Form 10-Q
period 1998-06-30
LMI AEROSPACE INC
filed 1998-08-14
CIK 1059562

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1998.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _______________ to
         _________________.

Commission file number:  0-24293

                               LMI AEROSPACE, INC.
             (Exact name of registrant as specified in its charter)

                Missouri                                       43-1309065
    (State or Other Jurisdiction of                         (I.R.S. Employer
     Incorporation or Organization)                        Identification No.)

           3600 Mueller Road
         St. Charles, Missouri                                    63302
(Address of Principal Executive Offices)                       (ZIP Code)

                                 (314) 946-6525
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes         No  X

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Number of Shares outstanding
Title of class of Common Stock                       as of June 30, 1998
------------------------------                  -------------------------------

Common Stock, par value $.02 per share                     8,389,422
                                                          -----------

                               LMI AEROSPACE, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                   FOR THE FISCAL QUARTER ENDING JUNE 30, 1998

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS (UNAUDITED)

         Condensed Consolidated Balance Sheets
         of December 31, 1997 and June 30, 1998

         Condensed Consolidated Statements of Operations for the three months and the six months ending
         June 30, 1998 and 1997

         Condensed Consolidated Statements of Cash Flows for the six months ending June 30, 1998 and 1997

         Notes to Unaudited Condensed Consolidated
         Financial Statements


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                           PART II. OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURE PAGE

                               LMI Aerospace, Inc.

                      Condensed Consolidated Balance Sheets
             (Amounts in thousands, except share and per share data)



                                                December 31,          June 30,
                                                    1997                1998
                                                 -------------------------------
Assets                                                               (unaudited)
Current assets:
   Cash and cash equivalents                     $     244         $       423
   Amounts due from underwriter                          -              21,390
   Trade accounts receivable                         8,058               9,191
   Inventories                                       8,701               9,540
   Prepaid expenses                                    147                 223
   Other current assets                                109                 102
    Deferred income taxes                              502                 502
                                                --------------------------------
Total current assets                                17,761              41,371

Property, plant, and equipment, net                 15,652              17,617
Other assets                                           216                 210
                                                --------------------------------
                                                  $ 33,629            $ 59,188
                                                ================================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                              $   3,318            $  3,847
   Accrued expenses                                  1,940               2,709
   Income taxes payable                                430                 338
   Demand note payable to stockholder                  250                   -
   Current installments of long-term debt              567                 644
                                                --------------------------------
Total current liabilities                            6,505               7,538

Long-term debt, less current installments            9,274               9,452
Deferred income taxes                                1,099               1,099
                                                --------------------------------
Total noncurrent liabilities                      $ 10,373           $  10,551

Stockholders' equity:
   Common stock of $.02 par value;
     authorized 28,000,000 shares; issued
     5,908,471 at December 31, 1997 and         $      118         $       168
     8,389,422 at June 30, 1998,
     respectively
   Subscriptions receivable                              -                (600)
   Additional paid-in capital                        1,543              23,060
   Retained earnings                                15,090              18,471
                                                --------------------------------
Total stockholders' equity                          16,751              41,099
                                                ================================
                                                  $ 33,629            $ 59,188
                                                ================================

See accompanying notes.



                               LMI Aerospace, Inc.

                 Condensed Consolidated Statements of Operations
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                    For the Three Months             For the Six Months
                                                       Ended June 30                    Ended June 30
                                                   1997             1998             1997           1998
                                           ------------------------------------------------------------------
Net sales                                         $ 14,383          $ 15,657       $ 27,073        $ 31,993
Cost of sales                                       10,266            10,841         19,660          22,343
                                           ------------------------------------------------------------------
Gross profit                                         4,117             4,816          7,413           9,650

Selling, general, and administrative
   expenses                                          1,672             1,850          3,161           3,734
                                           ------------------------------------------------------------------
Income from operations                               2,445             2,966          4,252           5,916

Interest expense                                       250               209            531             462
                                           ------------------------------------------------------------------

Income before income taxes                           2,195             2,757          3,721           5,454
Provision for income taxes                             845             1,034          1,433           2,072
                                           ==================================================================
Net income                                         $ 1,350           $ 1,723        $ 2,288         $ 3,382
                                           ==================================================================

Net income per common share                         $ .23              $ .29          $ .39           $ .57
                                           ==================================================================

Net income per common share - assuming
   dilution                                         $ .23              $ .28           $ .39          $ .56
                                           ==================================================================

Weighted average common shares
   outstanding                                   5,822,839         5,988,860      5,822,839       5,948,666
                                           ==================================================================
Weighted average dilutive stock options
   outstanding                                      64,082           149,346         55,446         131,478
                                           ==================================================================


See accompanying notes.


                               LMI Aerospace, Inc.

                 Condensed Consolidated Statements of Cash Flows
                             (Amounts in thousands)
                                   (Unaudited)

                                                            For the Six Months Ended June 30
                                                            1997              1998
                                                        -------------------------------------

Operating activities
Net income                                                   $  2,288          $  3,382
Adjustments to reconcile net income to
net cash provided by operating activities:
   Net cash provided by operating activities:
     Depreciation and amortization                             1,004             1,246
     Changes in operating assets and liabilities:
       Trade accounts receivable                                (327)           (1,133)
       Inventories                                              (310)             (839)
       Prepaid expenses                                          (67)              (76)
       Other current assets                                       63               (36)
       Other assets                                               20                 9
       Income taxes payable                                     (210)              (92)
       Accounts payable                                          589               529
       Accrued expenses                                          856               807
                                                       -------------------------------------
Net cash provided by operating activities                      3,906             3,797

Investing activities
Additions to property, plant, and equipment                   (1,233)           (3,160)
                                                       -------------------------------------
Net cash used in investing activities                         (1,233)           (3,160)

Financing activities
Proceeds from issuance of long-term debt                         391             2,073
Principal payments on long-term debt                          (2,465)           (2,068)
Proceeds from exercise of stock options                            -                29
Payments for consummation of initial public offering               -              (492)
                                                       -------------------------------------
Net cash used in financing activities                         (2,074)             (458)
Activities
                                                       -------------------------------------

Net change in cash and cash equivalents                          599               179
Cash and cash equivalents, beginning of period                   205               244
                                                       =====================================
Cash and cash equivalents, end of period                  $      804       $       423
                                                       =====================================


Supplemental Disclosures of Cash Flow
Information
  Amounts due from underwriter                                     -          $ 21,390
  Accrual for initial public offering costs                        -               458
  Common Stock contributed to profit sharing plan                  -               296
  Stock bonus issued to officer of Company                         -               200


See accompanying notes.

                               LMI Aerospace, Inc.

              Notes to Condensed Consolidated Financial Statements
         (Dollar amounts in thousands, except share and per share data))
                                   (Unaudited)
                                  June 30, 1998

1. Accounting Policies

Basis of Presentation

LMI Aerospace, Inc. (the Company) (formerly Leonard's Metal, Inc.) is a fabricator, finisher, and integrator of formed, close tolerance aluminum and specialty alloy components for use by the aerospace industry. The Company is a Missouri corporation with headquarters in St. Charles, Missouri. The Company maintains facilities in St. Charles, Missouri; Seattle, Washington; Tulsa, Oklahoma; and Wichita, Kansas.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes for the year ended December 31, 1997 included in the Company's prospectus dated June 29, 1998 as filed with the SEC.

Earnings per Common Share

In 1997, the Company adopted SFAS No. 128, Earnings per Share, which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. All earnings per share amounts for all periods have been presented or, where appropriate, restated to conform to SFAS No. 128.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Initial Public Offering

On April 27, 1998, the Company's Board of Directors authorized the filing of a registration statement with the Securities and Exchange Commission relating to an initial public offering of 2,300,000 shares of the Company's unissued common stock (345,000 additional shares if the underwriters' over-allotment option was exercised). In connection with the initial public offering, the Company effected a 2.29-for-one stock dividend of the Company's common stock payable June 1, 1998 to shareholders of record on May 1, 1998. All references in the accompanying financial statements to the number of shares of common stock and per common share amounts have been retroactively adjusted to reflect the stock dividend. In addition, the Company's capital structure was changed to reflect 28,000,000 shares of common stock and 2,000,000 shares of preferred stock authorized.

During April 1998, the Company issued 32,900 new shares of common stock as compensation to one of its officers, pursuant to an employment agreement, and recorded approximately $200 of deferred compensation expense to be recognized over the subsequent 24 months. In addition, the Company sold 98,700 shares of common stock to one of its officers, pursuant to an employment agreement and recorded a subscription receivable of $600 in stockholders' equity. The Company has no compensation obligation related to this transaction.

The initial public offering of 2,300,000 shares was consummated on June 30, 1998 and all proceeds were in transit to the Company and recorded as a current asset in Amounts due from underwriter.

3. Inventories

Inventories consist of the following:

                                         December 31,           June 30,
                                             1997                 1998
                                     ------------------------------------------
Raw materials                                 $2,990             $ 3,891
Work in process                                3,875               3,738
Finished goods                                 1,836               1,911
                                     ==========================================
                                              $8,701             $ 9,540
                                     ==========================================

4. Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

                                         December 31,           June 30,
                                             1997                 1998
                                     ------------------------------------------
Land                                      $      638           $      638
Buildings                                      7,405                7,474
Machinery and equipment                       18,376               19,409
Software costs                                   523                  591
Leasehold improvements                           426                  427
Construction in progress                         298                2,242
                                     ------------------------------------------
                                              27,666               30,781
Less accumulated depreciation                (12,014)             (13,164)
                                     ==========================================
                                            $ 15,652             $ 17,617
                                     ==========================================


5. Long-Term Debt

Long-term debt consists of the following:

                                                                       December 31,          June 30,
                                                                           1997                1998
                                                                    ---------------------------------------
Revolving line of credit, interest payable monthly, at a
   variable rate                                                         $  1,281            $  2,309
Industrial Development Revenue Bond, interest payable
   monthly, at a variable rate                                              2,500               2,500
Term loan note payable, principal and interest payable
   monthly, at a fixed rate of 9.0%                                         3,482               3,351
Real estate note payable, principal and interest payable
   monthly, at a variable rate                                                428                 416
Notes payable, principal and interest payable monthly, at
   fixed rates, ranging from 8.25% to 9.56%                                 1,233               1,428
Subordinated debentures, interest payable monthly, at a fixed
   rate of 11%                                                                800                  --
Capital lease obligations                                                     117                  92
                                                                    ---------------------------------------
                                                                            9,841              10,096
Less current installments                                                     567                 644
                                                                    =======================================
                                                                          $ 9,274             $ 9,452
                                                                    =======================================


On March 31, 1998, the Company secured a $15,000 unsecured line of credit with Magna Bank to fund various corporate needs. Interest is payable monthly based on a quarterly cash flow leverage calculation and the LIBOR rate (7.09% at June 30, 1998). This facility matures on March 30, 2000 and requires compliance with certain non-financial and financial covenants including minimum tangible net worth and EBITDA requirements. The credit facility prohibits the payment of cash dividends on common stock without Magna's prior written consent. The Company drew upon the line in March 1998 to retire certain outstanding debt balances, including the previous revolving line of credit ($1,281 at December 31, 1997), demand notes to former shareholders ($250 at December 31, 1997), and the subordinated debentures ($800 at December 31, 1997). (See Note 7 for subsequent payoff.)

The Industrial Revenue Bond (IRB) bears interest at a variable rate, which is based on the existing market rates for comparable outstanding tax-exempt bonds (4.1 percent and 3.8 percent at December 31, 1997 and June 30, 1998, respectively), not to exceed 12 percent. The IRB is secured by a letter of credit, and Magna Bank NA (Magna), which holds 100 percent participation in the letter of credit, has a security interest in certain equipment. The bond matures in November 2000.

During 1997, the Company executed a new 9.0 percent term note payable for $3,500 with Magna secured by certain Company-owned real estate. The term note payable requires monthly principal and interest payments of $45, and any remaining principal balance is due upon maturity in November 2000. The term note payable contains certain nonfinancial and financial covenants, including leverage ratio, current ratio, and minimum tangible net worth. All of the Company's property, plant and equipment is pledged under the above agreement. (See Note 7 for subsequent payoff.)

The real estate note payable with the Oklahoma Industrial Finance Authority requires monthly principal and interest payments through May 2009 and bears interest at the prime rate adjusted quarterly based on the last day of the previous quarter (8.5 percent at December 31, 1997 and June 30, 1998). The real estate note payable is secured by a mortgage on the property. (See Note 7 for subsequent payoff.)

The Company entered into various notes payable for the purchase of certain equipment. The notes are payable in monthly installments including interest (ranging from 8.25 percent to 9.56 percent through November 2002). The notes payable are secured by equipment.

6. Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position.

7. Subsequent Event

On July 6, 1998, the Company received the proceeds ($21,390) from the initial public offering and retired certain outstanding debt balances, including the term loan note payable ($3,351 at June 30, 1998) and the real estate note payable ($416 at June 30, 1998). In addition, the Company paid down the revolving line of credit ($2,309 at June 30, 1998). The underwriter's over-allotment option of 345,000 shares was exercised and issued on July 14, 1998 and the Company received proceeds of approximately $3,209.

On August 11, 1998, the Company announced that it had reached an agreement in principal to acquire the assets of Precise Machine Company ("Precise"), based in Irving, Texas. Precise manufactures precision machined components used primarily by the defense, aerospace and financial service industries and had sales of approximately $3 million for the year ended 1997. Terms of the sale have not been finalized. As of June 30, 1998, Precise's unaudited financial statements reflected net sales of $1,636 for the six months then ended.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled Management's Discussion and Analysis of Financial Conditions and Results of Operations.

Overview

LMI Aerospace, Inc. is a leading fabricator, finisher and integrator of formed, close tolerance aluminum and specialty alloy components for use by the aerospace industry. The Company has been engaged in manufacturing components for a wide variety of aerospace applications. Components manufactured by the Company include leading edge wing slats, flaps and lens assemblies; cockpit window frame assemblies; fuselage skins and supports, and passenger and cargo door frames and supports. The Company maintains multi-year contracts with leading original equipment manufacturers and primary subcontractors of commercial, corporate, regional and military aircraft. Such contracts, which govern virtually all of the Company's sales, designate the Company as the sole supplier of the aerospace components sold under the contracts. Customers include Boeing, Lockheed Martin, Northrop Grumman, Gulfstream, Learjet, Canadair, DeHavilland and PPG. The Company manufactures approximately 14,000 parts for integration into such models as Boeing's 737, 747, 757, 767 and 777 commercial aircraft, Canadair's RJ regional aircraft, Gulfstream's G-IV and G-V corporate aircraft, and Lockheed Martin's F-16 and C-130 military aircraft.

In the second quarter of 1998, the Company executed two new contracts with certain of its customers. The Company entered into a new 10-year contract with the Wichita division of Boeing. The Company has a long history of component production with the Wichita facility which now will be managed under this long term agreement. Additionally, the Company entered into a renewal of its contract with Lockheed Martin, extending the agreement for an additional 4 years.

Subsequent to June 30, 1998, the Company reached an agreement in principal to purchase the assets of Texas based Precise Machine Company ("Precise"), a company specializing in the manufacture of precision machined components. The Company believes that the addition of Precise will expand its integration capabilities to better support its customer base as well as allow it to gain access to non-aerospace customers. This acquisition is also consistent with the Company's strategy of locating facilities in close proximity to its customers. Precise provides the Company with a facility near Northrop Grumman and Lockheed Martin, customers also served by Precise.

Results of Operations - Quarter Ended June 30, 1998 compared to June 30, 1997.

Net Sales. Net sales for the quarter ended June 30, 1998 rose 8.9% from $14.4 million in 1997 to $15.7 million. This increase was primarily due to the Company's participation on the 737 New Generation ("737 NG") which added $1.8 million in sales in the second quarter rising to $2.9 million from $1.1 million. The Company's sales growth was inhibited by difficulties in production of the leading edge wing slats produced for the 737 NG. These production difficulties have been resolved and should result in a deferral of sales into the third and fourth quarter of approximately $0.6 million.

Additionally, net sales on the 747 model aircraft contributed an additional $0.4 million, rising to $4.2 million from $3.8 million. Although the second quarter of 1998 was positively impacted by the 747, Boeing recently announced a 30% reduction in output on this model and, therefore, reductions in volume will likely occur for the foreseeable future. With production rates declining and scheduled to end in 2000, sales of the 737 Classic components were down $1.2 million, dropping from $2.7 million to $1.5 million.

Gross Profit. Gross profit increased 17.0% in the second quarter of 1998 to $4.8 million (30.8% of net sales) from $4.1 million (28.6% of net sales). This improvement in margins was primarily due to better coverage of fixed costs provided by the increase in sales. Certain overhead expenses increased, however, at a slower rate than the rise in sales.

Selling, General, and Administrative Expenses ("SG&A"). SG&A increased 11% in the second quarter of 1998 to $1.8 million (11.8% of net sales) from $1.7 million (11.6% of net sales) in 1997.

Income Taxes. The effective tax rate in the second quarter of 1998 was 37.5% compared to 38.5% in 1997. This change in effective rates is due to the recognition of state income tax credits available to the Company.

Net Income. As a result of the foregoing, the net income rose 27.7% in the second quarter of 1998, rising to $1.7 million from $1.4 million.

Earnings Per Share. The initial public offering had a minimal impact on the weighted average common shares outstanding used in the earnings per share for the quarter ended June 30, 1998. The 2,300,000 newly issued common stock was outstanding for one day during the period.

Results of Operations - Six Months Ended June 30, 1998 compared to June 30, 1997

Net Sales. Net sales increased 18.2% in the six months ended June 30, 1998, rising from $27.1 million in 1997 to $32.0 million. Net sales increased on all Boeing 7-series models with the exception of the 737 Classic, which Boeing is phasing out of production. The increase in net sales was primarily due to the Company's participation on the 737 NG aircraft which saw net sales increase $4.5 million in 1998, growing to $6.2 million from $1.7 million. The first six months of 1998 also were aided by increased shipments on the 747, with sales growing to $8.6 million from $7.8 million. As stated earlier, Boeing's announcement of a production rate decrease will diminish the contribution of this model in future quarters. The Company's net sales of components for the 737 Classic decreased approximately $1.6 million, from $5.2 million in 1997 to $3.6 million in 1998.

Sales for Corporate/Regional aircraft during the first half of 1998, were essentially unchanged from the comparable period in 1997, however, the Company began shipments in June, 1998 on a new program supporting the Gulfstream G-IV and G-V which should positively impact future quarters.

Gross Profit. Gross profit (net sales less cost of goods sold) increased 30.2% in the first six months of 1998, from $7.4 million (27.4% of net sales) to $9.7 million (30.2% of net sales). The increase in gross profit was predominantly the result of better coverage of fixed costs afforded by the increase in net sales.

Selling, General, and Administrative Expenses ("SG&A"). SG&A increased 18.1% in 1998, commensurate with the increase in sales, from $3.2 million (11.7% of net sales) in 1997 to $3.7 million (11.7% of net sales). The Company's SG&A is driven in large part by the salaries, wages, and related fringe benefits paid to its selling and administrative employees which accounted for $0.2 million of the increase.

Income Taxes. The effective income tax rate for the first six months of 1998 was 38%, down from 38.5% in 1997. This reduction in effective rate is the result of the Company's utilization of several different state income tax credits.

Net Income. The increase in net sales, improvements in gross profits and other changes discussed above, drove net increase up for the six months 47.8% to $3.4 million in 1998 from $2.3 million.

Earnings Per Share. The initial public offering had a minimal impact on the weighted average common shares outstanding used in the earnings per share for the six-months ended June 30, 1998. The 2,300,000 newly issued common stock was outstanding for one day during the period.

Liquidity and Capital Resources.

On June 30, 1998, the Company completed an initial public offering ("IPO") of its common stock in which it sold 2,300,000 shares at $10.00 per share. Although the IPO was completed during the second quarter, proceeds of the offering ($20.4 million after expenses of $2.6 million) were not received until July 6, 1998. Therefore, the pending receipt of the proceeds was accounted for as a current receivable. Immediately upon receipt of the cash from the IPO, the Company retired term debt of $3.3 million with Magna Bank, N.A. and $0.4 million with the Oklahoma Industrial Finance Authority. Both of these notes were secured by real estate of the Company. Additionally, the Company used $2.4 million of the proceeds to temporarily pay down the revolving line of credit with Magna Bank, N.A. The Company maintains its ability to borrow up to $15 million under this revolving line of credit. The balance of these proceeds from the IPO will be used to fund acquisitions, working capital needs, or capital investment needs.

Subsequent to the end of the quarter, the underwriters informed the Company that they were exercising their option to sell the 15% over allotment. Therefore, the Company received an additional $3.2 million in cash for 345,000 newly issued shares. These proceeds are not reflected in the quarterly financial statements.

The working capital needs of the Company are generally funded by cash flows from operations. During the first six months of 1998, operating activities generated $3.8 million of cash compared to $3.9 million in the first six months of 1997. The growth of the Company has required a substantial investment in receivables ($1.1 million increase during 1998) and inventories ($0.8 million increase during 1998). Cash was used to support capital expenditures and fund the preliminary costs of the IPO.

The Company continued to invest in property, plant and equipment spending $3.2 million in 1998. In Tulsa, the Company neared completion of a 33,000 square foot addition ($1.1 million) nearly doubling its available space to 75,000 square feet. The Auburn facility upgraded its punching capability with the addition of a new CNC punching machine ($0.4 million) to replace an older, slower model and spent $0.2 million upgrading and customizing a newly leased 80,000 square foot facility that will replace the current 45,000 square foot facility. The Company also began expansion efforts at one of its St. Charles locations which will add approximately 20,000 square feet ($0.1 million) and purchased another five axis routing machine ($0.2 million) to support the 737 NG leading edge wing slat program. Additionally, in conjunction with the Company's fourth quarter, 1997 conversion to a new software system and upgrading of several local area networks, the Company spent $0.2 million on computer hardware, software and training. The Company estimates it will expend an additional $1.8 million over the balance of 1998, primarily on facility expansions.

As earlier discussed, the Company has agreed to purchase the assets of Precise and will utilize a portion of the proceeds of the offering. This is consistent with our stated intentions.

                           PART II. OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Sale of Unregistered Stock

(c) During the quarter ended June 30, 1998, the Company issued 32,900 new shares of Common Stock to one of its officers, pursuant to an employment agreement and sold 98,800 shares of Common Stock to another officer pursuant to an employment agreement and recorded a subscription receivable of $600,000 in stockholders' equity with respect to this transaction.

Use of Proceeds from the Public Offering

(d) Pursuant to a registration statement on Form S-1 (No. 333-51357) which was declared effective by the SEC on June 30, 1998, the Company sold 2,300,000 shares of Common Stock in a public offering for an aggregate price of $23.0 million The managing underwriter of such public offering was EVEREN Securities, Inc. In connection therewith, the Company granted to the underwriters a 45-day option to purchase up to an aggregate of 345,000 additional shares of Common Stock.

         The total expenses incurred in connection with the issuance and distribution of the Common Stock, including those associated with the over allotment option were $2,801,500. Underwriting discounts, including those associated with the over allotment were $1,851,500. None of the expenses were paid directly or indirectly to directors, officers, persons owning ten (10) percent or more of any class of equity securities or affiliates of the Company.

         Net proceeds from the sale of the shares of Common Stock, such funds have been used to retire term debt of $3.3 million with Magna Bank, N.A. and $0.4 million with the Oklahoma Industrial Finance Authority. Additionally, the Company used $2.4 million of the proceeds to temporarily pay down a revolving line of credit with Magna Bank, N.A. The remainder of the proceeds are currently held in highly liquid assets to be used to support the Company's growth strategies through, among other things, the funding of acquisitions of complementary businesses.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      See Exhibit Index

         (B) No current reports on Form 8-K have been filed by the Company during the six month period ended June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LMI AEROSPACE, INC.



Date:  August 14, 1998              By: /s/ Lawrence E. Dickinson
                                        Lawrence E. Dickinson
                                        Chief Financial Officer and Secretary

                                  EXHIBIT INDEX

Exhibit Number          Description
--------------          -----------
     27                 Financial Data Schedule