Form 10-Q/A
period 1998-06-30
LMI AEROSPACE INC
filed 1998-09-04
CIK 1059562

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

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

         Condensed Consolidated Balance Sheets
         of December 31, 1997 and June 30, 1998

         Condensed Consolidated Statements of Operations for the three months and the six months ending
         June 30, 1998 and 1997

         Condensed Consolidated Statements of Cash Flows for the six months ending June 30, 1998 and 1997

         Notes to Unaudited Condensed Consolidated
         Financial Statements



SIGNATURE PAGE

                               LMI Aerospace, Inc.

                      Condensed Consolidated Balance Sheets
             (Amounts in thousands, except share and per share data)



                                                December 31,          June 30,
                                                    1997                1998
                                                 -------------------------------
Assets                                                               (unaudited)
Current assets:
   Cash and cash equivalents                     $     244         $       423
   Amounts due from underwriter                          -              21,390
   Trade accounts receivable                         8,058               9,191
   Inventories                                       8,701               9,540
   Prepaid expenses                                    147                 223
   Other current assets                                109                 102
    Deferred income taxes                              502                 502
                                                --------------------------------
Total current assets                                17,761              41,371

Property, plant, and equipment, net                 15,652              17,617
Other assets                                           216                 200
                                                --------------------------------
                                                  $ 33,629            $ 59,188
                                                ================================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                              $   3,318            $  3,847
   Accrued expenses                                  1,940               2,709
   Income taxes payable                                430                 338
   Demand note payable to stockholder                  250                   -
   Current installments of long-term debt              567                 644
                                                --------------------------------
Total current liabilities                            6,505               7,538

Long-term debt, less current installments            9,274               9,452
Deferred income taxes                                1,099               1,099
                                                --------------------------------
Total noncurrent liabilities                      $ 10,373           $  10,551

Stockholders' equity:
   Common stock of $.02 par value;
     authorized 28,000,000 shares; issued
     5,908,471 at December 31, 1997 and         $      118         $       168
     8,389,422 at June 30, 1998,
     respectively
   Subscriptions receivable                              -                (600)
   Additional paid-in capital                        1,543              23,060
   Retained earnings                                15,090              18,471
                                                --------------------------------
Total stockholders' equity                          16,751              41,099
                                                ================================
                                                  $ 33,629            $ 59,188
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

                                    LMI AEROSPACE, INC.



Date:  September 4, 1998            By: /s/ Lawrence E. Dickinson
                                        Lawrence E. Dickinson
                                        Chief Financial Officer and Secretary