Form 10-Q
period 1998-09-30
LMI AEROSPACE INC
filed 1998-11-16
CIK 1059562

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 1998.

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X   No ___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Title of class                       Number of Shares outstanding
            of Common Stock                       as of September 30, 1998
            ---------------                      ----------------------------

Common Stock, par value $.02 per share                   8,419,422
                                                         -----------

                               LMI AEROSPACE, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                FOR THE FISCAL QUARTER ENDING SEPTEMBER 30, 1998

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS (UNAUDITED)

         Condensed Consolidated Balance Sheets
         of December 31, 1997 and September 30, 1998

         Condensed Consolidated Statements of Operations for the three months and the nine months ending September 30, 1998 and 1997

         Condensed Consolidated Statements of Cash Flows for the nine months ending September 30, 1998 and 1997

         Notes to Unaudited Condensed Consolidated Financial Statements


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                           PART II. OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURE PAGE

                               LMI Aerospace, Inc.

                      Condensed Consolidated Balance Sheets
             (Amounts in thousands, except share and per share data)



                                                     December 31,  September 30,
                                                           1997          1998
                                                   -----------------------------
Assets                                                              (unaudited)
Current assets:
   Cash and cash equivalents                            $     244        15,643
   Trade accounts receivable                                8,058        10,073
   Inventories                                              8,701        10,781
   Prepaid expenses                                           147           265
   Other current assets                                       109           133
   Deferred income taxes                                      502           502
                                                   -----------------------------
Total current assets                                       17,761        37,397

Property, plant, and equipment, net                        15,652        18,691
Other assets                                                  216         1,844
                                                   -----------------------------
                                                         $ 33,629      $ 57,932
                                                   =============================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                     $   3,318      $  3,332
   Amounts due to broker                                       --         2,244
   Accrued expenses                                         1,940         3,846
   Income taxes payable                                       430           289
   Demand note payable to stockholder                         250             -
   Current installments of long-term debt                     567           157
                                                   -----------------------------
Total current liabilities                                   6,505         9,868

Long-term debt, less current installments                   9,274         2,761
Deferred income taxes                                       1,099         1,099
                                                   -----------------------------
Total noncurrent liabilities                               10,373         3,860

Stockholders' equity:
   Common stock of $.02 par value; authorized
     28,000,000 shares; issued 5,908,471 at
     December 31, 1997 and 8,734,422 at
     September 30, 1998, respectively                         118           175
   Additional paid-in capital                               1,543        26,149
   Treasury Stock, at cost, 315,000 shares in 1998             --        (2,244)
   Retained earnings                                       15,090        20,124
                                                  ------------------------------
Total stockholders' equity                                 16,751        44,204
                                                  ------------------------------

                                                  ==============================
                                                         $ 33,629      $ 57,932
                                                  ==============================

See accompanying notes.

                               LMI Aerospace, Inc.

                 Condensed Consolidated Statements of Operations
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                  For the Three Months                 For the Nine Months
                                                  Ended September 30                   Ended September 30
                                                   1997               1998             1997           1998
                                           ------------------------------------------------------------------

Net sales                                         $ 13,975         $  15,165       $ 41,048        $ 47,158
Cost of sales                                        9,598            10,454         29,258          32,798
                                           ------------------------------------------------------------------
Gross profit                                         4,377             4,711         11,790          14,360

Selling, general, and administrative
   expenses                                          1,567             2,267          4,728           6,000
                                           ------------------------------------------------------------------
Income from operations                               2,810             2,444          7,062           8,360

Interest (expense)/income                             (245)               84           (776)           (379)
                                           ------------------------------------------------------------------

Income before income taxes                           2,565             2,528          6,286           7,981
Provision for income taxes                             987               850          2,420           2,921
                                           ==================================================================
Net income                                        $  1,578           $ 1,678        $ 3,866         $ 5,060
                                           ==================================================================

Net income per common share                         $ .27              $ .19          $ .66           $ .74
                                           ==================================================================

Net income per common share - assuming
   dilution                                         $ .27              $ .19           $ .66          $ .72
                                           ==================================================================

Weighted average common shares
   outstanding                                   5,822,839         8,675,074      5,822,839       6,870,833
                                           ==================================================================
Weighted average dilutive stock options
   outstanding                                      86,164           167,209         68,474         147,205
                                           ==================================================================


See accompanying notes.

                               LMI Aerospace, Inc.

                 Condensed Consolidated Statements of Cash Flows
                             (Amounts in thousands)
                                   (Unaudited)

                                                           For the Nine Months Ended September 30
                                                                   1997                1998
                                                           ----------------------------------------
Operating activities
Net income                                                        $ 3,866            $   5,060
Adjustments to reconcile net income to
  Net cash provided by operating activities:
   Net cash provided by operating activities:
     Depreciation and amortization                                 1,505                1,915
     Changes in operating assets and liabilities:
       Trade accounts receivable                                  (2,106)              (1,635)
       Inventories                                                  (912)              (1,617)
       Prepaid expenses                                               11                 (114)
       Other current assets                                           21                  (68)
       Other assets                                                   35                   84
       Income taxes payable                                          (48)                (141)
       Accounts payable                                              373                  (23)
       Accrued expenses                                              857                1,728
                                                            ---------------------------------------
Net cash provided by operating activities                          3,602                5,189

Investing activities
Additions to property, plant, and equipment, net                  (2,258)              (3,991)
Acquisition of company, net of cash acquired                           -               (2,791)
                                                           ----------------------------------------
Net cash used in investing activities                             (2,258)              (6,782)

Financing activities
Proceeds from issuance of long-term debt                             391                2,073
Principal payments on long-term debt                              (1,987)              (9,247)
Proceeds from exercise of stock options                                -                   29
Proceeds from subscriptions receivable                                 -                  600
Proceeds from issuance of common stock, net                          297               23,537
Proceeds from issuance of treasury stock                               5                   --
                                                           ----------------------------------------
Net cash used in financing activities                             (1,294)              16,992

Net change in cash and cash equivalents                               50               15,399
Cash and cash equivalents, beginning of period                       205                  244
                                                           ----------------------------------------
Cash and cash equivalents, end of period                       $     255            $  15,643
                                                           ========================================


Supplemental Disclosures of Non-Cash Flow Information

  Common Stock contributed to profit sharing plan                      -           $      296
  Stock bonus issued to officer of Company                             -                  200
  Treasury stock acquired and due to broker                                             2,244


See accompanying notes.

                               LMI Aerospace, Inc.

              Notes to Condensed Consolidated Financial Statements
         (Dollar amounts in thousands, except share and per share data))
                                   (Unaudited)
                               September 30, 1998

1. Accounting Policies

Basis of Presentation

LMI Aerospace, Inc. (the Company) (formerly Leonard's Metal, Inc.) is a fabricator, finisher, and integrator of formed, close tolerance aluminum and specialty alloy components for use by the aerospace industry. The Company is a Missouri corporation with headquarters in St. Charles, Missouri. The Company maintains facilities in St. Charles, Missouri; Seattle, Washington; Tulsa, Oklahoma; Wichita, Kansas; and Irving, Texas (see Note 3).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the three and nine months ended
September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes for the year ended December 31, 1997 included in the Company's prospectus dated June 29, 1998 as filed with the SEC.

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

During 1998, the Company completed its Initial Public Offering ("IPO"), selling 2,645,000 shares (including the underwriters 15% over allotment) at $10.00 per share ($23.5 million after fees and expenses of $2.9 million).

3. Acquisition

On August 11, 1998, the Company announced that it had reached an agreement in principal to acquire the assets of Precise Machine Company ("Precise"), based in Irving, Texas. Precise manufactures precision machined components used primarily by the defense, aerospace and financial service industries and had sales of approximately $3 million for the year ended 1997. The sale was completed on
August 25, 1998. The purchase price for the net assets acquired was approximately $2,844 in cash.

This acquisition has been accounted for by the purchase method, and accordingly, the results of operations were included in the Company's Condensed Consolidated Statements of Operations from the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based on their fair value at the date of the acquisition. The excess of the purchase price over the fair value of net assets acquired, totaling $1,728, was allocated to goodwill, and is being amortized over a 25-year period on a straight-line basis. Amortization of Goodwill through September 30, 1998 was approximately $6.

4. Equity Transactions

During April 1998, the Company issued 32,900 new shares of common stock as compensation to one of its officers, pursuant to an employment agreement, and recorded approximately $200 of deferred compensation expense to be recognized over the subsequent 24 months. In addition, the Company sold 98,700 shares of common stock to one of its officers, pursuant to an employment agreement. The Company had no compensation obligation related to this transaction.

On September 25, 1998, the Company announced that its Board of Directors authorized the Company's repurchase of up to 600,000 shares of the Company's common stock. On September 29, 1998, the Company purchased 315,000 shares in the open market at a price of $7.125 per share and this transaction was recorded at cost in stockholders' equity with the corresponding liability in Amounts due to Broker.

5. Inventories

Inventories consist of the following:
                                                December 31,     September 30,
                                                    1997              1998
                                            ------------------------------------
Raw materials                                       $2,990          $ 4,321
Work in process                                      3,875            3,610
Finished goods                                       1,836            2,850
                                            ====================================
                                                    $8,701         $ 10,781
                                            ====================================

6. Property, Plant, and Equipment

Property, plant, and equipment consist
of the following:

                                                December 31,     September 30,
                                                    1997              1998
                                            ------------------------------------
Land                                             $      638          $    638
Buildings                                             7,405             8,677
Machinery and equipment                              18,376            20,970
Software costs                                          523               607
Leasehold improvements                                  426               832
Construction in progress                                298               790
                                            ------------------------------------
                                                     27,666            32,514
Less accumulated depreciation                       (12,014)          (13,823)
                                            ====================================
                                                   $ 15,652          $ 18,691
                                            ====================================


7. Long-Term Debt

Long-term debt consists of the following:

                                                                       December 31,        September 30,
                                                                           1997                 1998
                                                                    -----------------------------------------

Revolving line of credit, interest payable monthly, at a
   variable rate                                                         $  1,281            $     --
Industrial Development Revenue Bond, interest payable
   monthly, at a variable rate                                              2,500               2,500
Term loan note payable, principal and interest payable
   monthly, at a fixed rate of 9.0%                                         3,482                  --
Real estate note payable, principal and interest payable
   monthly, at a variable rate                                                428                  --
Notes payable, principal and interest payable monthly, at
   fixed rates, ranging from 8.78% to 9.56%                                 1,233                 339
Subordinated debentures, interest payable monthly, at a fixed
   rate of 11%                                                                800                  --
Capital lease obligations                                                     117                  79
                                                                    -----------------------------------------
                                                                            9,841               2,918
Less current installments                                                     567                 157
                                                                    =========================================
                                                                          $ 9,274             $ 2,761
                                                                    =========================================


On March 31, 1998, the Company secured a $15,000 unsecured line of credit with Magna Bank to fund various corporate needs. Interest is payable monthly based on a quarterly cash flow leverage calculation and the LIBOR rate. This facility matures on March 30, 2000 and requires compliance with certain non-financial and financial covenants including minimum tangible net worth and EBITDA requirements. The credit facility prohibits the payment of cash dividends on common stock without Magna's prior written consent. The Company drew upon the line in March 1998 to retire certain outstanding debt balances, including the previous revolving line of credit ($1,281 at December 31, 1997), demand notes to former shareholders ($250 at December 31, 1997), and the subordinated debentures ($800 at December 31, 1997). On July 6, 1998, the Company received the proceeds ($21,390) from the initial public offering and retired certain outstanding debt balances, including the term loan note payable ($3,351 at June 30, 1998) and the real estate note payable ($416 at June 30, 1998). In addition, the Company paid down the revolving line of credit ($2,309 at June 30, 1998).

The Industrial Revenue Bond ("IRB") bears interest at a variable rate, which is based on the existing market rates for comparable outstanding tax-exempt bonds (4.1 percent and 4.2 percent at December 31, 1997 and September 30, 1998, respectively), not to exceed 12 percent. The IRB is secured by a letter of credit, and Magna Bank NA ("Magna"), which holds 100 percent participation in the letter of credit, has a security interest in certain equipment. The bond matures in November 2000.

The Company entered into various notes payable for the purchase of certain equipment. The notes are payable in monthly installments including interest (ranging from 8.78 percent to 9.56 percent through November 2002). The notes payable are secured by equipment. During the quarter, certain notes payable were paid off at the discretion of management.

8. Commitments and Contingencies

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

Overview

LMI Aerospace, Inc. is a leading fabricator, finisher and integrator of formed and machined, close tolerance aluminum and specialty alloy components for use by the aerospace industry. The Company has been engaged in manufacturing components for a wide variety of aerospace applications. Components manufactured by the Company include leading edge wing slats, flaps and lens assemblies; cockpit window frame assemblies; fuselage skins and supports, and passenger and cargo door frames and supports. The Company maintains multi-year contracts with leading original equipment manufacturers and primary subcontractors of commercial, corporate, regional and military aircraft. Such contracts, which govern the majority of the Company's sales, designate the Company as the sole supplier of the aerospace components sold under the contracts. Customers include Boeing, Lockheed Martin, Northrop Grumman, Gulfstream, Learjet, Canadair, DeHavilland and PPG. The Company manufactures approximately 14,000 parts for integration into such models as Boeing's 737, 747, 757, 767 and 777 commercial aircraft and F-15, F-18, C-17 military aircraft, Canadair's RJ regional aircraft, Gulfstream's G-IV and G-V corporate aircraft, and Lockheed Martin's F-16 and C-130 military aircraft.

The Company has executed new contracts this year with several of its key customers. During the third quarter, the Company reached agreement with Boeing Seattle to extend its current long-term contract for five years. The current contract was to expire on December 31, 1998 and now expires on December 31, 2003. Earlier this year, the Company entered into a new 10-year contract with the Wichita division of Boeing and reached an agreement to renew its contract with Lockheed Martin, extending the agreement for an additional 4 years. Additionally, the Company has begun to accept orders and ship components to Boeing-St. Louis (formerly McDonnell Douglas, Inc.) on several military platforms, including the F-15, F-18 and C-17. Although the orders under this program are just commencing and had minimal effect on the first nine months of 1998, they are indicative of the Company's strategy to diversify its revenue base.

In August, 1998, the Company purchased the assets of Texas based Precise Machine Company ("Precise"), a company specializing in the manufacture of precision machined components to the aerospace, financial services, and printing industries. The Company believes that the addition of Precise will expand its integration capabilities to better support its customer base as well as allow it to gain access to non-aerospace customers. This acquisition is also consistent with the Company's strategy of locating facilities in close proximity to its customers. Precise provides the Company with a facility near Northrop Grumman and Lockheed Martin, customers also served by Precise.

Results of Operations - Quarter Ended September 30, 1998 compared to September 30, 1997.

Net Sales. Net sales for the quarter ended September 30, 1998 rose 8.5% from $14.0 million in 1997 to $15.2 million. This increase was primarily due to the Company's participation on the 737 New Generation ("737 NG") model aircraft which added $1.3 million in sales in the third quarter rising to $3.0 million from $1.7 million.

Additionally, net sales on the 747 model aircraft contributed an additional $0.4 million, rising to $3.6 million from $3.2 million. Although the third quarter of 1998 continued to be positively impacted by the 747, Boeing has announced a 30% reduction in output on this model and, therefore, reductions in volume will likely occur in future periods. With production rates declining and scheduled to end in 2000, sales of the 737 Classic components were down $1.2 million, dropping from $2.2 million to $1 million.

Gross Profit. Gross profit increased 7.6% in the third quarter of 1998 to $4.7 million (31.1% of net sales) from $4.4 million (31.3% of net sales). This improvement in gross profit was primarily due to the increase in sales volume.

Selling, General, and Administrative Expenses ("SG&A"). SG&A increased 44.6% in the third quarter of 1998 to $2.3 million (14.9% of net sales) from $1.6 million (11.2% of net sales) in 1997. Included in the third quarter SG&A is a $0.3 million charge from the settlement of a claim that was disclosed in the S-1 filed in June, 1998. Excluding this charge, SG&A would have been 13.1% of net sales.

Income Taxes. The effective tax rate in the third quarter of 1998 was 33.6% compared to 38.5% in 1997. During the third quarter, the Company recognized the benefit of state income tax credits relating to 1997 income taxes of $0.1 million. Excluding this benefit, the effective tax rate would have been 37.5%.

Net Income. As a result of the foregoing, the net income rose 6.4% in the third quarter of 1998, rising to $1.7 million from $1.6 million.

Results of Operations - Nine Months Ended September 30, 1998 compared to September 30, 1997

Net Sales. Net sales increased 14.9% in the nine months ended September 30, 1998, rising from $41.0 million in 1997 to $47.2 million. Net sales increased on all Boeing 7-series models with the exception of the 737 Classic, which Boeing is phasing out of production. The increase in net sales was primarily due to the Company's participation on the 737 NG aircraft which resulted in a net sales increase of $5.8 million in 1998, growing to $9.2 million from $3.4 million. The first nine months of 1998 also were aided by increased shipments on the 747, with sales growing to $12.1 million from $11.0 million. The Company's net sales of components for the 737 Classic decreased approximately $2.8 million, from $7.5 million in 1997 to $4.7 million in 1998.

Gross Profit. Gross profit increased 21.8% in the first nine months of 1998, from $11.8 million (28.7% of net sales) to $14.4 million (30.5% of net sales). The increase in margin was predominantly the result of better coverage of fixed costs afforded by the increase in net sales.

Selling, General, and Administrative Expenses ("SG&A"). SG&A increased 26.9% in 1998, from $4.7 million (11.5% of net sales) in 1997 to $6.0 million (12.7% of net sales). The Company's SG&A is driven in large part by the salaries, wages, and related fringe benefits paid to its selling and administrative employees which accounted for $0.3 million of the increase and the previously mentioned lawsuit settlement of $0.3 million.

Income Taxes. The effective income tax rate for the first nine months of 1998 was 36.6%, down from 38.5% in 1997. This reduction in the effective rate is the result of the Company's recognition of current and prior year state income tax credits.

Net Income. The increase in net sales, improvements in gross profits and other changes discussed above, drove net income up for the nine months 30.9% to $5.1 million in 1998 from $3.9 million.

Liquidity and Capital Resources.

During 1998, the Company completed its IPO, selling 2,645,000 shares (including the underwriters 15% over allotment) at $10.00 per share ($23.5 million after fees and expenses of $2.9 million). Immediately upon receipt of the cash from the IPO, the Company retired term debt of $3.3 million with Magna Bank, N.A. and $0.4 million with the Oklahoma Industrial Finance Authority. Both of these notes were secured by real estate of the Company. Additionally, the Company used $2.4 million of the proceeds to temporarily pay down the revolving line of credit with Magna Bank, N.A. The Company maintains its ability to borrow up to $15 million under this revolving line of credit. The balance of these proceeds from the IPO will be used to fund acquisitions, working capital needs, or capital investment needs.

Also during the third quarter, the Company received approval of its Board of Directors to repurchase up to 600,000 shares of its common stock. The Company purchased 315,000 shares near the end of the third quarter for $2.2 million. This transaction was funded early in the fourth quarter and was reflected as a liability at September 30, 1998.

In August, 1998, the Company completed the acquisition of Precise Machine Company of Irving, Texas. The Company used $2.9 million of the IPO proceeds to purchase the net assets of Precise.

The working capital needs of the Company are generally funded by cash flows from operations. During the first nine months of 1998, operating activities generated $5.2 million of cash compared to $3.6 million in the first nine months of 1997. The growth of the Company has required a substantial investment in receivables and inventories with each growing by $1.6 million.

The Company continued to invest in property, plant and equipment spending $4.0 million in 1998. In Tulsa, the Company completed a 33,000 square foot addition ($1.1 million) nearly doubling its available space to 75,000 square feet. The Auburn facility upgraded its punching capability with the addition of a new CNC punching machine ($0.4 million) to replace an older, slower model and spent $0.4 million upgrading and customizing a newly leased 80,000 square foot facility that will replace the current 45,000 square foot facility. The Company spent $0.3 million as it began expansion efforts at one of its St. Charles locations which will add approximately 20,000 square feet. The Company estimates it will expend an additional $1.0 million over the balance of 1998, primarily on facility expansions. Capital spending should be reduced in 1999 to approximately $3.0 million.

Year 2000 Preparedness

The advent of the year 2000 (sometimes referred to as "Y2K") poses certain technological challenges resulting from computer technologies that recognize and process calendar years by the last two digits rather than all four digits of such year (e.g., "98" for "1998"). Computer technologies programmed in this manner may not properly recognize or process a year that begins with the digits "20" instead of "19" (the "Year 2000 Problem"). If not corrected, such computer technologies could produce, among other problems, inaccurate, erroneous or unpredictable results or system failures.

To address the Year 2000 Problem, the Company, beginning in late 1997, formulated a three-step plan under which the Company's information technology ("IT") and non-information technology, such as embedded chip machines ("Non-IT"), systems would be (i) assessed; (ii) updated, replaced and tested as necessary, and (iii) monitored for compliance (the "Plan").

As of September 30, 1998, the Company had substantially completed the assessment phase of the Plan. This phase involves, among other things, identification of those IT and non-IT systems that were impacted in some way by the Year 2000 problem, and of such systems, identifying which are principal to the Company's principal business operations. As part of this assessment, the Company reviewed its principal IT system which was installed in late 1997 as part of a previously formulated strategic growth plan and found it to have satisfied the Company's Y2K concerns. The Company also identified the other IT systems which have certain Y2K concerns and has plans to replace such programs. Finally, based on internal reviews of the non-IT systems and inquiries made of the manufacturers of the non-IT systems, the Company believes that such systems do not have any material Y2K concerns.

What remains of this assessment phase is a review of the systems of Precise, the Company's recent acquisition, and completion of an assessment of the Tulsa facility. Based on its preliminary results, the Y2K concerns at the Tulsa facility (which supplies services to the other divisions of the Company and operates with a backlog of less than 30 days) should be limited and immaterial to the Company.

Updating and replacing critical IT systems and components, other than its system in Tulsa, was substantially completed by the end of 1997, as a result of an upgrade to the Company's IT systems which had been planned and scheduled prior to the Company's review of the Year 2000 Problem. Updating and replacing noncritical IT systems is scheduled to be completed prior to June 30, 1999.

Monitoring of Y2K concerns generally, is on-going and the Company anticipates it will continue throughout 1999.

During all phases of the Plan, the Company has actively monitored the Y2K preparedness of its key suppliers, distributors, customers and service providers. Based on the inquiries made, correspondence received and other verification procedures conducted, the Company believes that its significant business partners are resolving their respective Year 2000 Problems in a reasonable fashion in line with industry practice.

However, the Company has not yet engaged in discussions with its utility providers (e.g., electricity, gas, telecommunications) regarding Y2K concerns. As part of the Plan, however, the Company will continue to monitor Y2K disclosures by, and make certain inquiries of, key providers and agencies to the businesses that rely on them and will generally strive for Y2K preparedness against industry-wide and geographic Y2K systemic risks comparable to that maintained by similarly situated organizations exercising appropriate due care.

Because the Company had recently upgraded its IT systems prior to directly addressing any Y2K concerns, to date, the Company has incurred an immaterial amount of costs that are directly attributable to addressing its Year 2000 Problem. Moreover, the Company expects additional Y2K expenditures to be similarly immaterial. The Company has funded, and plans to fund, its Year 2000 related expenditures out of general operating income.

The Company believes that it has substantially completed its Plan and that all remaining actions are not significant. The Company also believes that such Plan provides a reasonable course of action to prepare the Company for the year 2000 and significantly reduce the risks faced by the Company with respect to the Year 2000 Problem. However, the uncertainty surrounding the Year 2000 Problem could lead to a failure of the Company's Plan which may result in an interruption in or failure of certain normal business activities or operations. Such failures could materially adversely affect the Company's results of operations, liquidity and financial condition.

The Company could face some risk from the possible failure of one or more of its suppliers, distributors and service providers to continue to provide uninterrupted service through the changeover to the year 2000. While an evaluation of the year 2000 preparedness of such parties has been part of the Company's Plan, the Company's ability to evaluate is limited to some extent by the willingness of such parties to supply information and the ability of such parties to verify the year 2000 preparedness of their own systems or their sub-providers. The Company does not currently anticipate that any of such parties will fail to provide continuing service due to the Year 2000 Problem.

The Company, like similarly-situated enterprises, is subject to certain risks as a result of possible industry-wide or area-wide failures triggered by the Year 2000 Problem. For example, the failure of certain utility providers (e.g., electricity, gas, telecommunications) to avoid disruption of service in connection with the transition from 1999 to 2000 could materially adversely affect the Company's results of operations, liquidity and financial condition. In management's estimate, such a system-wide or area-wide failure presents the most significant risk to the Company in connection with the Year 2000 Problem because the resulting disruption may be entirely beyond the ability of the Company to cure. The significance of any such disruption would depend on its duration and systemic and geographic magnitude. Of course, any such disruption would likely impact businesses other than the Company.

In order to reduce the risks enumerated above, the Company is developing and evaluating contingency plans to deal with events affecting the Company or one of its business partners arising from the Year 2000 Problem. These contingency plans include identifying alternative suppliers, distribution networks and service providers. Certain catastrophic events (such as the loss of utilities or the failure of certain governmental bodies to function) are outside the scope of the Company's contingency plans, although the Company anticipates that it would respond to any such catastrophe in a manner designed to minimize disruptions in customer service, and in full cooperation with its peer providers, community leaders and service organizations.

The foregoing discussion of the Company's Year 2000 Preparedness contains a substantial number of forward-looking statements, indicated by such words as "expects," "believes," "estimates," "anticipates," "plans," "assessment," "should," "will," and similar words. These forward-looking statements are based on the Company's and management's beliefs, assumptions, expectations, estimates and projections any or all of which are subject to future change, depending on unknown developments and facts. These forward-looking statements should be read in conjunction with the Company's disclosures located at the beginning of Management's Discussion and Analysis.


                           PART II. OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Sale of Unregistered Stock

Use of Proceeds from the Public Offering

(c) During the quarter ended September 30, 1998, the Company used $2.8 million of the proceeds of the June 30, 1998 IPO to purchase the net assets of Precise Machine Company of Irving, Texas. Additionally, the Company used $2.2 million of the proceeds to purchase 315,000 shares of its common stock during the third quarter.

         The remainder of the proceeds are currently held in highly liquid assets to be used to support the Company's growth strategies through, among other things, the funding of acquisitions of complementary businesses.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      See Exhibit Index

         (B) No current reports on Form 8-K have been filed by the Company during the nine month period ended September 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  LMI AEROSPACE, INC.


Date: November 16, 1998          By:  /s/ Lawrence E. Dickinson
                                       -----------------------------------------
                                        Lawrence E. Dickinson
                                        Chief Financial Officer and Secretary

                                  EXHIBIT INDEX


Exhibit Number                 Description
--------------                 -----------

         10.15 General Terms Agreement between Boeing Company and Leonard's Metal, Inc. with Special Business Provisions attached

         27                    Financial Data Schedule