Form 10-K
period 1998-12-31
LMI AEROSPACE INC
filed 1999-03-31
CIK 1059562

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the fiscal year ended December 31, 1998

      Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the transition period from ________________ to ________________.

      Commission file number  0-24293


                               LMI Aerospace, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

                  Missouri                                      43-1309065
      (State or Other Jurisdiction of                          (IRS Employer
       Incorporation or Organization)                       Identification No.)

  3600 Mueller Road, St. Charles, Missouri                      63302-0900
  (Address of Principal Executive Officer)                      (ZIP Code)

                          (314) 946-6525
       (Registrant's Telephone Number, Including Area code)

  Securities to be registered pursuant to Section 12(b) of the Act:  None

  Securities to be registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.02 par value
                                (Title of Class)

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. YES   X       NO
                           ----        ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements  incorporated  by  reference  in Part  III of this  Form  10-K or any
amendment to this Form 10-K.   [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant (computed by reference to the closing price of such voting stock on the NASDAQ National Market on February 12, 1999 of $5.875) was approximately $17,010,581.

There were 8,281,322 total shares of common stock outstanding as of February 12, 1999.

                       Documents Incorporated by Reference

1)     The following document is incorporated into this Report by reference:

       Part III: Portions of the definitive proxy statement of the Registrant (to be filed pursuant to Regulation 14(A) for Registrant's 1999 Annual Meeting of Shareholders, which involves the election of directors), are incorporated by reference into Items 10, 11, 12 and 13 to the extent stated in such items.

                           Forward-Looking Statements

Any forward-looking statements set forth in this report are necessarily subject to uncertainties and risks. When used in this report, the words "believes," "anticipates," "intends," "plans," "projects," "estimate," "expects" and similar expressions are intended to identify forward-looking statements. Actual results could be materially different from those reflected in such forward-looking statements as a result of various factors. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                TABLE OF CONTENTS

Item No.                                                                 Page
--------                                                                 ----
                                     PART I

Item 1.      Business                                                         4

Item 2.      Properties                                                       7

Item 3.      Legal Proceedings                                                8

Item 4.      Submission of Matters to a Vote of Security Holders              8

Item 4(a).   Executive Officers of the Registrant                             8

                                     PART II

Item 5.      Market for Registrant's Common Equity and Related
             Stockholder Matters                                             10

Item 6.      Selected Financial Data                                         10

Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       12

Item 7(a).   Quantitative and Qualitative Disclosures about Market Risk      16

Item 8.      Financial Statements and Supplementary Data                     17

Item 9.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                        30

                                    PART III

Item 10.     Directors and Executive Officers of Registrant                  30

Item 11.     Executive Compensation                                          30

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management                                                      30

Item 13.     Certain Relationships and Related Transactions                  30

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports
             on Form 8-K                                                     31

                                     PART I

Item 1.  Business.

General Overview
----------------

LMI Aerospace, Inc. (the "Company") is a leader in fabricating, machining, finishing and integrating formed, close tolerance aluminum and specialty alloy components for use by the aerospace industry. For over 50 years, the Company has been engaged in manufacturing components for a wide variety of aerospace applications. Components manufactured by the Company include leading edge wing slats, flaps and lens assemblies; cockpit window frame assemblies; fuselage skins and supports; and passenger and cargo door frames and supports. The Company maintains multi-year contracts with leading original equipment manufacturers ("OEMs") and primary subcontractors ("Primes") of commercial, corporate, regional and military aircraft. Such contracts, which govern the majority of the Company's sales, designate the Company as the sole supplier of the aerospace components sold under the contracts. Customers include Boeing, Lockheed Martin, Northrop Grumman, Gulfstream, Learjet, Canadair, DeHavilland and PPG. The Company manufactures more than 15,000 parts for integration into such models as Boeing's 737, 747, 757, 767 and 777 commercial aircraft, Gulfstream's G-IV and G-V corporate aircraft, Canadair's RJ regional aircraft, and Lockheed Martin's F-16 and C-130 and Boeing F-15, F-18 and C-17 military aircraft.

In addition to supplying quality components the Company provides its customers with value-added services, including engineered tool design, production and repair; heat treating; chemical milling; assembly; and metal finishing processes, such as polishing and painting. The Company believes that such value-added services provide significant benefits to its customers including:
(i) reduced administrative costs resulting from the Company's ability to serve as a single point of purchase for a wide array of required products and services, (ii) faster, more efficient production rates, and (iii) greater consistency in meeting scheduled delivery dates. As a result, the Company believes that its value-added services are an increasingly important factor in the selection of the Company to provide aerospace components.

LMI Aerospace, Inc. is a Missouri corporation with headquarters at 3600 Mueller Road, St. Charles, Missouri. The Company maintains facilities in St. Charles, Missouri; Auburn, Washington; Tulsa, Oklahoma; Wichita, Kansas and Irving, Texas

Customer Concentration
----------------------

The Company manufacturers and supplies over 15,000 parts to leading OEMs and Primes of commercial, corporate, regional and military aircraft, primarily under multi-year contracts. Such contracts designate the Company as the sole supplier of the aerospace components sold under the contracts. Customers include the following leading OEMs and Primes:

Commercial                        Platforms
----------                        ---------

Boeing                            737 Classic, 737 Next Generation ("737NG"),
                                     707, 727, 747, 757, 767 and 777
Northrop Grumman                  747, 757 and 767
PPG                               737NG, 747, 767, 777 and MD-80
National Machine                  737NG
Canadair                          767

Corporate and Regional            Platforms
----------------------            ---------

Gulfstream                        G-IV and G-V
Canadair                          Regional Jet and Challenger 604
Learjet                           Models 31, 45 and 60
DeHavilland                       CL415 and Dash-8
Boeing                            737 Business Jet
Nordam                            Citation V, VII, VIII, Ultra, Bravo and Excel,
                                     Lear 60, and Beech 400A
PPG                               Citation III, VII, X and Excel
Northrop Grumman                  G-IV and G-V

Military                          Platforms
--------                          ---------

Lockheed Martin                   F-16 and C-130
Boeing                            AWACS, F-15, F-18 and C-17


The Company has a long-standing relationship with Boeing, which has steadily grown to include several Boeing business units, including Boeing Commercial Aircraft Group, Boeing North American, Boeing Military and Boeing Helicopter. During 1996, 1997 and 1998, direct sales to Boeing business units accounted for a total of approximately 46%, 59% and 62% of the Company's sales, respectively. According to industry sources, Boeing holds more than a 50% share of the worldwide commercial aircraft market. Each of Boeing's business units operate to a significant degree as autonomous manufacturers, and as such, the Company has entered into one or more multi-year contractual relationships with many of the Boeing business units with which it does business. In general, these agreements provide for: (i) payment on a net 30 day basis; (ii) termination for convenience upon 30 days notice; (iii) reasonable manufacturing lead time for delivery of components; (iv) limitations on and specifications for the scope of work to be performed; and (v) pricing of components by quotes. In addition, these contracts are typically "requirements" contracts under which the purchaser commits to purchase all of its requirements of a particular component from the Company. Specific orders are placed with the Company on a periodic basis covering delivery dates as far in the future as the year 2000. The Company believes that its relationship with Boeing extends beyond the expressed language of the multi-year contracts. Such belief is based on, among other things, discussions with Boeing personnel, the longevity and growth of the relationship, and the Company's experience with Boeing during occasional periods without an effective contract.

Products
--------

The Company is a leading fabricator, finisher and integrator of formed, close tolerance aluminum and specialty alloy components for use by the aerospace industry. For approximately 50 years, the Company has been engaged in manufacturing components for a wide variety of aerospace applications. All components are fabricated from designs prepared and furnished by its customers. The following table describes some of the Company's principal products (consisting of manufactured components and assemblies) and the models into which they are integrated:


    Product                               Aircraft Platform
    -------                               -----------------
    Wing leading edge skins, flapskins    737 NG

    Detail interior components            Boeing 737 Classic,
                                          737 NG, 707, 727, 747, 757,
                                          767, 777 and C-130

    Wing panels and floorbeams            747

    Door assembly and structural details  737 Classic, 737 NG, 747 and 757,
                                          Challenger 604, Regional  Jet, F-16
                                          and C-130

    Thrust reversers and engine           G-IV, CL415, 737 Classic and 777
    nacelles/cowlings

    Cockpit window frames and landing     737NG,  747, 767, 777, Citation III,
    light lens assembly                   VII and Excel, DC-8 and 9, MD-80,
                                          KC-10 and F-16

    Fuselage and wing skin                Models 45 and 60
                                          Dash-8
                                          737 Classic, 737 NG, 747, 757, 767,
                                          777, C-130 and F-16

    Structural sheet metal &              Various models
    extruded components


         Once a customer submits specifications for a product, the Company utilizes its 40 person engineering and planning group to evaluate and develop the tooling requirements, design the manufacturing process and prepare a product flow plan. The Company utilizes an advanced computer assisted design system to translate customer provided specifications into computer numerical control ("CNC") instructions for use with many of the Company's forming and milling equipment.

Backlog
-------

The Company's backlog is displayed in the following table:

                                                  As of December 31,
                                                     (in millions)

                                             1996           1997          1998
                                             ----           ----          ----

Total                                       $43.1          $48.9         $52.8

Portion deliverable within 12 months         34.1           40.5          35.6

Historically, cancellations of such orders have been infrequent and immaterial, however OEMs often modify purchase orders to accelerate or delay delivery dates. The level of unfilled orders at any given time during the year will be materially affected by the timing of the Company's receipt of orders and the speed with which those orders are filled. Moreover, sales during any period may include sales which are not part of the backlog at the end of the prior period.

Manufacturing Processes
-----------------------

The manufacturing facilities are organized on a work center basis focusing on a particular manufacturing process. Each work center is staffed by a team of operators who are supported by a supervisor, lead operators and quality inspectors. Throughout each stage of the manufacturing and finishing processes, the Company collects, maintains and evaluates data, including customer design inputs, process scheduling, material inventory, labor, inspection results and completion and delivery dates. The Company's information systems employ this data in order to provide more accurate pricing and scheduling information to its customers as well as to establish production standards used to measure internal performance.

Consistent with the Company's strategy of continually emphasizing quality, all employees participate in an on-going training program which combines classroom, hands-on and on-the-job instruction. New employees attend an extensive orientation seminar to acquaint them with the aerospace components industry and the Company's quality expectations, history, mission, safety procedures and other rules. To motivate employees to meet and exceed the Company's production efficiency objectives, management has implemented a bonus program under which the bonus amount payable by the Company is based on the amount of sales per paid manhour and the value of product produced.

Furthermore, through the use of lean manufacturing techniques, the Company seeks to eliminate waste generated in the movement of people, in the use of materials and products, in lengthy set-ups, in production breaks and by misused space. The Company's lean manufacturing methods include: (i) one piece work flow as opposed to batch processing, (ii) pull versus push production control and scheduling systems, and (iii) disciplined, housekeeping and organization techniques. The Company believes that its training and motivation programs, combined with extensive use of lean manufacturing techniques, have greatly increased the Company's efficiency, manufacturing capacity and profitability.

In manufacturing close tolerance components, the Company uses several forming processes to shape or "form" a "work piece" (aluminum, stainless steel or titanium sheet metal and extrusion) into components by applying pressure through impact, stretching or pressing the raw material (sheet metal or extrusion) to cause conformance to a die. The shapes may be simple with a single angle, bend or curve, or may be complex with compound contours having multiple bends and angles. Some processes incorporate heat to soften the metal prior to or during forming. Forming processes include: drop hammer, bladder press, sheet metal and extrusion stretch, skin stretch, stretch draw, hot joggle and brake forming.

The following are more detailed descriptions of several of the Company's processes:

Drop Hammer Forming. The Company utilizes drop hammer forming to shape work pieces by placing them between a mated die and a moving punch. The work piece is placed on the working surface of the die and is formed into a component through repeated impacts of the punch on the work piece. The impact causes the work piece to take the shape of the punch and die. This process provides an economical means of producing parts ranging in size from a few inches up to ten feet in length with complex, compound contours. The Company has one of the largest capacities for drop hammer forming in the aerospace components industry.

Bladder Forming. The bladder forming process (fluid cell press) utilizes a bladder filled with hydraulic fluid which is placed under pressure to form the component. The work piece is placed on top of a die which rests on a table. A rubber blanket is then placed over the work piece and the table is moved into the press. As the bladder is placed under pressure, it expands to cover the rubber blanket and forces it and the work piece to conform to the shape of the die. The Company employs bladder forming for components with formed simple contours.

Stretch Forming. The stretch forming process involves the stretching and wrapping of a work piece along the surface of a precisely shaped die. To obtain the desired component shape, opposite ends of the material are held in the jaws of the stretch form machine, then hydraulically stretched and wrapped to conform to the working surface of the die. The Company utilizes several different types of stretch form machines, each type designed to stretch form extrusion, sheet metal or leading edge wing skins.

Hot Joggle. The Company uses the hot joggle process to create a clearance step for intersecting parts. A work piece is placed between a mated die and punch and is heated to a precise temperature to make it malleable enough to set a form, but not hot enough to alter the temper of the metal. The joggle press then creates the joggle by stepping down a surface from the original plane of the work piece.

Cutting and Punching. Various cutting and punching processes such as CNC turret punch, CNC laser cutting, CNC and conventional milling, are used for cutting out the shapes of flat pattern parts. Cutting, trimming and drilling functions such as CNC and conventional milling, five axis CNC routing and other machine and hand routing methods are used to complete formed components by trimming excess material, cutting and drilling holes. CNC processes utilize computer programs (generated by Company employees from CAD models provided by the customer) which direct the cutting, punching and/or drilling pattern of the machine. Other trimming processes use dies, templates or fixtures as the guide for trimming and/or drilling.

Most parts require heat treating after forming which helps to strengthen and, then through controlled cooling, harden the material. This process along with older dies and tools, can cause slight distortion which is then modified with manual forming techniques also referred to as "line-up" or "check and straighten." The Company's highly skilled craftsmen provide the customer with great flexibility in utilizing customer's tools and small order quantities often associated with spares production.

Value-Added Services
--------------------

The Company offers its customers both cost and time savings by having the process capabilities necessary for the production of most components from start to finish.

Tooling. While most of the dies, tools and fixtures needed in the manufacturing process are owned and supplied by customers, the Company offers its customers the ability to produce fiberglass route and drill tools, chemical milling templates, kirksite extrusion and sheet stretch blocks, and other original tooling. It also has extensive capabilities in the repair and rework of tools and dies originally supplied by its customers. The Company supports the tooling operations with its own foundry which pours lead and kirksite tops for drop hammer dies.

Heat Treat and Age. Most components require heat treating and/or aging as part of the production process. The heat treat process is used to alter the temper of the material for increased formability and retention of the formed shape. The process involves heating work pieces to a prescribed temperature, usually in the range of 850 degrees to 950 degrees Fahrenheit, for a prescribed period of time. Multiple components can be heat treated at one time, so long as the prescribed process time and temperature are the same. After heating, the components are immediately submerged in a glycol solution or water to rapidly cool and suspend the hardening of the metal. The components are then refrigerated at sub-zero temperatures to retard work hardening until the forming process is completed. At ambient temperatures the metal slowly hardens. After all forming, trimming and drilling processes are complete, most components go through the age process, which involves slow heating at lower temperatures (up to 400 degrees Fahrenheit), to accelerate the hardening of the metal to its final temper.

CMM Inspection and Engineering. The computer controlled coordinate measuring machine ("CMM") uses a computer operated touch probe to measure the accuracy of angles, contours and other features on a tool or component relative to customer defined models or coordinates permitting the Company to accurately inspect close tolerance components. The CMM also is used to engineer a CAD model from an existing part.

Chemical Milling. Chemical milling is used to reduce the amount of material in specific places on a component in order to reduce weight within the aircraft and to facilitate the mating of components. The working piece is first coated (dipped or sprayed) with a maskant, which dries to a rubber-like finish sealing the component. The Company uses a water based maskant which is much safer for both employees and the environment than the traditional solvent based maskant. After masking, the portion of the part to be reduced is scribed out by tracing a template. These areas are then de-masked, and the part is dipped into the chemical milling tank, containing an alkaline solution, for a prescribed period of time. The solution then reduces the metal in the exposed areas.

Metal Finishing, Polishing and Painting. Through its Tulsa facility the Company provides anodizing, painting, polishing and non-destructive testing. The chromic acid anodizing process is performed prior to paint or polish to help control rust, corrosion and part deterioration. Penetrant inspection is a non-destructive inspection method during which components are dipped into a dye solution which penetrates any small defects on the surface of the part and makes them visible under ultra violet light.

Most components are painted or polished before final shipment. Paint is applied according to customer specification; some components receive a simple primary coat while others receive primary and finish coats. Skin quality components such as those in the leading edge wing program are polished with electric polishers and by hand to a mirror finish which is visible on the exterior of the aircraft after final assembly.

Consistent with the Company's commitment to maintaining environmental and employee safety, the Tulsa facility has a state-of-the-art air circulation and filter system as well as its own waste water treatment equipment. Waste water from both the anodizing and chemical milling processes pass through the treatment equipment and all metals and toxic materials are removed, making the water safe for disposal through the normal sewer system. The metals are condensed into filter cakes which are then disposed of through certified hazardous waste disposal vendors.

Assembly. The Company completes small and medium sized assemblies, incorporating its manufactured parts and those produced by other vendors. In the assembly process, the Company uses riveting, bolting, spot and fusion welding, and bonding. Customer supplied and Company manufactured jigs and fixtures are used to ensure the proper alignment of edges and holes. The Company's new information system and the expansion of its purchasing department further increase its ability to acquire and track parts and hardware details from multiple vendors to integrate with its own components into assemblies.

Suppliers and Procurement Practices
-----------------------------------

Most of the Company's aerospace components are manufactured from aerospace quality aluminum sheet metal and extrusion. From time to time the Company, and the aerospace components industry as a whole, has experienced shortages in the availability of aerospace quality aluminum sheet metal and extrusion. Such shortages could inhibit the Company's ability to deliver products to its customers on a timely basis. In an attempt to secure adequate supplies the Company has entered into a multi-year aluminum sheet metal supply agreement with Aluminum Company of America ("ALCOA"), a dominant domestic supplier of aerospace quality aluminum, extending until the end of year 2000.

The Company believes that its sources of supply of non-aluminum products and its relationships with its suppliers are satisfactory. While the loss of any one supplier could have a material adverse effect on the Company until alternative suppliers are located and have commenced providing products, alternative suppliers exist for substantially all of the products and services purchased by the Company.

The Company has developed procurement practices to ensure that all supplies received conform to contract specifications. Through its computerized material resource planning system, the Company is able to track inventories and product ordering to optimize purchasing decisions. For cost, quality control and efficiency reasons, the Company generally purchases supplies only from vendors approved by the Company's customers and/or with whom the Company has on-going relationships. The Company chooses its vendors primarily based on the quality of the products and services supplied, record for on-time performance and the specification of such vendors by the Company's customers as the preferred source of supply. The Company regularly evaluates and audits its approved vendors based on their performance.

Quality Assurance and Control
-----------------------------

The Company continually seeks to maintain high quality standards in the processing of its products. Accordingly, the Company employs approximately 50 full time quality control and assurance personnel. Each work order introduced to the Company's manufacturing facilities contains an inspection plan specifying required inspection points. Quality inspectors are assigned to each work center and are trained in the testing required in connection with products passing through the assigned work center. Although a large percentage of the Company's products are 100% inspected immediately prior to shipment by a customer employee or a customer designated Company employee, Boeing has approved a sampling inspection program for certain components using statistical process control data maintained by the Company.

In March 1998, the Company became certified as compliant with Boeing's new D1-9000 (Rev. A) quality assurance standard. During April 1998, the Company distributed all revised procedures and integrated such new procedures with its on-going employee training program and lean manufacturing techniques to assist employees in becoming familiar with the new procedures. The Company has expanded its existing internal audit program to ensure on-going compliance. In addition, the Company intends to supplement its quality assurance and control program in 1999 with ISO 9002 certification of all of its facilities.

Sales and Marketing
-------------------

The Company's sales and marketing organization consists of six program managers and two independent sales representatives. The Company's sales personnel are devoted to maintaining and expanding customer relationships through continual education of existing and potential customers with respect to the Company's capabilities. Specifically, the Company is focused on expanding its presence in the fabrication of aftermarket spare parts and components for use in new corporate, regional and military aircraft. As a result, sales personnel have focused their efforts on diversifying the Company's product mix to include aerospace programs unrelated to new commercial aircraft production.

A majority of the Company's sales to existing customers are awarded after receipt of a request for quotation ("RFQ"). On receipt, the RFQ is preliminarily reviewed by a team consisting of members of the Company's senior management, a program manager, an estimator and the plant manager. If the Company determines that the program is adequately compatible with the Company's capabilities and objectives, a formal response is prepared by a member of the Company's estimator group. Although a substantial percentage of programs are awarded on a competitive bid basis, the Company has recognized a trend favoring direct pricing. In direct pricing programs, the customer submits an indicated price offer for acceptance or rejection by the Company. The Company expects that as customers seek to limit the number of suppliers, direct pricing will become increasingly common.

Competition
-----------

Components for new aircraft and replacement components for existing aircraft are provided by a large fragmented group of companies, including certain business units of or affiliates of the Company's customers. Certain of the Company's competitors, including business units affiliated with the Company's customers, have substantially greater financial, production and other resources than the Company.

Governmental Regulations; Environmental Compliance
--------------------------------------------------

The Company's operations are subject to extensive and frequently changing Federal, state and local laws and substantial regulation by government agencies, including the United States Environmental Protection Agency ("EPA"), the United States Occupational Safety and Health Administration ("OSHA") and the Federal Aviation Administration ("FAA"). Among other matters these agencies impose requirements that regulate the handling, transportation and disposal of hazardous materials generated or used by the Company during the normal course of its operations, govern the health and safety of the Company's employees and require the Company to meet certain standards and licensing requirements for aerospace components. This extensive regulatory framework imposes significant compliance burdens and risks on the Company and, as a result, may substantially affect its operational costs.

In addition, the Company may become liable for the costs of removal or remediation of certain hazardous substances released on or in its facilities without regard to whether or not the Company knew of, or caused, the release of such substances. The Company believes that it currently is in material compliance with applicable laws and regulations and is not aware of any material environmental violations at any of its current or former facilities. There can be no assurance, however, that its prior activities did not create a material environmental situation for which the Company could be responsible for that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulation, or an increase in the amount of hazardous substances generated or used by the Company's operations) will not result in any material environmental liability to the Company or result in a material adverse effect to the Company's financial condition or results of operations.

Employees
---------

As of December 31, 1998, the Company had 806 employees, of whom eight were engaged in executive positions, 186 were engaged in administrative positions and 612 were in manufacturing operations. None of the Company's employees is subject to a collective bargaining agreement, and the Company has not experienced any material business interruption as a result of labor disputes since it was formed. The Company believes that it has an excellent relationship with its employees.

The Company strives to continuously train and educate its employees thereby enhancing the skill and flexibility of its work force. Through the use of internally developed programs, which include formal classroom and on-the-job, hands-on training, and independently developed programs, the Company seeks to attract, develop and retain the personnel necessary to achieve the Company's growth and profitability objectives.

Acquisition Strategy
--------------------

The Company seeks to leverage its core capabilities in existing and new markets by identifying and pursuing complementary acquisitions in the aerospace industry that offer strategic value, such as cost savings, increased manufacturing capacity, increased process capability and/or new customer relationships. The Company believes that the fragmented nature of the industry for aerospace components should provide the Company with additional opportunities to exploit industry consolidation trends.

Item 2.  Properties.

Facilities
----------
The following table provides certain information with respect to the Company's headquarters and manufacturing centers:

                                                            Square
Location                  Principal Use                     Footage    Interest
--------                  -------------                     -------    --------

3600 Mueller Road         Executive and Administrative       56,943    Owned
St. Charles, MO            Offices and Manufacturing Center

3030-3050 N. Hwy 94       Manufacturing Center and Storage   92,736    Owned
St. Charles, MO

3000-3010 N. Hwy 94       Assembly and Storage               30,074    Leased(1)
St. Charles, MO

101 Western Ave. So.      Manufacturing Center               79,120    Leased(2)
Auburn, WA

2629-2635 Esthner Ct.     Manufacturing Center               34,377    Owned
Wichita, KS

2621 W. Esthner Ct.       Administrative Offices and         27,810    Leased(3)
Wichita, KS                 Storage

2104 N. 170th St. E. Ave. Finishing Facility                 75,000    Owned
Tulsa, OK

2205 and 2215 River Hill  Machining Facility                  8,400    Leased(4)
Road, Irving, TX


(1) Subject to a yearly rental amount of $120,624 expiring on February 28, 2004.

(2) Subject to graduated yearly payments of $333,600 to $418,800 during the life of the lease. The lease expires in 2005, but the Company retains the option to extend the lease until June 30, 2008 at the monthly rate of $39,090.

(3) Subject to graduated yearly payments of $108,126 to $148,620 during the life of the lease. The lease expires in 2009, but the Company retains an option to extend the lease term for an additional 12 months.

(4) Subject to a yearly rental amount of $45,000 expiring on August 24, 2000. The Company retains two options to extend the lease term for an additional 5 years each.


Item 3.  Legal Proceedings.

The Company is not a party to any legal proceedings, other than routine claims and lawsuits arising in the ordinary course of its business. The Company does not believe that such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on the Company's business.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 4(a).  Executive Officers of the Registrant.1

The following is a list of the current executive officers of the Company, their ages, their positions with the Company, and their principal occupations for at least the past five years.


Name                   Age    Position
----                   ---    --------

Ronald S. Saks          54    Chief Executive Officer, President and Director

Lawrence J. LeGrand     48    Chief Operating Officer and Director

Lawrence E. Dickinson   38    Chief Financial Officer and Secretary

Duane E. Hahn           46    Vice President, Regional Manager and Director

Robert T. Grah          44    General Manager (LMI Finishing, Inc.)

Phillip A. Lajeunesse   46    General Manager (Wichita, KS)

Bradley L. Nelson       40    General Manager (Auburn, WA)

Ernest R. Bailey        62    General Manager (St. Charles, MO)

John R. Krystinik       60    General Manager (Precise Machine Partners, L.L.P.)

--------

1     This  information is  included in Part I as a  separate item in accordance
      with  Instruction   3  to  Item  401(b)  of  Regulation  S-K  and  General
      Instruction G to Form 10-K.


Set forth below are biographies of each executive officer of the Company.

Ronald S. Saks has served as President and as a director of the Company since 1984. Prior to his employment with the Company, Mr. Saks was an Executive Vice President with Associated Transports, Inc. for eight years and was a Tax Manager with Peat Marwick Mitchell & Co., now known as KPMG Peat Marwick LLP, for the eight years prior thereto. Mr. Saks obtained his Bachelor's degree in Business Administration from Washington University in 1966. He also studied engineering at the Massachusetts Institute of Technology, and completed an Executive Education program at Stanford University. Mr. Saks is a Certified Public Accountant.

Lawrence J. LeGrand became Chief Operating Officer and a director of the Company in April 1998. His previous 24 years were spent with KPMG Peat Marwick, LLP, where he became a partner in 1980. Mr. LeGrand is a Certified Public Accountant and has extensive experience in mergers and acquisitions where he has represented both publicly held and privately owned buyers and sellers. Mr. LeGrand graduated with a Bachelor's degree in Commerce and Finance from St. Louis University in 1973 and presently serves as the Vice Chairman of the Board of Trustees of St. Louis University. During 1998, Mr. LeGrand was appointed to the Board of Directors of LaBarge, Inc.

Lawrence E. Dickinson has been the Chief Financial Officer of the Company since 1993. He served as a Financial Analyst and Controller for LaBarge, Inc. from 1984 to 1993 and as a Cost Accountant with Monsanto from 1981-1984. Mr. Dickinson received his Bachelor's degree in Accounting from the University of Alabama and received his Master's degree in Business Administration from Washington University in 1994.

Duane E. Hahn joined the Company in 1984 and served as the Assistant General Manager until 1988, at which time he moved to Auburn, Washington to set up and manage the Auburn facility as Vice President and General Manager. In 1996, Mr. Hahn became the Vice President of Manufacturing and Regional Manager of the Company. Prior to joining the Company, Mr. Hahn served as a supervisor for Associated Transport, Inc. Mr. Hahn received his Associate's Degree from Nebraska Technical College in 1971. Mr. Hahn has extensive continuing education experience in lean manufacturing, just-in-time, and other world class manufacturing techniques. Mr. Hahn became a director of the Company in October 1990.

Robert T. Grah joined the Company in 1984 as Production Control Manager. Mr. Grah has held various management positions with the Company including Purchasing and Contracts Manager, Maintenance Manager, Facilities Manager, and was promoted to his current position as General Manager of LMI Finishing, Inc. in 1996. Prior to joining the Company, Mr. Grah was a supervisor for Associated Transport, Inc., and a manager for Beneficial Finance. Mr. Grah's education has included Florissant Valley Community College, and numerous continuing education courses in management, Total Preventative Maintenance, and various environmental and technical subjects.

Phillip A. Lajeunesse joined the Company in 1988 as the Corporate Quality Assurance Manager. In 1990, he became the Plant Manager of the Company's St. Charles facility, and in 1996, he became the General Manager of the Wichita facility. Prior to joining the Company, Mr. Lajeunesse was a supervisor for Kaman Aerospace for nine years, and for six years was a supervisor for United Nuclear Corporation. Mr. Lajeunesse obtained an Associate's degree in Chemical Engineering from Thames Valley State Technical College in 1973, an Associate's degree in Business Administration from Bryant College in 1984, and a Master's of Business Administration from Washington University in 1994.

Bradley L. Nelson joined the Company as a Production Supervisor in the Auburn facility in 1990. In 1994, he was promoted to Manufacturing Manager, and in 1996 he assumed his current position as General Manager of the Auburn facility. Previously, Mr. Nelson was Production Manager for Fabrication Technologies from 1989 to 1990, the owner of Totem Lake Service Center from 1984 to 1989, and Plant Manager for Tonoro Growers from 1981 to 1984. Mr. Nelson's continuing education courses include general management and manufacturing management and methods.

Ernest R. Bailey joined the Company in 1997 as the General Manager of the St. Charles facility. From 1996 to 1997, Mr. Bailey was the General Manager for North American Machining Products, Inc. From 1994 to 1996, he was the Plant Manager for Precision Machine Works, and from 1987 to 1993, he was the General Manager for Rohr, Inc., in Auburn, Washington. His background also includes administration and management experience at Kenworth Truck Company, KME Manufacturing, and Heath Tecna, Inc. Mr. Bailey obtained his Associate's degree in Business Administration from Green River Community College in 1976, and his Bachelor's degree in Business Administration from Pacific Western University in 1995.

John R. Krystinik joined the Company in August, 1998, as the General Manager of Precise Machine Partners, L.L.P. Mr. Krystinik founded Precise Machine Company in 1978, and sold it to the Company in August 1998. From 1967 to 1978, he worked for Philip Specialty Company as General Manager. Mr. Krystinik received a degree in Business Administration from Arlington State College in 1962.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters.

The Common Stock is traded on the NASDAQ National Market under the symbol "LMIA". The following table sets forth the range of high and low bid closing prices for the Common Stock for the periods indicated beginning on June 30, 1998, the day on which trading commenced following the Company's initial public offering:

                                                     High              Low
Fiscal 1998                                          ----              ---

       3rd quarter                                  $11.88            $7.00
       4th quarter                                    8.00             4.00

The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

As of December 31, 1998, the reported closing price for the Common Stock was $6.25. As of December 31, 1998, there were approximately 70 holders of record of the Common Stock and the Company believes that its Common Stock was beneficially owned by approximately 1400 persons.

The Company has not declared or paid cash dividends on any class of its Common Stock in the past two years and does not anticipate paying any cash dividends in the foreseeable future. The credit facility between the Company and Union Planters Bank, N.A. ("Union") (formerly Magna Bank, N.A.) prohibits the Company from declaring a dividend with respect to its capital stock without the approval of Union. The Company currently intends to retain its earnings, if any, and reinvest them in the development of its business.

On October 2, 1997,  the Company  issued  80,976  shares to the  Guaranty  Trust
Company of Missouri as trustee for the Profit Sharing Plan for $302,088 under Rule 701 of the Securities Act. The Guaranty Trust Company has since been replaced by Union Planters Trust and Investment Management as trustee of the Profit Sharing Plan.

On December 31, 1997, the Company issued 3,290 shares to Ronald S. Saks as Voting Trustee under Voting Trust No. I as a result of an exercise of part of an option granted to a shareholder for an aggregate exercise price of $5,810, 1,392 shares to Ronald S. Saks as Voting Trustee under Voting Trust No. 1 for $21,228 and 324,420 shares in the aggregate to Sanford S. Neuman as Voting Trustee under Voting Trust No. 2 for an aggregate purchase price of $1,503,772, under Section 4(2) of the Securities Act.

On April 27, 1998, the Company issued 32,900 shares to the Guaranty Trust Company of Missouri as trustee for the Profit Sharing Plan for $325,710 (based on 90% of an initial public offering price of $11.00 per share) under Rule 701 of the Securities Act and 32,900 shares as compensation to Ronald S. Saks as Voting Trustee under Voting Trust No. I under Section 4(2) of the Securities Act pursuant to a restricted stock agreement between the Company and Lawrence J. LeGrand.

On June 1, 1998, as a result of an exercise of an option granted to a shareholder, the Company issued 16,450 shares to Ronald S. Saks as Voting Trustee under Voting Trust No. I for an aggregate exercise price $29,050 under
Section 4(2) of the Securities Act.

On September 12, 1998, as a result of an exercise of an option to purchase shares in accordance with a certain Subscription Agreement, the Company issued 98,700 shares to the Lawrence J. LeGrand IRA Rollover Account, of which Mr. LeGrand is the beneficial owner, for an aggregate exercise price of $600,000.00, under Section 4(2) of the Securities Act.


Item 6.  Selected Financial Data.

                                                         Year Ended December 31,
                                            (in thousands, except Shares and per share data)


                                           1994            1995              1996            1997             1998
Statement of Operations Data:              ----            ----              ----            ----             ----
Net sales                               $ 20,710        $ 25,424          $ 35,016        $ 55,080          $ 59,234
Cost of sales                             17,274          20,366            26,725          38,932            41,152
                                          ------          ------            ------          ------            ------

Gross profit                               3,437           5,058             8,291          16,148            18,082
Selling, general &
  administrative expenses                  3,337           3,883             5,256           6,549             7,591
                                          ------          ------            ------          ------            ------
  Income from operations                     100           1,175             3,035           9,599            10,491
  Interest expense                          (522)         (1,038)           (1,123)         (1,020)             (642)
  Other (expense) income(1), net             263             (48)               15              10               405
                                          ------          ------            ------          ------            ------
Income (loss) before income taxes           (159)             89             1,927           8,589            10,254
Provision for income taxes                   (62)             52               740           3,306             3,764
                                          ------          ------            ------          ------            ------
Net income (loss)                        $   (97)       $     37          $  1,187        $  5,283           $ 6,490
                                          ======          ======            ======          ======            ======

Net income (loss) per common share:
Basic                                    $ (0.02)          $0.01             $0.21           $0.91             $0.89
Diluted                                    (0.02)           0.01              0.20            0.89              0.88
Weighted average shares
  outstanding                          5,350,969       5,529,483         5,779,833       5,836,700         7,252,148

Other Financial Data:

  EBITDA(2)                             $  1,764        $  3,091          $  5,062       $  11,788          $ 13,529
  Capital expenditures                     4,746           1,736             1,316           3,856             5,488
  Cash flows from operating
    activities                                99            (888)            2,684           5,775             6,893
  Cash flows from investing
    activities                            (1,690)         (4,700)           (1,304)         (3,713)           (9,529)
  Cash flows from financing
    activities                             1,620           5,246            (1,356)         (2,023)           14,337
  Gross profit margin                       16.6%           19.9%             23.7%           29.3%             30.5%
  EBITDA margin                              8.5%           12.2%             14.5%           21.4%             22.8%


                                                                    December 31,
                                                                   (in thousands)

                                           1994             1995              1996           1997              1998
                                          -----             ----              ----           ----              ----

Balance Sheet Data
  Cash and equivalents                 $     151       $     181          $    205       $     244         $  11,945
  Working capital                          6,933           8,919             8,626          11,256            27,971
  Total assets                            25,454          27,370            29,046          33,629            56,183
  Total long-term debt,
     excluding current portion            11,620          12,674            10,735           9,274             2,732
  Stockholders' equity                     9,147           9,966            11,161          16,751            45,291


(1) Other (expense) income in 1994 includes income from insurance proceeds (net of related flood expense) of $255. Other (expense) income in 1998 includes income from interest earned from public offering proceeds.

(2) EBITDA represents earnings before interest, income taxes, depreciation and amortization. EBITDA is a widely accepted, supplemental financial measurement used by many investors and analysts to analyze and compare companies' performance. EBITDA as presented may not be comparable to similarly titled indicators reported by other companies because not all companies necessarily calculate EBITDA in an identical manner, and, therefore, it is not necessarily an accurate means of comparison between companies. EBITDA should only be read in conjunction with all of the Company's financial data summarized above and its Consolidated Financial Statements prepared in accordance with generally accepted accounting principles ("GAAP"), appearing elsewhere herein. EBITDA is not intended to represent cash flows (as determined in accordance with GAAP) or funds available for management's discretionary use for the periods listed, nor has it been presented as an alternative to operating income (as determined in accordance with GAAP. EBITDA is presented as additional information because management believes it to be a useful indicator of the Company's ability to meet debt service and capital expenditure requirements and because certain debt covenants of the Company utilize EBITDA to measure compliance with such covenants.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Year Ended December 31, 1998 compared to Year Ended December 31, 1997

Net Sales. Net sales for 1998 increased 7.5% over 1997 levels, topping $59.2 million. This increase in net sales was primarily due to the Company's participation on the Boeing 737 Next Generation ("737NG") aircraft which contributed $12.0 million to net sales, an increase of $6.1 million over 1997. The Company's net sales during 1998 were negatively impacted by Boeing's phase out of the 737 Classic which contributed $5.5 million in 1998, down from $10.2 million in 1997. The Company expects to derive less than $1.0 million in net sales for the 737 Classic in 1999. The Company's participation on the 747 contributed $14.1 million in 1998, down slightly from $14.6 million in 1997. However, the Company expects Boeing's production rate decreases in the 747 to decrease net sales by approximately $7.0 million in 1999. Net sales for the fourth quarter were down 13.6% to $12.1 million from $14.0 million in 1997. The production rate declines and inventory adjustment from Boeing on the 747 reduced net sales to $2.0 million in the fourth quarter from $3.7 million in 1997.

The Company expects to offset the declines in net sales on the 737 Classic and 747 with new contracts from Gulfstream for steel components for the G-IV and G-V, Boeing Military for components used on the F-15, F-18 and C-17, and Lockheed Martin for components used on the F-16 and C-130. These new contracts should more than offset the net sales declines referred to above.

The acquisition of Precise Machine contributed $1.3 million to net sales in 1998.

Gross Profit. The Company's gross profit continued to climb in 1998, increasing to $18.1 million (30.5% of net sales) from $16.1 million (29.3% of net sales) in 1997. This improvement was mainly attributable to the advances made by the Company in utilizing lean manufacturing techniques to more efficiently produce product and additional coverage of fixed costs provided by increased volume.

The Company's gross margin has stabilized at approximately 30%. The Company expects to maintain this gross margin by utilizing lean manufacturing techniques to more efficiently produce its product and offering targeted price reductions to share these benefits with its customers.

Selling, General and Administrative Expenses. Selling, General and Administrative Expenses increased to $7.6 million (12.8% of net sales) in 1998 from $6.5 million (11.9% of net sales) in 1997. Included in Selling, General and Administrative Expenses in 1998 was the settlement and legal fees relating to a claim against the Company of approximately $0.3 million.

Interest Expense. Certain of the proceeds of the public offering were used to reduce the indebtedness of the Company, thereby reducing interest expense to $0.6 million in 1998 from $1.0 million in 1997. The unused portion of the proceeds of the public offering were invested by the Company and increased other income to $0.4 million in 1998 from $0.0 million in 1997.

Income Taxes. The effective tax rate for 1998 was 36.7%, down from 38.5% in 1997. This reduction is primarily the result of state and federal tax credits available to the Company.

Net Income. The Company generated net income of $6.5 million in 1998, an increase of 22.8% over 1997. Net income per fully diluted share was down $0.01 to $0.88 in 1998 due to the additional shares outstanding after the initial public offering completed during 1998.

Year Ended December 31, 1997 compared to Year Ended December 31, 1996Net Sales. Net Sales for 1997 increased 57.3% to $55.1 million from $35.0 million for 1996. This increase in net sales was primarily due (i) to increased orders from customers for components historically fabricated by the Company resulting from increased demand for commercial and corporate/regional aircraft, (ii) orders for components not previously fabricated by the Company and (iii) successful re-negotiation of prices for certain components and assemblies fabricated for the Company's customers. Net sales for the fourth quarter were down 13.6% to $12.1 million from $14.0 million in 1997. The production rate declines and inventory adjustment from Boeing on the 747 reduced net sales to $2.0 million in the fourth quarter from $3.7 million in 1997.

Gross Profit. Gross profit in 1997 increased 94.8% to $16.1 million (or 29.3% of net sales) from $8.3 million (or 23.7% of net sales) in 1996. This improvement in gross profit was primarily due to: (i) the increase in sales volume, resulting in a greater absorption of fixed costs, (ii) beneficial impacts from the Company's employment of lean manufacturing techniques, (iii) expanded employee training programs and (iv) targeted capital investment over recent years.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.2 million to $6.5 million (11.9% of net sales) in 1997 from $5.3 million (15.0% of net sales) in 1996. Costs for wages, salaries and related fringe benefits included in selling, general and administrative expenses accounted for $1.0 million of this increase.

Interest Expense. Interest expense decreased slightly to $1.0 million in 1997 from $1.1 million in 1996. Such decrease resulted primarily from decreased borrowings. In early 1998, the Company negotiated a new lending agreement which replaced the outstanding revolving credit agreement, subordinated debt, and demand note to a shareholder, substantially reducing the Company's cost of borrowing.

Income Taxes. The effective income tax rate for 1997 and 1996 was 38.5% and 38.4%, respectively, resulting in total tax expense of $3.3 million in 1997 and $0.7 million in 1996.

Net Income. As a result of the foregoing the net income of the Company increased 445.1% to $5.3 million (or 9.6% of net sales) in 1997 from $1.2 million (or 3.4% of net sales) in 1996.

Liquidity and Capital Resources

During 1998, the Company completed its initial public offering, selling 2,645,000 shares at $10.00 per share ($23.5 million after fees and expenses of $2.9 million). Immediately upon receipt of the cash from the public offering, the Company retired term debt of $3.3 million with Magna Bank, N.A. and $0.4 million with the Oklahoma Industrial Finance Authority. Both of these notes had been secured by the Company's real estate. Additionally, the Company used $2.4 million of the proceeds to temporarily pay down the revolving line of credit with Magna Bank, N.A. The Company maintains its ability to borrow up to $15 million under this revolving line of credit. The balance of these proceeds from the public offering will be used to fund acquisitions, working capital needs, or capital investment needs.

The Company has approval from its Board of Directors to repurchase up to 1,100,000 shares of its common stock. The Company had purchased 384,000 shares by December 31, 1998 at a cost of $2.6 million.

In August, 1998, the Company completed the acquisition of Precise Machine Company of Irving, Texas. The Company used $2.8 million of the public offering proceeds to purchase the net assets of Precise.

The working capital needs of the Company are generally funded by cash flows from operations. During 1998, operating activities generated $6.9 million. The Company's inventory levels grew by $3.5 million. Finished goods growth accounted for substantially all of the growth in inventories. The Company produced these goods under firm purchase orders from its customers to allow its' employee base to continue working as the Company manages through the impact of Boeing's production rate decreases and the receipt of new Gulfstream, Lockheed Martin and Boeing Military orders.

The Company invested over $5.5 million in property, plant and equipment during 1998. The Company completed a doubling of production space at its' Tulsa facility, spending $1.1 million. Capital expenditures for 1999 are planned to be approximately $3.5 million. Over $0.9 million of the investment was related to an expansion of the Company's two St. Charles facilities, estimated to be completed during the second quarter of 1999 for a total cost of $2.6 million. The Company also invested $0.4 million in the build-out of a new facility it leased in Auburn. Major equipment purchases during 1998 were $0.4 million for a laser cutting machine in Auburn, creating a new capability for the Company, $0.2 million for an additional 5-axis machining center in St. Charles, and $0.2 million for a coordinate measuring machine in Wichita to support machining of more complicated components. The Company also invested $0.6 million in computer equipment and software.

Year 2000 Readiness Disclosure

The advent of the year 2000 poses certain technological challenges resulting from computer technologies that recognize and process calendar years by the last two digits rather than all four digits of such year (e.g., "98" for "1998"). Computer technologies programmed in this manner may not properly recognize or process a year that begins with the digits "20" instead of "19." If not corrected, such computer technologies could produce, among other problems, inaccurate, erroneous or unpredictable results or system failures (such failures and their related impact on business operations hereinafter being referred to as the "Year 2000 Problem").

To address the Year 2000 Problem, the Company, beginning in late 1997, formulated a three-step plan under which the Company's information technology ("IT") and non-information technology systems, such as embedded chip machines ("Non-IT"), would be (i) assessed; (ii) updated, replaced and tested as necessary, and (iii) monitored for compliance (the "Plan").

As of December 31, 1998, the Company had substantially completed the assessment phase of the Plan. This phase involves, among other things, identification of those IT and non-IT systems that were impacted in some way by the Year 2000 Problem, and of such systems, identifying which are principal to the Company's principal business operations. As part of this assessment, the Company reviewed its principal IT system which was installed in late 1997 as part of a previously formulated strategic growth plan and found it to have satisfied the Company's Year 2000 concerns. The Company also identified the other IT systems which have certain Year 2000 concerns and has plans to replace such programs. Additionally, based on internal reviews of the non-IT systems and inquiries made of the manufacturers of the non-IT systems, the Company believes that such systems do not have any material Year 2000 concerns. Finally, the Company assessed the compliance of Precise's information systems and has opted to install the Company's principal IT system at Precise. This installation was begun in the first quarter of 1999 and should be complete in the second quarter of 1999.

What remains of this assessment phase is the completion of an assessment of the Tulsa facility. Based on its preliminary results, the Year 2000 concerns at the Tulsa facility (which supplies services to the other divisions of the Company and operates with a backlog of less than 30 days) should be limited and immaterial to the Company.

Updating and replacing critical IT systems and components, other than its systems in Tulsa and at Precise, was substantially completed by the end of 1997, as a result of an upgrade to the Company's IT systems which had been planned and scheduled prior to the Company's review of the Year 2000 Problem. Updating and replacing noncritical IT systems is scheduled to be completed prior to June 30, 1999.

Monitoring of Year 2000 concerns generally, is on-going and the Company anticipates it will continue throughout 1999.

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

However, the Company has not yet engaged in discussions with its utility providers (e.g., electricity, gas, telecommunications) regarding Year 2000 concerns. As part of the Plan, however, the Company will continue to monitor Year 2000 disclosures by, and make certain inquiries of, key providers and agencies to the businesses that rely on them and will generally strive for Year 2000 preparedness against industry-wide and geographic Year 2000 systemic risks comparable to that maintained by similarly situated organizations exercising appropriate due care.

Because the Company had recently upgraded its IT systems prior to directly addressing any Year 2000 concerns, to date, the Company has incurred an immaterial amount of costs that are directly attributable to addressing its Year 2000 Problem. Moreover, the Company expects additional Year 2000 expenditures to be similarly immaterial. The Company has funded, and plans to fund, its Year 2000 related expenditures out of general operating income.

The Company believes that it has substantially completed its Plan and that all remaining actions are not significant. The Company also believes that such Plan provides a reasonable course of action to prepare the Company for the year 2000 and significantly reduce the risks faced by the Company with respect to the Year 2000 Problem. However, the uncertainty of the Year 2000 Problem could lead to a failure of the Company's Plan which may result in an interruption in or failure of certain normal business activities or operations. Such failures could materially adversely affect the Company's results of operations, liquidity and financial condition.

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

The foregoing discussion of the Company's Year 2000 Readiness Disclosure contains a substantial number of forward-looking statements, indicated by such words as "expects," "believes," "estimates," "anticipates," "plans," "assessment," "should," "will," and similar words. These forward-looking statements are based on the Company's and management's beliefs, assumptions, expectations, estimates and projections any or all of which are subject to future change, depending on unknown developments and facts. These forward-looking statements should be read in conjunction with the Company's disclosures located at the beginning of Management's Discussion and Analysis.


Item 7(a).  Quantitative and Qualitative Disclosures About Market Risk.

The Company has determined that its market risk exposures, which arise primarily from exposures to fluctuation in interest rates, are not material to its future earnings, fair value, and cash flows.


Item 8.  Financial Statements and Supplementary Data.

The following financial statements are included in Item 8 of this report:

   Financial Statement                                                 Page
   -------------------                                                 ----

   Report of Ernst & Young LLP, Independent Auditors                    18
   Consolidated Balance Sheets as of December 31, 1997 and 1998         19
   Consolidated Statements of Income for the Years Ended
     December 31, 1996, 1997 and 1998                                   20
   Consolidated Statements of Stockholders' Equity for the Years
     Ended December 31, 1996, 1997 and 1998                             22
   Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1996, 1997 and 1998                                   22
   Notes to Consolidated Financial Statements                           23

                         Report of Independent Auditors


The Board of Directors and Stockholders
LMI Aerospace, Inc.


We have audited the accompanying consolidated balance sheets of LMI Aerospace, Inc. (the "Company") as of December 31, 1997 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LMI Aerospace, Inc. at December 31, 1997 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                          /s/ Ernst & Young LLP


St. Louis, Missouri
March 5, 1999

                               LMI Aerospace, Inc.

                           Consolidated Balance Sheets
             (Amounts in thousands, except share and per share data)

                                                             December 31
                                                       1997            1998
                                                   -----------------------------
Assets
Current assets:
   Cash and cash equivalents                        $     244       $  11,945
   Investments                                              -           1,250
   Trade accounts receivable, net of allowance
     of $25 and $50, respectively                       8,058           7,535
   Inventories                                          8,701          12,619
   Prepaid expenses                                       147             279
   Deferred income taxes                                  502             876
   Other current assets                                   109             256
                                                   -----------------------------
Total current assets                                   17,761          34,760

Property, plant, and equipment, net                    15,652          19,489
Other assets                                              216           1,934
                                                   =============================
                                                     $ 33,629        $ 56,183
                                                   =============================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                 $   3,318       $   3,768
   Accrued expenses                                     1,940           2,437
   Income taxes payable                                   430             442
   Demand note payable to stockholder                     250               -
   Current installments of long-term debt                 567             142
                                                   -----------------------------
Total current liabilities                               6,505           6,789

Long-term debt, less current installments               9,274           2,732
Deferred income taxes                                   1,099           1,371
                                                   -----------------------------
Total noncurrent liabilities                           10,373           4,103

Stockholders' equity:
   Common stock of $.02 par value; authorized
     28,000,000 shares; issued 5,908,471 and
     8,734,422 shares in 1997 and 1998,
     respectively
                                                          118             175
   Preferred stock; authorized 2,000,000 shares;
     none issued                                            -              --
   Additional paid-in capital                           1,543          26,164
   Treasury stock, at cost, 384,000 shares
     in 1998                                               --          (2,628)
   Retained earnings                                   15,090          21,580
                                                   -----------------------------

Total stockholders' equity                             16,751          45,291
                                                   =============================
                                                     $ 33,629        $ 56,183
                                                   =============================
See accompanying notes.

                               LMI Aerospace, Inc.

                        Consolidated Statements of Income
                  (Amounts in thousands, except per share data)

                                                Year ended December 31
                                         1996           1997             1998
                                  ----------------------------------------------

Net sales                             $35,016         $55,080           $59,234
Cost of sales                          26,725          38,932            41,152
                                  ----------------------------------------------
Gross profit                            8,291          16,148            18,082

Selling, general, and
  administrative expenses
                                        5,256           6,549             7,591
                                  ----------------------------------------------
Income from operations                  3,035           9,599            10,491

Other income (expense):
   Interest expense                    (1,123)         (1,020)             (642)
   Other, net                              15              10               405
                                  ----------------------------------------------
                                       (1,108)         (1,010)             (237)
                                  ----------------------------------------------
Income before income taxes              1,927           8,589            10,254
Provision for income taxes                740           3,306             3,764
                                  ==============================================
Net income                          $   1,187         $ 5,283           $ 6,490
                                  ==============================================

Net income per common share             $0.21           $0.91             $0.89
                                  ==============================================

Net income per common share -
  assuming dilution                     $0.20           $0.89             $0.88
                                  ==============================================

Weighted average common shares
   outstanding                      5,779,833       5,836,700         7,252,148
                                  ==============================================

Weighted average dilutive
  stock options outstanding            11,150          76,104           146,942
                                  ==============================================

See accompanying notes.


                               LMI Aerospace, Inc.

                 Consolidated Statements of Stockholders' Equity
             (Amounts in thousands, except share and per share data)

                                                    Additional                                   Total
                                     Common Stock    Paid-In       Retained      Treasury    Stockholders'
                                                     Capital       Earnings        Stock        Equity
                                    ------------------------------------------------------------------------
Balance at December 31, 1995           $  116         $ 1,268       $  8,620      $  (38)      $  9,966
Sale of 7,896 shares of treasury
   stock                                    -               -              -          15             15
Purchase of 30,646 shares of
   outstanding stock for treasury           -               -              -         (58)           (58)
Exercise of options to purchase
   41,125 shares of stock                   -             (27)             -          78             51
Net income                                  -               -          1,187           -          1,187
                                    ------------------------------------------------------------------------
Balance at December 31, 1996              116           1,241          9,807          (3)        11,161
Sale of 1,365 shares of treasury
   stock                                    -               2              -           3              5
Issuance of 80,977 shares of stock          2             295              -           -            297
Exercise of options to purchase
   3,290 shares of stock                    -               5              -           -              5
Net income                                  -               -          5,283           -          5,283
                                    ------------------------------------------------------------------------
Balance at December 31, 1997              118           1,543         15,090           -         16,751

Issuance of 2,809,500 shares of
  common stock                             57          24,592              -           -         24,649
Exercise of options to purchase
  16,450 shares of stock                    -              29              -           -             29
Purchase of 384,000 shares of
  outstanding stock for treasury            -               -              -      (2,628)        (2,628)
Net income                                  -               -          6,490           -          6,490
                                    ========================================================================
Balance at December 31, 1998           $  175        $ 26,164       $ 21,580    $ (2,628)      $ 45,291
                                    ========================================================================

See accompanying notes.



                               LMI Aerospace, Inc.

                      Consolidated Statements of Cash Flows
                             (Amounts in thousands)

                                                                     Year ended December 31
                                                             1996              1997              1998
                                                     -------------------------------------------------------
Operating activities
Net income                                                 $ 1,187           $ 5,283          $  6,490
Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                           2,012             2,179             2,633
     Deferred income taxes                                     214                14              (102)
     Changes in operating assets and liabilities:
       Trade accounts receivable                              (595)           (1,472)              874
       Inventories                                          (1,544)           (1,506)           (3,455)
       Prepaid expenses and other assets                      (232)               63              (519)
       Income taxes payable                                    513               (85)               12
       Accounts payable                                        609               719               413
       Accrued expenses                                        520               580               547
                                                     -------------------------------------------------------
Net cash from operating activities                           2,684             5,775             6,893

Investing activities
Additions to property, plant, and equipment, net            (1,304)           (3,713)           (5,488)
Purchases of investments                                         -                 -            (3,138)
Proceeds from sale of investments, net                           -                 -             1,888
Acquisition of company, net of cash acquired                     -                 -            (2,791)
                                                     -------------------------------------------------------
Net cash from investing activities                          (1,304)           (3,713)           (9,529)

Financing activities
Proceeds from issuance of long-term debt                     3,550             3,782             2,074
Principal payments on long-term debt                        (4,914)           (6,112)           (9,291)
Purchases of/proceeds from treasury stock
      transactions, net                                        (43)                5            (2,628)
Proceeds from exercise of stock options                         51                 5                29
Proceeds from issuance of common stock, net                      -               297            24,153
                                                     -------------------------------------------------------
Net cash from financing activities                          (1,356)           (2,023)           14,337
                                                     -------------------------------------------------------

Net increase in cash and cash equivalents                       24                39            11,701
Cash and cash equivalents, beginning of year                   181               205               244
                                                     =======================================================
Cash and cash equivalents, end of year                    $    205           $   244          $ 11,945
                                                     =======================================================

Supplemental disclosures of cash flow information:
      Interest paid                                        $ 1,191          $    996       $       601
      Income taxes paid                                         14             3,378             3,733
   Common stock contributed to profit sharing plan               -                 -               296
   Stock bonus issued to officer of the company                  -                 -               200
                                                     =======================================================


See accompanying notes.


                              LMI Aerospace, Inc.
                   Notes to Consolidated Financial Statements
         (Dollar amounts in thousands, except Share and per Share data)
                               December 31, 1998

1.  Accounting Policies

Description of Business

LMI Aerospace, Inc. (the "Company") is a fabricator, finisher, and integrator of formed, close tolerance aluminum and specialty alloy components for use by the aerospace industry. The Company is a Missouri corporation with headquarters in St. Charles, Missouri. The Company maintains facilities in St. Charles, Missouri; Seattle, Washington; Tulsa, Oklahoma; Wichita, Kansas; and Irving, Texas (see Note 3).

The accompanying financial statements include the consolidated financial position, results of operations, and cash flows of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Customer and Supplier Concentration

Direct sales to the Company's largest customer accounted for 46 percent, 59 percent, and 62 percent of the Company's total revenues in 1996, 1997, and 1998. Accounts receivable balances related to direct sales to this customer were 62 percent in 1997 and 1998. Indirect sales to the Company's largest customer accounted for 20 percent, 17 percent and 12 percent of the Company's total sales in 1996, 1997, and 1998, respectively.

Direct sales to the Company's second largest customer accounted for 19 percent, 13 percent and 12 percent of the Company's total revenues in 1996, 1997 and 1998 and represented 14 percent and 9 percent of the accounts receivable balance at December 31, 1997 and 1998, respectively.

The Company purchased approximately 50 percent and 58 percent of the materials used in production from three suppliers in 1997 and 1998, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, and all highly liquid investment instruments with an initial maturity of three months or less.

                              LMI Aerospace, Inc.
            Notes to Consolidated Financial Statements - (Continued)

Investments

During 1998, the Company purchased, sold and repurchased common stock. This investment is classified as a trading security. The Company's investment is stated at current market value using the quoted market price at December 31, 1998. The overall position of this investment at December 31, 1998 resulted in an immaterial gain which was recorded in the Consolidated Statements of Income. Subsequent to December 31, 1998, the Company liquidated its investment position for an overall immaterial gain.

Inventories

Inventories are stated at the lower of cost or market using actual cost for raw materials and work-in-process and average cost for finished goods. Inventories include certain deferred production costs related to long-term production contracts. These costs are included in cost of sales over the life of the contract based on a percentage of completion method (units-of-delivery basis).

Revenue Recognition

Revenues are recorded when services are performed or when products are shipped, except for long-term contracts which are recorded on the percentage of completion method (units-of-delivery basis). Sales from long-term contracts were less than 10 percent of total sales for each year in the three-year period ended in 1998. Revenues which have been deferred under long-term contracts are $321 and $728 as of December 31, 1997 and 1998, respectively and are included in accrued expenses.

Property and Equipment

Property and equipment are stated at cost. Equipment under capital leases is stated at the present value of the minimum lease payments. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. Equipment held under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. Estimated useful lives for buildings and machinery and equipment are 20 years and 4 to 10 years, respectively.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement and income tax basis of the Company's assets and liabilities.

Stock-Based Compensation

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. The Company has elected to continue to measure its cost of stock-based compensation under the provisions of Accounting Principles Board (APB) Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

                              LMI Aerospace, Inc.
            Notes to Consolidated Financial Statements - (Continued)

Financial Instruments

Fair values of the Company's fixed rate long-term obligations approximate their carrying value, as the rates approximate those which could be obtained by the Company for similar issues with similar maturities. The Company's investments are carried at market value. The Company's other financial instruments have fair values which approximate their respective carrying values, due to their short maturities or variable rate characteristics.

Earnings per Common Share

In 1997, the Company adopted SFAS No. 128, Earnings per Share, which replaced the calculation of primary and fully diluted earnings per share with basic and fully diluted earnings per share. All earnings per share amounts for all periods have been presented or, where appropriate, restated to conform to SFAS No. 128. Earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the applicable periods.

2.  Initial Public Offering

In April 1998, the Company's Board of Directors authorized the filing of a registration statement with the Securities and Exchange Commission relating to an initial public offering of the Company's unissued common stock. In connection with the initial public offering, the Company effected a 2.29-for-1 stock dividend of the Company's common stock payable June 1, 1998 to shareholders of record on May 1, 1998. All references in the accompanying financial statements to the number of shares of common stock and per common share amounts have been retroactively adjusted to reflect the stock dividend. In addition, the Company's capital structure was changed to reflect 28,000,000 shares of common stock and 2,000,000 shares of preferred stock authorized. In June 1998, the Company completed its initial public offering selling 2,645,000 shares (including the underwriters 15 percent over allotment) at $10.00 per share ($23.5 million after fees and expenses of $2.9 million).

3.  Acquisition

On August 11, 1998, the Company announced it had reached an agreement in principal to acquire the assets of Precise Machine Company ("Precise"), based in Irving, Texas. Precise manufactures precision machined components used primarily by the defense, aerospace and financial services industries and had sales of approximately $3 million for the year ended 1997. The sale was completed on August 25, 1998. The purchase price for the net assets acquired, net of cash acquired, was approximately $2,791 in cash.

This acquisition has been accounted for by the purchase method, and accordingly, the results of operations were included in the Company's Consolidated Statements of Income from the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based on their fair value at the date of the acquisition. The excess of the purchase price over the fair value of net assets acquired, totaling $1,557, was allocated to goodwill and is being amortized over a 25-year period on a straight-line basis. Amortization of goodwill through December 31, 1998 was approximately $24.

                              LMI Aerospace, Inc.
            Notes to Consolidated Financial Statements - (Continued)

4.  Treasury Stock Transactions

On September 25, 1998, the Company announced its Board of Directors authorized the Company's repurchase of up to 600,000 shares of the Company's common stock. Over the remainder of the year, the Company purchased 384,000 shares in the open market at prices ranging from $5.25 to $7.125 per share. These transactions were recorded at cost in stockholders' equity.

5.  Inventories

Inventories consist of the following:
                                           1997                 1998
                                   ------------------------------------------

Raw materials                              $2,990             $ 3,483
Work in process                             3,875               3,717
Finished goods                              1,836               5,419
                                   ==========================================
                                           $8,701            $ 12,619
                                   ==========================================


6.  Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

                                            1997                 1998
                                    ------------------------------------------

Land                                     $      638             $    690
Buildings                                     7,405                8,714
Machinery and equipment                      18,376               21,660
Leasehold improvements                          426                  950
Construction in progress                        298                1,037
Other assets                                    523                  875
                                    ------------------------------------------
                                             27,666               33,926
Less accumulated depreciation                12,014               14,437
                                    ==========================================
                                           $ 15,652             $ 19,489
                                    ==========================================

Depreciation expense (including amortization expense on capital leases) recorded by the Company totaled $1,907, $2,058, and $ 2,550 for 1996, 1997, and 1998,
respectively.


                              LMI Aerospace, Inc.
            Notes to Consolidated Financial Statements - (Continued)


7.  Long-Term Debt

Long-term debt consists of the following:
                                                                           1997                 1998
                                                                    -----------------------------------------
Revolving line of credit, interest payable monthly, at a
   variable rate                                                         $  1,281            $     --
Industrial Development Revenue Bond, interest payable
   monthly, at a variable rate                                              2,500               2,500
Term loan note payable, principal and interest payable
   monthly, at a fixed rate of 9.0%                                         3,482                  --
Real estate note payable, principal and interest payable
   monthly, at a variable rate                                                428                  --
Notes payable, principal and interest payable monthly, at
   fixed rates, ranging from 8.78% to 9.56%                                 1,233                 308
Subordinated debentures, interest payable monthly, at a fixed
   rate of 11%                                                                800                  --
Capital lease obligations                                                     117                  66
                                                                    -----------------------------------------
                                                                            9,841               2,874
Less current installments                                                     567                 142
                                                                    =========================================
                                                                          $ 9,274             $ 2,732
                                                                    =========================================


On March 31, 1998, the Company obtained a $15,000 unsecured line of credit with Magna Bank N.A, now Union Planters Bank, N.A. ("Union"), to fund various corporate needs. Interest is payable monthly based on a quarterly cash flow leverage calculation and the LIBOR rate. This facility matures on March 30, 2000 and requires compliance with certain non-financial and financial covenants including minimum tangible net worth and EBITDA, as defined, requirements. The credit facility prohibits the payment of cash dividends on common stock without Union's prior written consent.

The Industrial Development Revenue Bond ("IRB") bears interest at a variable rate, which is based on the existing market rates for comparable outstanding tax-exempt bonds (4.1 percent and 4.2 percent at December 31, 1997 and 1998, respectively), not to exceed 12 percent. The IRB is secured by a letter of credit, and Union, which holds 100 percent participation in the letter of credit, has a security interest in certain equipment. The bond matures in November 2000.

The aggregate maturities of long-term debt as of December 31, 1998 are as follows:

Year ending December 31:

      1999                                         $  142
      2000                                          2,598
      2001                                             89
      2002                                             45
                                            ==================
                                                  $ 2,874
                                            ==================

                              LMI Aerospace, Inc.
            Notes to Consolidated Financial Statements - (Continued)

8.  Leases

The Company leases certain facilities and equipment under various noncancelable operating lease agreements which expire at various dates throughout 2009. At December 31, 1998, the future minimum lease payments under operating leases with initial noncancelable terms in excess of one year are as follows:

Year ending December 31:

      1999                                         $   842
      2000                                             683
      2001                                             678
      2002                                             667
      2003                                             673
      Thereafter                                     1,458
                                           ===================
                                                   $ 5,001
                                           ===================

Rent expense totaled $364, $539, and $836 in 1996, 1997, and 1998, respectively.

9.  Defined Contribution Plans

The Company has a noncontributory profit sharing plan and a contributory 401(k) plan which covers substantially all full-time employees. Employees are eligible to participate in both plans after reaching 1,000 hours of accredited service. Contributions to the profit sharing plan are at the discretion of management and become fully vested to the employees after seven years. Contributions by the Company to the profit sharing plan totaled $74, $150 and $256 for 1996, 1997, and 1998, respectively. Contributions by the Company to the 401(k) plan, which are fully vested to the employees immediately upon contribution, are based upon a percentage of employee contributions, up to a maximum of $225 per employee. The Company's contributions to the 401(k) plan totaled $52, $78, and $104 for 1996, 1997, and 1998, respectively.

10. Stock Options

In December 1989, the Company adopted the Employee Incentive Stock Option Plan (the "1989 Plan"), which provides options for up to 1,398,250 shares to be granted to key employees at exercise prices greater than or equal to the fair market value per share on the date the option is granted. All options vest immediately upon grant. During 1998, the Company discontinued the 1989 Plan, and the options granted under this plan will expire if unexercised by December 31, 1999.

In 1998, the Company adopted the 1998 Employee Stock Option Plan (the "1998 Plan"), which provides options for up to 600,000 shares to be granted to key employees at exercise prices greater than or equal to the fair market value per share on the date the option is granted. Options issued under the 1998 Plan are at the discretion of management and may be in the form of Incentive Stock Options or Non-Qualified Stock Options. Vesting periods may apply.

                              LMI Aerospace, Inc.
            Notes to Consolidated Financial Statements - (Continued)

During 1998, the Company granted 34,500 options to key employees under the terms and conditions of the 1998 Plan and 44,086 options to key employees under the terms and conditions of the 1989 Plan prior to its discontinuance.
Stock option activity under the plans is as follows:


                                       1996                         1997                          1998
                            ---------------------------- ---------------------------- -----------------------------
                              Number of      Option        Number of       Option       Number of      Option
                               Shares        Prices         Shares         Prices        Shares        Prices
                            ------------ --------------- ------------- -------------- ------------- ---------------

Options outstanding at
  beginning of year            174,370    $1.24 to $1.90   241,815     $1.77 to $1.90     232,192   $1.77 to $3.67

Granted                        116,795        $1.90         59,467     $2.60 to $3.67      78,586   $4.64 to $6.25
Exercised                      (41,125)       $1.24         (3,290          $1.77         (16,450)       $1.77
Canceled                        (8,225)       $1.64        (65,800)         $1.90               -          -
                            ------------                 -------------                -------------
Options outstanding at
  end of year                  241,815    $1.77 to $1.90   232,192     $1.77 to $3.67     294,328   $1.77 to $6.25
                            ============ =============== ============= ============== ============= ===============
Options exercisable at
  end of year                  241,815          -          232,192            -           263,278          -
                            ============ =============== ============= ============== ============= ===============
Options available for
  grant at end of year       1,033,060          -         1,039,393           -           565,500          -

                            ============ =============== ============= ============== ============= ===============


The weighted average exercise price of outstanding options at December 31, 1996, 1997 and 1998 was $1.88, $2.31 and $3.21, respectively. The weighted average fair value per stock option granted during 1996, 1997, and 1998 was $.41, $.67 and $2.35 respectively, measured on the date of grant using the Black-Scholes Option Pricing model with the following assumptions: volatility of 71.8 percent; 0 percent dividend yield; an expected life of 2.5 years, 1.5 to 2.25 years, and 1 to 4.75 years for 1996, 1997, and 1998, respectively; and a risk-free rate of
5.20 percent, 5.26 percent, and 4.52 percent for 1996, 1997, and 1998. The Company applied APB Opinion No. 25 in accounting for its stock option plans, and accordingly, no compensation cost has been recognized for stock options granted. Had the Company determined compensation cost based on the fair value at the grant date under SFAS No. 123, net income and earnings per share amounts would have been as follows:

                                         1996            1997             1998
                                  ----------------------------------------------
Net income:
   As reported                         $ 1,187        $ 5,283           $ 6,490
   Pro forma                             1,155          5,256             6,408
Net income per common share
   As reported                             .21            .91               .89
   Pro forma                               .20            .90               .88
Net income per common share
   Assuming dilution:
   As reported                             .20            .89               .88
   Pro forma                               .20            .89               .87

                              LMI Aerospace, Inc.
            Notes to Consolidated Financial Statements - (Continued)

11. Income Taxes

The temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax assets and deferred tax liabilities are as follows:

                                              1997                1998
                                       ----------------------------------------
Deferred tax asset:
   Accrued vacation                        $    158            $    179
   Inventory                                    186                 296
   Other                                        158                 401
                                       ----------------------------------------
Total deferred tax assets                       502                 876

Deferred tax liabilities:
   Depreciation                              (1,074)             (1,180)
   Software costs                                --                (191)
   Other                                        (25)                 --
                                       ----------------------------------------
Total deferred tax liabilities               (1,099)             (1,371)
                                       ========================================
Net deferred tax liability                 $   (597)           $   (495)
                                       ========================================


The Company's income tax provision consisted of the following for the year ended December 31:

                               1996               1997               1998
                       ---------------------------------------------------------
Federal:
   Current                 $    471             $ 2,937             $ 3,579
   Deferred                     182                 (17)                (90)
                       ---------------------------------------------------------
                                653               2,920               3,489

State:
   Current                       55                 355                 287
   Deferred                      32                  31                 (12)
                       ---------------------------------------------------------
                               $740              $3,306             $ 3,764
                       =========================================================


The federal corporate statutory rate is reconciled to the Company's effective income tax rate as follows:

                                       1996            1997            1998
                                ------------------------------------------------

Federal taxes                           $ 653          $2,920          $ 3,489
State and local taxes,
  net of federal
   benefit                                 57             258              305
Other                                      30             128              (30)
                                ================================================
Provision for income taxes               $740          $3,306          $ 3,764
                                ================================================

                              LMI Aerospace, Inc.
            Notes to Consolidated Financial Statements - (Continued)

12. Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position.


13. Quarterly Financial Data (Unaudited)

                                    First      Second        Third       Fourth
                               -------------------------------------------------
1997
Net sales                          $12,690     $14,383      $13,975      $14,032
Cost of sales                        9,393      10,266        9,598        9,675
Net income                             939       1,350        1,577        1,417
Net income per common share            .16         .23          .27          .24
Net income per common share -
  assuming dilution                    .16         .23          .27          .24

1998
Net sales                        $  16,335   $  15,657     $ 15,165     $ 12,077
Cost of sales                       11,502      10,841       10,454        8,355
Net income                           1,659       1,723        1,678        1,430
Net income per common share            .28         .29          .19          .17
Net income per common share -
  assuming dilution                    .28         .28          .19          .17


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers.

The information contained under the caption "Information About the Nominees and Current Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement to be filed pursuant to Regulation 14(a) for the Company's 1999 Annual Meeting of Shareholders, which involves the election of directors, is incorporated herein by this reference. Also see item 4(a) of Part I hereof.

Item 11.  Executive Compensation.

The information contained under the captions "Directors Compensation," "Executive Compensation," "Option/SAR Grants in Last Fiscal Year," "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option SAR Values," and "Employment Arrangements with Named Officers" in the Company's definitive proxy statement to be filed pursuant to Regulation 14(a) for the Company's 1999 Annual Meeting of Shareholders, which involves the election of directors, is incorporated herein by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information contained under the caption "Voting Securities and Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement to be filed pursuant to Regulation 14(a) for the Company's 1999 Annual Meeting of Shareholders, which involves the election of directors, is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions.

The information contained under the caption "Certain Transactions" in the Company's definitive proxy statement to be filed pursuant to Regulation 14(a) for the Company's Annual Meeting of Shareholders, which involves the election of directors, is incorporated herein by this reference.


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.


(a)      1.       For a  list of  the Consolidated  Financial Statements  of the
                  Company  included  as part  of  this report,  see the index at
                  Item 8.

         2. All schedules have been omitted as the required information is not present in sufficient amounts or the required information is included elsewhere in the Consolidated Financial Statement or notes thereto.

         3.       Exhibits:

                  See Exhibit Index

(b)               Reports on Form 8-K:

                  No reports on Form 8-K have been filed by the Company during the fourth quarter of the Registrant's fiscal year ended December 31, 1998.

(c)               Exhibits:

                  See Exhibit Index

(d) All schedules have been omitted as the required information is not present in sufficient amounts or the required information is included elsewhere in the Consolidated Financial Statement or notes thereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Charles and State of Missouri on the 30th day of March, 1999.

                                  LMI AEROSPACE, INC.
                                     (Registrant)


                                  By:  /s/  Ronald S. Saks
                                     -------------------------------------------
                                     Ronald S. Saks
                                     President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                         Title                        Date
     ---------                         -----                        ----

 /s/ Ronald S. Saks
----------------------------    Chief Executive Officer,        March 30, 1999
Ronald S. Saks                  President, and Director


----------------------------    Chairman of the Board,
Joseph Burstein                 and Director                    March ___, 1999

 /s/ Lawrence J. LeGrand
-----------------------------   Chief Operating Officer and     March 30, 1999
Lawrence J. LeGrand             Director

 /s/ Lawrence E. Dickinson
-----------------------------   Chief Financial Officer and     March 30, 1999
Lawrence E. Dickinson           Secretary

 /s/ Duane Hahn
-----------------------------   Vice President, Regional        March 30, 1999
Duane Hahn                      Manager and Director

 /s/ Sanford S. Neuman
-----------------------------   Assistant Secretary             March 30, 1999
Sanford S. Neuman               and Director


-----------------------------   Director                        March ___, 1999
Thomas M. Gunn

 /s/ Alfred H. Kerth
-----------------------------   Director                        March 30, 1999
Alfred H. Kerth


-----------------------------   Director                        March ___, 1999
Thomas Unger

                                  EXHIBIT INDEX


Exhibit
Number          Description
-------         -----------

3.1 Restated Articles of the Registrant previously filed on Form S-1 dated as of June 29, 1998 and incorporated herein by reference

3.2 Amended and Restated By-Laws of the Registrant previously filed on Form S-1 dated as of June 29, 1998 and incorporated herein by reference

4.1 Form of the Registrant's Common Stock Certificate previously filed on Form S-1 dated as of June 29, 1998 and incorporated herein by reference

10.1 1989 Stock Option Plan, including all amendments previously filed on Form S-1 dated as of June 29, 1998 and incorporated herein by reference

10.2 Employment Agreement, dated January 1, 1997, between the Registrant and Ronald S. Saks, as previously filed on Form S-1 dated as of June 29, 1998 and incorporated herein by reference

10.3 Employment Agreement, effective as of May 1, 1998, between the Registrant and Lawrence J. LeGrand, as previously filed on Form S-1 dated as of June 29, 1998 and incorporated herein by reference

10.4 Employment Agreement, dated January 1, 1998, between the Registrant and Duane E. Hahn as previously filed on Form S-1 dated as of June 29, 1998 and incorporated herein by reference

10.5 Employment Agreement, dated January 1, 1998, between the Registrant and Phillip A. Lajeunesse previously filed on Form S-1 dated as of June 29, 1998 and incorporated herein by reference

10.6 Employment Agreement, dated January 1, 1998, between the Registrant and Robert T. Grah previously filed on Form S-1 dated as of June 29, 1998 and incorporated herein by reference

10.7 Employment Agreement, dated January 1, 1998, between the Registrant and Bradley L. Nelson previously filed on Form S-1 dated as of June 29, 1998 and incorporated herein by reference

10.8 Lease Agreement, dated November 25, 1991, between the Registrant and Roy R. Thoele and Madonna J. Thoele, including all amendments (Leased premises at 3000 Highway 94 North) previously filed on Form S-1 dated as of June 29, 1998 and incorporated herein by reference

10.9 Lease Agreement, dated June 28, 1988, between the Registrant and J & R Sales, including all amendments (Leased premises at 204 H Street) previously filed on Form S-1 dated as of June 29, 1998 and incorporated herein by reference

10.10 Lease Agreement, dated May 6, 1997, between the Registrant and Victor Enterprises, LLC, including all amendments (Leased premises at 101 Western Avenue S) previously filed on Form S-1 dated as of June 29, 1998 and incorporated herein by reference

10.11 Lease Agreement, dated February 1, 1995, between the Registrant and RFS Investments (Leased premises at 2621 West Esthner Court) previously filed on Form S-1 dated as of June 29, 1998 and incorporated herein by reference

10.12 Profit Sharing and Savings Plan and Trust, including all amendments previously filed on Form S-1 dated as of June 29, 1998 and incorporated herein by reference

10.13 Loan Agreement between the Registrant and Magna Bank, N.A. dated August 15, 1996, including all amendments previously filed on Form S-1 dated as of June 29, 1998 and incorporated herein by reference

10.14 Indenture of Trust and Loan Agreement, both with the Industrial Development Authority of St. Charles County, Missouri and dated as of September 1, 1990 previously filed on Form S-1 dated as of June 29, 1998 and incorporated herein by reference

10.15 General Terms Agreement, Special Terms Agreement and Warranty Agreements, between the Registrant and Boeing Seattle previously filed on Form S-1 dated as of June 29, 1998 and incorporated herein by reference

10.16 Form of Master Order Agreement covering Boeing 777 and 747 Programs and Master Order Agreement covering Boeing 737 Leading Edge Program, both between the Registrant and Boeing North American, previously filed on Form S-1 dated as of June 29, 1998 and incorporated herein by reference

10.17       Form  of  Contract   between  the   Registrant  and  Boeing  Wichita
            previously filed on Form S-1 dated as of June 29, 1998 and incorporated herein by reference

10.18 General Conditions (Fixed Price - Non-Governmental) for the G-14/F100 Program, General Conditions for the Wing Stub/Lower 45 Program Boeing Model 767 Commercial Aircraft and Form of Master Agreement, all with Northrop Grumman previously filed on Form S-1 dated as of June 29, 1998 and incorporated herein by reference

10.19 1998 Stock Option Plan, previously filed on Form S-1 dated as of June 29, 1998 and incorporated herein by reference

10.20 Amendment No. 5 to 1989 Stock Option Plan, previously filed on Form S-1 dated as of June 29, 1998 and incorporated herein by reference

10.21 Restricted Stock Agreement with Lawrence J. LeGrand, dated as of April 27, 1998, previously filed on Form S-1 dated as of June 29, 1998 and incorporated herein by reference

10.22 Subscription Agreement with Lawrence J. LeGrand, dated as of April 27, 1998, previously filed on Form S-1 dated as of June 29, 1998 and incorporated herein by reference

10.23 General Terms Agreement between Boeing Company and Leonard's Metal, Inc. with Special Business Provision attached, previously filed on Form 10-Q dated as of November 16, 1998 and incorporated herein by reference

10.24 Lease Agreement between Mother Goose Corporation and Precise Machine Partners L.L.P. (Leased premises at 2205 and 2215 River Hill Road, Irving, Texas) dated August 25, 1998 (filed herewith)

10.25 Employment Agreement dated August 25, 1998, between Precise Machine Partners, L.L.P. and John R. Krystinik (filed herewith)

10.26 First Amendment to Restricted Stock Agreement with Lawrence J. LeGrand, dated as of April 27, 1998 (filed herewith)

10.27 Second Amendment to Restricted Stock Agreement with Lawrence J. LeGrand, dated March 26, 1999 (filed herewith)

10.28 First Amendment to Subscription Agreement with Lawrence J. LeGrand, dated April 27, 1998 (filed herewith)

10.29 Second Amendment to Subscription Agreement with Lawrence J. LeGrand, dated March 26, 1999 (filed herewith)

16.1 Letter from KPMG Peat Marwick, LLP as to statements regarding change in certified accountants previously filed on Form S-1 dated as of June 29, 1998 and incorporated herein by reference

21.1        List of Subsidiaries of the Registrant (filed herewith)

23.1        Consent of Ernst & Young LLP (filed herewith)

27.1        Financial Data Schedule (filed herewith)