Form 10-Q
period 1999-03-31
LMI AEROSPACE INC
filed 1999-05-17
CIK 1059562

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 1999.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _______________ to
         _________________.

Commission file number:  0-24293

                               LMI AEROSPACE, INC.
             (Exact name of registrant as specified in its charter)

                Missouri                                       43-1309065
    (State or Other Jurisdiction of                         (I.R.S. Employer
     Incorporation or Organization)                        Identification No.)

           3600 Mueller Road
         St. Charles, Missouri                                 63302-0900
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

                                 Yes X    No
                                    ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Title of class                          Number of Shares outstanding
         of Common Stock                         as of March 31, 1999
         ---------------                         ------------------------------

Common Stock, par value $.02 per share                   8,298,591
                                                        -----------

                               LMI AEROSPACE, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE FISCAL QUARTER ENDING MARCH 31, 1999

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS (UNAUDITED)

         Condensed Consolidated Balance Sheets as of December 31, 1998 and March 31, 1999

         Condensed Consolidated Statements of Income for the three months ending March 31, 1998 and 1999

         Condensed Consolidated Statements of Cash Flows for the three months ending March 31, 1998 and 1999

         Notes to Unaudited Condensed Consolidated Financial Statements


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


Signature Page


Exhibit Index

                               LMI Aerospace, Inc.

                      Condensed Consolidated Balance Sheets
             (Amounts in thousands, except share and per share data)



                                                 December 31,         March 31,
                                                     1998                1999
                                                                     (unaudited)
                                                 -------------------------------
Assets
Current assets:
   Cash and cash equivalents                       $ 11,945           $  10,675
   Investments                                        1,250                  --
   Trade accounts receivable                          7,535               8,649
   Inventories                                       12,619              13,299
   Prepaid expenses                                     279                 311
   Other current assets                                 256                 253
   Deferred income taxes                                876                 876
                                                 -------------------------------
Total current assets                                 34,760              34,063

Property, plant, and equipment, net                  19,489              20,163
Other assets                                          1,934               2,130
                                                 -------------------------------
                                                   $ 56,183            $ 56,356
                                                 ===============================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                $  3,768               3,440
   Accrued expenses                                   2,437               2,162
   Income taxes payable                                 442                 761
   Current installments of long-term debt               142                 124
                                                 -------------------------------
Total current liabilities                             6,789               6,487

Long-term debt, less current installments             2,732               2,705
Deferred income taxes                                 1,371               1,371
                                                 -------------------------------
Total noncurrent liabilities                          4,103               4,076

Stockholders' equity:
     Common stock of $.02 par value; authorized
     28,000,000 shares; issued 8,734,422 at
     December 31, 1998 and at March 31, 1999            175                 175
   Additional paid-in capital                        26,164              26,136
   Treasury Stock, at cost, 384,000 and
     435,831 shares in 1998 and 1999                 (2,628)             (2,911)
   Retained earnings                                 21,580              22,393
                                                 -------------------------------
Total stockholders' equity                           45,291              45,793
                                                 -------------------------------
                                                   $ 56,183            $ 56,356
                                                 ===============================


See accompanying notes.

                               LMI Aerospace, Inc.

                   Condensed Consolidated Statements of Income
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                         For the Three Months Ended March 31
                                             1998                   1999
                                     -------------------------------------------

Net sales                                $ 16,335               $  13,530
Cost of sales                              11,502                  10,480
                                     -------------------------------------------
Gross profit                                4,833                   3,050

Selling, general, and
  administrative expenses                   1,883                   1,896
                                     -------------------------------------------
Income from operations                      2,950                   1,154

Interest (expense)/income)                   (253)                     99
                                     -------------------------------------------

Income before income taxes                  2,697                   1,253
Provision for income taxes                  1,038                     438
                                     ===========================================
Net income                               $  1,659                 $   815
                                     ===========================================

Net income per common share                 $ .28                   $ .10
                                     ===========================================

Net income per common share -
  assuming dilution                         $ .28                   $ .10
                                     ===========================================

Weighted average common shares
  outstanding                           5,908,471               8,315,786
                                     ===========================================
Weighted average dilutive stock
  options outstanding                     116,614                 132,639
                                     ===========================================


See accompanying notes.



                               LMI Aerospace, Inc.

                 Condensed Consolidated Statements of Cash Flows
                             (Amounts in thousands)
                                   (Unaudited)

                                                           For the Three Months Ended March 31
                                                                   1998                1999
                                                           -----------------------------------------
Operating activities
Net income                                                        $ 1,659              $   815
Adjustments to reconcile net income to

net cash provided by operating activities:
   Net cash provided by operating activities:
     Depreciation and amortization                                   644                   762
     Changes in operating assets and liabilities:
       Trade accounts receivable                                  (1,686)               (1,114)
       Inventories                                                  (427)                 (680)
       Prepaid expenses and other assets                             (30)                 (302)
       Income taxes payable                                          786                   319
       Accounts payable                                              590                  (328)
       Accrued expenses                                              841                  (275)
                                                           ------------------------------------------
Net cash from operating activities                                 2,377                  (803)

Investing activities
Additions to property, plant, and equipment, net                  (1,396)               (1,360)
Purchases of investments                                              --                  (210)
Proceeds from sale of investments, net                                --                 1,460
                                                           -----------------------------------------
Net cash from investing activities                                (1,396)                 (110)

Financing activities
Proceeds from issuance of long-term debt                           1,292                    --
Principal payments on long-term debt                              (1,913)                  (45)
Treasury stock transactions, net                                      --                  (318)
Proceeds from exercise of stock options                               --                     6
                                                           -----------------------------------------
Net cash from financing activities                                  (621)                 (357)
Activities

Net change in cash and cash equivalents                              360                (1,270)
Cash and cash equivalents, beginning of period                       244                11,945
                                                           =========================================
Cash and cash equivalents, end of period                        $    604             $  10,675
                                                           =========================================


See accompanying notes.

                               LMI Aerospace, Inc.

              Notes to Condensed Consolidated Financial Statements
         (Dollar amounts in thousands, except share and per share data))
                                   (Unaudited)
                                 March 31, 1999

1. Accounting Policies

Basis of Presentation

LMI Aerospace, Inc. (the Company) (formerly Leonard's Metal, Inc.) is a fabricator, finisher, and integrator of formed, close tolerance aluminum and specialty alloy components for use by the aerospace industry. The Company is a Missouri corporation with headquarters in St. Charles, Missouri. The Company maintains facilities in St. Charles, Missouri; Seattle, Washington; Tulsa, Oklahoma; Wichita, Kansas; and Irving, Texas.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the SEC.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Initial Public Offering

In April, 1998, the Company's Board of Directors authorized the filing of a registration statement with the Securities and Exchange Commission relating to an initial public offering of the Company's unissued common stock. In connection with the initial public offering, the Company effected a 2.29-for-one stock dividend of the Company's common stock payable June 1, 1998 to shareholders of record on May 1, 1998. All references in the accompanying financial statements to the number of shares of common stock and per common share amounts have been retroactively adjusted to reflect the stock dividend. In addition, the Company's capital structure was changed to reflect 28,000,000 shares of common stock and 2,000,000 shares of preferred stock authorized. In June, 1998, the Company completed its initial public offering selling 2,645,000 shares (including the underwriters 15 percent over allotment) at $10.00 per share ($23.5 million after fees and expenses of $2.9 million).

3. Acquisition

On August 25, 1998, the Company acquired the assets of Precise Machine Company ("Precise"), based in Irving, Texas. Precise manufactures precision machined components used primarily by the defense, aerospace and financial service industries. The purchase price for the net assets acquired was approximately $2,791 in cash.

This acquisition has been accounted for by the purchase method, and accordingly, the results of operations were included in the Company's Condensed Consolidated Statements of Operations from the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based on their fair value at the date of the acquisition. The excess of the purchase price over the fair value of net assets acquired, totaling $1,557, was allocated to goodwill, and is being amortized over a 25-year period on a straight-line basis. Accumulated amortization of goodwill through March 31, 1999 was approximately $39.

4. Inventories

Inventories consist of the following:

                                       December 31,          March 31,
                                           1998                 1999
                                   ------------------------------------------
Raw materials                            $  3,483            $  3,739
Work in process                             3,717               4,116
Finished goods                              5,419               5,444
                                   ==========================================
                                         $ 12,619            $ 13,299
                                   ==========================================

5. Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

                                        December 31,          March 31,
                                            1998                 1999
                                    ------------------------------------------
Land                                     $      690             $    691
Buildings                                     8,714                8,742
Machinery and equipment                      21,660               22,103
Leasehold improvements                          950                  758
Construction in progress                      1,037                1,888
Other assets                                    875                  949
                                    ------------------------------------------
                                             33,926               35,131
Less accumulated depreciation                14,437               14,968
                                    ==========================================
                                           $ 19,489             $ 20,163
                                    ==========================================


6. Long-Term Debt

Long-term debt consists of the following:

                                                                       December 31,          March 31,
                                                                           1998                 1999
                                                                    -----------------------------------------
Industrial Development Revenue Bond, interest payable
   monthly, at a variable rate                                            $ 2,500             $ 2,500
Notes payable, principal and interest payable monthly, at
   fixed rates, ranging from 8.78% to 9.56%
                                                                              308                 277
Capital lease obligations                                                      66                  52
                                                                    -----------------------------------------
                                                                            2,874               2,829
Less current installments                                                     142                 124
                                                                    =========================================
                                                                          $ 2,732             $ 2,705
                                                                    =========================================


On March 31, 1998, the Company obtained a $15,000 unsecured line of credit with a financial institution to fund various corporate needs. Interest is payable monthly based on a quarterly cash flow leverage calculation and the LIBOR rate. This facility matures on March 30, 2000 and requires compliance with certain non-financial and financial covenants including minimum tangible net worth and EBITDA. The credit facility prohibits the payment of cash dividends on common stock without the financial institution's prior written consent. At March 31, 1999, there are no borrowings under the line of credit.

The Industrial Revenue Bond ("IRB") bears interest at a variable rate, which is based on the existing market rates for comparable outstanding tax-exempt bonds (4.2 percent and 3.2 percent at December 31, 1998 and March 31, 1999, respectively), not to exceed 12 percent. The IRB is secured by a letter of credit by a financial institution, which holds 100 percent participation in the letter of credit and has a security interest in certain equipment. The bond matures in November 2000.

The Company entered into various notes payable for the purchase of certain equipment. The notes are payable in monthly installments including interest (ranging from 8.78 percent to 9.56 percent through November 2002). The notes payable are secured by equipment.

7. Commitments and Contingencies

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

Overview

LMI Aerospace, Inc. is a leader in fabricating, machining and integrating of formed close tolerance aluminum and specialty alloy components for use by the aerospace industry. The Company has been engaged in manufacturing components for a wide variety of aerospace applications. Components manufactured by the Company include leading edge wing slats, flaps and lens assemblies; cockpit window frame assemblies; fuselage skins and supports, and passenger and cargo door frames and supports. The Company maintains multi-year contracts with leading original equipment manufacturers and primary subcontractors of commercial, corporate, regional and military aircraft. Such contracts, which govern the majority of the Company's sales, designate the Company as the sole supplier of the aerospace components sold under the contracts. Customers include Boeing, Lockheed Martin, Northrop Grumman, Gulfstream, Learjet, Canadair, DeHavilland and PPG. The Company manufactures more than 15,000 parts for integration into such models as Boeing's 737, 747, 757, 767 and 777 commercial aircraft and F-15, F-18, C-17 military aircraft, Canadair's RJ regional aircraft, Gulfstream's G-IV and G-V corporate aircraft, and Lockheed Martin's F-16 and C-130 military aircraft.

Management Discussion and Analysis

Quarter Ended March 31, 1999 vs. March 31, 1998

Net Sales. Net sales for the quarter were $13.5 million, down from $16.3 million in the first quarter of 1998. The reduction in production rate of the Boeing 747 and the resulting inventory adjustments of detail components and assemblies by Boeing and its major subcontractors combined to reduce net sales on this model to $1.7 million in 1999 from $4.3 million in 1998. The Company expects these trends to continue to reduce sales through the balance of the year. Additionally, the Company's net sales on the 737 Classic model continue to decline as Boeing phases out this model. Net sales on the 737 Classic were $0.5 million in the quarter, down from $2.1 million in 1998. The Company expects after-market business on the 737 Classic to stabilize at or near first quarter 1999 levels. Sales on the 737 Next Generation ("737NG") continued to be strong, contributing $3.3 million in 1998 compared to $3.4 million in 1998.

The Company began significant shipments of components used on the F-15, F-18, and C-17 to Boeing-St. Louis (formerly McDonnell Douglas) during the first quarter of 1999, with revenues exceeding $1.1 million. There was no revenue on this program in the first quarter of 1998. Additionally, Precise Machine Company, purchased in the third quarter of 1998, contributed $1.2 million to net sales in the first quarter of 1999.

Gross Profit. During the first quarter of 1999, gross profit was $3.1 million (22.5% of net sales), down 36.9% from $4.8 million (29.6% of net sales) in 1998. Payroll costs and fringes included in cost of goods sold increased in 1999 to $6.7 million (49.5% of net sales) from $6.3 million (38.6% of net sales) as the Company prepared for new business planned in the second half of 1999. The stretching out of delivery requirements by our customers combined with smaller lot quantities resulted in lower labor efficiencies and fixed overhead coverage.

Selling,   General   and   Administrative   Expenses.   Selling,   general   and
administrative expenses were basically unchanged at $1.9 million.

Interest Expense. Interest expense was only $33,000 in 1999, a reduction of over $0.2 million from 1998. This decrease was the result of debt reductions in conjunction with the June 1998 initial public offering.

Other, net. Other income of $0.1 million was predominantly the income generated by the investment of proceeds of the June 1998 initial public offering in a money market account.

Income Taxes. The effective tax rate for the Company in the first quarter of 1999 was 35%, down from 38.5% in 1998 due to the state income tax credits available to the Company. The Company expects the effective rate to continue at 35% for the balance of the year.

Net Income. The Company generated net income in the first quarter of $0.8 million (6.0% of net sales) compared to $1.7 million (10.2% of net sales) in 1998.

Liquidity and Capital Resources. During the first quarter of 1999, the Company had a net decrease in cash from operating activities of $0.8 million, stemming mainly from a reduction in accounts payable and accrued expenses related to normal first quarter payments for employee bonuses of $0.3 million, property taxes of $0.2 million, and amortization of deferred revenue associated with the leading-edge wing slat program on the 737NG of $0.1 million. Additionally, accounts receivable grew by $1.1 million in the quarter as shipments grew late in the quarter compared with the lower shipments near the end of 1998.

Capital expenditures for the quarter were $1.4 million. The Company expended $0.6 million related to the expansion of both facilities in St. Charles and added to the machining capacity of its new subsidiary, Precise Machine Partners LLP, by adding 2 new machining centers at a cost of $0.2 million. The Company plans to make remaining capital expenditures of approximately $2.1 million in 1999.

Also during the first quarter of 1999, the Company used $0.4 million to repurchase approximately 69,000 of the Company's outstanding shares. The Company contributed 14,000 shares of treasury stock to the employee's profit sharing and 401(k) plan.

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

As of March 31, 1999, the Company had substantially completed the assessment phase of the Plan. This phase involves, among other things, identification of those IT and non-IT systems that were impacted in some way by the Year 2000 problem, and of such systems, identifying which are principal to the Company's principal business operations. As part of this assessment, the Company reviewed its principal IT system which was installed in late 1997 as part of a previously formulated strategic growth plan and found it to have satisfied the Company's Y2K concerns. The Company also identified the other IT systems which have certain Y2K concerns and has plans to replace such programs. Finally, based on internal reviews of the non-IT systems and inquiries made of the manufacturers of the non-IT systems, the Company believes that such systems do not have any material Y2K concerns.

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

The Company could face some risk from the possible failure of one or more of its suppliers, distributors and service providers to continue to provide uninterrupted service through the changeover to the year 2000. While an evaluation of the Year 2000 preparedness of such parties has been part of the Company's Plan, the Company's ability to evaluate is limited to some extent by the willingness of such parties to supply information and the ability of such parties to verify the Y2K preparedness of their own systems or their sub-providers. The Company does not currently anticipate that any of such parties will fail to provide continuing service due to the Year 2000 Problem.

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

                                    PART II

                               OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K.

    (a)     See Exhibit Index.

    (b) No current reports on Form 8-K have been filed by the Company during the nine month period ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       LMI AEROSPACE, INC.


Date: May 17, 1999                     By:  /s/  Lawrence E. Dickinson
                                           -------------------------------------
                                           Lawrence E. Dickinson
                                           Chief Financial Officer and Secretary

                                 EXHIBIT INDEX

   Exhibit Number        Description
   --------------        -----------

        27             Financial Data Schedule