Form 10-Q
period 1999-06-30
LMI AEROSPACE INC
filed 1999-08-16
CIK 1059562

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1999.

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

                                 (314) 946-6525
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No
                                                ---      ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Title of class                     Number of Shares outstanding
   of Common Stock                        as of June 30, 1999
   ---------------                    ----------------------------

   Common Stock, par value
   $.02 per share                             8,129,595
                                             -----------

                               LMI AEROSPACE, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                   FOR THE FISCAL QUARTER ENDING JUNE 30, 1999

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS (UNAUDITED)

         Condensed Consolidated Balance Sheets as of December 31, 1998 and June 30, 1999

         Condensed Consolidated Statements of Income for the three months and the six months ending June 30, 1998 and 1999

         Condensed Consolidated Statements of Cash Flows for the six months ending June 30, 1998 and 1999

         Notes to Unaudited Condensed Consolidated Financial Statements


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                           PART II. OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 6.  EXHIBITS AND REPORTS ON Form 8-K


SIGNATURE PAGE


EXHIBIT INDEX

                               LMI Aerospace, Inc.
                      Condensed Consolidated Balance Sheets
             (Amounts in thousands, except share and per share data)



                                                December 31,          June 30,
                                                    1998                1999
                                                                    (unaudited)
                                                --------------------------------
Assets
Current assets:
   Cash and cash equivalents                      $ 11,945            $  8,794
   Investments                                       1,250                  --
   Trade accounts receivable                         7,535               7,762
   Inventories                                      12,619              13,781
   Prepaid expenses                                    279                 247
   Other current assets                                256                 232
   Deferred income taxes                               876                 876
                                                --------------------------------
Total current assets                                34,760              31,692

Property, plant, and equipment, net                 19,489              20,848
Other assets                                         1,934               2,121
                                                --------------------------------
                                                  $ 56,183            $ 54,661
                                                ================================

Liabilities and stockholders' equity
  Current liabilities:
   Accounts payable                               $  3,768            $  3,116
   Accrued expenses                                  2,437               2,058
   Income taxes payable                                442                 (27)
   Current installments of long-term debt              142                 113
                                                --------------------------------
Total current liabilities                            6,789               5,260

Long-term debt, less current installments            2,732               2,679
Deferred income taxes                                1,371               1,371
                                                --------------------------------
Total noncurrent liabilities                         4,103               4,050

Stockholders' equity:
   Common stock of $.02 par value;
     authorized 28,000,000 shares; issued
     8,734,422 at December 31, 1998
     and at June 30, 1999                              175                 175
   Additional paid-in capital                       26,164              26,120
   Treasury Stock, at cost, 384,000 and
     604,827 shares in 1998
     and 1999                                       (2,628)             (3,723)
   Retained earnings                                21,580              22,779
                                                --------------------------------
Total stockholders' equity                          45,291              45,351
                                                ================================
                                                  $ 56,183            $ 54,661
                                                ================================

See accompanying notes.


                               LMI Aerospace, Inc.
                   Condensed Consolidated Statements of Income
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                             For the Three Months Ended June 30           For the Six Months Ended June 30
                                                1998                     1999                 1998                   1999
                                       ------------------------------------------------------------------------------------------

Net sales                                     $ 15,657                $ 12,449             $ 31,993               $ 25,979
Cost of sales                                   10,841                   9,896               22,343                 20,325
                                       ------------------------------------------------------------------------------------------
Gross profit                                     4,816                   2,553                9,650                  5,654

Selling, general, and administrative
expenses                                         1,850                   2,176                3,734                  4,123
                                       ------------------------------------------------------------------------------------------
Income from operations                           2,966                     377                5,916                  1,531

Interest (expense)/income                         (209)                     50                 (462)                   150
                                       ------------------------------------------------------------------------------------------

Income before income taxes                       2,757                     427                5,454                  1,681
Provision for income taxes                       1,034                      42                2,072                    482
                                       ==========================================================================================
Net income                                    $  1,723                   $ 385             $  3,382               $  1,199
                                       ==========================================================================================

Net income per common share                      $ .29                   $ .05                $ .57                  $ .14
                                       ==========================================================================================

Net income per common share -
   assuming dilution                             $ .28                   $ .05                $ .56                  $ .14
                                       ==========================================================================================

Weighted average common shares
   outstanding                               5,988,860               8,258,720            5,948,666              8,276,591
                                       ==========================================================================================
Weighted average dilutive stock
   options outstanding                         149,346                 116,181              131,478                122,507
                                       ==========================================================================================


See accompanying notes.



                               LMI Aerospace, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (Amounts in thousands)
                                   (Unaudited)

                                                                For the Six Months Ended June 30
                                                                   1998                1999
                                                           -----------------------------------------

Operating activities
Net income                                                       $ 3,382              $  1,199
Adjustments to reconcile net income to

net cash provided by operating activities:
   Net cash provided by operating activities:
     Depreciation and amortization                                 1,246                 1,552
     Changes in operating assets and liabilities:
       Trade accounts receivable                                  (1,133)                 (227)
       Inventories                                                  (839)               (1,162)
       Prepaid expenses and other assets                            (103)                 (307)
       Income taxes payable                                          (92)                 (469)
       Accounts payable                                              529                  (652)
       Accrued expenses                                              807                  (379)
                                                           ------------------------------------------
Net cash from operating activities                                 3,797                  (445)

Investing activities
Additions to property, plant, and equipment, net                  (3,160)               (2,735)
Purchases of investments                                              --                  (210)
Proceeds from sale of investments, net                                --                 1,460
                                                           -----------------------------------------
Net cash from investing activities                                (3,160)               (1,485)

Financing activities
Proceeds from issuance of long-term debt                           2,073                    --
Principal payments on long-term debt                              (2,068)                  (82)
Treasury stock transactions, net                                      --                (1,151)
Payments for consummation of initial public offering                (492)                   --
Proceeds from exercise of stock options                               29                    12
                                                           -----------------------------------------
Net cash from financing activities                                  (458)               (1,221)
Activities

Net change in cash and cash equivalents                              179                (3,151)
Cash and cash equivalents, beginning of period                       244                11,945
                                                           =========================================
Cash and cash equivalents, end of period                        $    423              $  8,794
                                                           =========================================


See accompanying notes.

                               LMI Aerospace, Inc.
              Notes to Condensed Consolidated Financial Statements
         (Dollar amounts in thousands, except share and per share data))
                                   (Unaudited)
                                  June 30, 1999


1. Accounting Policies

Basis of Presentation

LMI Aerospace, Inc. (the Company) fabricates, machines, and integrates formed, close tolerance aluminum and specialty alloy components for use by the aerospace industry. The Company is a Missouri corporation with headquarters in St. Charles, Missouri. The Company maintains facilities in St. Charles, Missouri; Seattle, Washington; Tulsa, Oklahoma; Wichita, Kansas; and Irving, Texas.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the SEC.

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

This acquisition has been accounted for by the purchase method, and accordingly, the results of operations were included in the Company's Condensed Consolidated Statements of Income from the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based on their fair value at the date of the acquisition. The excess of the purchase price over the fair value of net assets acquired, totaling $1,557, was allocated to goodwill, and is being amortized over a 25-year period on a straight-line basis. Accumulated amortization of goodwill through June 30, 1999 was approximately $55.

4. Inventories

Inventories consist of the following:

                                           December 31,          June 30,
                                               1998                1999
                                      ------------------------------------------
Raw materials                                $ 3,483             $ 4,029
Work in process                                3,717               4,018
Finished goods                                 5,419               5,734
                                      ==========================================
                                            $ 12,619            $ 13,781
                                      ==========================================

5. Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

                                           December 31,            June 30,
                                                1998                 1999
                                      ------------------------------------------
Land                                       $      690             $    691
Buildings                                       8,714                8,817
Machinery and equipment                        21,660               22,335
Leasehold improvements                            950                  764
Construction in progress                        1,037                2,884
Other assets                                      875                  986
                                      ------------------------------------------
                                               33,926               36,477
Less accumulated depreciation                 (14,437)             (15,629)
                                      ==========================================
                                             $ 19,489             $ 20,848
                                      ==========================================

6. Long-Term Debt

Long-term debt consists of the following:

                                              December 31,           June 30,
                                                  1998                 1999
                                           -------------------------------------
Industrial Development Revenue Bond,
   interest payable monthly,
   at a variable rate                            $ 2,500             $ 2,500
Notes payable, principal and
   interest payable monthly, at
   fixed rates, ranging from 8.78%
   to 9.56%                                          308                 253
Capital lease obligations                             66                  39
                                           -------------------------------------
                                                   2,874               2,792
Less current installments                            142                 113
                                           =====================================
                                                 $ 2,732             $ 2,679
                                           =====================================


On March 31, 1998, the Company obtained a $15,000 unsecured line of credit with a financial institution to fund various corporate needs. Interest is payable monthly based on a quarterly cash flow leverage calculation and the LIBOR rate. This facility matures on March 30, 2000 and requires compliance with certain non-financial and financial covenants including minimum tangible net worth and EBITDA. The credit facility prohibits the payment of cash dividends on common stock without the financial institution's prior written consent. At June 30, 1999, there are no borrowings under the line of credit.

The Industrial Revenue Bond ("IRB") bears interest at a variable rate, which is based on the existing market rates for comparable outstanding tax-exempt bonds (4.2 percent and 3.8 percent at December 31, 1998 and June 30, 1999, respectively), not to exceed 12 percent. The IRB is secured by a letter of credit by a financial institution, which holds 100 percent participation in the letter of credit and has a security interest in certain equipment. The bond matures in November 2000.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following report contains forward-looking statements based on the beliefs of the Company and are subject to certain risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below as well as those factors set forth in the Company's other filings with the Securities and Exchange Commission.

Overview

LMI Aerospace, Inc. is a leader in fabricating, machining and integrating of formed close tolerance aluminum and specialty alloy components for use by the aerospace industry. The Company has been engaged in manufacturing components for a wide variety of aerospace applications. Components manufactured by the Company include leading edge wing slats, flaps and lens assemblies; cockpit window frame assemblies; fuselage skins and supports, and passenger and cargo door frames and supports. The Company maintains multi-year contracts with leading original equipment manufacturers and primary subcontractors of commercial, corporate, regional and military aircraft. Such contracts, which govern the majority of the Company's sales, designate the Company as the sole supplier of the aerospace components sold under the contracts. Customers include Boeing, Lockheed Martin, Northrop Grumman, Gulfstream, Learjet, Canadair, DeHavilland and PPG. The Company manufactures more than 15,000 parts for integration into such models as Boeing's 737, 747, 757, 767 and 777 commercial aircraft and F-15, F/A-18, C-17 military aircraft, Canadair's RJ regional aircraft, Gulfstream's G-IV and G-V corporate aircraft, and Lockheed Martin's F-16 and C-130 military aircraft.

Results of Operations

Quarter ended June 30, 1999 vs. June 30, 1998

Net Sales. Net sales for the quarter ended June 30, 1999 were $12.4 million, down from $15.7 million in 1998. Shipments remained strong on the Boeing 737 Next Generation, contributing $2.9 million in the current quarter compared to $2.8 million in 1998. The Company continues to feel the impact of reduced requirements and inventory adjustments caused by production rate reductions on the Boeing 747. Net sales on the 747 program were down $2.9 million in the quarter to $1.4 million. Also impacting the quarter was the continuation of the phase out of the Boeing 737 Classic, which resulted in a decrease of $1.2 million in the quarter to $0.3 million. Offsetting a portion of this decline was the beneficial impact of sales on Boeing's F-15, F/A-18, and C-17, a program the Company began shipping in the fourth quarter of 1998, which produced $1.2 million of net sales in the second quarter. Additionally, Precise Machine Company, acquired in August 1998, contributed $1.1 million in the quarter.

Gross Profit. The Company experienced a decline in gross profit in the second quarter of 1999, dropping to $2.6 million (20.5% of net sales) from $4.8 million (30.8% of net sales). The production rate declines at Boeing have reduced production lot quantities, thereby reducing efficiencies, and the overall decline in net sales has reduced fixed overhead coverage. Additionally, manufacturing payroll costs and fringes did not decrease commensurately with the reduction in net sales, totalling $6.3 million in the quarter, a slight reduction from $6.5 million in the second quarter of 1998, but a more significant reduction from the $6.7 million in the first quarter of 1999. This reduction is due to a 8.8% headcount reduction from the beginning of 1999.

Selling, General and Administrative Expenses. These expenses climbed in the second quarter of 1999 to $2.2 million from $1.9 million in 1998. The majority of this increase was caused by increases in payroll and fringe costs of $0.1 million and professional fees related to legal, accounting, and employment searches of $0.1 million.

Interest (Expense)/Income. Interest expense declined in the second quarter of 1999 to $0.1 million from $0.2 million in 1998 due to the extinguishment of certain outstanding debt in conjunction with the public offering of the Company's common stock in June 1998. Interest income on the unused proceeds of the public offering of the Company's common stock was $0.1 million. There was no interest income in the second quarter of 1998.

Income Taxes. During the second quarter of 1999, the Company recorded a state income tax refund from the prior year of $0.1 million. Excluding the refund, the Company record income taxes at a rate of 35% in the second quarter of 1999, compared to 37.5% in the second quarter of 1998.

Six Months Ended June 30, 1999 vs. Six Months Ended June 30, 1998

Net Sales. Net sales for the six months ended June 30, 1999 were $26.0 million, down from $32.0 million in 1998. The Company's net sales on the 737 Next Generation were $6.3 million during the first six months of 1999, a slight increase of $0.1 million over 1998. Net sales on the 747 were down $5.5 million to $3.1 million as a result of production rate cuts and inventory reductions by Boeing and its major subcontractors. Net sales on the 737 Classic dropped $2.8 million, contributing $0.8 million in the six months ended June 30, 1999 as this model is phased out of production. Shipments on a new program to produce components on Boeing's F-15, F/A-18, and C-17 aircraft increased net sales for the six months ended June 30, 1999 by $2.0 million. Precise Machine Company also added net sales for the current year of $2.3 million.

Gross Profit. Gross profit for the six months ended June 30, 1999 dropped to $5.7 million (21.8% of net sales) from $9.7 million (30.2% of net sales). The Company's decision to manage headcount levels through the production rate declines while preparing for new work, principally from Gulfstream and Lockheed Martin, caused payroll and related fringe benefit costs to remain basically flat at $13.1 million for the six months ended June 30, 1999 versus $13.0 million in 1998. As previously mentioned, headcounts have been reduced by approximately 8.8% since the beginning of 1999 and which the Company believes should have beneficial impacts on gross profit in future quarters.

Selling, General and Administrative Expenses. For the period ended June 30, 1999, selling, general and administrative expenses increased $0.4 million to $4.1 million. This increase was primarily caused by increases in payroll and related fringe benefits of $0.2 million and professional fees related to legal, accounting, and employee search fees of $0.2 million.

Interest (Expense)/Income. Interest expense was $0.1 million for the six months ended June 30, 1999, a reduction of $0.4 million. This decrease was attributable to the retirement of certain debt with a portion of the proceeds of the Company's sale of its common stock in June 1998. The unused proceeds of the Company's sale of its common stock were invested in money market accounts that generated $0.2 million of interest income in 1999. There was no interest income in 1998.

Income Taxes. Income taxes were recorded at 35% of book income excluding the recognition of a $0.1 million state income tax refund from the prior year. The effective tax rate for 1998 was 38%. Strategies undertaken by the Company have successfully reduced the income tax rate for 1999 and should continue for the balance of 1999.

Liquidity and Capital Resources

During the six months ended June 30, 1999, the Company had a net decrease in cash flow from operations as it added $1.2 million to inventory in working through the production rate cutbacks and inventory adjustments at Boeing. The Company has seen scheduled deliveries of many components produced for the 747 and 777 delayed into the fourth quarter of this year and later while reorders have been very low.

Capital expenditures totaled $2.7 million. The Company spent $1.7 million in the first six months of 1999 as it continued the expansion of both facilities in St. Charles. This project should be completed in the third quarter at an additional cost of approximately $0.9 million. In addition, the Company added two milling machines at its Precise Machine subsidiary at a cost of $0.2 million and a spot welder in St. Charles for $0.1 million. Total capital expenditures planned for the balance of the year are $1.5 million.

The Company continues to purchase its common stock purchasing over 220,000 shares at a cost of $1.1 million in 1999.

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

As of June 30, 1999, the Company had substantially completed the assessment phase of the Plan. This phase involves, among other things, identification of those IT and non-IT systems that were impacted in some way by the Year 2000 Problem, and of such systems, identifying which are principal to the Company's principal business operations. As part of this assessment, the Company reviewed its principal IT system which was installed in late 1997 as part of a previously formulated strategic growth plan and found it to have satisfied the Company's Y2K concerns. The Company also identified the other IT systems which have certain Y2K concerns and has replaced or upgraded such programs. Finally, based on internal reviews of the non-IT systems and inquiries made of the manufacturers of the non-IT systems, the Company believes that such systems do not have any material Y2K concerns.

What remains of this assessment phase is the completion of an assessment of the Tulsa facility. Based on its preliminary results, the Y2K concerns at the Tulsa facility (which supplies services to the other divisions of the Company and operates with a backlog of less than 30 days) should be limited and immaterial to the Company.

Updating and replacing critical IT systems and components, other than its system in Tulsa, was substantially completed by the end of 1997, as a result of an upgrade to the Company's IT systems which had been planned and scheduled prior to the Company's review of the Year 2000 Problem. One noncritical IT system remains to be updated at June 30, 1999. The Company has the upgrade and will install it in the third quarter.

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

However, the Company has had limited discussions with its utility providers (e.g., electricity, gas, telecommunications) regarding Y2K concerns. As part of the Plan, however, the Company will continue to monitor Y2K disclosures by, and make certain inquiries of, key providers and agencies to the businesses that rely on them and will generally strive for Y2K preparedness against industry-wide and geographic Y2K systemic risks comparable to that maintained by similarly situated organizations exercising appropriate due care.

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

                                     PART II

                                OTHER INFORMATION

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             The Annual Meeting of Shareholders was held on May 13, 1999.

             At the Meeting, the shareholders voted for the election of both persons nominated by management to be Class I Directors. The votes for these nominated Directors were as follows:

             Name                        Votes For             Votes Withheld
             ----                        ---------             --------------
             Sanford S. Neuman           8,011,325                 11,800
             Duane E. Hahn               8,011,325                 11,800

             At the Meeting, the shareholders also voted for the ratification of the selection of Ernst & Young LLP to serve as the Company's independent auditor. The votes for such ratification were as follows:

                                         Votes For              Votes Withheld
                                         ---------              --------------
                                         8,007,625                  15,500


Item 6.     EXHIBITS AND REPORTS ON FORM 8-K.

    (a)     See Exhibit Index.

    (b) No current reports on Form 8-K have been filed by the Company during the quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   LMI AEROSPACE, INC.



Date:  August 16, 1999             By:  /s/ Lawrence E. Dickinson
                                       -----------------------------------------
                                       Lawrence E. Dickinson
                                       Chief Financial Officer and Secretary

                                  EXHIBIT INDEX

   Exhibit Number        Description
   --------------        -----------

        27             Financial Data Schedule