Form 10-Q
period 1999-09-30
LMI AEROSPACE INC
filed 1999-11-15
CIK 1059562

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarterly period ended September 30, 1999.

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

          Yes  X      No
              ---        ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Number of Shares outstanding
Title of class of Common Stock                      as of September 30, 1999
------------------------------                    ----------------------------

Common Stock, par value $.02 per share                      8,125,761

                               LMI AEROSPACE, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                FOR THE FISCAL QUARTER ENDING SEPTEMBER 30, 1999

                          PART I. FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS (UNAUDITED)

         Condensed Consolidated Balance Sheets as of December 31, 1998 and September 30, 1999

         Condensed Consolidated Statements of Operations for the three months and the nine months ending September 30, 1998 and 1999

         Condensed Consolidated Statements of Cash Flows for the nine months ending September 30, 1998 and 1999

         Notes to Unaudited Condensed Consolidated
         Financial Statements


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


                           PART II. OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURE PAGE


EXHIBIT INDEX

                               LMI Aerospace, Inc.
                      Condensed Consolidated Balance Sheets
             (Amounts in thousands, except share and per share data)



                                                December 31,       September 30,
                                                    1998                1999
                                                                    (unaudited)
                                               ---------------------------------
Assets
Current assets:
   Cash and cash equivalents                      $ 11,945            $  7,991
   Investments                                       1,250                  --
   Trade accounts receivable                         7,535               7,579
   Inventories                                      12,619              13,591
   Prepaid expenses                                    279                 321
   Other current assets                                256                 564
   Deferred income taxes                               876                 876
                                               ---------------------------------
Total current assets                                34,760              30,922

Property, plant, and equipment, net                 19,489              21,395
Other assets                                         1,934               1,992
                                               ---------------------------------
                                                  $ 56,183            $ 54,309
                                               =================================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                               $  3,768            $  3,671
   Accrued expenses                                  2,437               1,782
   Income taxes payable                                442                  --
   Current installments of long-term debt              142                 106
                                               ---------------------------------
Total current liabilities                            6,789               5,559

Long-term debt, less current installments            2,732               2,655
Deferred income taxes                                1,371               1,371
                                               ---------------------------------
Total noncurrent liabilities                         4,103               4,026

Stockholder's equity:
   Common stock of $.02 par value;
     authorized 28,000,000 shares;
     issued 8,734,422 at December 31, 1998
     and at September 30, 1999                         175                 175
   Additional paid-in capital                       26,164              26,120
   Treasury Stock, at cost, 384,000 and
     608,661 shares in 1998 and 1999                (2,628)             (3,738)
   Retained earnings                                21,580              22,167
                                               ---------------------------------
Total stockholder' equity                           45,291              44,724
                                               =================================
                                                  $ 56,183            $ 54,309
                                               =================================

See accompanying notes.

                               LMI Aerospace, Inc.
                 Condensed Consolidated Statements of Operations
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                  For the Three Months       For the Nine Months
                                  Ended September 30         Ended September 30
                                    1998        1999          1998        1999
                                ------------------------------------------------

Net sales                        $ 15,165    $ 12,382     $ 47,158      $38,362
Cost of sales                      10,454      11,345       32,798       31,670
                                ------------------------------------------------
Gross profit                        4,711       1,037       14,360        6,692

Selling, general, and
 administrative expenses            2,267       2,031        6,000        6,155
                                ------------------------------------------------
Income/(loss) from operations       2,444        (994)       8,360          537

Interest (expense)/income              84          54         (379)         203
                                ------------------------------------------------

Income/(loss) before income
taxes                               2,528        (940)       7,981          740
Provision for income taxes            850        (329)       2,921          152
                                ================================================
Net income/(loss)                $  1,678      $ (611)    $  5,060     $    588
                                ================================================

Net income/ (loss) per common
   share                           $  .19      $ (.08)       $ .74        $ .07
                                ================================================

Net income/(loss) per common
   share - assuming dilution       $  .19      $ (.08)       $ .72        $ .07
                                ================================================

Weighted average common
   shares outstanding           8,675,074   8,128,803    6,870,833    8,226,799
                                ================================================
Weighted average dilutive
   stock options outstanding      167,209     102,814      147,205      117,475
                                ================================================


See accompanying notes.

                               LMI Aerospace, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (Amounts in thousands)
                                   (Unaudited)

                                                      For the Nine Months
                                                      Ended September 30
                                                    1998              1999
                                               ------------------------------
Operating activities
Net income                                         $ 5,060           $  588
Adjustments to reconcile net income to
  net cash provided by operating activities:
   Net cash provided by operating activities:
     Depreciation and amortization                   1,915            2,422
     Changes in operating assets
       and liabilities:
       Trade accounts receivable                   (1,635)              (44)
       Inventories                                 (1,617)             (972)
       Prepaid expenses and other assets              (98)             (688)
       Income taxes payable                          (141)             (442)
       Accounts payable                               (23)              (97)
       Accrued expenses                             1,728              (655)
                                               ------------------------------
Net cash from operating activities                  5,189               112

Investing activities
Additions to property, plant, and
  equipment, net                                   (3,991)           (4,048)
Purchases of investments                               --              (210)
Proceeds from sale of investments, net                 --             1,460
Acquisition of company, net of
  cash acquired                                    (2,791)               --
                                               ------------------------------
Net cash from investing activities                 (6,782)           (2,798)

Financing activities
Proceeds from issuance of long-term debt            2,073                --
Principal payments on long-term debt               (9,247)             (113)
Treasury stock transactions, net                       --            (1,167)
Proceeds from subscriptions receivable                600
Proceeds from issuance
  of common stock, net                             25,537                --
Proceeds from exercise of stock options                29                12
                                               ------------------------------
Net cash from financing activities                 16,922            (1,268)

Net change in cash and cash equivalents            15,399            (3,954)
Cash and cash equivalents,
  beginning of period                                 244            11,945
                                               ==============================
Cash and cash equivalents,
  end of period                                  $ 15,643          $  7,991
                                               ==============================

See accompanying notes.

                               LMI Aerospace, Inc.
              Notes to Condensed Consolidated Financial Statements
         (Dollar amounts in thousands, except share and per share data))
                                   (Unaudited)
                               September 30, 1999

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the SEC.

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

This acquisition has been accounted for by the purchase method, and accordingly, the results of operations were included in the Company's Condensed Consolidated Statements of Income from the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based on their fair value at the date of the acquisition. The excess of the purchase price over the fair value of net assets acquired, totaling $1,461, was allocated to goodwill, and is being amortized over a 25-year period on a straight-line basis. Accumulated amortization of goodwill through September 30, 1999 was approximately $67.

4. Inventories

Inventories consist of the following:

                                         December 31,        September 30,
                                             1998                 1999
                                     ------------------------------------------
Raw materials                               $ 3,483              $4,236
Work in process                               3,717               4,081
Finished goods                                5,419               5,274
                                     ==========================================
                                           $ 12,619            $ 13,591
                                     ==========================================

5. Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

                                          December 31,        September 30,
                                              1998                 1999
                                      ------------------------------------------
Land                                       $      690              $   705
Buildings                                       8,714               11,683
Machinery and equipment                        21,660               23,092
Leasehold improvements                            950                  768
Construction in progress                        1,037                  200
Other assets                                      875                1,051
                                      ------------------------------------------
                                               33,926               37,499
Less accumulated depreciation                 (14,437)             (16,104)
                                      ==========================================
                                             $ 19,489             $ 21,395
                                      ==========================================

6. Long-Term Debt

Long-term debt consists of the following:

                                           December 31,        September 30,
                                               1998                 1999
                                        ----------------------------------------
Industrial Development Revenue
   Bond, interest payable monthly,
   at a variable rate                         $ 2,500             $ 2,500
Notes payable, principal and
   interest payable monthly, at
   fixed rates, ranging from
   8.78% to 9.56%
                                                  308                 234
Capital lease obligations                          66                  27
                                        ----------------------------------------
                                                2,874               2,761
Less current installments                         142                 106
                                        ========================================
                                              $ 2,732             $ 2,655
                                        ========================================

On March 31, 1998, the Company obtained a $15,000 unsecured line of credit with a financial institution to fund various corporate needs. Interest is payable monthly based on a quarterly cash flow leverage calculation and the LIBOR rate. This facility matures on October 31, 2000 and requires compliance with certain non-financial and financial covenants including minimum tangible net worth and EBITDA. The credit facility prohibits the payment of cash dividends on common stock without the financial institution's prior written consent. At September 30, 1999, there are no borrowings under the line of credit.

The Industrial Revenue Bond ("IRB") bears interest at a variable rate, which is based on the existing market rates for comparable outstanding tax-exempt bonds (4.2 percent and 3.8 percent at December 31, 1998 and September 30, 1999, respectively), not to exceed 12 percent. The IRB is secured by a letter of credit by a financial institution, which holds 100 percent participation in the letter of credit and has a security interest in certain equipment. The bond matures in November 2000.

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

Overview

LMI Aerospace, Inc. is a leader in the fabricating, machining and integrating of formed close tolerance aluminum and specialty alloy components for use by the aerospace industry. The Company has been engaged in manufacturing components for a wide variety of aerospace applications. Components manufactured by the Company include leading edge wing slats, flaps and lens assemblies; cockpit window frame assemblies; fuselage skins and supports, and passenger and cargo door frames and supports. The Company maintains multi-year contracts with leading original equipment manufacturers and primary subcontractors of commercial, corporate, regional and military aircraft. Such contracts, which govern the majority of the Company's sales, designate the Company as the sole supplier of the aerospace components sold under the contracts. Customers include Boeing, Lockheed Martin, Northrop Grumman, Gulfstream, Learjet, Canadair, DeHavilland and PPG. The Company manufactures more than 15,000 parts for integration into such models as Boeing's 737, 747, 757, 767 and 777 commercial aircraft and F-15, F/A-18, C-17 military aircraft, Canadair's RJ regional aircraft, Gulfstream's G-IV and G-V corporate aircraft, and Lockheed Martin's F-16 and C-130 military aircraft.

Results of Operations

Quarter ended September 30, 1999 vs. September 30, 1998

Net Sales. Net sales for the quarter ended September 30, 1999 were $12.4 million, down from $15.2 million in 1998. Net sales on the 737 Next Generation aircraft increased during the third quarter of 1999 to $3.5 million from $3.0 million in 1998. The reductions in production and inventory adjustments at the Company's largest customer, Boeing, continue to have negative impacts on deliveries of components for the 747, dropping to $1.2 million in 1999 from $3.6 million in 1998. The phase out of the 737 Classic from Boeing's product line contributed to a reduction in net sales on that model of $0.7 million, dropping to $0.3 million from $1.0 million. New contracts on the Gulfstream G-IV and G-V aircraft increased the Company's participation on these models, with net sales rising to $1.7 million in 1999 from $1.0 million in 1998. Net sales on Boeing's military aircraft (principally the F-15, F/A 18, and C-17) increased $0.9 million during the quarter to $1.0 million due to a program the Company won late in 1998. During the third quarter of 1999, Boeing announced the potential shut down of their F-15 production line and notified the Company to halt shipments on certain outstanding orders. In light of this, net sales related to this aircraft dropped to $0.1 million in the quarter from approximately $0.5 million in both the first and second quarters of 1999. The future of the F-15 is uncertain, but will likely provide little future benefit to the Company.

Gross Profit. The Company's gross profit fell to $1.0 million (8.4% of net sales) for the quarter from $4.7 million (31.1% of net sales) in 1998. During the quarter, gross profit was negatively impacted by the decline in net sales, resulting in a reduced ability to cover the Company's fixed costs. The Company encountered changes in the manufacturing process of components produced for the 737 NG which were required to be reworked at an additional cost of $0.3 million, thereby reducing gross profit for the quarter. Also, the Company recorded a one time charge of $0.2 million (1.6% of net sales) to establish a reserve for components and CNC programming on the F-15

Selling, General, and Administrative Expenses. These expenses were $2.0 million in 1999 compared to $2.3 million in 1998, reflecting a decrease in payroll expense in the quarter.

Income Taxes. Income tax expense (benefit) is recorded at an effective tax rate of 35% in the third quarter of 1999. During the third quarter of 1998, the Company used an effective rate of 37.5%, net of the recognition of $0.1 million in state income tax credits.

Nine Months Ended September 30, 1999 vs. September 30, 1998

Net Sales. Net sales for the first nine months of 1999 totaled $38.4 million, down from $47.2 million in 1998, a reduction of 18.7%. Net sales on all Boeing commercial aircraft dropped by $13.3 million during the first nine months of 1999 due to the production rate declines and inventory adjustments at Boeing. The most precipitous drop has occurred on the 747 model, where the Company has experienced net sales drop to $4.3 million in 1999 from $9.2 million in 1998. Additionally, the Company's net sales on the 737 Classic aircraft reduced to $1.2 million in 1999 from $4.7 million in 1998 as this model is phased out of production by Boeing. The reductions in net sales on these models have been partially offset by continued strong shipments on the 737 NG, which contributed $9.8 million during 1999 compared to $9.2 million in 1998, and by growth in business with Gulfstream and Boeing's military unit. Net sales on Gulfstream aircraft totaled $3.9 million in 1999, up from $1.8 million in 1998. Net sales on Boeing's military aircraft were $3.3 million during 1999, up from $0.2 million in 1998.

Gross Profit. The Company's gross profit fell to $6.7 million (17.4% of net sales) in 1999 from $14.4 million (30.5% of net sales) in 1998. Reductions in net sales have provided less coverage of fixed costs during 1999. The previously mentioned third quarter charges of $0.3 million for manufacturing process changes and $0.2 million for the pending shutdown of Boeing's F-15 production line had adverse effects on gross profit in 1999. Employee counts have fallen 16.6% since the beginning of 1999, however the financial benefit has yet to be fully recognized as much of the reduction occurred during the third quarter.

Selling, General, and Administrative Expenses. Total selling, general and administrative expenses rose to $6.2 million in 1999 from $6.0 million in 1998. The majority of this rise was caused by an increase in professional fees.

Income Taxes. The Company provision for income taxes is calculated using a 35% rate. During 1999, the Company also recognized a benefit of $0.1 million due to a refund generated by a change in filing status in a certain state.

Liquidity and Capital Resources

During the nine months ended September 30, 1999, the Company had cash flow from operations of $0.1 million. The growth in inventories the Company has experienced in 1999 totaled $1.0 million, however, the third quarter reflects a $0.2 million reduction from the peak levels of the second quarter.

Capital expenditures for 1999 have totaled $4.0 million. Expansions of the St. Charles facilities, which began in 1998 were substantially complete during the third quarter and required a total investment of $3.6 million. During the third quarter, the Company purchased and placed in service a riveting and drilling machine at a total cost of $.01 million to support a new contract for assembling sections of the Boeing 767 for Northrop Grumman. The Company does not expect capital expenditures in the fourth quarter to be substantial.

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

As of September 30, 1999, the Company had substantially completed the assessment phase of the Plan. This phase involves, among other things, identification of those IT and non-IT systems that were impacted in some way by the Year 2000 Problem, and of such systems, identifying which are principal to the Company's principal business operations. As part of this assessment, the Company reviewed its principal IT system which was installed in late 1997 as part of a previously formulated strategic growth plan and found it to have satisfied the Company's Y2K concerns. The Company also identified the other IT systems which have certain Y2K concerns and has replaced or upgraded such programs. Based on internal reviews of the non-IT systems and inquiries made of the manufacturers of the non-IT systems, the Company believes that such systems do not have any material Y2K concerns. The assessment of our Tulsa facility (which supplies services to the other divisions of the Company and operates with a backlog of less than 30 days) has been completed and final testing of software interfaces will be completed by November 30, 1999.

Updating and replacing critical IT systems and components was substantially completed by the end of 1997, as a result of an upgrade to the Company's IT systems which had been planned and scheduled prior to the Company's review of the Year 2000 Problem. One noncritical IT system remains to be updated at September 30, 1999. The Company has the upgrade and will install it in November 1999.

Monitoring of Y2K concerns generally, is on-going and the Company anticipates it will continue throughout 1999. Weekly reviews are being held to discuss completion of all open actions. All action plans will be completed by November 30, 1999.

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

                                     PART II

                                OTHER INFORMATION


Item 6.     EXHIBITS AND REPORTS ON FORM 8-K.

    (a)     See Exhibit Index.

    (b) No current reports on Form 8-K have been filed by the Company during the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LMI AEROSPACE, INC.


Date:  November 15, 1999            By: /s/ Lawrence E. Dickinson
                                        ----------------------------------------
                                        Lawrence E. Dickinson
                                        Chief Financial Officer and Secretary
                                        (duly authorized and principal financial
                                        officer)

                                  EXHIBIT INDEX

   Exhibit Number        Description
   --------------        -----------

        27             Financial Data Schedule