Form 10-K
period 1999-12-31
LMI AEROSPACE INC
filed 2000-03-30
CIK 1059562

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the fiscal year ended December 31, 1999.

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the transition period from _________ to __________.

         Commission file number     0-24293
                                  -----------


                               LMI Aerospace, Inc.
        ---------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         Missouri                                       43-1309065
---------------------------                          -------------------
(State or Other Jurisdiction of                        (IRS Employer
Incorporation or Organization)                         Identification No.)

3600 Mueller Road, St. Charles, Missouri                  63302-0900
--------------------------------------------         -------------------
(Address of Principal Executive Officer)                  (ZIP Code)

                                 (636) 946-6525
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area code)

         Securities to be registered pursuant to Section 12(b) of the Act:

            None
        ------------

         Securities to be registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.02 par value
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.   YES   X    NO
                            -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant (computed by reference to the closing price of such voting stock on the NASDAQ National Market on March 24, 2000 of $2.75) was approximately $8,181,327.

There were 8,208,247 total shares of common stock outstanding as of March 24, 2000.

                       Documents Incorporated by Reference

1)       The following document is incorporated into this Report by reference:

         Part III: Portions of the definitive proxy statement of the Registrant (to be filed pursuant to Regulation 14(A) for Registrant's 2000 Annual Meeting of Shareholders, which involves the election of directors), are incorporated by reference into Items 10, 11, 12 and 13 to the extent stated in such items.

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

                                TABLE OF CONTENTS


Item No.                                                                  Page
--------                                                                  ----
                                     PART I

1        Business                                                            1

2        Properties                                                          9

3        Legal Proceedings                                                  10

4        Submission of Matters to a Vote of Security Holders                10

4(a)     Executive Officers of the Registrant                               10

                                     PART II

5        Market for Registrant's Common Equity and Related
         Stockholder Matters                                                12

6        Selected Financial Data                                            14

7        Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          15

7(a)     Quantitative and Qualitative Disclosures about Market Risk         18

8        Financial Statements and Supplementary Data                        18

9        Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           32


                                    PART III

10       Directors and Executive Officers of Registrant                     32

11       Executive Compensation                                             33

12       Security Ownership of Certain Beneficial Owners and
         Management                                                         33

13       Certain Relationships and Related Transactions                     33


                                     PART IV

14       Exhibits, Financial Statement Schedules and Reports
         on Form 8-K                                                        33

                                     PART I

Item 1.  Business.

General Overview

LMI Aerospace, Inc. (the "Company") is a leader in fabricating, machining, finishing and integrating formed, close tolerance aluminum and specialty alloy components for use by the aerospace industry. For over 50 years, the Company has been engaged in manufacturing components for a wide variety of aerospace applications. Components manufactured by the Company include leading edge wing slats, flaps and lens assemblies; cockpit window frame assemblies; fuselage skins and supports; and passenger and cargo door frames and supports. The Company maintains multi-year contracts with leading original equipment manufacturers ("OEMs") and primary subcontractors ("Primes") of commercial, corporate, regional and military aircraft. Such contracts, which govern the majority of the Company's sales, designate the Company as the sole supplier of the aerospace components sold under the contracts. Customers include Boeing, Lockheed Martin, Northrop Grumman, Gulfstream, Learjet, Canadair, DeHavilland and PPG. The Company manufactures more than 15,000 parts for integration into such models as Boeing's 737, 747, 757, 767 and 777 commercial aircraft, Gulfstream's G-IV and G-V corporate aircraft, Canadair's RJ regional aircraft, and Lockheed Martin's F-16, F-22 and C-130 and Boeing F-15, F-18 and C-17 military aircraft.

In addition to supplying quality components, the Company provides its customers with value-added services, including engineered tool design, production and repair; heat treating; chemical milling; assembly; and metal finishing processes, such as polishing and painting. The Company believes that such value-added services provide significant benefits to its customers including:
(i) reduced administrative costs resulting from the Company's ability to serve as a single point of purchase for a wide array of required products and services, (ii) faster, more efficient production rates, and (iii) greater consistency in meeting scheduled delivery dates. As a result, the Company believes that its value-added services are an increasingly important factor in the selection of the Company to provide aerospace components.

LMI Aerospace, Inc. is a Missouri corporation with headquarters at 3600 Mueller Road, St. Charles, Missouri. The Company maintains facilities in St. Charles, Missouri; Auburn, Washington; Tulsa, Oklahoma; Wichita, Kansas and Irving, Texas.

Customer Concentration

The Company manufactures and supplies over 15,000 parts to leading OEMs and Primes of commercial, corporate, regional and military aircraft, primarily under multi-year contracts. Such contracts designate the Company as the sole supplier of the aerospace components sold under the contracts. Customers include the following leading OEMs and Primes:

Commercial                  Platforms
----------                  ---------
Boeing                      737 Classic, 737 Next Generation ("737NG"), 707,
                            727, 747, 757, 767 and 777
Northrop Grumman            747, 757 and 767
PPG                         737NG, 747, 767, 777 and MD-80
National Machine            737NG
Canadair                    767
Hexcel                      737NG

Corporate and Regional      Platforms
----------------------      ---------
Gulfstream                  G-IV and G-V
Canadair                    Regional Jet and Challenger 604
Learjet                     Models 31, 45 and 60
DeHavilland                 CL415 and Dash-8
Boeing                      737 Business Jet
Nordam                      Citation V, VII, VIII, Ultra, Bravo and Excel,
                            Lear 60, and Beech 400A
PPG                         Citation III, VII, X and Excel
Northrop Grumman            G-IV and G-V
Raytheon                    Horizon

Military                    Platforms
--------                    ---------
Lockheed Martin             F-16 and C-130
Boeing                      AWACS, F-15, F-18 and C-17

The Company has a  long-standing  relationship  with Boeing,  which has steadily grown to include several Boeing business units, including Boeing Commercial Airplane Group, Boeing North American, Boeing Military and Boeing Helicopter. During 1997, 1998 and 1999, direct sales to Boeing business units accounted for a total of approximately 59%, 62% and 54% of the Company's sales, respectively. According to industry sources, Boeing holds approximately a 50% share of the worldwide commercial aircraft market. Each of Boeing's business units operate to a significant degree as autonomous manufacturers, and as such, the Company has entered into one or more multi-year contractual relationships with many of the Boeing business units with which it does business. In general, these agreements provide for: (i) payment on a net 30 day basis; (ii) termination for convenience upon 30 days notice; (iii) reasonable manufacturing lead time for delivery of components; (iv) limitations on and specifications for the scope of work to be performed; and (v) pricing of components by quotes. The Company is currently re-negotiating its contracts with various Boeing commercial divisions into a consolidated contract. Such contract is an attempt by Boeing to reduce redundancy and provide one set of terms and conditions in exchange for specific price reductions. The Company expects this new contract to be finalized in the second quarter of 2000. In addition, these contracts are typically "requirements" contracts under which the purchaser commits to purchase all of its requirements of a particular component from the Company. Specific orders are placed with the Company on a periodic basis. The Company believes that its relationship with Boeing extends beyond the expressed language of the multi-year contracts. Such belief is based on, among other things, discussions with Boeing personnel, the longevity and growth of the relationship, and the Company's experience with Boeing during occasional periods without an effective contract.

Products

The Company is a leading fabricator, finisher and integrator of formed, close tolerance aluminum and specialty alloy components for use by the aerospace industry. For approximately 50 years the Company has been engaged in manufacturing components for a wide variety of aerospace applications. All components are fabricated from designs prepared and furnished by its customers. The following table describes some of the Company's principal products (consisting of manufactured components and assemblies) and the models into which they are integrated:

Product                                  Models
-------                                  ------

Wing leading edge skins,           737 NG, Beech Horizon
flapskins

Detail interior components         Boeing 737 Classic,  737 NG, 707,  727,  747,
                                   757, 767, 777 and C-130

Wing panels and floorbeams         747

Door assembly structural           737 Classic, 737 NG,  747 and 757, Challenger
details                            604,  Regional Jet, F-16 and C-130

Thrust reversers and engine        G-IV, CL415, 737 Classic and 777
nacelles/cowlings

Cockpit window frames and          737NG, 747, 767, 777,  Citation III, VII  and
landing light lens assembly        Excel, DC-8 and 9, MD-80, KC-10 and F-16

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

Backlog

The Company's backlog is displayed in the following table:

                               As of December 31,
                                  (in millions)

                                              1997         1998          1999
                                              ----         ----          ----

Total                                        $48.9        $52.8         $45.5

Portion deliverable within 12 months          40.5         35.6          37.2

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

Furthermore, through the use of lean manufacturing techniques, the Company seeks to eliminate waste generated in the movement of people, in the use of materials and products, in lengthy set-ups, in production breaks and by misused space. The Company's lean manufacturing methods include: (i) one piece work flow as opposed to batch processing, (ii) pull versus push production control and scheduling systems, and (iii) disciplined housekeeping and organization techniques. The Company believes that its training and motivation programs, combined with extensive use of lean manufacturing techniques, have greatly increased the Company's efficiency, manufacturing capacity and profitability.

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

Cutting and Punching. Various cutting and punching processes, such as CNC turret punch, CNC laser cutting, CNC and conventional milling, are used for cutting out the shapes of flat pattern parts. Cutting, trimming and drilling functions such as CNC and conventional milling, five axis CNC routing and other machine and hand routing methods are used to complete formed components by trimming excess material, cutting and drilling holes. CNC processes utilize computer programs generated by Company employees from CAD models provided by the customer, which direct the cutting, punching and/or drilling pattern of the machine. Other trimming processes use dies, templates or fixtures as the guide for trimming and/or drilling.

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

CMM Inspection and Engineering. The computer controlled coordinate measuring machine ("CMM") uses a computer driven touch probe to measure the accuracy of angles, contours and other features on a tool or component relative to customer defined models or coordinates permitting the Company to accurately inspect close tolerance components. The CMM also is used to reverse engineer a CAD model from an existing part.

Chemical Milling. Chemical milling is used to reduce the amount of material in specific places on a component in order to reduce weight within the aircraft and to facilitate the mating of components. The working piece is first coated (dipped or sprayed) with a maskant, which dries to a rubber-like finish sealing the component. The Company uses a water based maskant which is much safer for both employees and the environment than the traditional solvent based maskant. After masking, the portion of the part to be reduced is scribed out by tracing a template. These areas are then de-masked, and the part is dipped into the chemical milling tank, containing an alkaline solution, for a prescribed period of time. The solution then removes the metal in the exposed areas.

Metal Finishing, Polishing and Painting. Through its Tulsa facility the Company provides anodizing, alodining, polishing and non-destructive testing. Alodine and chromic acid anodizing processes are performed prior to paint or polish to help control rust, corrosion and part deterioration. Penetrant inspection is a non-destructive inspection method during which components are dipped into a dye solution which penetrates any small defects on the surface of the part and makes them visible under ultra violet light.

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

Consistent with the Company's commitment to maintaining environmental and employee safety, the Tulsa facility has a state-of-the-art air circulation and filter system as well as its own waste water treatment equipment. Waste water from both the anodizing, alodining and chemical milling processes pass through the treatment equipment and all metals and toxic materials are removed, making the water safe for disposal through the normal sewer system. The metals are condensed into filter cakes which are then disposed of through certified hazardous waste disposal vendors.

Assembly. The Company completes small and medium sized assemblies, incorporating its manufactured parts and those produced by other vendors. In the assembly process the Company uses riveting, bolting, resistance and fusion welding, and bonding. Customer supplied and Company manufactured jigs and fixtures are used to ensure the proper alignment of edges and holes. The Company's new information system and the expansion of its purchasing department further increase its ability to acquire and track parts and hardware details from multiple vendors to integrate with its own components into assemblies.

Supplies and Procurement Practices

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

A recent strategy adopted by the Boeing Commercial divisions, requires that Boeing subcontractors purchase aluminum sheet, aluminum extrusion and titanium sheet from TMX Aerospace (Boeing designated raw material service provider). This supply chain approach is intended to control raw material pricing and assure adequate levels of inventory for both Boeing and its supply base. Essentially, Boeing and its suppliers work in tandem to establish projected material requirements for given work statements. These material requirements are then consolidated across the supplier base. TMX placed orders with the mills according to projected needs and performs inventory and administration functions related to control of this inventory on Boeing's behalf.

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

In March 1998, the Company became certified as compliant with Boeing's new D1-9000 (Rev. A) quality assurance standard. During April 1998, the Company distributed all revised procedures and integrated such new procedures with its on-going employee training program and lean manufacturing techniques to assist employees in becoming familiar with the new procedures. The Company has expanded its existing internal audit program to ensure on-going compliance. In addition, the Company intends to supplement its quality assurance and control program in 2000 with ISO 9002 certification of all of its facilities.

Sales and Marketing

The Company's sales and marketing organization consists of five program managers and two independent sales representatives. The Company's sales personnel are devoted to maintaining and expanding customer relationships through continual education of existing and potential customers with respect to the Company's capabilities. Specifically, the Company is focused on expanding its presence in the fabrication of aftermarket spare parts and components for use in new corporate, regional and military aircraft. As a result, sales personnel have focused their efforts on diversifying the Company's product mix to include aerospace programs unrelated to new commercial aircraft production.

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

Competition

Components for new aircraft and replacement components for existing aircraft are provided by a large fragmented group of companies, including certain business units of or affiliates of the Company's customers. The Company believes that participants in the aerospace components industry compete primarily with respect to reliability of delivery, price and quality. Certain of the Company's competitors, including business units affiliated with the Company's customers, have substantially greater financial, production and other resources than the Company.

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

In addition, the Company may become liable for the costs of removal or remediation of certain hazardous substances released on or in its facilities without regard to whether or not the Company knew of, or caused, the release of such substances. The Company believes that it currently is in material compliance with applicable laws and regulations and is not aware of any material environmental violations at any of its current or former facilities. There can be no assurance, however, that its prior activities did not create a material environmental situation for which the Company could be responsible for or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulation, or an increase in the amount of hazardous substances generated or used by the Company's operations) will not result in any material environmental liability to the Company or result in a material adverse effect to the Company's financial condition or results of operations.

Employees

As of December 31, 1999, the Company had 638 permanent employees, of whom eleven were engaged in executive positions, 117 were engaged in administrative positions and 510 were in manufacturing operations. None of the Company's employees is subject to a collective bargaining agreement, and the Company has not experienced any material business interruption as a result of labor disputes since it was formed. The Company believes that it has an excellent relationship with its employees.

The Company strives to continuously train and educate its employees, thereby enhancing the skill and flexibility of its work force. Through the use of internally developed programs, which include formal classroom and on-the-job, hands-on training, and independently developed programs, the Company seeks to attract, develop and retain the personnel necessary to achieve the Company's growth and profitability objectives.

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

Item 2.  Properties.

Facilities

The following table provides certain information with respect to the Company's headquarters and manufacturing centers:

                                                           Square
   Location                     Principal Use             Footage      Interest
   --------                     -------------             -------      --------

3600 Mueller Road          Executive and Administrative    62,585      Owned
St. Charles, MO            Offices and Manufacturing
                           Center

3030-3050 N. Hwy 94        Manufacturing Center and        92,736      Owned
St. Charles, MO            Storage

3000-3010 N. Hwy 94        Assembly and Storage            30,074      Leased(1)
St. Charles, MO

101 Western Ave. So.       Manufacturing Center            79,120      Leased(2)
Auburn, WA

2629-2635 Esthner Ct.      Manufacturing Center            31,000      Owned
Wichita, KS

2621 W. Esthner Ct.        Administrative Offices and      39,883      Leased(3)
Wichita, KS                Storage

2104 N. 170th St. E. Ave.  Finishing Facility              75,000      Owned
Tulsa, OK

2205 and 2215 River Hill   Machining Facility               8,400      Leased(4)
Road, Irving, TX

3081 Elm Point             Storage facility                18,812      Leased(5)
St. Charles, MO

(1) Subject to a yearly rental amount of $120,266 expiring on February 28, 2004.

(2) Subject to graduated yearly payments of $353,640 to $418,800 during the life of the lease. The lease expires in 2005, but the Company retains the option to extend the lease until June 30, 2008 at the monthly rate of $39,090.

(3) Subject to graduated yearly payments of $134,196 to $148,620 during the life of the lease. The lease expires in 2009, but the Company retains an option to extend the lease term for an additional 5 years.

(4) Subject to a yearly rental amount of $45,000 expiring on August 24, 2000. The Company retains two options to extend the lease term for an additional 5 years each.

(5) Month to month lease of $6,174 subject to a 90-day cancellation notice.

Item 3.  Legal Proceedings.

The Company is not a party to any legal proceedings, other than routine claims and lawsuits arising in the ordinary course of its business. The Company does not believe that such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on the Company's business.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 4(a).  Executive Officers of the Registrant.(1)

The following is a list of the current executive officers of the Company, their ages, their positions with the Company, and their principal occupations for at least the past five years.

Name                        Age        Position
----                        ---        --------

Ronald S. Saks               56        Chief Executive Officer, President and
                                       Director

Lawrence J. LeGrand          49        Executive Vice President, Finance and
                                       Acquisitions

Tom D. Baker                 54        Chief Operating Officer

Duane E. Hahn                47        Vice President of Operations

Lawrence E. Dickinson        40        Chief Financial Officer and Secretary

Michael J. Biffignani        44        Chief Information Officer

Phillip Lajeunesse           46        General Manager, Wichita Plant

Robert Grah                  45        General Manager, Tulsa Plant

Bradley Nelson               40        General Manager, Auburn Plant

Charles Somerville           47        General Manager, Precise Machine

Ronald Thompson              57        General Manager, St. Charles Plant

---------------

(1) This information is included in Part I as a separate item in accordance with Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G to Form 10-K.

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

Lawrence J. LeGrand became Chief Operating Officer and a director of the Company in April 1998. In 1999, he was promoted to Executive Vice President, Finance and Acquisitions. His previous 24 years were spent with KPMG Peat Marwick, LLP, where he became a partner in 1980. Mr. LeGrand is a Certified Public Accountant and has extensive experience in mergers and acquisitions where he has represented both publicly held and privately owned buyers and sellers. Mr. LeGrand graduated with a Bachelor's degree in Commerce and Finance from St. Louis University in 1973 and presently serves as the Vice Chairman of the Board of Trustees of St. Louis University. During 1998, Mr. LeGrand was appointed to the Board of Directors of LaBarge, Inc.

Tom Baker joined the Company in 2000 as the Chief Operating Officer. From 1986 to 1994, he was employed by the Allied Automotive Group and served as the Executive Vice President of North American Operations from 1994 to 1999. Prior employment included serving as the Vice President of Operations for Auto Convoy during 1984 and 1985; Terminal Manager for Associated Transports 1975 to 1983; Safety and Training Supervisor for Jack Cooper Transport Company from 1973 to 1975; and as a State Trooper for the Missouri State Highway Patrol from 1966 to 1973. Mr. Baker's advanced education includes study at the University of Missouri Warrensburg, executive education programs at the University of Georgia, and advanced management studies with Aubrey Daniels and Associates.

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

Michael Biffignani joined the Company in 1999 as the Chief Information Officer. Prior to joining LMI, he was with the Boeing Company for two years and McDonnell Douglas for fourteen years serving as a Director of Information Technology and as a Business Operations Manager. Mr. Biffignani completed the McDonnell Douglas Executive Development Program in 1996. Prior to joining McDonnell Douglas, he was a Materials Manager and Electrical Engineer for the Sony Corporation. He received his Bachelor's degree in Electrical Engineering from the University of Missouri, Rolla in 1979.

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

Charles Somerville joined LMI Aerospace in 1999 as the General Manager of Precise Machine Company in Irving, Texas. Prior to Mr. Somerville's employment by the Company, he served as Director of Fabrication for Fairchild-Dornier in San Antonio from 1998-1999. Mr. Somerville spent 9 years (1989-1998) at Mooney Aircraft in various roles of increasing responsibility, culminating in the role of Vice President Production. He graduated from Southwest Texas State University with a Bachelor of Business Administration in 1983.

Ronald Thompson joined the Company in 1999 as the General Manager of the St. Charles plant. He previously was employed for Kaman Aerospace Corporation from 1978 to 1999. He started at Kaman as a supervisor and was promoted over the years before assuming the position of Senior Industrial Engineer. He graduated from Bryant College of Business in 1976 with a degree in Management/ Administrative training.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters.

The Common Stock is traded on the NASDAQ National Market under the symbol "LMIA". The following table sets forth the range of high and low bid closing prices for the Common Stock for the periods indicated beginning on June 30, 1998, the day on which trading commenced following the Company's initial public offering:


                                                     High                Low
                                                     ----                ---
  Fiscal 1998
          3rd quarter                              $ 11.88              $ 7.00
          4th quarter                                 8.00                4.00

  Fiscal 1999
          1st quarter                                 6.38                4.75
          2nd quarter                                 6.25                4.13
          3rd quarter                                 5.56                3.78
          4th quarter                                 4.25                2.63

The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

As of December 31, 1999, the reported closing price for the Common Stock was $3.00. As of December 31, 1999, there were approximately 71 holders of record of the Common Stock and the Company believes that its Common Stock was beneficially owned by approximately 858 persons.

The Company has not declared or paid cash dividends on any class of its Common Stock in the past two years and does not anticipate paying any cash dividends in the foreseeable future. The credit facility between the Company and its financial institution prohibits the Company from declaring a dividend with respect to its capital stock without the financial institution's approval. The Company currently intends to retain its earnings, if any, and reinvest them in the development of its business.

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


Item 6.  Selected Financial Data.

Year Ended December 31,
(in thousands, except Shares and per share data)

                                                1995          1996            1997             1998            1999
                                                ----          ----            ----             ----            ----
Statement of Operations Data:

Net sales                                    $ 25,424      $ 35,016        $ 55,080         $ 59,234        $ 50,054
Cost of sales                                  20,366        26,725          38,932           41,152          41,586
                                              -------      --------        --------         --------        --------

Gross profit                                    5,058         8,291          16,148           18,082           8,468
Selling, general &
     administrative expenses                    3,883         5,256           6,549            7,591           8,517
                                             --------      --------        --------         --------          ------
     Income (loss) from operations              1,175         3,035           9,599           10,491             (49)
     Interest expense                          (1,038)       (1,123)         (1,020)            (642)           (195)
     Other (expense) income, net                  (48)           15              10              405             435
                                             ---------      -------        --------         --------           -----
Income before income taxes                         89         1,927           8,589           10,254             191
Provision for (benefit of) income taxes            52           740           3,306            3,764             (40)
                                              -------        ------       ---------         --------            -----
Net income                                    $    37      $  1,187        $  5,283         $  6,490           $ 231
                                              =======      ========        ========         ========           =====
Net income per common share:
Basic                                         $  0.01         $0.21           $0.91            $0.89           $0.03
Diluted                                          0.01          0.20            0.89             0.88           $0.03
Weighted average shares
     outstanding                            5,529,483     5,779,833       5,836,700        7,252,148       8,201,805

Other Financial Data:
  EBITDA(1)                                   $ 3,091       $ 5,062        $ 11,788         $ 13,529         $ 3,766
  Capital expenditures                          1,736         1,316           3,856            5,488           4,622
  Cash flow from operating activities            (888)        2,684           5,775            6,893             112
  Cash flows from investing activities         (4,700)       (1,304)         (3,713)          (9,529)         (4,972)
  Cash flows from financing activities          5,246        (1,356)         (2,023)          14,337          (1,177)
  Gross profit margin                           19.9%          23.7%           29.3%           30.5%           16.9%
  EBITDA margin                                 12.2%          14.5%           21.4%           22.8%            7.5%

                                                   December 31,
                                                  (in thousands)

                                                1995          1996            1997             1998             1999
                                                ----          ----            ----             ----             ----
Balance Sheet Data
     Cash and equivalents                      $  181         $ 205          $  244          $11,945         $ 5,908
     Working capital                            8,919         8,626          11,256           27,971          21,417
     Total assets                              27,370        29,046          33,629           56,183          54,669
     Total long-term debt
     excluding current portion                 12,674        10,735           9,274            2,732             134
     Stockholders' equity                       9,966        11,161          16,751           45,291          44,486


(1) EBITDA represents earnings before interest, income taxes, depreciation and amortization. EBITDA is a widely accepted, supplemental financial measurement used by many investors and analysts to analyze and compare companies' performance. EBITDA as presented may not be comparable to similarly titled indicators reported by other companies because not all companies necessarily calculate EBITDA in an identical manner, and, therefore, it is not necessarily an accurate means of comparison between companies. EBITDA should only be read in conjunction with all of the Company's financial data summarized above and its Consolidated Financial Statements prepared in accordance with generally accepted accounting principles ("GAAP"), appearing elsewhere herein. EBITDA is not intended to represent cash flows (as determined in accordance with GAAP) or funds available for management's discretionary use for the periods listed, nor has it been presented as an alternative to operating income (as determined in accordance with GAAP) and should not be considered in isolation or as a substitute for indicators of performance prepared in accordance with GAAP. EBITDA is presented as additional information because management believes it to be a useful indicator of the Company's ability to meet debt service and capital expenditure requirements and because certain debt covenants of the Company utilize EBITDA to measure compliance with such covenants.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following presentation describes the Company's results of operations, financial condition, capital resources and liquidity during the three year period ended December 31, 1999. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto which are included elsewhere in this report.

Year Ended December 31, 1999 compared to Year Ended December 31, 1998

Net Sales. The Company experienced a drop in net sales of 15.5% in 1999, falling to $50.1 million. The Company's participation on Boeing commercial aircraft fell $14.3 million in 1999. This reduction is primarily attributable to decreases in production rates and inventory adjustments at Boeing and its major prime contractors. Net sales on the 747 were the hardest hit, dropping from $14.1 million in 1998 to $5.5 million in 1999. This decline of 61.0% was roughly equivalent to the published production rates at Boeing falling from a high of five 747s per month during 1998 to approximately two 747s per month at the end of 1999, a drop of 60.0%. Additionally, Boeing and the Company are currently re-negotiating their current contracts. This re-negotiation should be completed in the second quarter of 2000 and the Company anticipates the re-negotiations will include price reductions.

Offsetting the decline in commercial aircraft sales was an increased penetration into both the Corporate/Regional and Defense markets. The Company has targeted these industries as a strategic step towards reducing its concentration in commercial aircraft. A summary of sales by type follows:

   ------------------------------------------------------------------------
   Market                              1998                  1999
   ------------------------------------------------------------------------

   Commercial Aircraft                 77.7%                 55.4%
   ------------------------------------------------------------------------

   Corporate/Regional                  8.5%                  17.7%
   ------------------------------------------------------------------------

   Military                            7.4%                  15.4%
   ------------------------------------------------------------------------

   Other                               6.4%                  11.5%
   ------------------------------------------------------------------------

   Total                              100.0%                100.0%
   ------------------------------------------------------------------------

Additional components produced for Gulfstream's G-IV and G-V added $2.7 million in 1999. The Company also delivered $4.0 million in 1999 on Boeing's military aircraft, up from $0.2 million in 1998. The Company continues to market heavily in both of these markets.

Gross Profit. The Company's gross profit fell to $8.5 million (16.9% of net sales) in 1999 from $18.1 million (30.5% of net sales) in 1998. The reduction in gross profit is primarily due to decreases in production rates and inventory levels at Boeing and its prime contractors, which resulted in production inefficiencies caused by smaller production lot sizes which impaired the Company's ability to cover set-ups when changing equipment from one component to another. In addition, a change in the acceptance criteria on the Company's contract to produce components on the wing of the 737 NG aircraft caused the Company to lower its profit estimate for this contract, resulting in a $0.5 million erosion in gross profit. The Company also began work on several new programs during 1999. The Company won orders for the production and assembly of product used in the wing-box section of the fuselage of the 767 for Northrop Grumman, production of steel components for Gulfstream's G-IV and G-V aircraft, and production of winglet components used on the 737 Business Jet for Hexcel. Pre-production, learning curve, and start up costs for these orders exceeded $300,000 and were expensed during the year. The Company did reduce headcount 19.6% during 1999, however, the pace of the reduction in sales outpaced the Company's ability to reduce costs.

Selling,  General,  and  Administrative  Expenses.  During 1999,  the  Company's
selling, general, and administrative expenses grew to $8.5 million from $7.6 million. This increase was for costs related to unsuccessful business combinations of $0.4 million and increased professional services resulting from public ownership and employee searches of $0.4 million.

Income Taxes. The net benefit from income taxes was the result of a refund of $.1 million for 1998 state income taxes due to a change in filing status. Refer to footnote 11 to the financial statements for reconciliation to the statutory rate.

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

Interest Expense. Certain of the proceeds of the public offering were used to reduce the indebtedness of the Company, thereby reducing interest expense to $0.6 million in 1998 from $1.0 million in 1997. The unused portion of the proceeds of the public offering were invested by the Company and increased other income to $0.4 million in 1998 from $0.0 in 1997.

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

Liquidity and Capital Resources

During 1998, the Company completed its initial public offering, selling 2,645,000 shares at $10.00 per share ($23.5 million after fees and expenses of $2.9 million). Immediately upon receipt of the cash from the public offering, the Company retired certain term debt, including their revolving line of credit. The Company maintains its ability to borrow up to $15 million under this revolving line of credit.

The Company purchased 303,620 shares of its common stock during 1999 for $1.4 million. The Company had 521,175 shares of Treasury Stock in 1999 at a cost of $3.0 million at December 31, 1999.

In December, 1999, the Company completed the acquisition of U.S. Hayakawa Industries, Inc. ("USH") of Mulkiteo, Washington, for a price of approximately $1.6 million in cash. As planned, the Company closed the USH facility in February, 2000 and has absorbed the work into its Auburn, Washington and Dallas, Texas facilities. Sales of unwanted equipment related to this purchase should yield approximately $0.5 million in 2000.

The working capital needs of the Company are generally funded by cash flows from operations. During 1999, operating activities generated $0.1 million. The Company's inventory levels grew by $2.4 million. Finished goods growth accounted for substantially all of the growth in inventories. The Company produced these goods under firm purchase orders from its customers to allow its' employee base to continue working as the Company manages through the impact of Boeing's production rate decreases and the receipt of new Gulfstream, Lockheed Martin and Boeing Military orders. The Company made estimated income tax payments in the first quarter of 1999, prior to the decline in profitability. As such, the Company expects a refund of approximately $0.8 million in 2000.

The Company invested over $4.6 million in property, plant and equipment during 1999. Over $2.6 million of the investment was related to an expansion of the Company's two St. Charles facilities, which was completed in the fourth quarter of 1999. The Company expanded its assembly capability in 1999 by investing $0.2 million in riveting and welding equipment. The Company also added to its chemical milling capability, investing $0.1 million in a new dipping system. The Company also invested $0.3 million in computer equipment and software. Capital expenditures for 2000 are planned to be less than $2.0 million.

In November 2000, the Company will be required to repay its obligation of $2.5 million for industrial revenue bonds. The Company intends to use its cash reserves to fund this payment.

Impact of Year 2000

The advent of the year 2000 posed certain technological challenges resulting from concern that computer technologies that recognized and processed calendar years by the last two digits rather than all four digits of each year (e.g., "98" for "1998") would not properly process the year 2000 and subsequent years. The risks to the Company and the Company's Year 2000 Plan and related mitigation efforts have been described in the Company's most recent quarterly report on Form 10-Q for the quarter ended September 30, 1999.

In late 1999, the Company completed its Plan, including all remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed less than $0.1 million during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems or the products and services of third parties. However, because the Company's continued compliance in calendar 2000 is dependent on the continued compliance of third parties, there can be no assurance that the Company's efforts alone have resolved all Year 2000 issues or that key third parties will not experience Year 2000 compliance failures as calendar 2000 progresses. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Item 7(a).  Quantitative and Qualitative Disclosures About Market Risk.

The Company has determined that its market risk exposures, which arise primarily from exposures to fluctuation in interest rates, are not material to its future earnings, fair value, and cash flows.

Item 8.  Financial Statements and Supplementary Data.

The following financial statements are included in Item 8 of this report:

Financial Statement                                                        Page
-------------------                                                        ----

Report of Ernst & Young LLP, Independent Auditors                            19
Consolidated Balance Sheets as of December 31, 1998 and 1999                 20
Consolidated Statements of Operations for the Years Ended
     December 31, 1997, 1998 and 1999                                        21
Consolidated Statements of Stockholders' Equity for the Years
Ended December 31, 1997, 1998 and 1999                                       22
Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1997, 1998 and 1999                                        23
Notes to Consolidated Financial Statements                                24-32

                         Report of Independent Auditors


The Board of Directors and Stockholders
LMI Aerospace, Inc.

We have audited the accompanying consolidated balance sheets of LMI Aerospace, Inc. (the "Company") as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LMI Aerospace, Inc. at December 31, 1998 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                  /s/ Ernst & Young LLP

                                                  Ernst & Young LLP

St. Louis, Missouri
March 17, 2000

                               LMI Aerospace, Inc.

                           Consolidated Balance Sheets
             (Amounts in thousands, except share and per share data)

                                                                 December 31
                                                            1998           1999
                                                    ----------------------------
  Assets
  Current assets:
    Cash and cash equivalents                       $      11,945   $     5,908
    Investments                                             1,250             -
    Trade accounts receivable, net
      of allowance of $50                                   7,535         6,941
    Inventories                                            12,619        15,311
    Prepaid expenses                                          279           226
    Deferred income taxes                                     876           720
    Income taxes receivable                                     -           794
    Other current assets                                      256           162
                                                    ----------------------------
  Total current assets                                     34,760        30,062

  Property, plant, and equipment, net                      19,489        22,345
  Other assets                                              1,934         2,262
                                                    ----------------------------
                                                    $      56,183   $    54,669
                                                    ============================

  Liabilities and stockholders' equity
  Current liabilities:
    Accounts payable                                $       3,768   $     4,020
    Accrued expenses                                        2,437         2,028
    Income taxes payable                                      442
    Current installments of long-term debt                    142         2,597
                                                    ----------------------------
  Total current liabilities                                 6,789         8,645

  Long-term debt, less current installments                 2,732           134
  Deferred income taxes                                     1,371         1,404
                                                    ----------------------------
  Total noncurrent liabilities                              4,103         1,538

  Stockholders' equity:

    Common stock of $.02 par value; authorized
      28,000,000 shares; 8,734,422
      shares issued in 1998 and 1999,
      respectively                                            175           175
    Preferred stock; authorized 2,000,000 shares;
      none issued                                               -             -
    Additional paid-in capital                             26,164        26,164
    Treasury stock, at cost, 384,000 and
      521,175 shares in 1998                               (2,628)       (3,046)
    and 1999, respectively
    Retained earnings                                      21,580        21,193
                                                    ----------------------------

  Total stockholders' equity                               45,291        44,486
                                                    ----------------------------
                                                    $      56,183   $    54,669
                                                    ============================
See accompanying notes.

                               LMI Aerospace, Inc.

                      Consolidated Statements of Operations
                  (Amounts in thousands, except per share data)

                                                 Year ended December 31
                                           1997           1998           1999
                                     ------------------------------------------

Net sales                                $55,080        $59,234       $ 50,054
Cost of sales                             38,932         41,152         41,586
                                     ------------------------------------------
Gross profit                              16,148         18,082          8,468

Selling, general, and
  administrative expenses                  6,549          7,591          8,517
                                     ------------------------------------------
   Income (loss) from operations           9,599         10,491            (49)

Other income (expense):
    Interest expense                      (1,020)          (642)          (195)
    Other, net                                10            405            435
                                     ------------------------------------------
                                          (1,010)          (237)           240
                                     ------------------------------------------
Income before income taxes                 8,589         10,254            191
Provision for (benefit) of
  income taxes                             3,306          3,764            (40)
                                     ------------------------------------------
   Net income                            $ 5,283        $ 6,490        $   231
                                     ==========================================

   Net income per common share             $0.91          $0.89          $0.03
                                     ==========================================

   Net income per common share -
     assuming dilution                     $0.89          $0.88          $0.03
                                     ==========================================

   Weighted average common shares
     outstanding                       5,836,700      7,252,148      8,201,805
                                     ==========================================

   Weighted average dilutive stock
     options outstanding                  76,104        146,942          1,708
                                     ==========================================

See accompanying notes.


                               LMI Aerospace, Inc.

                 Consolidated Statements of Stockholders' Equity
             (Amounts in thousands, except share and per share data)

                                                       Additional                                        Total
                                           Common       Paid-In          Retained      Treasury       Stockholders'
                                           Stock        Capital          Earnings         Stock           Equity
                                      ----------------------------------------------------------------------------

Balance at December 31, 1996          $     116       $   1,241         $   9,807       $     (3)    $     11,161
Sale of treasury stock                      --                2               --               3                5
Issuance of common stock                      2             295               --             --               297
Exercise of options to purchase of
   stock                                    --                5               --             --                 5
Net income                                  --              --              5,283            --             5,283
                                      ----------------------------------------------------------------------------
Balance at December 31, 1997                118           1,543            15,090            --            16,751

Issuance of common stock
                                             57          24,592               --             --            24,649
Exercise of options to purchase
   stock                                    --               29               --             --                29
Purchase of outstanding stock for
   treasury                                 --              --                --          (2,628)          (2,628)
Net income                                  --              --              6,490            --             6,490
                                      ----------------------------------------------------------------------------
Balance at December 31, 1998                175          26,164            21,580         (2,628)          45,291

Exercise of options to purchase
   stock                                    --              --               (554)           806              252
Purchase of 303,620 shares of
   outstanding stock for treasury           --              --                --          (1,426)          (1,426)
Issuance of 31,983 shares of
  treasury stock to profit
  sharing/401(k) plan                       --              --                (64)           202              138
Net income                                  --              --                231            --               231
                                      ----------------------------------------------------------------------------
Balance at December 31, 1999             $  175        $ 26,164          $ 21,193       $ (3,046)       $  44,486
                                      ============================================================================


See accompanying notes.


                               LMI Aerospace, Inc.

                      Consolidated Statements of Cash Flows
                             (Amounts in thousands)

                                                                     Year ended December 31
                                                             1997              1998              1999
                                                     -------------------------------------------------------

Operating activities
Net income                                                 $ 5,283           $ 6,490             $ 231
Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                           2,179             2,633             3,380
     Deferred income taxes                                      14              (102)              189
     Changes in operating assets and liabilities:
         Trade accounts receivable                          (1,472)              874               886
         Inventories                                        (1,506)           (3,455)           (2,392)
         Prepaid expenses and other assets                      63              (519)             (311)
         Income taxes                                          (85)               12            (1,236)
         Accounts payable                                      719               413                24
         Accrued expenses                                      580               547              (659)
                                                     -------------------------------------------------------
Net cash from operating activities                           5,775             6,893               112

Investing activities
Additions to property, plant, and equipment                 (3,713)           (5,488)           (4,622)
Purchases of investments                                         -            (3,138)             (210)
Proceeds from sale of investments, net                           -             1,888             1,460
Acquisition of company, net of cash acquired                     -            (2,791)           (1,600)
                                                     -------------------------------------------------------
Net cash used by investing activities                       (3,713)           (9,529)           (4,972)

Financing activities
Proceeds from issuance of long-term debt                     3,782             2,074                 -
Principal payments on long-term debt                        (6,112)           (9,291)             (143)
Treasury stock transactions, net                                 5            (2,628)           (1,286)
Proceeds from exercise of stock options                          5                29               252
Proceeds from issuance of common stock, net                    297            24,153                 -
                                                     -------------------------------------------------------
Net cash from (used by) financing activities                (2,023)           14,337            (1,177)
                                                     -------------------------------------------------------

Net increase (decrease) in cash and cash equivalents            39            11,701            (6,037)
Cash and cash equivalents, beginning of year                   205               244            11,945
                                                     -------------------------------------------------------
Cash and cash equivalents, end of year                     $   244        $   11,945           $ 5,908
                                                     =======================================================

Supplemental disclosures of cash flow information:
   Interest paid                                           $   996          $    601           $   185
   Income taxes paid                                         3,378             3,733               834
                                                     =======================================================


See accompanying notes.

                               LMI Aerospace, Inc.
                   Notes to Consolidated Financial Statements
         (Dollar amounts in thousands, except share and per share data)
                                December 31, 1999

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

Customer and Supplier Concentration

Direct sales to the Company's largest customer accounted for 59 percent, 62 percent, and 54 percent of the Company's total revenues in 1997, 1998, and 1999, respectively. Accounts receivable balances related to direct sales to this customer were 62 percent in 1998 and 46 percent in 1999. Indirect sales to the Company's largest customer accounted for 17 percent, 12 percent and 9 percent of the Company's total sales in 1997, 1998, and 1999, respectively.

Direct sales to the Company's second largest customer accounted for 13 percent, 12 percent and 8 percent of the Company's total revenues in 1997, 1998 and 1999 and represented 9 percent and 5 percent of the accounts receivable balance at December 31, 1998 and 1999, respectively.

The Company purchased approximately 58 percent and 52 percent of the materials used in production from three suppliers in 1998 and 1999, respectively.

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

                               LMI Aerospace, Inc.
            Notes to Consolidated Financial Statements - (Continued)

Investments

During 1998, the Company purchased, sold and repurchased common stock. This investment is classified as a trading security in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. During 1999, the Company liquidated its investment position for an overall immaterial gain.

Inventories

Inventories are stated at the lower of cost or market using actual cost for raw materials and work-in-process and average cost for finished goods. Inventories include $743 and $938 of deferred production costs related to long-term production contracts in 1998 and 1999, respectively. These costs are included in cost of sales over the life of the contract based on a percentage of completion method (units-of-delivery basis).

Revenue Recognition

Revenues are recorded when services are performed or when products are shipped, except for long-term contracts which are recorded on the percentage of completion method (units-of-delivery basis). Sales from long-term contracts were less than 10 percent of total sales in both 1997 and 1998, and approximately 17 percent of sales in 1999. Revenues which have been deferred under long-term contracts are $321, $728 and $259 as of December 31, 1997, 1998 and 1999, respectively and are included in accrued expenses.

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

Stock-Based Compensation

The Company follows Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. The Company has elected to continue to

                               LMI Aerospace, Inc.
            Notes to Consolidated Financial Statements - (Continued)

measure its cost of stock-based compensation under the provisions of Accounting Principles Board (APB) Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

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

Accounting Pronouncements

Effective January 1, 2000, the Company will adopt EITF 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements". The EITF will require all design and development costs for products to be sold under long-term supply arrangements to be expensed unless there is a contractual guarantee that provides for specific required payments for design and development costs. The Company will apply the provisions of the EITF prospectively for these costs incurred after December 31, 1999.

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

3.  Acquisitions

On December 27, 1999, the Company acquired certain assets and liabilities of U.S. Hayakawa Industries, Inc. ("Hayakawa"), an aerospace sheet metal manufacturing and machining firm based in Mukilteo, Washington. Hayakawa had annual sales of approximately $3.5 million in 1999. The Company plans to move Hayakawa's sheet metal production work and most of its machining work to the Company's facility in Auburn, Washington, with the remainder of the machining work going to the Company's facility in Irving, Texas. The purchase price was approximately $1,600 in cash. The excess of the purchase price over the fair market value of the net assets acquired, totaling $352, was allocated to goodwill, and is being amortized over a 5-year period on a straight-line basis.

On August 25, 1998, the Company acquired the assets of Precise Machine Company ("Precise"), based in Irving, Texas. Precise manufactures precision machined components used primarily by the defense, aerospace and financial services industries and had sales of approximately $3 million for the year ended 1997. The purchase price for the net assets acquired, net of cash acquired, was approximately $2,791 in cash. The excess of the purchase price over the fair market value of net assets acquired, totaling $1,557, was allocated to goodwill, and is being amortized over a 25-year period on a straight-line basis.

These acquisitions have been accounted for by the purchase method, and accordingly, the results of operations were included in the Company's Consolidated Statements of Operations from the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based on their fair value at the date of the acquisition. Accumulated amortization of goodwill through December 31, 1999 was approximately $82.

4.  Treasury Stock Transactions

From time to time, as market conditions allow, the Company has Board of Director authorization to repurchase shares of the Company's common stock and place these shares in a Treasury Stock account for use at management's discretion. The
Company purchased 384,000 shares and 303,620 shares in 1998 and 1999, respectively, in the open market at prices ranging from $2.938 to $7.125 per share. In addition, the Company issued 166,445 shares in conjunction with the exercise of certain employees options, as well as contributions to and purchases by the Company's benefit plans. These transactions were recorded at cost in stockholders' equity.

5.  Inventories

Inventories consist of the following:

                                                  1998                 1999
                                          --------------------------------------

         Raw materials                         $ 3,483                $ 4,140
         Work in process                         3,717                  4,053
         Finished goods                          5,419                  7,118
                                          --------------------------------------
                                              $ 12,619               $ 15,311
                                          ======================================

6.  Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

                                                   1998                 1999
                                           -------------------------------------

Land                                          $      690            $     705
Buildings                                          8,714               11,873
Machinery and equipment                           21,660               24,522
Leasehold improvements                               950                  770
Construction in progress                           1,037                  114
Other assets                                         875                1,096
                                           -------------------------------------
                                                  33,926               39,080
Less accumulated depreciation                     14,437               16,735
                                           -------------------------------------
                                                $ 19,489             $ 22,345
                                           =====================================

Depreciation expense (including amortization expense on software) recorded by the Company totaled $2,058, $ 2,550 and $ 2,898 for 1997, 1998, and 1999,
respectively.


7.  Long-Term Debt

Long-term debt consists of the following:
                                                     1998                 1999
                                              ----------------------------------
  Industrial Development Revenue Bond,
     interest payable monthly, at
     a variable rate                                $ 2,500             $ 2,500
  Notes payable, principal and interest
     payable monthly, at fixed rates,
     ranging from 8.78% to 9.56%                        308                 215
  Capital lease obligations                              66                  16
                                              ----------------------------------
                                                      2,874               2,731
  Less current installments                             142               2,597
                                              ----------------------------------
                                                    $ 2,732            $    134
                                              ==================================

On March 31, 1998, the Company obtained a $15,000 unsecured line of credit with a financial institution to fund various corporate needs. Interest is payable monthly based on a quarterly cash flow leverage calculation and the LIBOR rate. This facility matures on October 31, 2000, and requires compliance with certain non-financial and financial covenants including minimum tangible net worth and EBITDA, as defined, requirements. The credit facility prohibits the payment of cash dividends on common stock without the financial institution's prior written consent. The Company drew upon the line in March, 1998 to retire certain outstanding debt balances. On July 6, 1998, the Company received the proceeds ($21,390) from the initial public offering and retired certain outstanding debt balances, and paid down the revolving line of credit.

The Industrial Development Revenue Bond ($2,500) bears interest at a variable rate, which is based on the existing market rates for comparable outstanding tax-exempt bonds (4.2 percent and 5.6 percent at December 31, 1998 and 1999, respectively), not to exceed 12 percent. The IRB is secured by a letter of credit from a financial institution which holds 100 percent participation in the letter of credit and has a security interest in certain equipment. The bond matures in November 2000.

The Company entered into various notes payable for the purchase of certain equipment. The notes are payable in monthly installments including interest (ranging from 8.78 percent to 9.56 percent through November, 2002). The notes payable are secured by equipment.

The aggregate maturities of long-term debt as of December 31, 1999 are as follows:

          Year ending December 31:

            2000                                       $  2,597
            2001                                             89
            2002                                             45
                                                   ------------------
                                                        $ 2,731
                                                   ==================

8.  Leases

The Company leases certain facilities and equipment under various noncancelable operating lease agreements which expire at various dates throughout 2009. At December 31, 1999, the future minimum lease payments under operating leases with initial noncancelable terms in excess of one year are as follows:

          Year ending December 31:

            2000                                       $    792
            2001                                            720
            2002                                            708
            2003                                            690
            2004                                            580
            Thereafter                                      878
                                                    -------------------
                                                        $ 4,368
                                                    ===================

Rent expense totaled $539, $836 and $849 in 1997, 1998, and 1999, respectively.

9.  Defined Contribution Plans

The Company has a noncontributory profit sharing plan and a contributory 401(k) plan which covers substantially all full-time employees. Employees are eligible to participate in both plans after reaching 1,000 hours of accredited service. Contributions to the profit sharing plan are at the discretion of management and become fully vested to the employees after seven years. Contributions by the Company to the profit sharing plan totaled $150, $256 and $122 for 1997, 1998, and 1999, respectively. Contributions by the Company to the 401(k) plan, which are fully vested to the employees immediately upon contribution, are based upon a percentage of employee contributions, up to a maximum of $225 per employee. The Company's contributions to the 401(k) plan totaled $78, $104 and $107 for 1997, 1998, and 1999, respectively. In addition, at December 31, 1999, the Company had 600,000 common shares of its stock reserved for contributions to the 401(k) plan.

10. Stock Options

In December 1989, the Company adopted the Employee Incentive Stock Option Plan (the "1989 Plan"), which provides options for up to 1,398,250 shares to be granted to key employees at exercise prices greater than or equal to the fair market value per share on the date the option is granted. All options vest immediately upon grant. During 1998, the Company discontinued the 1989 Plan.

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

At December 31, 1999, a total of 859,827 share of authorized and unissued common stock were reserved for issuance of stock awards and options granted or authorized to be granted.

During 1999, the Company granted 201,250 options to certain employees under the terms and conditions of the 1998 Plan.


                                          1997                        1998                         1999
                             ----------------------------------------------------------------------------------
                                Number of      Option       Number of        Option       Number of     Option
                                  Shares       Prices        Shares          Prices        Shares       Prices
                             ----------------------------------------------------------------------------------

Options outstanding at
  beginning of year             241,815      1.77 to 1.90     232,192      1.77 to 3.67     294,328    1.77 to 6.25
Granted                          59,467      2.60 to 3.67      78,586      4.64 to 6.25     201,250    2.75 to 5.93
Exercised                        (3,290)         1.77         (16,450)        $1.77        (131,730)   1.77 to 1.90
Canceled/expired                (65,800)         1.90            -              -           (98,298)   1.77 to 4.64
                             -------------                -------------                 ------------
Options outstanding at end
  of year                       232,192      1.77 to 3.67     294,328     1.77 to $6.25     265,550    1.77 to 6.25
                             ======================================================================================
Options exercisable at end
  of year                       232,192           -           263,278           -            92,073          -
                             ======================================================================================
Options available for
  grant at end of year        1,039,939           -           565,500           -           367,350
                             ======================================================================================


The weighted average exercise price of outstanding options at December 31, 1997, 1998 and 1999 was $2.31, $3.21 and $4.29, respectively. The weighted average fair value per stock option granted during 1997, 1998, and 1999 was $.67, $2.35 and $ 2.08 respectively, measured on the date of grant using the Black-Scholes Option Pricing model with the following assumptions: volatility of 49.0 percent; 0 percent dividend yield; an expected life of 1.5 to 2.25 years, 1 to 4.75 years and 1 to 4 years for 1997, 1998, and 1999, respectively; and a risk-free rate of
5.26 percent, 4.52 percent, and 5.63 percent for 1997, 1998, and 1999, respectively. The Company applied APB Opinion No. 25 in accounting for its stock option plans, and accordingly, no compensation cost has been recognized for stock options granted at fair market value. Had the Company determined compensation cost based on the fair value at the grant date under SFAS No. 123, net income and earnings per share amounts would have been as follows:

                                    1997               1998               1999
                                 -----------------------------------------------
Net income:
   As reported                    $ 5,283            $ 6,490              $ 231
   Pro forma                        5,256              6,408                148
Net income per common share
   As reported                        .91                .89                .03
   Pro forma                          .90                .88                .02
Net income per common share
  Assuming dilution:
   As reported                        .89                .88                .03
   Pro forma                          .89                .87                .02

                               LMI Aerospace, Inc.
            Notes to Consolidated Financial Statements - (Continued)


11. Income Taxes

The temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax assets and deferred tax liabilities are as follows:

                                                    1998                1999
                                             -----------------------------------
Deferred tax asset:
   Accrued vacation                                $    179            $    218
   Inventory                                            296                 394
   Other                                                401                 108
                                             -----------------------------------
Total deferred tax assets                               876                 720

Deferred tax liabilities:
   Depreciation                                      (1,180)             (1,292)
   Software costs                                      (191)               (112)
                                             -----------------------------------
Total deferred tax liabilities                       (1,371)             (1,404)
                                             -----------------------------------
Net deferred tax liability                         $   (495)            $  (684)
                                             ===================================


The Company's income tax provision (benefit) consisted of the following for the year ended December 31:

                                  1997               1998               1999
                           -----------------------------------------------------
Federal:
   Current                     $   2,937            $ 3,579             $ (123)
   Deferred                          (17)               (90)               188
                           -----------------------------------------------------
                                   2,920              3,489                 65

State:
   Current                           355                287               (104)
   Deferred                           31                (12)                (1)
                           -----------------------------------------------------
                                     386                275               (105)
                           -----------------------------------------------------
                                 $ 3,306             $3,764              $ (40)
                           =====================================================


The federal corporate statutory rate is reconciled to the Company's effective income tax rate as follows:

                                 1997               1998               1999
                              ------------------------------------------------

Federal taxes                   $ 2,920            $ 3,489               $ 65
State and local taxes,
  net of federal
   benefit                          258                305                  6
State tax refund                      -                  -               (115)
Other                               128                (30)                 4
                              ------------------------------------------------
Provision for income taxes      $ 3,306            $ 3,764              $ (40)
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


13. Quarterly Financial Data (Unaudited)

                                         First             Second             Third             Fourth
                                    ---------------------------------------------------------------------
1998
Net sales                             $  16,335         $  15,657           $  15,165          $ 12,077
Cost of sales                            11,502            10,841              10,454             8,354
Net income                                1,659             1,723               1,678             1,430
Net income per common share                 .28               .29                 .19               .17
Net income per common share -
  assuming dilution                         .28               .28                 .19               .17

1999
Net sales                             $  13,530         $  12,449           $  12,382         $  11,693
Cost of sales                            10,480             9,896              11,345             9,916
Net income (loss)                           815               385                (611)             (358)
Net income (loss) per common share
                                            .10               .05                (.08)             (.04)
Net income (loss) per common
  share - assuming dilution                 .10               .05                (.08)             (.04)


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.


                                    PART III

Item 10.  Directors and Executive Officers.

The information contained under the caption "Information About the Nominees and Current Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement to be filed pursuant to Regulation 14(a) for the Company's 2000 Annual Meeting of Shareholders, which involves the election of directors, is incorporated herein by this reference. Also see item 4(a) of Part I hereof.

Item 11.  Executive Compensation.

The information contained under the captions "Directors Compensation," "Executive Compensation," "Option/SAR Grants in Last Fiscal Year," "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option SAR Values," and "Employment Arrangements with Named Officers" in the Company's definitive proxy statement to be filed pursuant to Regulation 14(a) for the Company's 2000 Annual Meeting of Shareholders, which involves the election of directors, is incorporated herein by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information contained under the caption "Voting Securities and Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement to be filed pursuant to Regulation 14(a) for the Company's 2000 Annual Meeting of Shareholders, which involves the election of directors, is incorporated herein by this reference.

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

         3.       Exhibits:

                           See Exhibit Index

(b)               Reports on Form 8-K:

                  No reports on Form 8-K have been filed by the Company during the fourth quarter of the Registrant's fiscal year ended December 31, 1999.

(c)               Exhibits:

                           See Exhibit Index

(d) All schedules have been omitted as the required information is not present in sufficient amounts or the required information is included elsewhere in the Consolidated Financial Statement or notes thereto.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Charles and State of Missouri on the 30th day of March, 2000.

                                  LMI AEROSPACE, INC.
                                  (Registrant)


                                  By:  /s/ Ronald S. Saks
                                       -----------------------------------------
                                       Ronald S. Saks
                                       President and Chief Executive
                                       Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                         Title                            Date


/s/ Ronald S. Saks            Chief Executive Officer,           March 30, 2000
---------------------------   President, and Director
Ronald S. Saks


/s/ Joseph Burstein           Chairman of the Board,             March 30, 2000
---------------------------   and Director
Joseph Burstein


/s/ Lawrence J. LeGrand       Executive Vice President,          March 30, 2000
---------------------------   Finance and Acquisitions
Lawrence J. LeGrand           and Director


/s/ Lawrence E. Dickinson     Chief Financial Officer            March 30, 2000
---------------------------   and Secretary
Lawrence E. Dickinson


                              Vice President, Regional           March ___, 2000
---------------------------   Manager and Director
Duane Hahn


/s/ Sanford S. Neuman         Assistant Secretary and            March 30, 2000
---------------------------   Director
Sanford S. Neuman


                              Director                           March ___, 2000
---------------------------
Thomas M. Gunn


                              Director                           March ___, 2000
---------------------------
Alfred H. Kerth


/s/ Thomas Unger              Director                           March 30, 2000
---------------------------
Thomas Unger

                                  EXHIBIT INDEX


Exhibit
Number          Description
-------         -----------

3.1 Restated Articles of the Registrant previously filed on Form S-1 dated as of June 29, 1998 and incorporated herein by reference

3.2 Amended and Restated By-Laws of the Registrant previously filed on Form S-1 dated as of June 29, 1998 and incorporated herein by reference

4.1 Form of the Registrant's Common Stock Certificate previously filed on Form S-1 dated as of June 29, 1998 and incorporated herein by reference

10.1+ 1989 Stock Option Plan, including all amendments previously filed on Form S-1 dated as of June 29, 1998 and incorporated herein by reference

10.2+ Employment Agreement, dated January 1, 1997, between the Registrant and Ronald S. Saks, as previously filed on Form S-1 dated as of June 29, 1998 and incorporated herein by reference

10.3+ Employment Agreement, effective as of May 1, 1998, between the Registrant and Lawrence J. LeGrand, as previously filed on Form S-1 dated as of June 29, 1998 and incorporated herein by reference

10.4+ Employment Agreement, dated January 1, 1998, between the Registrant and Duane E. Hahn as previously filed on Form S-1 dated as of June 29, 1998 and incorporated herein by reference (replaced by Exhibit 30.34 filed herewith)

10.5+ Employment Agreement, dated January 1, 1998, between the Registrant and Phillip A. Lajeunesse previously filed on Form S-1 dated as of June 29, 1998 and incorporated herein by reference

10.6+ Employment Agreement, dated January 1, 1998, between the Registrant and Robert T. Grah previously filed on Form S-1 dated as of June 29, 1998 and incorporated herein by reference (replaced by Exhibit 30.33 filed herewith)

10.7+ Employment Agreement, dated January 1, 1998, between the Registrant and Bradley L. Nelson previously filed on Form S-1 dated as of June 29, 1998 and incorporated herein by reference (replaced by Exhibit
          30.35 filed herewith)

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

10.13 Loan Agreement between the Registrant and Magna Bank, N.A. dated August 15, 1996, including all amendments previously filed on Form S-1 dated as of June 29, 1998 and incorporated herein by reference

10.14 Indenture of Trust and Loan Agreement, both with the Industrial Development Authority of St. Charles County, Missouri and dated as of September 1, 1990 previously filed on Form S-1 dated as of June 29, 1998 and incorporated herein by reference

10.15 General Terms Agreement, Special Terms Agreement and Warranty Agreements, between the Registrant and Boeing Seattle previously filed on Form S-1 dated as of June 29, 1998 and incorporated herein by reference

10.16 Form of Master Order Agreement covering Boeing 777 and 747 Programs and Master Order Agreement covering Boeing 737 Leading Edge Program, both between the Registrant and Boeing North American, previously filed on Form S-1 dated as of June 29, 1998 and incorporated herein by reference

10.17 Form of Contract between the Registrant and Boeing Wichita previously filed on Form S-1 dated as of June 29, 1998 and incorporated herein by reference

10.18 General Conditions (Fixed Price - Non-Governmental) for the G-14/F100 Program, General Conditions for the Wing Stub/Lower 45 Program Boeing Model 767 Commercial Aircraft and Form of Master Agreement, all with Northrop Grumman previously filed on Form S-1 dated as of June 29, 1998 and incorporated herein by reference

10.19+ 1998 Stock Option Plan, previously filed on Form S-1 dated as of June 29, 1998 and incorporated herein by reference

10.20+ Amendment No. 5 to 1989 Stock Option Plan, previously filed on Form S-1 dated as of June 29, 1998 and incorporated herein by reference

10.21 Restricted Stock Agreement with Lawrence J. LeGrand, dated as of April 27, 1998 previously filed on Form S-1 dated June 29, 1998 and incorporated herein by reference

10.22 Subscription Agreement with Lawrence J. LeGrand, dated as of April 27, 1998 previously filed on Form S-1 dated June 29, 1998 and incorporated herein by reference

10.23 General Terms Agreement between Boeing Company and Leonard's Metal, Inc. with Special Business Provision attached, previously filed on Form 10-Q dated as of November 16, 1998 and incorporated herein by reference

10.24 Lease Agreement between Mother Goose Corporation and Precise Machine Partners L.L.P. (Leased premises at 2205 and 2215 River Hill Road, Irving, Texas) dated August 25, 1998, previously filed on Form 10-K dated as of March 30, 1999 and incorporated herein by reference

10.25+ Employment Agreement dated August 25, 1998, between Precise Machine Partners, L.L.P. and John R. Krystinik, previously filed on Form 10-K dated as of March 30, 1999 and incorporated herein by reference

10.26 First Amendment to Restricted Stock Agreement with Lawrence J. LeGrand, dated as of April 27, 1998, previously filed on Form 10-K dated as of March 30, 1999 and incorporated herein by reference

10.27 Second Amendment to Restricted Stock Agreement with Lawrence J. LeGrand, dated March 26, 1999, previously filed on Form 10-K dated as of March 30, 1999 and incorporated herein by reference

10.28 First Amendment to Subscription Agreement with Lawrence J. LeGrand, dated April 27, 1998, previously filed on Form 10-K dated as of March 30, 1999 and incorporated herein by reference

10.29 Second Amendment to Subscription Agreement with Lawrence J. LeGrand, dated March 26, 1999, previously filed on Form 10-K dated as of March 30, 1999 and incorporated herein by reference

10.30+ Employment Agreement effective as of January 24, 2000, between LMI Aerospace, Inc. and Tom D. Baker (filed herewith)

10.31+    Employment  Agreement effective  as of January   1, 2000, between  LMI
          Aerospace, Inc. and Michael J. Biffignani (filed herewith)

10.32+ Employment Agreement effective as of January 1, 2000, between LMI Aerospace, Inc. and Lawrence D. Dickinson (filed herewith)

10.33+ Employment Agreement effective as of January 1, 2000, between LMI Aerospace, Inc. and Robert T. Grah (filed herewith)

10.34+ Employment Agreement effective as of January 1, 2000, between LMI Aerospace, Inc. and Duane E. Hahn (filed herewith)

10.35+ Employment Agreement effective as of January 1, 2000, between LMI Aerospace, Inc. and Bradley L. Nelson (filed herewith)

10.36+ Employment Agreement effective as of January 1, 2000, between LMI Aerospace, Inc. and Charles H. Somerville (filed herewith)

16.1 Letter from KPMG Peat Marwick, LLP as to statements regarding change in certified accountants previously filed on Form S-1 and incorporated herein by reference

21.1 List of Subsidiaries of the Registrant, previously filed on Form 10-K dated as of March 30, 1999 and incorporated herein by reference

23.1      Consent of Ernst & Young LLP (filed herewith)

27        Financial Data Schedule (filed herewith)

---------------

+ Management contract or compensatory plan or arrangement required to be filed as exhibit to this report.