Form 10-Q
period 2000-03-31
LMI AEROSPACE INC
filed 2000-05-15
CIK 1059562

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2000.

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _______ to
         ________.

Commission file number:    0-24293
                          ---------

                               LMI AEROSPACE, INC.
             (Exact name of registrant as specified in its charter)

                Missouri                                      43-1309065
    (State or Other Jurisdiction of                        (I.R.S. Employer
     Incorporation or Organization)                       Identification No.)

           3600 Mueller Road
         St. Charles, Missouri                                   63302
(Address of Principal Executive Offices)                       (ZIP Code)

                                 (636) 946-6525
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X      No
                                  ----        -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Title of class                                Number of Shares outstanding
   of Common Stock                                    as of March 31, 2000
   ---------------                               ----------------------------

Common Stock, par value $.02 per share                      8,208,248
                                                            ---------

                               LMI AEROSPACE, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE FISCAL QUARTER ENDING MARCH 31, 2000

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS (UNAUDITED)

         Condensed Consolidated Balance Sheets as of December 31, 1999 and March 31, 2000

         Condensed Consolidated Statements of Income for the three months ending March 31, 1999 and 2000

         Condensed Consolidated Statements of Cash Flows for the three months ending March 31, 1999 and 2000

         Notes to Unaudited Condensed Consolidated Financial Statements


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


                           PART II. OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURE PAGE

EXHIBIT INDEX

                               LMI Aerospace, Inc.

                      Condensed Consolidated Balance Sheets
             (Amounts in thousands, except share and per share data)

                                                 December 31,         March 31,
                                                     1999                2000
                                                                     (unaudited)
                                                 -------------------------------
Assets
Current assets:
   Cash and cash equivalents                        $ 5,908            $  4,270
   Investments                                           --                 541
   Trade accounts receivable                          6,941               7,621
   Inventories                                       15,311              15,168
   Prepaid expenses                                     226                 243
   Other current assets                                 162                 152
   Income taxes receivable                              794                 897
   Deferred income taxes                                720                 720
                                                 -------------------------------
Total current assets                                 30,062              29,612

Property, plant, and equipment, net                  22,345              22,447
Other assets                                          2,262               2,188
                                                 -------------------------------
                                                   $ 54,669            $ 54,247
                                                 ===============================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                $  4,020            $  3,648
   Accrued expenses                                   2,028               2,162
   Current installments of long-term debt             2,597               2,594
                                                 -------------------------------
Total current liabilities                             8,645               8,404

Long-term debt, less current installments               134                 112
Deferred income taxes                                 1,404               1,404
                                                 -------------------------------
Total noncurrent liabilities                          1,538               1,516

Stockholders' equity:
   Common stock of $.02 par value; authorized
     28,000,000 shares; issued 8,734,422 at
     December 31, 1999 and at March 31, 2000            175                 175
   Additional paid-in capital                        26,164              26,164
   Treasury Stock, at cost, 521,175 and
     526,174 shares in 1999
     and 2000                                        (3,046)             (3,060)
   Accumulated other comprehensive income                --                  36
   Retained earnings                                 21,193              21,012
                                                 -------------------------------
Total stockholders' equity                           44,486              44,327
                                                 -------------------------------
                                                   $ 54,669            $ 54,247
                                                 ===============================

See accompanying notes.

                               LMI Aerospace, Inc.

                 Condensed Consolidated Statements of Operations
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                             For the Three Months Ended March 31
                                                  1999                   2000
                                           -------------------------------------

Net sales                                      $ 13,530               $  14,761
Cost of sales                                    10,480                  12,520
                                           -------------------------------------
Gross profit                                      3,050                   2,241

Selling, general, and
  administrative expenses                         1,896                   2,535
                                           -------------------------------------
Income (loss) from operations                     1,154                    (294)

Interest income                                      99                      16
                                           -------------------------------------

Income before income taxes                        1,253                    (278)
Provision for income taxes                          438                     (97)
                                           -------------------------------------
Net income (loss)                                $  815                  $ (181)
                                           =====================================

Net income (loss) per common share               $  .10                 $ (0.02)
                                           =====================================

Net income (loss) per common share -
   assuming dilution                             $  .10                 $ (0.02)
                                           =====================================

Weighted average common
  shares outstanding                          8,315,786               8,208,467
                                           =====================================
Weighted average dilutive stock
   options outstanding                          132,639                      --
                                           =====================================


See accompanying notes.


                               LMI Aerospace, Inc.

                 Condensed Consolidated Statements of Cash Flows
                             (Amounts in thousands)
                                   (Unaudited)

                                                             For the Three Months Ended March 31
                                                                   1999                  2000
                                                             -----------------------------------

Operating activities
Net income                                                       $   815               $  (181)
Adjustments to reconcile net income to

net cash provided by operating activities:
   Net cash provided by operating activities:
     Depreciation and amortization                                   762                   870
     Changes in operating assets and liabilities:
       Trade accounts receivable                                  (1,114)                 (680)
       Inventories                                                  (680)                  143
       Prepaid expenses and other assets                            (302)                   44
       Income taxes payable                                          319                  (103)
       Accounts payable                                             (328)                 (372)
       Accrued expenses                                             (275)                  129
                                                           -------------------------------------
Net cash used in operating activities                               (803)                 (150)

Investing activities
Additions to property, plant, and equipment, net                  (1,360)               (1,140)
Proceeds from sale of property, plant and equipment                   --                   194
Purchases of investments                                            (210)                 (504)
Proceeds from sale of investments, net                             1,460                    --
                                                           -------------------------------------
Net cash used in investing activities                               (110)               (1,450)

Financing activities
Principal payments on long-term debt                                 (45)                  (24)
Treasury stock transactions, net                                    (318)                  (14)
Proceeds from exercise of stock options                                6                    --
                                                           -------------------------------------
Net cash used in financing activities                               (357)                  (38)
Activities

Net change in cash and cash equivalents                           (1,270)               (1,638)
Cash and cash equivalents, beginning of period                    11,945                 5,908
                                                           -------------------------------------
Cash and cash equivalents, end of period                       $  10,675               $ 4,270
                                                           =====================================



See accompanying notes.

                               LMI Aerospace, Inc.

                    Notes to Condensed Consolidated Financial
    Statements (Dollar amounts in thousands, except share and per share data)
                                   (Unaudited)
                                 March 31, 2000

1. Accounting Policies

Basis of Presentation

LMI Aerospace, Inc. (the "Company") is a fabricator, finisher, and integrator of formed, close tolerance aluminum and specialty alloy components for use by the aerospace industry. The Company is a Missouri corporation with headquarters in St. Charles, Missouri. The Company maintains facilities in St. Charles, Missouri; Seattle, Washington; Tulsa, Oklahoma; Wichita, Kansas; and Irving, Texas.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the SEC.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. The Company had recorded $481 in accounts receivable and inventory as of December 31, 1999 and $717 in accounts receivable and inventory at March 31, 2000 in excess of purchase order amounts for change orders or claims from customers which management believes are fully recoverable.

During the quarter ended March 31, 2000, the company recorded a charge of $373 for exposure related to a customer implementing a reorganization plan.

Investments

The Company's investments in marketable equity securities are classified as "available-for-sale" and are carried at fair market value, with the unrealized gains and losses included, net of income taxes, in accumulated other comprehensive income in shareholders' equity.

2. Acquisitions

On December 27, 1999, the Company acquired certain assets and liabilities of U.S. Hayakawa Industries, Inc. ("Hayakawa"), an aerospace sheet metal manufacturing and machining firm based in Mukilteo, Washington. Hayakawa had annual sales of approximately $3.5 million in 1999. The Company moved Hayakawa's sheet metal production work and most of its machining work to the Company's facility in Auburn, Washington, with the remainder of the machining work going to the Company's facility in Irving, Texas. The purchase price was approximately $1,600 in cash. The excess of the purchase price over the fair market value of the net assets acquired, totaling $352, was allocated to goodwill, and is being amortized over a 10-year period on a straight-line basis.

3. Inventories

Inventories consist of the following:

                                                December 31,          March 31,
                                                    1999                 2000
                                             -----------------------------------
Raw materials                                      $ 4,140             $ 3,935
Work in process                                      4,053               4,151
Finished goods                                       7,118               7,082
                                             -----------------------------------
                                                  $ 15,311            $ 15,168
                                             ===================================

4. Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

                                                December 31,          March 31,
                                                    1999                 2000
                                             -----------------------------------
Land                                            $      705           $      705
Buildings                                           11,873               11,925
Machinery and equipment                             24,522               24,566
Leasehold improvements                                 770                  774
Construction in progress                               114                  903
Other assets                                         1,096                1,016
                                             -----------------------------------
                                                    39,080               39,889
Less accumulated depreciation                      (16,735)             (17,442)
                                             -----------------------------------
                                                  $ 22,345             $ 22,447
                                             ===================================

5. Long-Term Debt

Long-term debt consists of the following:

                                                 December 31,         March 31,
                                                    1999                 2000
                                              ----------------------------------
Industrial Development Revenue Bond,
   interest payable monthly,
   at a variable rate                              $ 2,500             $ 2,500
Notes payable, principal and interest
   payable monthly, at fixed rates,
   ranging from 8.78% to 9.56%                         215                 194
Capital lease obligations                               16                  12
                                              ----------------------------------
                                                     2,731               2,706
Less current installments                            2,597               2,594
                                              ----------------------------------
                                                   $   134             $   112
                                              ==================================


On March 31, 1998, the Company obtained a $15,000 unsecured line of credit with a financial institution to fund various corporate needs. Interest is payable monthly based on a quarterly cash flow leverage calculation and the LIBOR rate. This facility matures on October 31, 2000 and requires compliance with certain non-financial and financial covenants including minimum tangible net worth and EBITDA. The credit facility prohibits the payment of cash dividends on common stock without the financial institution's prior written consent. At March 31, 2000, there are no borrowings under the line of credit.

The Industrial Revenue Bond ("IRB") bears interest at a variable rate, which is based on the existing market rates for comparable outstanding tax-exempt bonds (5.6 percent and 4.1 percent at December 31, 1999 and March 31, 2000, respectively), not to exceed 12 percent. The IRB is secured by a letter of credit by a financial institution, which holds 100 percent participation in the letter of credit and has a security interest in certain equipment. The bond matures in November 2000.

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

Quarter Ended March 31, 2000 vs. March 31, 1999

Net Sales. Net sales for the quarter were $14.8 million, up 9.1% from the first quarter of 1999. Shipments to customers for ultimate assembly into Boeing commercial aircraft represented 56.8% in 1999 of net sales for the quarter. During the quarter, shipments on the 737NG were $3.9 million, up $0.6 million from the first quarter of 1999. The Company's strategic plan to diversify its customer and aircraft base has begun to show some results. In the first quarter of 2000, shipments on Gulfstream's G-IV and G-V were $2.0 million, up $1.2 million from 1999. Also, new contracts for tools and parts on Lockheed Martin's F-16 contributed $0.8 million in 2000, up $0.5 million from 1999. Sales on Boeing military aircraft were down $0.7 million in the first quarter of 2000 to $0.5 million. Shut down of the F-15 production line accounted for $0.6 million of this decrease.

Gross Profit. Gross profit during the first quarter of 2000 was $2.2 million (15.2% of net sales), down from $3.1 million (22.5% of net sales). Manufacturing costs were negatively impacted by start up costs on newer contracts, including components and assemblies for the under-wing fuselage of the 767 and winglets for the 737NG. The start-up of this new work has also required the Company to sub-contract certain components and tooling to meet customer delivery dates, driving up manufacturing costs by $0.4 million.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased in the first quarter of 2000 by $0.6 million. Included in SG&A is a one-time charge of $0.4 million to establish a reserve for exposure related to a customer implementing a reorganization plan. An increase in professional services accounted for $0.1 million.

Liquidity and Capital Resources

The Company decreased its cash reserves during the first quarter of 2000 by $1.1 million, net of investments in marketable equity securities purchased of $0.5 million. Cash flow used by operations was $0.2 million as the increased revenue during the quarter caused a growth in accounts receivable of $0.7 million. Accounts payable decreased by $0.4 million, mainly attributable to payments for property taxes.

Capital expenditures were higher than expected as the Company replaced a bladder press in its Wichita facility at a total cost of $0.6 million. The old bladder press is being repaired and will likely be offered for sale during 2000. The Company also purchased four drop hammers for $0.2 million to support a new program. The Company expects to limit capital expenditures to $1.5 million for the balance of the year.

Impact of Year 2000

The advent of the year 2000 posed certain technological challenges resulting from concern that computer technologies that recognized and processed calendar years by the last two digits rather than all four digits of each year (e.g. "98" for "1998") would not properly process the year 2000 and subsequent years. The risks to the Company and the Company's Year 2000 plan and related mitigation efforts had been described in the Company's most recent quarterly report on Form 10-Q for the quarter ended September 30, 1999.

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


                                     PART II

                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)      See Exhibit Index.

(b) No current reports on Form 8-K have been filed by the Company during the quarter ended March 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   LMI AEROSPACE, INC.



Date:  May 15, 2000                By:  /s/ Lawrence E. Dickinson
                                       -----------------------------------------
                                       Lawrence E. Dickinson
                                       Chief Financial Officer and Secretary

                                  EXHIBIT INDEX

   Exhibit Number           Description
   --------------           -----------

        27               Financial Data Schedule