Form 10-Q
period 2000-06-30
LMI AEROSPACE INC
filed 2000-08-14
CIK 1059562

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2000.

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

          Yes   X       No
               ----         -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of class                     Number of Shares outstanding
of Common Stock                    as of June 30, 2000
---------------                    -----------------------------

Common Stock, par value                      8,239,953
$.02 per share                               ---------

                               LMI AEROSPACE, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                   FOR THE FISCAL QUARTER ENDING JUNE 30, 2000

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS (UNAUDITED)

         Condensed Consolidated Balance Sheets as of December 31, 1999 and June 30, 2000

         Condensed Consolidated Statements of Operations for the three months and the six months ending June 30, 1999 and 2000

         Condensed Consolidated Statements of Cash Flows for the six months ending June 30, 1999 and 2000

         Notes to Unaudited Condensed Consolidated Financial Statements


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                           PART II. OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


Item 6.  EXHIBITS AND REPORTS ON Form 8-K



SIGNATURE PAGE


EXHIBIT INDEX

                               LMI Aerospace, Inc.
                      Condensed Consolidated Balance Sheets
             (Amounts in thousands, except share and per share data)

                                                     December 31,       June 30,
                                                         1999             2000
                                                                     (unaudited)
                                                    ----------------------------
Assets
Current assets:
   Cash and cash equivalents                           $ 5,908         $  4,217
   Investments                                              --              839
   Trade accounts receivable                             6,947            7,884
   Inventories                                          15,311           15,514
   Prepaid expenses                                        226              305
   Other current assets                                    956              311
   Deferred income taxes                                   720              720
                                                    ----------------------------
Total current assets                                    30,062           29,790

Property, plant, and equipment, net                     22,345           21,521
Other assets                                             2,262            2,505
                                                    ----------------------------
                                                      $ 54,669         $ 53,816
                                                    ============================

Liabilities and stockholders' equity
  Current liabilities:
   Accounts payable                                   $  4,020         $  3,559
   Accrued expenses                                      2,028            2,148
   Current installments of long-term debt                2,597            2,590
                                                    ----------------------------
Total current liabilities                                8,645            8,297

Long-term debt, less current installments                  134               90
Deferred income taxes                                    1,404            1,404
                                                    ----------------------------
Total noncurrent liabilities                             1,538            1,494

Stockholders' equity:
   Common stock of $.02 par value; authorized
     28,000,000 shares; issued
     8,734,422 at December 31, 1999
     and at June 30, 2000                                  175              175
   Additional paid-in capital                           26,164           26,164
   Treasury Stock, at cost, 521,174 and
     494,469 shares in 1999
     and 2000                                           (3,046)          (2,855)
   Accumulated other comprehensive income (loss)            --             (115)
   Retained earnings                                    21,193           20,656
                                                    ----------------------------
Total stockholders' equity                              44,486           44,025
                                                    ----------------------------
                                                      $ 54,669        $  53,816
                                                    ============================

See accompanying notes.



                               LMI Aerospace, Inc.
                 Condensed Consolidated Statements of Operations
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                For the Three Months                   For the Six Months
                                                  Ended June 30                          Ended June 30
                                             1999               2000              1999               2000
                                       --------------------------------------------------------------------

Net sales                                 $ 12,449           $ 13,735          $ 25,979           $ 28,496
Cost of sales                                9,896             11,927            20,325             24,447
                                       --------------------------------------------------------------------
Gross profit                                 2,553              1,808             5,654              4,049

Selling, general, and administrative
expenses                                     2,176              2,169             4,123              4,705
                                       --------------------------------------------------------------------
Income (loss) from operations                  377               (361)            1,531               (656)

Interest income (expense)                       50                (19)              150                 (2)
                                       --------------------------------------------------------------------

Income (loss) before income taxes              437               (380)            1,681               (658)
Provision for (benefit from) income
taxes                                           42               (133)              482               (230)
                                       --------------------------------------------------------------------
Net income (loss)                           $  385            $  (247)         $  1,199            $  (428)
                                       ====================================================================

Net income (loss) per common share
                                            $  .05            $ (0.03)           $  .14            $ (0.05)
                                       ====================================================================

Net income (loss) per common share
   - assuming dilution                      $  .05            $ (0.03)           $  .14            $ (0.05)
                                       ====================================================================

Weighted average common shares
   outstanding                           8,258,720          8,203,395         8,276,591          8,205,932
                                       ====================================================================
Weighted average dilutive stock
   options outstanding                     116,181                  0           122,507                  0
                                       ====================================================================

See accompanying notes.


                               LMI Aerospace, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (Amounts in thousands)
                                   (Unaudited)

                                                           For the Six Months
                                                              Ended June 30
                                                          1999            2000
                                                     --------------------------
Operating activities
Net income (loss)                                      $ 1,199         $  (428)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Net cash provided by operating activities:
     Depreciation and amortization                       1,552           1,789
     Changes in operating assets and liabilities:
       Trade accounts receivable                          (227)           (943)
       Inventories                                      (1,162)           (204)
       Prepaid expenses and other assets                  (307)            (89)
       Income taxes payable                               (469)            583
       Accounts payable                                   (652)           (461)
       Accrued expenses                                   (379)            241
                                                     ---------------------------
Net cash from operating activities                        (445)            488

Investing activities
Additions to property, plant, and equipment, net        (2,735)         (1,135)
Purchases of investments                                  (210)           (954)
Proceeds from sale of investments, net                   1,460              --
                                                     --------------------------
Net cash from investing activities                      (1,485)         (2,089)

Financing activities
Principal payments on long-term debt                       (82)            (50)
Treasury stock transactions, net                        (1,151)            (40)
Proceeds from exercise of stock options                     12              --
                                                     --------------------------
Net cash from financing activities                      (1,221)            (90)
Activities

Net change in cash and cash equivalents                 (3,151)         (1,691)
Cash and cash equivalents, beginning of period          11,948           5,908
                                                     --------------------------
Cash and cash equivalents, end of period              $  8,794        $  4,217
                                                     ==========================


See accompanying notes.

                               LMI Aerospace, Inc.
              Notes to Condensed Consolidated Financial Statements
         (Dollar amounts in thousands, except share and per share data))
                                   (Unaudited)
                                  June 30, 2000

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the SEC.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investments

The Company's investments in marketable equity securities are classified as "available-for-sale" and are carried at fair market value, with the unrealized gains or losses included, in accumulated other comprehensive income (loss) in shareholder's equity.

2.   Acquisitions

On December 27, 1999, the Company acquired certain assets and liabilities of U.S. Hayakawa Industries, Inc. ("Hayakawa"), an aerospace sheet metal manufacturing and machining firm based in Mukilteo, Washington. Hayakawa had annual sales of approximately $3,500 in 1999. The Company moved Hayakawa's sheet metal production work and most of its machining work to the Company's facility in Auburn, Washington, with the remainder of the machining work going to the Company's facility in Irving, Texas. The purchase price was approximately $1,600 in cash. The excess of the purchase price over the fair market value of the net assets acquired, totaling $723, was allocated to goodwill, and is being amortized over a 10-year period on a straight-line basis.

3.   Inventories

Inventories consist of the following:

                                                December 31,           June 30,
                                                   1999                 2000
                                            ------------------------------------
Raw materials                                      $ 4,140             $ 4,021
Work in process                                      4,053               3,941
Finished goods                                       7,118               7,552
                                            ------------------------------------
                                                  $ 15,311            $ 15,514
                                            ====================================

4.   Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

                                               December 31,           June 30,
                                                    1999                 2000
                                              ----------------------------------
Land                                            $      705             $    705
Buildings                                           11,873               11,938
Machinery and equipment                             24,522               24,766
Leasehold improvements                                 770                  792
Construction in progress                               114                  476
Other assets                                         1,096                1,018
                                              ----------------------------------
                                                    39,080               39,695
Less accumulated depreciation                       16,735               18,174
                                              ----------------------------------
                                                  $ 22,345             $ 21,521
                                              ==================================

5. Long-Term Debt

Long-term debt consists of the following:

                                                 December 31,           June 30,
                                                     1999                 2000
                                              ----------------------------------
Industrial Development Revenue Bond,
   interest payable monthly,
   at a variable rate                               $ 2,500             $ 2,500
Notes payable, principal and interest
   payable monthly, at fixed rates,
   ranging from 8.78% to 9.56%
                                                        215                 175
Capital lease obligations                                16                   5
                                              ----------------------------------
                                                      2,731               2,680
Less current installments                             2,597               2,590
                                              ----------------------------------
                                                    $   134             $    90
                                              ==================================


On March 31, 1998, the Company obtained a $15,000 unsecured line of credit with a financial institution to fund various corporate needs. Interest is payable monthly based on a quarterly cash flow leverage calculation and the LIBOR rate. This facility matures on October 31, 2000 and requires compliance with certain non-financial and financial covenants including minimum tangible net worth and EBITDA. The credit facility prohibits the payment of cash dividends on common stock without the financial institution's prior written consent. At June 30, 2000, there were no borrowings under the line of credit.

The Industrial Development Revenue Bond ("IRB") bears interest at a variable rate, which is based on the existing market rates for comparable outstanding tax-exempt bonds (5.6 percent and 3.8 percent at December 31, 1999 and June 30, 2000, respectively), not to exceed 12 percent. The IRB is secured by a letter of credit by a financial institution, which holds 100 percent participation in the letter of credit and has a security interest in certain equipment. The bond matures in November 2000.

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

7.   Profit Sharing Contribution

On June 6, 2000, the Company fulfilled its 1999 profit sharing obligation by transferring 40,105 shares of stock out its treasury account to the financial institution that acts as the trustee of the profit sharing trust.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following report contains forward-looking statements based on the beliefs of the Company and are subject to certain risks and uncertainties. These statements can be identified by forward-looking words such as "expect", "believe", anticipate", "goal", "plan", "intend", "estimate", "may", "will", or similar words. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below as well as those factors set forth in the Company's other filings with the Securities and Exchange Commission.

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

Results of Operations

Quarter ended June 30, 2000 vs. the Quarter ended June 30, 1999

Net Sales. Net sales for the quarter ended June 30, 2000 were $13.7 million, up from $12.4 million in 1999. Total shipments on Boeing commercial aircraft were $7.8 million (56.9% of net sales) in the second quarter of 2000 compared with $6.3 million (50.8% of net sales) in 1999. Net sales increased on most Boeing models, led by sales on the 737 NG, which contributed $3.7 million in the quarter, up from $2.9 million in 1999. The increased sales on the 737 NG were primarily the result of an increase in the production rate to 24 ship sets per month and new parts the Company is producing for Boeing Kansas. Sales were also higher on the 747 model, which generated $1.9 million in 2000 compared to $1.4 million in 1999. Looking ahead, the Company was notified during the 2nd quarter that its contract to produce the leading edge wing components for the 737 NG with Boeing Tulsa will not be renewed. The project accounted for approximately $2.4 million during the second quarter of 2000, or 16% of total revenues for that period, and approximately $2 million in 1999, or 15% of the Company's total revenues for that period. Production under this contract is expected to end in the 2nd quarter of 2001, and the Company is now actively marketing this capacity.

The Company's participation on Gulfstream's G-IV and G-V aircraft increased to $1.8 million in 2000 from $1.4 million in 1999, primarily the result of a contract for steel components the Company won in 1999. Sales for the Lockheed F-16 were $0.7 million in 2000, up from $0.3 million in 1999 due to new components awarded to the Company in late 1999. The Company's sales on Boeing military aircraft, which were negatively impacted by the shut down of production of the F-15, were $0.3 million in 2000, down from $1.3 million in 1999.

Gross Profit. The Company's gross profit was $1.8 million (13.2% of net sales) in 2000, down from $2.6 million (20.5% of net sales) in 1999. Margins were adversely affected by higher raw material costs relative to sales, higher sub contracted costs, the impact of negotiated price reductions, and losses on two start-up contracts.

Selling,   General,   and  Administrative   Expenses.   Selling,   general,  and
administrative expenses were unchanged in 2000 as compared to 1999.

Income Taxes. The Company continues to record income taxes at a rate of 35%. However, in the 2nd quarter of 1999, the Company recorded a benefit of $0.1 million in state tax refunds.

Six Months ended June 30, 2000 vs. the Six Months ended June 30, 1999

Net Sales. Net sales for the six months ended June 30, 2000 were $28.5 million, up 9.7% from 1999. Sales on Boeing commercial models contributed $15.9 million in 2000, up from $14.0 million in 1999. Shipments on the 737 NG were $7.5 million in 2000, up from $6.3 million in 1999. Included in the sales for the 737 NG was $4.8 million in 2000 and $4.0 million from the contract with Boeing Tulsa that the Company expects to terminate in the 2nd quarter of 2001. Please see the discussion of net sales for the second quarter of 2000 for more information on the Boeing Tulsa contract. The Company's contract with Vought Aircraft to provide various assemblies used in the fuselage of the 767 increased sales on that aircraft to $1.9 million in 2000, up from $1.4 million in 1999.

Sales on Gulfstream's G-IV and G-V increased to $3.8 million in 2000 from $2.2 million in 1999. Also, sales on the F-16 increased to $1.5 million in 2000 from $0.6 million in 1999. The drop in sales on Boeing's military aircraft was $1.7 million, dipping to $0.8 million. The majority of this decline, $1.1 million was due to the shut down of the F-15 production line.

Gross Profit. The Company's gross profit declined to $4.0 million in 2000 from $5.7 million in 1999. Margins were adversely affected by higher raw material costs relative to sales, higher sub contracted costs, the impact of negotiated price reductions, and losses on two start-up contracts.

Selling, General, and Administrative Expenses. Selling, general and administrative expenses increased to $4.7 million during 2000 from $4.1 million in 1999. This increase was primarily caused by a loss reserve established by the Company or $0.4 million to cover the bankruptcy of a customer.

Liquidity and Capital Resources

During the six months ended June 30, 2000, the Company's cash balance decreased $1.7 million. Of significant impact were capital expenditures of $1.1 million, marketable securities of $0.9 million, and operating cash generated of $0.5 million.

The Company has significantly curtailed capital expenditures. Included in the $1.1 million of additions this year is a $0.6 million replacement of a bladder press in the Company's Wichita, KS facility that was unplanned. Even with this unexpected replacement, the Company intends to restrict capital expenditures below $2.0 million for the year.

The Company's line of credit expires at the end of the 3rd quarter of 2000. Negotiations for a new line of credit are under way and are expected to be finalized prior to the expiration date.

The Company has a $2.5 million bond payment due in November 2000 and intends to pay this balance from its' current cash balance.

                                     PART II

                                OTHER INFORMATION

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         The Annual Meeting of Shareholders was held on May 24, 2000.

         At the Meeting, the shareholders voted for the election of both persons nominated by management to be Class II Directors. The votes for these nominated Directors were as follows:

         Name                           Votes For                 Votes Withheld
         ----                           ---------                 --------------

         Thomas M. Gunn                 7,052,075                       58,600
         Alfred H. Kerth III            7,052,075                       58,600
         Thomas Unger                   7,052,075                       58,600

         At the Meeting, the shareholders also voted for a proposal to adopt the Amended and Restated LMI Aerospace, Inc. 1998 Stock Option Plan

                                        Votes For                 Votes Withheld
                                        ---------                 --------------

                                        7,033,275                      77,400


         At the Meeting, the shareholders also voted for the ratification of the selection of Ernst & Young LLP to serve as the Company's independent auditor. The votes for such ratification were as follows:

                                        Votes For                 Votes Withheld
                                        ---------                 --------------

                                        7,104,475                      6,200


Item 6.     EXHIBITS AND REPORTS ON FORM 8-K.


    (a)     See Exhibit Index.

    (b) No current reports on Form 8-K have been filed by the Company during the quarter ended June 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LMI AEROSPACE, INC.



Date:  August 14, 2000              By:  /s/ Lawrence E. Dickinson
                                         --------------------------------------
                                         Lawrence E. Dickinson
                                         Chief Financial Officer and Secretary

                                  EXHIBIT INDEX


   Exhibit Number        Description
   --------------        -----------

        27               Financial Data Schedule