Form 10-Q
period 2000-09-30
LMI AEROSPACE INC
filed 2000-11-14
CIK 1059562

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

| X |     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2000.

|   |     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from _______________ to _________________.

Commission file number:   0-24293

LMI AEROSPACE, INC.

(Exact name of registrant as specified in its charter)

MISSOURI (State or Other Jurisdiction of Incorporation or Organization)	43-1309065 (I.R.S. Employer Identification No.)

3600 MUELLER ROAD ST. CHARLES, MISSOURI (Address of Principal Executive Offices)	63302 (ZIP Code)

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

      Yes        X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of class of Common Stock	Number of Shares outstanding as of November 14, 2000

Common Stock, par value $.02 per share	8,133,153

LMI AEROSPACE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDING SEPTEMBER 30, 2000

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Balance Sheets as of December 31, 1999 and September 30, 2000

Condensed Consolidated Statements of Operations for the three months and the nine months ending September 30, 1999 and 2000

Condensed Consolidated Statements of Cash Flows for the nine months ending September 30, 1999 and 2000

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON Form 8-K

SIGNATURE PAGE

EXHIBIT INDEX

LMI Aerospace, Inc.

Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

                                               DECEMBER 31,       SEPTEMBER 30,
                                                   1999                2000
                                                                   (UNAUDITED)
                                             -----------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                      $ 5,908            $  3,373
   Investments                                         --                 510
   Trade accounts receivable, net                   6,941               7,901
   Inventories                                     15,311              14,876
   Prepaid expenses                                   226                 307
   Other current assets                               956                 852
   Deferred income taxes                              720                 720
                                             -----------------------------------
Total current assets                               30,062              28,539

Property, plant, and equipment, net                22,345              20,973
Other assets                                        2,262               2,410
                                             -----------------------------------
                                                 $ 54,669            $ 51,922
                                             ===================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                              $  4,020            $  2,845
   Accrued expenses                                 2,028               2,493
   Current installments of long-term debt           2,597               2,587
                                             -----------------------------------
Total current liabilities                           8,645               7,925

Long-term debt, less current installments             134                  68
Deferred income taxes                               1,404               1,404
                                             -----------------------------------
Total noncurrent liabilities                        1,538               1,472

Stockholders' equity:
   Common stock of $.02 par value;
     authorized 28,000,000
     shares; issued 8,734,422 at December
     31, 1999 and at September 30, 2000               175                 175
   Additional paid-in capital                      26,164              26,164
   Treasury Stock, at cost, 521,175
     and 561,269 shares in 1999
     and 2000                                      (3,046)             (3,027)
   Accumulated other comprehensive loss                --                (444)
   Retained earnings                               21,193              19,657
                                             -----------------------------------
Total stockholders' equity                         44,486              42,525
                                             -----------------------------------
                                                 $ 54,669           $  51,922
                                             ===================================

See accompanying notes.

LMI Aerospace, Inc.

Condensed Consolidated Statements of Operations (Amounts in thousands, except per share data) (Unaudited)

                                              FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                               ENDED SEPTEMBER 30              ENDED SEPTEMBER 30
                                              1999            2000           1999            2000
                                       -------------------------------------------------------------

Net sales                                 $ 12,382         $ 12,911       $ 38,362         $ 41,407
Cost of sales                               11,345           12,204         31,670           36,651
                                       -------------------------------------------------------------
Gross profit                                 1,037              707          6,692            4,756

Selling, general, and
  administrative expenses                    2,031            2,248          6,155            6,953
                                       -------------------------------------------------------------
Income/(loss) from operations                 (994)          (1,541)           537           (2,197)

Interest income                                 54                5            203                2
                                       -------------------------------------------------------------

Income/(loss) before income taxes             (940)          (1,536)           740           (2,195)
(Provision)/benefit for income taxes
                                              (329)            (538)           152             (768)
                                       -------------------------------------------------------------
Net income/(loss)                           $ (611)          $ (998)        $  588        $  (1,427)
                                       =============================================================

Net income/(loss) per common share
                                           $ (.08)           $ (.12)         $ .07           $ (.17)
                                       =============================================================

Net income/(loss) per common share
   - assuming dilution                     $ (.08)           $ (.12)         $ .07           $ (.17)
                                       =============================================================

Weighted average common shares
   outstanding                           8,128,803        8,216,070      8,226,799        8,209,433
                                       =============================================================
Weighted average dilutive stock
   options outstanding                     102,814                0        117,475            3,306
                                       =============================================================

See accompanying notes.

LMI Aerospace, Inc.

Condensed Consolidated Statements of Cash Flows (Amounts in thousands) (Unaudited)

                                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                                                1999              2000
                                                      ------------------------------------
OPERATING ACTIVITIES
Net income/(loss)                                            $   588         $  (1,427)
Adjustments to reconcile net income/(loss) to

net cash provided by operating activities:
   Net cash provided by operating activities:
     Depreciation and amortization                            2,422              2,719
     Changes in operating assets and liabilities:
       Trade accounts receivable                                (44)              (960)
       Inventories                                             (972)               433
       Prepaid expenses and other assets                       (688)              (106)
       Income taxes payable                                    (442)                31
       Accounts payable                                         (97)            (1,175)
       Accrued expenses                                        (655)               587
                                                      -------------------------------------
Net cash provided by operating activities                       112                102

INVESTING ACTIVITIES
Additions to property, plant, and equipment, net             (4,048)            (1,395)
Purchases of investments                                       (210)              (954)
Proceeds from sale of investments, net                        1,460                 --
                                                      ------------------------------------
Net cash used by investing activities                        (2,798)            (2,349)

FINANCING ACTIVITIES
Principal payments on long-term debt                           (113)               (76)
Treasury stock transactions, net                             (1,167)              (212)
Proceeds from exercise of stock options                          12                 --
                                                      ------------------------------------
Net cash used by financing activities                        (1,268)              (288)

Net decrease in cash and cash equivalents                    (3,954)            (2,535)
Cash and cash equivalents, beginning of period               11,945              5,908
                                                      ------------------------------------
Cash and cash equivalents, end of period                   $  7,991           $  3,373
                                                      ====================================

See accompanying notes.

LMI Aerospace, Inc.

Notes to Condensed Consolidated Financial Statements (Dollar amounts in thousands, except share and per share data)) (Unaudited) September 30, 2000

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the SEC.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.   Acquisitions

On December 27, 1999, the Company acquired certain assets and liabilities of U.S. Hayakawa Industries, Inc. (“Hayakawa”), an aerospace sheet metal manufacturing and machining firm based in Mukilteo, Washington. Hayakawa had annual sales of approximately $3.5 million in 1999. The Company moved Hayakawa’s sheet metal production work and most of its machining work to the Company’s facility in Seattle, Washington, with the remainder of the machining work going to the Company’s facility in Irving, Texas. The purchase price was approximately $1,600 in cash. The excess of the purchase price over the fair market value of the net assets acquired, totaling $723, was allocated to goodwill, and is being amortized over a 10-year period on a straight-line basis.

3.   Inventories

Inventories consist of the following:
                                    DECEMBER 31,        SEPTEMBER 30,
                                        1999                 2000
                                ------------------------------------------
Raw materials                          $ 4,140             $ 3,944
Work in process                          4,053               3,135
Finished goods                           7,118               7,797
                                ------------------------------------------
                                      $ 15,311            $ 14,876
                                ==========================================

4.   Property, Plant, and Equipment

Property, plant, and equipment consist of the following:
                                      DECEMBER 31,        SEPTEMBER 30,
                                          1999                 2000
                                  ------------------------------------------
Land                                   $      705             $    705
Buildings                                  11,873               12,078
Machinery and equipment                    24,522               24,944
Leasehold improvements                        770                  797
Construction in progress                      114                  406
Other assets                                1,096                1,025
                                  ------------------------------------------
                                           39,080               39,995
Less accumulated depreciation              16,735               18,982
                                  ------------------------------------------
                                         $ 22,345             $ 20,973
                                  ==========================================

5.   Long-Term Debt

Long-term debt consists of the following:
                                               DECEMBER 31,        SEPTEMBER 30,
                                                   1999                 2000
                                            ------------------------------------
Industrial Development Revenue Bond,
   interest payable monthly, at
   a variable rate                                $ 2,500             $ 2,500
Notes payable, principal and interest
   payable monthly, at fixed rates,
   ranging from 8.78% to 9.56%                        215                 155
Capital lease obligations                              16                   -
                                            ------------------------------------
                                                    2,731               2,655
Less current installments                           2,597               2,587
                                            ------------------------------------
                                                  $   134             $    68
                                            ====================================

On March 31, 1998, the Company obtained a $15,000 unsecured line of credit with a financial institution to fund various corporate needs. Interest is payable monthly based on a quarterly cash flow leverage calculation and the LIBOR rate. This facility matures on October 31, 2000 and requires compliance with certain non-financial and financial covenants including minimum tangible net worth and EBITDA. The Company is negotiating with a financial institution for a one-year revolving line of credit of $7,000 and expects to finalize these negotiations by year-end.

The Industrial Revenue Bond (“IRB”) bears interest at a variable rate, which is based on the existing market rates for comparable outstanding tax-exempt bonds (4.2 percent and 3.8 percent at December 31, 1999 and September 30, 2000, respectively), not to exceed 12 percent. The IRB is secured by a letter of credit by a financial institution, which holds 100 percent participation in the letter of credit and has a security interest in certain equipment. The bonds mature on November 1, 2000.

The Company entered into various notes payable for the purchase of certain equipment. The notes are payable in monthly installments including interest (ranging from 8.78 percent to 9.56 percent through November 2002). The notes payable are secured by equipment.

6.   Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following report contains forward-looking statements based on the beliefs of the Company and are subject to certain risks and uncertainties. The Company’s actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below as well as those factors set forth in the Company’s other filings with the Securities and Exchange Commission.

Overview

LMI Aerospace, Inc. is a leader in fabricating, machining and integrating of formed, close tolerance aluminum, and specialty alloy components for use by the aerospace industry. The Company has been engaged in manufacturing components for a wide variety of aerospace applications. Components manufactured by the Company include leading edge wing slats, flaps and lens assemblies; cockpit window frame assemblies; fuselage skins and supports; and passenger and cargo door frames and supports. The Company maintains multi-year contracts with leading original equipment manufacturers and primary subcontractors of commercial, corporate, regional and military aircraft. Such contracts, which govern the majority of the Company’s sales, designate the Company as the sole supplier of the aerospace components sold under the contracts. Customers include Boeing, Lockheed Martin, Northrop Grumman, Gulfstream, Learjet, Canadair, DeHavilland and PPG. The Company manufactures more than 15,000 parts for integration into such models as Boeing’s 737, 747, 757, 767 and 777 commercial aircraft and F-15, F/A-18, C-17 military aircraft, Canadair’s RJ regional aircraft, Gulfstream’s G-IV and G-V corporate aircraft, and Lockheed Martin’s F-16 and C-130 military aircraft.

Results of Operations

Quarter ended September 30, 2000 versus September 30, 1999

Net Sales. Net sales for the quarter ended September 30, 2000 were $12.9 million, up $0.5 million from the prior year. This rise was due to increased sales on Boeing commercial aircraft which generated $7.7 million (59.7% of net sales) in the quarter compared to $6.8 million (54.8% of net sales) in 1999. Sales for the 747 were up $0.5 million ($1.7 million in 2000 compared to $1.2 million in 1999) and the 767 generated $0.4 million of additional sales ($1.0 million in 2000 compared to $0.6 million in 1999). The increase in the 747 sales reflects the relatively low sales in 1999 as Boeing was adjusting inventory levels. The increase in 767 sales is primarily the result of a contract for various fuselage assemblies the Company won late in 1999.

Net sales on military aircraft were down for the quarter. Sales on Boeing’s military aircraft were $0.2 million in 2000 compared to $0.8 million in 1999 due to a lack of re-orders for the F-18. Offsetting this decline was an increase in sales on Lockheed Martin’s F-16, rising to $0.4 million in the quarter, up from $0.2 million in 1999, due primarily to orders for additional components the Company was awarded early in 2000.

Gross Profit. Gross profit for the quarter was $0.7 million (5.5% of net sales), down from $1.0 million (8.4% of net sales) in 1999. During the quarter, the Company continued to be negatively impacted by the low level of net sales, which reduces the Company’s ability to cover its fixed costs.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses were up $0.2 million in the quarter, rising to $2.2 million. This increase is primarily attributable to payroll expenses.

Nine Months ended September 30, 2000 versus September 30, 1999

Net Sales. Net sales for the first nine months of 2000 were $41.4 million, up $3.0 million from 1999. Boeing commercial aircraft provided an additional $3.2 million of net sales, rising to $23.6 million (57.0% of net sales) in 2000 from $20.4 million (53.1% of net sales) in 1999. Increased production rates on the 737 NG generated an additional $1.4 million of net sales ($11.0 million in 2000 compared to $9.6 million in 1999). Sales on the 747 were $5.3 million in 2000 compared to $4.2 million in 1999, primarily the result of a return to normal ordering patterns for this aircraft from lower levels in 1999 as Boeing adjusted its inventory levels to lower production rates. A new contract in 2000 with Vought Aircraft for fuselage assemblies on the 767 added $0.8 million of net sales, raising total net sales on that aircraft in 2000 to $2.8 million.

The Company benefited from a new contract to produce steel components for Gulfstream’s G-IV and GV, increasing net sales on that program to $5.6 million for the first nine months of 2000, up from $3.7 million in 1999. Sales on the F-16 more than doubled to $1.9 million in 2000 from $0.8 million, the result of contract awards for components not previously produced by the Company. Sales on Boeing military aircraft were down $2.1 million in 2000 to $1.0 million, primarily due to the shut down of the F-15 line at Boeing St. Louis and a lack of re-orders on the F-18 program.

Gross Profit. Gross profit was $4.8 million (11.5% of net sales) in 2000, down from $6.7 million (17.4% of net sales) in 1999. Gross profit continues to be negatively impacted by inadequate revenue on certain programs, including assemblies for the 767 fuselage. The Company is in varying stages of discussion with certain customers to either increase pricing or return the work. Additionally, short lead times from customers and new work requiring new processes and tooling have caused the Company to increase purchases from subcontractors, increasing manufacturing costs by $1.3 million. The Company is facilitizing, where appropriate, to reduce purchases of these subcontracted items.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses were $7.0 million in 2000, up from $6.2 million in 1999. The primary cause of this increase was a $0.4 million reserve established for a bankrupt customer and an increase in payroll expenses of $0.2 million.

Income Taxes. The Company’s provision for income taxes was calculated at a rate of 35% in both 1999 and 2000. However, the Company recognized a benefit of state tax refunds of $0.1 million in 1999.

Liquidity and Capital Resources

Cash decreased $2.5 million during the nine months ended September 30, 2000. Capital expenditures moderated in the third quarter, bringing year to date spending to $1.4 million. The Company has ordered equipment it expects to receive in the fourth quarter of $1.0 million for added capability for tooling and commercial sheet metal production.

Cash flow from operations was $0.1 million. Accounts payable dropped $1.2 million in 2000, principally due to a change in funding for health insurance. The Company moved to a self-insured health insurance plan which reduced payables by approximately $0.6 million and increased accrued liabilities by $0.2 million.

Subsequent to September 30, 2000, the Company funded the $2.5 million of industrial revenue bonds due November 1, 2000 from its corporate accounts. In addition, the Company is in negotiations to extend its lending agreement with its current lender to fund general corporate needs.

PART II

OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)	See Exhibit Index.

(b)	No current reports on Form 8-K have been filed by the Company during the quarter ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LMI AEROSPACE, INC.

Date: November 14, 2000	By: /s/ Lawrence E. Dickinson Lawrence E. Dickinson Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Description

27	Financial Data Schedule