Form 10-K
period 2000-12-31
LMI AEROSPACE INC
filed 2001-03-29
CIK 1059562

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

| X |     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2000.

|   |     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from _______________ to _________________.

Commission file number:   0-24293

LMI AEROSPACE, INC.
(Exact name of registrant as specified in its charter)

MISSOURI (State or Other Jurisdiction of Incorporation or Organization)	43-1309065 (I.R.S. Employer Identification No.)

3600 MUELLER ROAD ST. CHARLES, MISSOURI (Address of Principal Executive Offices)	63302-0900 (ZIP Code)

     (636) 946-6525
(Registrant's Telephone Number, Including Area Code)

Securities to be registered pursuant to Section 12(b) of the Act:      None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock, $.02 par value
(Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes        X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    [ X  ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $5,338,409 (computed by reference to the closing price of such voting stock on the NASDAQ National Market on March 27, 2001 of $2.16).

There were 8,080,518 total shares of common stock outstanding as of March 27, 2001.

Documents Incorporated by Reference

1)     The following document is incorporated into this Report by reference:

Part III: Portions of the definitive proxy statement of the Registrant (to be filed pursuant to Regulation 14(A) for Registrant’s 2001 Annual Meeting of Shareholders, which involves the election of directors), are incorporated by reference into Items 10, 11, 12 and 13 to the extent stated in such items.

Forward-Looking Statements

Any forward-looking statements set forth in this report are necessarily subject to uncertainties and risks. When used in this report, the words “believes,” “anticipates,” “intends,” “plans,” “projects,” “estimate,” “expects” and similar expressions are intended to identify forward-looking statements. Actual results could be materially different from those reflected in such forward-looking statements as a result of various factors. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                TABLE OF CONTENTS

Item No.                                                                   Page
--------                                                                   ----
                                     PART I
1        Business                                                             1

2        Properties                                                           9

3        Legal Proceedings                                                   10

4        Submission of Matters to a Vote of Security Holders                 10

4(a)     Executive Officers of the Registrant                                10

                                     PART II

5        Market for Registrant's Common Equity and Related
         Stockholder Matters                                                 12

6        Selected Financial Data                                             14

7        Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           15

7A       Quantitative and Qualitative Disclosures about Market Risk          17

8        Financial Statements and Supplementary Data                         17

9        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                    PART III

10       Directors and Executive Officers of Registrant                      32

11       Executive Compensation                                              32

12       Security Ownership of Certain Beneficial Owners and
         Management                                                          33

13       Certain Relationships and Related Transactions                      33

                                     PART IV

14       Exhibits, Financial Statement Schedules and Reports
         on Form 8-K                                                         34

PART I

Item 1. Business.

General Overview

LMI Aerospace, Inc. (the “Company”) is a leader in fabricating, machining, finishing and integrating formed, close tolerance aluminum and specialty alloy components for use by the aerospace industry. For over 50 years, the Company has been engaged in manufacturing components for a wide variety of aerospace applications. Components manufactured by the Company include leading edge wing slats, flaps and lens assemblies; cockpit window frame assemblies; fuselage skins and supports; and passenger and cargo door frames and supports. The Company maintains multi-year contracts with leading original equipment manufacturers (“OEMs”) and primary subcontractors (“Primes”) of commercial, corporate, regional and military aircraft. Such contracts, which govern the majority of the Company’s sales, designate the Company as the sole supplier of the aerospace components sold under the contracts. Customers include Boeing, Lockheed Martin, Northrop Grumman, Gulfstream, Learjet, Canadair, DeHavilland and PPG. The Company manufactures more than 15,000 parts for integration into such models as Boeing’s 737, 747, 757, 767 and 777 commercial aircraft; Gulfstream’s G-IV and G-V corporate aircraft; Canadair’s RJ regional aircraft and Global Express and Challenger corporate aircraft; and Lockheed Martin’s F-16, F-22 and C-130 and Boeing’s F-15, F/A-18 and C-17 military aircraft.

In addition to supplying quality components, the Company provides its customers with value-added services, including engineered tool design, production and repair; heat treating; chemical milling; assembly; and metal finishing processes, such as polishing and painting. The Company believes that such value-added services provide significant benefits to its customers including: (i) reduced administrative costs resulting from the Company’s ability to serve as a single point of purchase for a wide array of required products and services, (ii) faster, more efficient production rates, and (iii) greater consistency in meeting scheduled delivery dates. As a result, the Company believes that its value-added services are an increasingly important factor in the selection of the Company to provide aerospace components.

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

Commercial                   Platforms
----------                   ---------

Boeing                       737 Classic, 737 Next Generation ("737NG"), 707, 727,
                             747, 757, 767 and 777
Northrop Grumman             747, 757 and 767
PPG                          737NG, 747, 767, 777 and MD-80
National Machine             737NG
Canadair                     767
Hexcel                       737NG

Corporate and Regional       Platforms
----------------------       ---------

Gulfstream                   G-IV and G-V
Canadair                     Regional Jet, Global Express and Challenger 604
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
PPG                          Citation III, VII, X and Excel
Northrop Grumman             G-IV and G-V

Military                     Platforms
--------                     ---------

Lockheed Martin              F-16 and C-130
Boeing                       AWACS, F-15, F/A-18 and C-17

The Company has a long-standing relationship with several Boeing business units, including Boeing Commercial Airplane Group, Boeing North American, Boeing Military and Boeing Helicopter. During 1998, 1999 and 2000, direct sales to Boeing business units accounted for a total of approximately 62%, 54% and 48% of the Company’s sales, respectively. According to industry sources, Boeing holds approximately a 50% share of the worldwide commercial aircraft market. The Company conducts its Boeing commercial business under a single contract. In general, this agreement provides for: (i) payment on a net 30 day basis; (ii) termination for convenience upon 30 days notice; (iii) reasonable manufacturing lead time for delivery of components; (iv) limitations on and specifications for the scope of work to be performed; and (v) pricing of components by quotes. In addition, these contracts are typically “requirements” contracts under which the purchaser commits to purchase all of its requirements of a particular component from the Company. Specific orders are placed with the Company on a periodic basis. The Company believes that its relationship with Boeing extends beyond the expressed language of the multi-year contracts. Such belief is based on, among other things, discussions with Boeing personnel, the longevity and growth of the relationship, and the Company’s experience with Boeing during occasional periods without an effective contract.

The Company also has a relationship with Gulfstream, which in 2000, accounting for 10% of the Company's consolidated revenues. The majority of the Company's sales to Gulfstrem are made pursuant to an agreement, which, among other things, provides for payment on a net 30 day basis and purchases by Gulfstream on a requirements basis.

Products

The Company is a leading fabricator, finisher and integrator of formed, close tolerance aluminum and specialty alloy components for use by the aerospace industry. For over 50 years the Company has been engaged in manufacturing components for a wide variety of aerospace applications. All components are fabricated from designs prepared and furnished by its customers. The following table describes some of the Company’s principal products (consisting of manufactured components and assemblies) and the models into which they are integrated:

PRODUCT                                          MODELS
-------                                          ------

Wing leading edge skins, flapskins      737 NG

Detail interior components              Boeing 737 Classic, 737 NG, 707, 727, 747,
                                        757, 767, 777 and C-130

Wing panels and floorbeams              747

Door assembly structural details        737 Classic, 737 NG, 747 and 757,
                                        Challenger 604, Regional Jet, F-16 and
                                        C-130

Thrust reversers and engine             G-IV, CL415, 737 Classic and 777
nacelles/cowlings

Cockpit window frames and landing       737NG, 747, 767, 777, Citation III, VII
light lens assembly                     and Excel, DC-8 and 9, MD-80, KC-10 and
                                        F-16

Fuselage and wing skin                  Models 45 and 60, Dash-8, 737 Classic, 737
                                        NG, 747, 757, 767, 777, C-130 and F-16

Structural sheet metal & extruded       Various models
components

Once a customer submits specifications for a product, the Company utilizes its engineering and planning group to evaluate and develop the tooling requirements, design the manufacturing process and prepare a product flow plan. The Company utilizes an advanced computer assisted design system to translate customer provided specifications into computer numerical control (“CNC”) instructions for use with many of the Company’s forming and milling equipment.

Backlog

The Company's backlog is displayed in the following table:

                               As of December 31,
                                  (in millions)

                                              1998        1999         2000
                                              -----       -----        -----

Total                                         $52.8       $45.5        $43.0

Portion deliverable within 12 months           35.6        37.2         35.6

Historically, cancellations of such orders have been infrequent and immaterial, however OEMs often modify purchase orders to accelerate or delay delivery dates. The level of unfilled orders at any given time during the year will be materially affected by the timing of the Company’s receipt of orders and the speed with which those orders are filled. Moreover, sales during any period may include sales which are not part of the backlog at the end of the prior period.

Manufacturing Processes

The manufacturing facilities are organized on a work center basis focusing on a particular manufacturing process. Each work center is staffed by a team of operators who are supported by a supervisor, lead operators and quality inspectors. Throughout each stage of the manufacturing and finishing processes, the Company collects, maintains and evaluates data, including customer design inputs, process scheduling, material inventory, labor, inspection results and completion and delivery dates. The Company’s information systems employ this data to provide accurate pricing and scheduling information to its customers as well as to establish production standards used to measure internal performance.

Consistent with the Company’s strategy of continually emphasizing quality, all employees participate in an on-going training program which combines classroom, hands-on and on-the-job instruction. New employees attend an extensive orientation seminar to acquaint them with the aerospace components industry and the Company’s quality expectations, history, mission, safety procedures and other rules. To motivate employees to meet and exceed the Company’s production efficiency objectives, management has implemented a bonus program under which the bonus amount payable by the Company is based on the amount of sales per paid manhour and the value of product produced.

Furthermore, through the use of lean manufacturing techniques, the Company seeks to eliminate waste generated in the movement of people, in the use of materials and products, in lengthy set-ups, in production breaks and by misused space. The Company’s lean manufacturing methods include: (i) one piece work flow as opposed to batch processing, (ii) pull versus push production control and scheduling systems, and (iii) disciplined housekeeping and organization techniques. The Company believes its training and motivation programs, combined with extensive use of lean manufacturing techniques, have greatly increased the Company’s efficiency, manufacturing capacity and profitability.

In manufacturing close tolerance components, the Company uses several forming processes to shape or “form” a “work piece” (aluminum, stainless steel or titanium sheet metal and extrusion) into components by applying pressure through impact, stretching or pressing the raw material (sheet metal or extrusion) to cause conformance to a die. The shapes may be simple with a single angle, bend or curve, or may be complex with compound contours having multiple bends and angles. Some processes incorporate heat to soften the metal prior to or during forming. Forming processes include: drop hammer, bladder press, sheet metal and extrusion stretch, skin stretch, stretch draw, hot joggle and brake forming.

The following are more detailed descriptions of several of the Company’s processes:

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

Most parts require heat treating after forming which helps to strengthen and, then through controlled cooling, harden the material. This process along with older dies and tools, can cause slight distortion which is then modified with manual forming techniques also referred to as “line-up” or “check and straighten.” The Company’s highly skilled craftsmen provide the customer with great flexibility in utilizing customer’s tools and small order quantities often associated with spares production.

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

Heat Treat and Age. Most components require heat treating and/or aging as part of the production process. The heat treating process is used to alter the temper of the material for increased formability and retention of the formed shape. The process involves heating work pieces to a prescribed temperature, usually in the range of 850 degrees to 950 degrees Fahrenheit, for a prescribed period of time. Multiple components can be heat treated at one time, so long as the prescribed process time and temperature are the same. After heating, the components are immediately submerged in a glycol solution or water to rapidly cool and suspend the hardening of the metal. The components are then refrigerated at sub-zero temperatures to retard work hardening until the forming process is completed. At ambient temperatures the metal slowly hardens. After all forming, trimming and drilling processes are complete, most components go through the age process, which involves slow heating at lower temperatures (up to 400 degrees Fahrenheit), to accelerate the hardening of the metal to its final temper.

CMM Inspection and Engineering. The computer controlled coordinate measuring machine (“CMM”) uses a computer driven touch probe to measure the accuracy of angles, contours and other features on a tool or component relative to customer defined models or coordinates permitting the Company to accurately inspect close tolerance components. The CMM also is used to reverse engineer a CAD model from an existing part.

Chemical Milling. Chemical milling is used to reduce the amount of material in specific places on a component to reduce weight within the aircraft and to facilitate the mating of components. The working piece is first coated (dipped or sprayed) with a maskant, which dries to a rubber-like finish sealing the component. The Company uses a water based maskant which is much safer for both employees and the environment than the traditional solvent based maskant. After masking, the portion of the part to be reduced is scribed out by tracing a template. These areas are then de-masked, and the part is dipped into the chemical milling tank, containing an alkaline solution, for a prescribed period of time. The solution then removes the metal in the exposed areas.

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

Consistent with the Company’s commitment to maintaining environmental and employee safety, the Tulsa facility has a state-of-the-art air circulation and filter system as well as its own waste water treatment equipment. Waste water from both the anodizing, alodining and chemical milling processes pass through the treatment equipment and all metals and toxic materials are removed, making the water safe for disposal through the normal sewer system. The metals are condensed into filter cakes which are then disposed of through certified hazardous waste disposal vendors.

Assembly. The Company completes small and medium sized assemblies, incorporating its manufactured parts and those produced by other vendors. In the assembly process the Company uses riveting, bolting, resistance and fusion welding, and bonding. Customer supplied and Company manufactured jigs and fixtures are used to ensure the proper alignment of edges and holes. The Company’s information system and the expansion of its purchasing department further increase its ability to acquire and track parts and hardware details from multiple vendors to integrate with its own components into assemblies.

Supplies and Procurement Practices

Most of the Company’s aerospace components are manufactured from aerospace quality aluminum sheet metal and extrusion. From time to time the Company, and the aerospace components industry as a whole, has experienced shortages in the availability of aerospace quality aluminum sheet metal and extrusion. Such shortages could inhibit the Company’s ability to deliver products to its customers on a timely basis.

A recent strategy adopted by the Boeing Commercial divisions, requires that Boeing subcontractors purchase aluminum sheet, aluminum extrusion and titanium sheet from TMX Aerospace (Boeing designated raw material service provider). This supply chain approach is intended to control raw material pricing and assure adequate levels of inventory for both Boeing and its supply base. Essentially, Boeing and its suppliers work in tandem to establish projected material requirements for given work statements. These material requirements are then consolidated across the supplier base. TMX places orders with the mills according to projected needs and performs inventory and administration functions related to the control of this inventory on Boeing’s behalf.

The Company believes its sources of raw materials and its relationships with its suppliers are satisfactory. While the loss of any one supplier could have a material adverse effect on the Company until alternative suppliers are located and have commenced providing products, alternative suppliers exist for substantially all of the products and services purchased by the Company.

The Company has developed procurement practices to ensure all supplies received conform to contract specifications. Through its computerized material resource planning system, the Company is able to track inventories and product ordering to optimize purchasing decisions. For cost, quality control and efficiency reasons, the Company generally purchases supplies only from vendors approved by the Company’s customers and/or with whom the Company has on-going relationships. The Company chooses its vendors primarily based on the quality of the products and services supplied, record for on-time performance and the specification of such vendors by the Company’s customers as the preferred source of supply. The Company regularly evaluates and audits its approved vendors based on their performance.

Quality Assurance and Control

The Company continually seeks to maintain high quality standards in the fabrication and processing of its products. Accordingly, the Company employs 57 full time quality control and assurance personnel. Each work order introduced to the Company’s manufacturing facilities contains an inspection plan specifying required inspection points. Quality inspectors are assigned to each work center and are trained in the testing required in connection with products passing through the assigned work center. Although a large percentage of the Company’s products are 100% inspected immediately prior to shipment by a customer employee or a customer designated Company employee, Boeing has approved a sampling inspection program for certain components using statistical process control data maintained by the Company.

In March 1998, the Company became certified as compliant with Boeing’s new D1-9000 (Rev. A) quality assurance standard. During April 1998, the Company distributed all revised procedures and integrated such new procedures with its on-going employee training program and lean manufacturing techniques to assist employees in becoming familiar with the new procedures. The Company has expanded its existing internal audit program to ensure on-going compliance.

Sales and Marketing

The Company’s sales and marketing organization consists of a director of marketing, four program managers and two independent sales representatives. The Company’s sales personnel are devoted to maintaining and expanding customer relationships through continual education of existing and potential customers with respect to the Company’s capabilities. Specifically, the Company is focused on expanding its presence in production of components for use in new corporate, regional and military aircraft and the fabrication of aftermarket spare parts. As a result, sales personnel have focused their efforts on diversifying the Company’s product mix to include aerospace programs unrelated to new commercial aircraft production.

A majority of the Company’s sales to existing customers are awarded after receipt of a request for quotation (“RFQ”). On receipt, the RFQ is preliminarily reviewed by a team consisting of members of the Company’s senior management, a program manager, an estimator and the plant manager. If the Company determines the program is adequately compatible with the Company’s capabilities and objectives, a formal response is prepared by a member of the Company’s estimator group. Although a substantial percentage of programs are awarded on a competitive bid basis, the Company has recognized a trend favoring direct pricing. In direct pricing programs, the customer submits an indicated price offer for acceptance or rejection by the Company. The Company expects that as customers seek to limit the number of suppliers, direct pricing will become increasingly common.

Competition

Components for new aircraft and replacement components for existing aircraft are provided by a large fragmented group of companies, including certain business units of or affiliates of the Company’s customers. The Company believes participants in the aerospace components industry compete primarily with respect to reliability of delivery, price and quality. Certain of the Company’s competitors, including business units affiliated with the Company’s customers, have substantially greater financial, production and other resources than the Company.

Governmental Regulations; Environmental Compliance

The Company’s operations are subject to extensive and frequently changing Federal, state and local laws and substantial regulation by government agencies, including the United States Environmental Protection Agency (“EPA”), the United States Occupational Safety and Health Administration (“OSHA”) and the Federal Aviation Administration (“FAA”). Among other matters, these agencies impose requirements that regulate the handling, transportation and disposal of hazardous materials generated or used by the Company during the normal course of its operations, govern the health and safety of the Company’s employees and require the Company to meet certain standards and licensing requirements for aerospace components. This extensive regulatory framework imposes significant compliance burdens and risks on the Company and, as a result, may substantially affect its operational costs.

In addition, the Company may become liable for the costs of removal or remediation of certain hazardous substances released on or in its facilities without regard to whether or not the Company knew of, or caused, the release of such substances. The Company believes it currently is in material compliance with applicable laws and regulations and is not aware of any material environmental violations at any of its current or former facilities. There can be no assurance, however, that its prior activities did not create a material environmental situation for which the Company could be responsible for or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulation, or an increase in the amount of hazardous substances generated or used by the Company’s operations) will not result in any material environmental liability to the Company or result in a material adverse effect to the Company’s financial condition or results of operations.

Employees

As of December 31, 2000, the Company had 628 permanent employees, of whom 15 were engaged in executive positions, 145 were engaged in administrative positions and 468 were in manufacturing operations. None of the Company’s employees is subject to a collective bargaining agreement, and the Company has not experienced any material business interruption as a result of labor disputes since it was formed. The Company believes it has an excellent relationship with its employees.

The Company strives to continuously train and educate its employees, thereby enhancing the skill and flexibility of its work force. Through the use of internally developed programs, which include formal classroom and on-the-job, hands-on training, and independently developed programs, the Company seeks to attract, develop and retain the personnel necessary to achieve the Company’s growth and profitability objectives.

Acquisition Strategy

The Company seeks to leverage its core capabilities in existing and new markets by identifying and pursuing complementary acquisitions in the aerospace industry that offer strategic value, such as cost savings, increased manufacturing capacity, increased process capability and/or new customer relationships. The Company believes the fragmented nature of the industry for aerospace components should provide the Company with additional opportunities to exploit industry consolidation trends.

Item 2. Properties.

Facilities

The following table provides certain information with respect to the Company’s headquarters and manufacturing centers:

                                                           Square
   Location               Principal Use                   Footage    Interest
   --------               -------------                  --------    --------

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
Auburn, WA

2629-2635 Esthner Ct.    Manufacturing Center             31,000       Owned
Wichita, KS

2621 W. Esthner Ct.      Administrative Offices and       39,883       Leased(3)
Wichita, KS              Storage

2104 N. 170th St. E.     Finishing Facility               75,000       Owned
Ave.
Tulsa, OK

2205 and 2215 River      Machining Facility                8,400       Leased(4)
Hill
Road, Irving, TX

198 Hughes Industrial    Storage                          14,600       Leased (5)
Lane
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

(4) Month to month lease of $3,750 subject to a six-month cancellation notice.

(5) Subject to yearly payments of $80,300, the lease expires on May 31, 2003.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any legal proceedings, other than routine claims and lawsuits arising in the ordinary course of its business. The Company does not believe such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on the Company’s business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 4(a). Executive Officers of the Registrant.[1]

The following is a list of the current executive officers of the Company, their ages, their positions with the Company, and their principal occupations for at least the past five years.

Name                       Age        Position
----                       ---        --------

Ronald S. Saks              57        Chief Executive Officer, President and
                                      Director

Lawrence J. LeGrand         50        Executive Vice President, Finance and
                                      Acquisitions and Director

Tom D. Baker                55        Chief Operating Officer

Duane E. Hahn               48        Vice President of Operations

Lawrence E. Dickinson       41        Chief Financial Officer and Secretary

Michael J. Biffignani       45        Chief Information Officer

Phillip Lajeunesse          47        General Manager, Wichita Plant

Robert Grah                 46        General Manager, Tulsa Plant

Bradley Nelson              41        General Manager, Auburn Plant

Charles Somerville          48        General Manager, Precise Machine

Ronald Thompson             58        General Manager, St. Charles Plant

__________
[1]	This information is included in Part I as a separate item in accordance with Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G to Form 10-K.

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

Lawrence J. LeGrand became Chief Operating Officer and a director of the Company in April 1998. In 2000, he was named Executive Vice President, Finance and Acquisitions. His previous 24 years were spent with KPMG Peat Marwick, LLP, where he became a partner in 1980. Mr. LeGrand is a Certified Public Accountant and has extensive experience in mergers and acquisitions where he has represented both publicly held and privately owned buyers and sellers. Mr. LeGrand graduated with a Bachelor's degree in Commerce and Finance from St. Louis University in 1973 and presently serves as the Vice Chairman of the Board of Trustees of St. Louis University. During 1998, Mr. LeGrand was appointed to the Board of Directors of LaBarge, Inc.

Tom Baker joined the Company in 2000 as the Chief Operating Officer. From 1986 to 1994, he was employed by the Allied Automotive Group and served as the Executive Vice President of North American Operations from 1994 to 1999. Prior employment included serving as the Vice President of Operations for Auto Convoy during 1984 and 1985; Terminal Manager for Associated Transport, Inc. 1975 to 1983; Safety and Training Supervisor for Jack Cooper Transport Company from 1973 to 1975; and as a State Trooper for the Missouri State Highway Patrol from 1966 to 1973. Mr. Baker’s advanced education includes study at the University of Missouri Warrensburg, executive education programs at the University of Georgia, and advanced management studies with Aubrey Daniels and Associates.

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

Lawrence E. Dickinson has been the Chief Financial Officer of the Company since 1993. He served as a Financial Analyst and Controller for LaBarge, Inc. from 1984 to 1993 and as a Cost Accountant with Monsanto from 1981-1984. Mr. Dickinson received his Bachelor’s degree in Accounting from the University of Alabama and received his Master’s degree in Business Administration from Washington University in 1994.

Michael Biffignani joined the Company in 1999 as the Chief Information Officer. Prior to joining LMI, he was with the Boeing Company for two years and McDonnell Douglas for fourteen years serving as a Director of Information Technology and as a Business Operations Manager. Mr. Biffignani completed the McDonnell Douglas Executive Development Program in 1996. Prior to joining McDonnell Douglas, he was a Materials Manager and Electrical Engineer for the Sony Corporation. He received his Bachelor’s degree in Electrical Engineering from the University of Missouri, Rolla in 1979.

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

Phillip A. Lajeunesse joined the Company in 1988 as the Corporate Quality Assurance Manager. In 1990, he became the Plant Manager of the Company’s St. Charles facility, and in 1996, he became the General Manager of the Wichita facility. Prior to joining the Company, Mr. Lajeunesse was a supervisor for Kaman Aerospace for nine years, and for six years was a supervisor for United Nuclear Corporation. Mr. Lajeunesse obtained an Associate’s degree in Chemical Engineering from Thames Valley State Technical College in 1973, an Associate’s degree in Business Administration from Bryant College in 1984, and a Master’s of Business Administration from Washington University in 1994.

Bradley L. Nelson joined the Company as a Production Supervisor in the Auburn facility in 1990. In 1994, he was promoted to Manufacturing Manager, and in 1996 he assumed his current position as General Manager of the Auburn facility. Previously, Mr. Nelson was Production Manager for Fabrication Technologies from 1989 to 1990, the owner of Totem Lake Service Center from 1984 to 1989, and Plant Manager for Tonoro Growers from 1981 to 1984. Mr. Nelson’s continuing education courses include general management and manufacturing management and methods.

Charles Somerville joined the Company in 1999 as the General Manager of Precise Machine Company in Irving, Texas. Prior to Mr. Somerville’s employment by the Company, he served as Director of Fabrication for Fairchild-Dornier in San Antonio from 1998-1999. Mr. Somerville spent nine years (1989-1998) at Mooney Aircraft in various roles of increasing responsibility, culminating in the role of Vice President Production. He graduated from Southwest Texas State University with a Bachelor of Business Administration in 1983.

Ronald Thompson joined the Company in 1999 as the General Manager of the St. Charles plant. He previously was employed for Kaman Aerospace Corporation from 1978 to 1999. He started at Kaman as a supervisor and was promoted over the years before assuming the position of Senior Industrial Engineer. He graduated from Bryant College of Business in 1976 with a degree in Management/Administrative training.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Common Stock is traded on the NASDAQ National Market under the symbol “LMIA”. The following table sets forth the range of high and low bid closing prices for the Common Stock for the periods indicated during the Company’s past two fiscal years:

                                                  High                Low
                                                  ----                ---
  Fiscal 1999
          1st quarter                             6.38                4.75
          2nd quarter                             6.25                4.13
          3rd quarter                             5.56                3.78
          4th quarter                             4.25                2.63

  Fiscal 2000
          1st quarter                             3.94                2.56
          2nd quarter                             3.19                2.44
          3rd quarter                             2.75                2.06
          4th quarter                             2.50                1.63

The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

As of March 27, 2001, the reported closing price for the Common Stock was $ 2.156. As of March 27, 2001, there were approximately 69 holders of record of the Common Stock.

The Company has not declared or paid cash dividends on any class of its Common Stock in the past two years and does not anticipate paying any cash dividends in the foreseeable future. The credit facility between the Company and its financial institution prohibits the Company from declaring a dividend with respect to its capital stock without the financial institution’s approval. The Company currently intends to retain its earnings, if any, and reinvest them in the development of its business.

Item 6. Selected Financial Data.

Year Ended December 31,
(in thousands, except Shares and per share data)

                                        1996        1997        1998        1999       2000
                                        ----        ----        ----        ----       ----
Statement of Operations Data:

Net sales                              $ 35,016   $ 55,080    $ 59,234    $ 50,054   $ 55,658
Cost of sales                            26,725     38,932      41,152      41,586     48,255
                                        -------   --------      ------    --------   --------
Gross profit                              8,291     16,148      18,082       8,468      7,403
Selling, general &
   administrative expenses                5,256      6,549       7,591       8,517      9,135
                                     ---------------------------------------------------------
Income (loss) from operations             3,035      9,599      10,491         (49)    (1,732)
     Interest expense                    (1,123)    (1,020)       (642)       (195)      (169)
     Other (expense) income, net             15         10         405         435        179
                                     ---------------------------------------------------------
Income (loss) before income taxes         1,927      8,589      10,254         191     (1,722)
Provision for (benefit of)
  income taxes                              740      3,306       3,764         (40)      (603)
                                     ---------------------------------------------------------
Income (loss) before cumulative
  change in accounting principle          1,187      5,283       6,490         231     (1,119)
Cumulative effect of change in
  accounting principle                        -          -           -           -       (164)
                                     ---------------------------------------------------------
Net income (loss)                        $1,187     $5,283      $6,490      $  231   $ (1,283)
                                     =========================================================

Amounts per common share:
  Income (loss) before cumulative
  effect of change in accounting
  principle
                                         $0.21        $0.91      $0.89      $0.03      $(0.14)
  Cumulative effect of change in
  accounting principle                       -            -          -      -            (.02)
                                     --------------------------------------------------------
  Net income (loss)                      $0.21        $0.91      $0.89      $0.03      $(0.16)
                                     ========================================================
  Net income (loss) - assuming
    dilution                             $0.20        $0.89      $0.88      $0.03      $(0.16)
                                     =========================================================
Weighted average shares
     outstanding                     5,779,833    5,836,700  7,252,148  8,201,805   8,190,525

Other Financial Data:
  EBITDA(1)                            $ 5,062     $ 11,788   $ 13,529    $ 3,766     $ 2,098
  Capital expenditures                   1,316        3,856      5,488      4,622       2,776
  Cash flow from operating
    activities                           2,684        5,775      6,893        112       1,905
  Cash flows from investing
    activities                          (1,304)      (3,713)    (9,529)    (4,972)     (3,249)
  Cash flows from financing
    activities                          (1,356)      (2,023)    14,337     (1,177)     (2,888)
  Gross profit margin                     23.7%        29.3%      30.5%      16.9%       13.3%
  EBITDA margin                           14.5%        21.4%      22.8%       7.5%        3.8%

                                            December 31,
                                         1996         1997       1998        1999        2000
                                         ----         ----       ----        ----        ----
Balance Sheet Data
     Cash and equivalents                $ 205        $ 244    $11,945    $ 5,908     $ 1,676
     Working capital                     8,626       11,256     27,971     21,417      20,752
     Total assets                       29,046       33,629     56,183     54,669      49,680
     Total long-term debt,
     excluding current portion          10,735        9,274      2,732        134         121
     Stockholders' equity               11,161       16,751     45,291     44,486      42,678

(1) EBITDA represents earnings before interest, income taxes, depreciation and amortization. EBITDA is a widely accepted, supplemental financial measurement used by many investors and analysts to analyze and compare companies’ performance. EBITDA as presented may not be comparable to similarly titled indicators reported by other companies because not all companies necessarily calculate EBITDA in an identical manner, and, therefore, it is not necessarily an accurate means of comparison between companies. EBITDA should only be read in conjunction with all of the Company’s financial data summarized above and its Consolidated Financial Statements prepared in accordance with generally accepted accounting principles (“GAAP”), appearing elsewhere herein. EBITDA is not intended to represent cash flows (as determined in accordance with GAAP) or funds available for management’s discretionary use for the periods listed, nor has it been presented as an alternative to operating income (as determined in accordance with GAAP) and should not be considered in isolation or as a substitute for indicators of performance prepared in accordance with GAAP. EBITDA is presented as additional information because management believes it to be a useful indicator of the Company’s ability to meet debt service and capital expenditure requirements and because certain debt covenants of the Company utilize EBITDA to measure compliance with such covenants.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

Net Sales. Net sales increased 11.2%, reaching $55.7 million in 2000. The company experienced increased sales on most Boeing commercial aircraft despite price reductions of approximately $0.6 million in conjunction with a new long term contract issued in the first quarter of 2000. Specifically, sales for the 737 were up $1.2 million, reaching $14.9 million (26.8% of net sales) in 2000, predominantly due to increased production rates at Boeing. Additionally, the sales for Boeing’s 747 totaled $7.0 million (12.6% of net sales), up $1.5 million, the result of Boeing’s return to normal ordering patterns after previous adjustments for production rate declines and inventory management.

The Company also experienced significant growth in sales of components used in Gulfstream G-IV and G-V aircraft as sales rose to $7.5 million (13.5% of net sales), up $1.6 million from 2000, due primarily to the Company’s continued participation in an offload program begun in 1999. Production rate increases and new contract awards for Lockheed-Martin’s F-16 doubled the Company’s sales for that model, resulting in sales of $2.6 million (4.7% of net sales), up $1.3 million in 2000.

A summary below of the net sales by type of aircraft served reflects the Company’s ongoing efforts to increase its participation on corporate and regional aircraft. The Company continues to market heavily to this market.

         ---------------------------- ---------------------- -----------------
         Market                               1999                   2000
         ---------------------------- ---------------------- -----------------
         Commercial Aircraft                  55.4%                  58.1%
         ---------------------------- ---------------------- -----------------
         Corporate/Regional                   17.7%                  21.4%
         ---------------------------- ---------------------- -----------------
         Military                             15.4%                  10.9%
         ---------------------------- ---------------------- -----------------
         Other                                11.5%                  9.6%
         ---------------------------- ---------------------- -----------------
         Total                               100.0%                 100.0%
         ---------------------------- ---------------------- -----------------

The Company was not successful in its offer to continue producing leading-edge components for the 737. The current contract, which contributed $9.5 million to net sales in 2000, is scheduled to end in the second quarter of 2001. The Company continues to market its products and expects to fill this capacity during 2001 with military, corporate and regional components.

Gross Profit. The Company’s gross profit dropped to $7.4 million (13.3% of net sales) during 2000, down $1.1 million. Gross profit was negatively impacted by reduced production lot sizes and increased outsourcing to improve on-time delivery. Also, price reductions granted to Boeing reduced gross profit by $0.8 million. Additionally, the Company’s mix of sales caused material costs to increase to $6.9 million (12.4% of net sales) from $5.2 million(10.4% of net sales), principally due to the high material content on the 737 leading edge program for Boeing.

Selling, General and Administrative Expenses. Selling, General and Administrative Expenses rose to $9.1 million (16.4% of net sales) in 2000, up $0.6 million. This increase was predominantly due to the bankruptcy of a customer in the first quarter of 2000, resulting in a charge of $0.4 million and a $0.3 million increase in salaries and wages.

Income Taxes. The Company’s income taxes are accrued using a 35% effective tax rate in 2000. In 1999, the Company received a $0.1 million refund that impacted the effective rate. Refer to note 11 to the financial statements for a reconciliation to the statutory rate.

Cumulative Effect of Change in Accounting Principle. In 2000, the Company changed its method of accounting for revenue recognition. Refer to note 1 to the financial statements for further information on this change.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Net Sales. The Company experienced a drop in net sales of 15.5% in 1999, falling to $50.1 million. The Company’s participation on Boeing commercial aircraft fell $14.3 million in 1999. This reduction is primarily attributable to decreases in production rates and inventory adjustments at Boeing and its major prime contractors. Net sales on the 747 were the hardest hit, dropping from $14.1 million in 1998 to $5.5 million in 1999. This decline of 61.0% was roughly equivalent to the published production rates at Boeing falling from a high of five 747s per month during 1998 to approximately two 747s per month at the end of 1999, a drop of 60.0%. Additionally, Boeing and the Company are currently re-negotiating their current contracts. This re-negotiation should be completed in the second quarter of 2000 and the Company anticipates the re-negotiations will include price reductions.

Offsetting the decline in commercial aircraft sales was an increased penetration into both the Corporate/Regional and Defense markets. The Company has targeted these industries as a strategic step towards reducing its concentration in commercial aircraft. A summary of sales by type follows:

        ---------------------------- ---------------------- ----------------
        Market                               1998                   1999
        ---------------------------- ---------------------- ----------------
        Commercial Aircraft                  77.7%                  55.4%
        ---------------------------- ---------------------- ----------------
        Corporate/Regional                   8.5%                   17.7%
        ---------------------------- ---------------------- ----------------
        Military                             7.4%                   15.4%
        ---------------------------- ---------------------- ----------------
        Other                                6.4%                   11.5%
        ---------------------------- ---------------------- ----------------
        Total                               100.0%                 100.0%
        ---------------------------- ---------------------- ----------------

Additional components produced for Gulfstream’s G-IV and G-V added $2.7 million in 1999. The Company also delivered $4.0 million in 1999 on Boeing’s military aircraft, up from $0.2 million in 1998. The Company continues to market heavily in both of these markets.

Gross Profit. The Company’s gross profit fell to $8.5 million (16.9% of net sales) in 1999 from $18.1 million (30.5% of net sales) in 1998. The reduction in gross profit is primarily due to decreases in production rates and inventory levels at Boeing and its prime contractors, which resulted in production inefficiencies caused by smaller production lot sizes which impaired the Company’s ability to cover set-ups when changing equipment from one component to another. In addition, a change in the acceptance criteria on the Company’s contract to produce components on the wing of the 737 NG aircraft caused the Company to lower its profit estimate for this contract, resulting in a $0.5 million erosion in gross profit. The Company also began work on several new programs during 1999. The Company won orders for the production and assembly of product used in the wing-box section of the fuselage of the 767 for Northrop Grumman, production of steel components for Gulfstream’s G-IV and G-V aircraft, and production of winglet components used on the 737 Business Jet for Hexcel. Pre-production, learning curve, and start up costs for these orders exceeded $300,000 and were expensed during the year. The Company did reduce headcount 19.6% during 1999, however, the pace of the reduction in sales outpaced the Company’s ability to reduce costs.

Selling, General, and Administrative Expenses. During 1999, the Company’s selling, general, and administrative expenses grew to $8.5 million from $7.6 million. This increase was for costs related to unsuccessful business combinations of $0.4 million and increased professional services resulting from public ownership and employee searches of $0.4 million.

Income Taxes. The net benefit from income taxes was the result of a refund of $.1 million for 1998 state income taxes due to a change in filing status. Refer to footnote 11 to the financial statements for reconciliation to the statutory rate.

Liquidity and Capital Resources

The Company’s cash balance decreased $4.2 million during 2000, principally due to capital expenditures of $2.8 million and scheduled debt payments of $2.6 million. Capital expenditures in 2000 included a large bladder press in the Company’s Wichita facility for $0.6 million, $0.3 million in deposits on a machining center in St. Charles to improve tool making capabilities, and $0.1 million for press brakes in Auburn to support production of commercial sheet metal components. Also during 2000, the Company generated $0.5 million in cash from the sale of the assets purchased in the acquisition of U.S. Hayakawa in 1999. The Company plans to spend approximately $3.0 for capital expenditures in 2001.

The Company repaid the $2.5 million balance of its obligation under certain industrial revenue bonds in November, 2000. The balance remaining of the Company’s long-term obligations are minimal, totaling $0.2 million. Additionally, the Company invested $1.0 million in certain available-for-sale securities.

The Company’s cash flow from operations was $1.9 million. A net loss for 2000 of $1.3 million was offset by non-cash expenses of $3.7 million for depreciation and amortization.

Purchases of treasury stock during 2000 totaled $0.4 million for the purchase of 152,000 shares of common stock.

During 2000, the Company amended its revolving credit agreement to allow for borrowings of up to $7 million for general corporate needs through October, 2001. There are currently no balances due under this agreement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company has determined its market risk exposures, which arise primarily from exposures to fluctuation in interest rates, are not material to its future earnings, fair value, and cash flows.

Item 8.   Financial Statements and Supplementary Data.

The following financial statements are included in Item 8 of this report:

   Financial Statement                                                    Page
   -------------------                                                    ----

   Report of Ernst & Young LLP, Independent Auditors                       19
   Consolidated Balance Sheets as of December 31, 1999 and 2000            20
   Consolidated Statements of Operations for the Years Ended
     December 31, 1998, 1999 and 2000                                      21
   Consolidated Statements of Stockholders' Equity for the Years
   Ended December 31, 1998, 1999 and 2000                                  22
   Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1998, 1999 and 2000                                      23
   Notes to Consolidated Financial Statements                           24-33

Report of Independent Auditors

The Board of Directors and Stockholders
LMI Aerospace, Inc.

We have audited the accompanying consolidated balance sheets of LMI Aerospace, Inc. (the “Company”) as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LMI Aerospace, Inc. at December 31, 1999 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, in 2000 the Company changed its method of accounting for revenue recognition.

/s/ Ernst & Young LLP

St. Louis, Missouri
March 9, 2001

LMI Aerospace, Inc.

Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

                                                             DECEMBER 31
                                                       1999                2000
                                             -------------------------------------
  ASSETS
  Current assets:
    Cash and cash equivalents                        $  5,908           $  1,676
    Investments                                             -                536
    Trade accounts receivable, net of
      allowance of $50 in 1999
      and 2000                                          6,941              6,627
    Inventories                                        15,311             15,909
    Prepaid expenses                                      388                361
    Deferred income taxes                                 720                781
    Income taxes receivable                               794                498
                                             ------------------------------------
  Total current assets                                 30,062             26,388

  Property, plant, and equipment, net                  22,345             21,059
  Other assets                                          2,262              2,233
                                             ------------------------------------
                                                      $54,669           $ 49,680
                                             ====================================

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                 $  4,020            $ 3,570
    Accrued expenses                                    2,028              1,962
    Current installments of long-term debt
      and capital lease obligations                     2,597                104
                                             ------------------------------------
  Total current liabilities                             8,645              5,636

  Long-term debt and capital lease
    obligations, less current
    installments                                          134                121
  Deferred income taxes                                 1,404              1,245
                                             ------------------------------------
  Total noncurrent liabilities                          1,538              1,366

  Stockholders' equity:
    Common stock of $.02 par value;
      authorized 28,000,000
      shares; 8,734,422 shares issued in
      1999 and 2000
                                                          175                175
    Preferred stock; authorized 2,000,000
      shares; none issued                                   -                  -
    Additional paid-in capital                         26,164             26,164
    Treasury stock, at cost, 521,175 and
      628,604 shares in 1999 and 2000,
      respectively                                     (3,046)            (3,174)
    Accumulated other comprehensive loss                    -               (272)
    Retained earnings                                  21,193             19,785
                                             ------------------------------------

  Total stockholders' equity                           44,486             42,678
                                             ------------------------------------
                                                     $ 54,669           $ 49,680
                                             ====================================

See accompanying notes.

LMI Aerospace, Inc. Consolidated Statements of Operations (Amounts in thousands, except per share data)

                                                         YEAR ENDED DECEMBER 31
                                                     1998          1999           2000
                                               ----------------------------------------

Net sales                                          $59,234       $50,054       $ 55,658
Cost of sales                                       41,152        41,586         48,255
                                               ----------------------------------------
Gross profit                                        18,082         8,468          7,403

Selling, general, and administrative
   expenses                                          7,591         8,517          9,135
                                               ----------------------------------------
   Income (loss) from operations                    10,491           (49)        (1,732)

Other income (expense):
    Interest expense                                  (642)         (195)          (169)
    Other, net                                         405           435            179
                                               ----------------------------------------
                                                      (237)          240             10
                                               ----------------------------------------
Income (loss) before income taxes                   10,254           191         (1,722)
Provision for (benefit of) income taxes              3,764           (40)          (603)
                                               ----------------------------------------
   Income (loss) before cumulative effect of
   change in accounting principle                    6,490           231         (1,119)
Cumulative effect of change in accounting
   principle, net of income tax benefit of $88
                                                         -             -           (164)
                                               ----------------------------------------
Net income (loss)                                  $ 6,490         $ 231       $ (1,283)
                                               ========================================

Amounts per common share:
Income (loss) before cumulative effect of
   change in accounting principle                    $0.89         $0.03         $(0.14)
Cumulative effect of change in accounting
   principle                                          -             -              (.02)
                                               ----------------------------------------
Net income (loss) per common share                   $0.89         $0.03         $(0.16)
                                               ========================================

Net income (loss) per common share -
   assuming dilution                                 $0.88         $0.03         $(0.16)
                                               ========================================

Weighted average common shares
   outstanding                                   7,252,148     8,201,805      8,190,525
                                               ========================================
Weighted average dilutive stock options
   outstanding                                     146,942         1,708              -
                                               ========================================

See accompanying notes.

LMI Aerospace, Inc. Consolidated Statements of Stockholders' Equity (Amounts in thousands, except share and per share data)

                                                                          ACCUMULATED
                                        ADDITIONAL                           OTHER         TOTAL
                               COMMON    PAID-IN   RETAINED    TREASURY  COMPREHENSIVE  STOCKHOLDERS'
                               STOCK     CAPITAL   EARNINGS     STOCK        LOSS          EQUITY
                              -----------------------------------------------------------------------
Balance at December 31, 1997
                              $ 118      $1,543   $ 15,090         $ -         $-          $16,751

Issuance of common stock         57      24,592          -           -          -           24,649
Exercise of options to
   purchase stock                 -          29          -           -          -               29
Purchase of 384,000 shares
   of outstanding stock for
   treasury                       -           -          -     (2,628)          -           (2,628)
Net income                        -           -      6,490           -          -            6,490
                              ------ ----------- ---------- ----------- ----------- ----------------
Balance at December 31, 1998
                                175      26,164     21,580     (2,628)          -           45,291

Exercise of options to
   purchase stock                 -           -      (554)         806          -              252
Purchase of 303,620 shares
   of outstanding stock for
   treasury                       -           -         -       (1,426)         -           (1,426)
Issuance of 31,983 shares
  of treasury stock to profit
  sharing/401(k) plan             -           -       (64)         202          -              138
Net income                        -           -        231           -          -              231
                              ------ ----------- ---------- ----------- ----------- ----------------
Balance at December 31, 1999
                                175      26,164     21,193     (3,046)          -           44,486
                              ------ ----------- ---------- ----------- ----------- ----------------

Comprehensive loss:
   Net loss                       -           -    (1,283)           -          -           (1,283)
   Unrealized loss on
   available for-sale
   securities, net of income
   tax benefit of $146            -           -          -           -       (272)            (272)
                                                                                    ---------------
Comprehensive loss                                                                          (1,555)
Purchase of 152,000 shares
   of outstanding stock for
   treasury                       -           -          -        (382)         -             (382)
Issuance of 44,570 shares of
  treasury stock to profit
  sharing/401(k) plan             -           -       (125)        254          -              129
                              ------ ----------- ---------- ----------- ----------- ----------------
Balance at December 31, 2000
                               $175    $ 26,164   $ 19,785   $ (3,174)     $ (272)        $ 42,678
                              ====== =========== ========== =========== =========== ================

See accompanying notes.

LMI Aerospace, Inc. Consolidated Statements of Cash Flows (Amounts in thousands)

                                                      1998        1999       2000
                                                   ----------------------------------
OPERATING ACTIVITIES
Net income (loss)                                     $ 6,490       $ 231   $ (1,283)
Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Depreciation and amortization                      2,633       3,380      3,650
     Changes in operating assets and liabilities:
         Trade accounts receivable                        874         886        314
         Inventories                                   (3,455)     (2,392)      (598)
         Prepaid expenses and other assets               (519)       (311)       (13)
         Income taxes                                     (90)     (1,047)       222
         Accounts payable                                 413          24       (450)
         Accrued expenses                                 547        (659)        63
                                                   ----------------------------------
Net cash from operating activities                      6,893         112      1,905

INVESTING ACTIVITIES
Additions to property, plant, and equipment            (5,488)     (4,622)    (2,776)
Proceeds from sale of equipment                             -           -        481
Purchases of investments                               (3,138)       (210)      (954)
Proceeds from sale of investments                       1,888       1,460          -
Acquisition of company, net of cash acquired           (2,791)     (1,600)         -
                                                   ----------------------------------
Net cash used by investing activities                  (9,529)     (4,972)    (3,249)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                2,074           -         92
Principal payments on long-term debt                   (9,291)       (143)    (2,598)
Treasury stock transactions, net                       (2,628)     (1,286)      (382)
Proceeds from exercise of stock options                    29         252          -
Proceeds from issuance of common stock, net            24,153           -          -
                                                   ----------------------------------
Net cash from (used by) financing activities           14,337      (1,177)    (2,888)
                                                   ----------------------------------

Net increase (decrease) in cash and cash equivalents    11,701      (6,037)   (4,232)
Cash and cash equivalents, beginning of year              244      11,945      5,908
                                                   ----------------------------------
Cash and cash equivalents, end of year             $   11,945   $   5,908    $ 1,676
                                                   ==================================

Supplemental disclosures of cash flow information:
   Interest paid                                      $   601     $   185    $   150
   Income taxes paid (received)                         3,733         834       (912)
                                                   ==================================

See accompanying notes.

LMI Aerospace, Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
December 31, 2000

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

Customer and Supplier Concentration

Direct sales to the Company’s largest customer accounted for 62 percent, 54 percent, and 48 percent of the Company’s total revenues in 1998, 1999, and 2000, respectively. Accounts receivable balances related to direct sales to this customer were 46 percent in 1999 and 34 percent in 2000. Indirect sales to the Company’s largest customer accounted for 12 percent, 9 percent, and 13 percent of the Company’s total sales in 1998, 1999, and 2000, respectively.

Direct sales to the Company’s second largest customer accounted for 4 percent, 8 percent and 10 percent of the Company’s total revenues in 1998, 1999 and 2000 and represented 5 percent and 7 percent of the accounts receivable balance at December 31, 1999 and 2000, respectively.

The Company purchased approximately 52 percent and 68 percent of the materials used in production from three suppliers in 1999 and 2000, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, and all highly liquid investment instruments with an initial maturity of three months or less.

LMI Aerospace, Inc.
Notes to Consolidated Financial Statements - (Continued)

Inventories

Inventories are stated at the lower of cost or market using actual cost for raw materials and work-in-process and average cost for finished goods. Inventories include $938 and $372 of deferred production costs related to long-term production contracts in 1999 and 2000, respectively. These costs are included in cost of sales over the life of the contract based on a percentage of completion method (units-of-delivery basis).

Revenue Recognition

Revenues are recorded when services are performed or when products are shipped, except for long-term contracts which are recorded on the percentage of completion method (units-of-delivery basis). Sales from long-term contracts were less than 10 percent of total sales in 1998 and approximately 17 percent of sales in 1999 and 2000. Revenues which have been deferred under long-term contracts are $728, $259 and $74 as of December 31, 1998, 1999 and 2000, respectively, and are included in accrued expenses.

In the fourth quarter of 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. Previously, the Company recognized revenue on certain product prior to customer acceptance. The Company had performed testing to ensure the product met customer specifications and had routinely obtained customer acceptance in the past, but customer acceptance was required per the Company’s contract with the customer. Under the new accounting method adopted retroactive to January 1, 2000, the Company now recognizes revenue upon customer acceptance. The cumulative effect of the change on prior years resulted in a charge to income of $164, net of income tax benefit of $88, which is included in income for the year ended December 31, 2000. The effect of the change on the year ended December 31, 2000 was to increase income before the cumulative effect of the accounting change by $89 ($.01 per share). Proforma results for prior years are not disclosed due to immateriality.

For the year ended December 31, 2000, $866 of revenue was recognized that had been deferred as of January 1, 2000 as part of the cumulative effect adjustment. The Company has restated its results for the first three quarters of 2000 as reflected in note 13.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement and income tax basis of the Company’s assets and liabilities.

LMI Aerospace, Inc.
Notes to Consolidated Financial Statements - (Continued)

Stock-Based Compensation

The Company accounts for its stock based compensation in accordance with Accounting Principles Board (ABP) Opinion No. 25 and related interpretations and provides the pro forma disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123.

Financial Instruments

Fair values of the Company’s fixed rate long-term obligations approximate their carrying values, as the rates approximate those which could be obtained by the Company for similar issues with similar maturities.

Available-for-sale securities are stated at fair value based on quoted market prices, with the unrealized gains and losses, net of tax, reported in other comprehensive income/loss. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the average cost method. Interest and dividends on securities classified as available-for-sale are included in other income.

The Company’s other financial instruments have fair values which approximate their respective carrying values due to their short maturities or variable rate characteristics.

Earnings per Common Share

The Company follows SFAS No. 128, Earnings per Share, in calculating basic and fully diluted earnings per share. Earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the applicable periods.

Pre-Production Costs

The Company accounts for pre-production costs in accordance with EITF 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements.” The EITF requires all design and development costs for products to be sold under long-term supply arrangements to be expensed unless there is a contractual guarantee that provides for specific required payments for design and development costs.

2.   Initial Public Offering

In April 1998, the Company’s Board of Directors authorized the filing of a registration statement with the Securities and Exchange Commission relating to an initial public offering of the Company’s unissued common stock. In connection with the initial public offering, the Company effected a 2.29-for-1 stock dividend of the Company’s common stock payable June 1, 1998 to shareholders of record on May 1, 1998. All references in the accompanying financial statements to the number of shares of common stock and per common share amounts have been retroactively adjusted to reflect the stock dividend. In addition, the Company’s capital structure was changed to reflect 28,000,000 shares of common stock and 2,000,000 shares of preferred stock authorized. In June 1998, the Company completed its initial public offering selling 2,645,000 shares (including the underwriters 15 percent over allotment) at $10.00 per share ($23.5 million after fees and expenses of $2.9 million).

3.   Acquisitions

On December 27, 1999, the Company acquired certain assets and liabilities of U.S. Hayakawa Industries, Inc. (“Hayakawa”), an aerospace sheet metal manufacturing and machining firm based in Mukilteo, Washington. Hayakawa had annual sales of approximately $3.5 million in 1999. The Company moved Hayakawa’s sheet metal production work and most of its machining work to the Company’s facility in Auburn, Washington, with the remainder of the machining work going to the Company’s facility in Irving, Texas. The purchase price was approximately $1,600. The excess of the purchase price over the fair market value of the net assets acquired, totaling $631, was allocated to goodwill, and is being amortized over a 10-year period on a straight-line basis.

On August 25, 1998, the Company acquired the assets of Precise Machine Company (“Precise”), based in Irving, Texas. Precise manufactures precision machined components used primarily by the defense, aerospace and financial services industries and had sales of approximately $3 million for the year ended 1997. The purchase price for the net assets acquired, net of cash acquired, was approximately $2,791. The excess of the purchase price over the fair market value of net assets acquired, totaling $1,557, was allocated to goodwill, and is being amortized over a 25-year period on a straight-line basis.

These acquisitions have been accounted for by the purchase method, and accordingly, the results of operations were included in the Company’s Consolidated Statements of Operations from the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based on their fair value at the date of the acquisition. Accumulated amortization of goodwill at December 31, 2000 and 1999 was $203 and $82, respectively.

4.   Treasury Stock Transactions

The Board of Directors authorized the Company to repurchase shares of its common stock and place these shares in a Treasury Stock account for use at management’s discretion. The Company purchased 303,620 shares and 152,000 shares in 1999 and 2000, respectively, in the open market at prices ranging from $5.875 to $1.63 per share. In addition, the Company issued 163,713 shares in 1999 and 44,570 shares in 2000 in conjunction with the exercise of certain employees’ options, as well as contributions to and purchases by the Company’s benefit plans. These transactions were recorded at cost in stockholders’ equity.

5.   Inventories

Inventories consist of the following:

                                                    1999                 2000
                                            ------------------------------------

         Raw materials                           $ 4,140                $ 3,842
         Work in process                           4,053                  3,380
         Finished goods                            7,118                  8,687
                                            ------------------------------------
                                                $ 15,311               $ 15,909
                                            ====================================

6. Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

                                                  1999                 2000
                                            ------------------------------------

Land                                           $    705            $     705
Buildings                                        11,873               12,218
Machinery and equipment                          24,522               25,363
Leasehold improvements                              770                  797
Construction in progress                            114                  650
Other                                             1,096                1,035
                                            ------------------------------------
                                                 39,080               40,768
Less accumulated depreciation                    16,735               19,709
                                            ------------------------------------
                                               $ 22,345             $ 21,059
                                            ====================================

Depreciation expense (including amortization expense on software) recorded by the Company totaled $2,550, $2,898 and $3,216 for 1998, 1999, and 2000, respectively.

7.  LONG-TERM DEBT

Long-term debt consists of the following:

                                                          1999         2000
                                                      ------------------------
  Industrial Development Revenue
     Bond, interest payable
     monthly, at a variable rate                        $ 2,500         $ -
  Notes payable, principal and
     interest payable monthly, at
     fixed rates, ranging from
     8.78% to 9.00%                                         215         225
  Capital lease obligations                                  16           -
                                                      ------------------------
                                                          2,731         225
  Less current installments                               2,597         104
                                                      ------------------------
                                                          $ 134      $  121
                                                      ========================

On October 31, 2000, the Company obtained a $7,000 secured line of credit with a financial institution to fund various corporate needs. Interest is payable monthly based on a quarterly cash flow leverage calculation and the LIBOR rate. This facility matures on October 31, 2001, and requires compliance with certain non-financial and financial covenants including minimum tangible net worth and EBITDA, as defined, requirements. The line of credit is secured by the inventories and accounts receivable of the Company. The credit facility prohibits the payment of cash dividends on common stock without the financial institution’s prior written consent. The Company has not drawn upon this line at December 31, 2000.

The Industrial Development Revenue Bond was paid in full in November, 2000. It bore interest at a variable rate, which was based on the existing market rates for comparable outstanding tax-exempt bonds (5.6 percent at December 31, 1999), not to exceed 12 percent. The IRB was secured by a letter of credit from a financial institution which held a 100 percent participation in the letter of credit and had a security interest in certain equipment.

The Company entered into various notes payable for the purchase of certain equipment. The notes are payable in monthly installments including interest at (ranging from 8.78% - 9.0%) through January, 2005. The notes payable are secured by equipment.

The aggregate maturities of long-term debt as of December 31, 2000 are as follows:

Year ending December 31:
   2001                                               $ 104
   2002                                                  60
   2003                                                  18
   2004                                                  20
   2005                                                  22
   Thereafter                                             1
                                               ------------------
                                                      $ 225
                                               ==================

8.   Leases

The Company leases certain facilities and equipment under various noncancelable operating lease agreements which expire at various dates through 2009. At December 31, 2000, the future minimum lease payments under operating leases with initial noncancelable terms in excess of one year are as follows:

Year ending December 31:
   2001                                              $  841
   2002                                                 830
   2003                                                 764
   2004                                                 593
   2005                                                 358
   Thereafter                                           520
                                                -------------------
                                                    $ 3,906
                                                ===================

Rent expense totaled $836, $849 and $1,044 in 1998, 1999, and 2000, respectively.

9.   Defined Contribution Plans

The Company has a noncontributory profit sharing plan and a contributory 401(k) plan which covers substantially all full-time employees. Employees are eligible to participate in both plans after reaching 1,000 hours of accredited service. Contributions to the profit sharing plan are at the discretion of management and become fully vested to the employees after seven years. Contributions by the Company to the profit sharing plan totaled $256, $122 and $105 for 1998, 1999, and 2000, respectively. Contributions by the Company to the 401(k) plan, which are fully vested to the employees immediately upon contribution, are based upon a percentage of employee contributions, up to a maximum of $225 per employee. The Company’s contributions to the 401(k) plan totaled $104, $107 and $88 for 1998, 1999, and 2000, respectively. In addition, at December 31, 2000, the Company had 600,000 common shares of its stock reserved for contributions to the 401(k) plan.

10.   Stock Options

In December 1989, the Company adopted the Employee Incentive Stock Option Plan (the “1989 Plan”), which provides options for up to 1,398,250 shares to be granted to key employees at exercise prices greater than or equal to the fair market value per share on the date the option is granted. All options vest immediately upon grant. During 1998, the Company discontinued the 1989 Plan.

In 1998, the Company adopted the 1998 Employee Stock Option Plan (the “1998 Plan”), which provides options for up to 600,000 shares to be granted to key employees at exercise prices greater than or equal to the fair market value per share on the date the option is granted. Options issued under the 1998 Plan are at the discretion of management and may be in the form of Incentive Stock Options or Non-Qualified Stock Options. Vesting periods may apply. During 2000, shareholders ratified an amendment to the 1998 Plan to increase the number of options that may be issued under the Plan to 900,000 shares.

At December 31, 2000, a total of 1,159,827 shares of authorized and unissued common stock were reserved for issuance of stock awards and options granted or authorized to be granted.

                                1998                          1999                         2000
                       -------------------------- ----------------------------- ------------------------
                                      WEIGHTED                      WEIGHTED                   WEIGHTED
                                      AVERAGE                       AVERAGE                     AVERAGE
                        NUMBER OF  EXERCISE PRICE   NUMBER OF    EXERCISE PRICE  NUMBER OF     EXERCISE
                        SHARES                       SHARES                        SHARES        PRICE
                       ----------- -------------- ------------- --------------- ------------ -----------

Options outstanding at
  beginning of year     232,192         2.31         294,328          3.16         324,950        4.00
Granted                 78,586          5.58         273,950          3.99         145,280        3.00
Exercised              (16,450)         1.77        (131,730)         1.97            -             -
Canceled/expired           -              -         (111,598)         4.77         (65,995)       4.15
                       -----------                -------------                 ------------
Options outstanding
  at end
  of year               294,328         3.16         324,950          4.00         404,235        3.62
                       =========== ============== ============= =============== ============ ===========

The options exercisable and the related range of exercise prices at the end of 1998, 1999 and 2000 were 263,278 shares, with a range of exercise prices from $1.77 to $6.25, 92,073 shares, with a range of exercise prices from $1.77 to $6.25 and 213,885, with a range of exercise prices from $2.75 to $6.25, respectively. The stock options outstanding as of December 31, 2000 have exercise prices ranging from $2.75 to $6.25.

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1999 and 2000, respectively: risk-free interest rates of 4.5%, 5.6% and 5.1%; dividend yields of 0%, 0% and 0%; volatility factors of the expected market price of the Company’s common stock of .72, .49 and .57; and a weighted average expected life of the option of 4 years for 1998, 1999 and 2000. The weighted average fair value of options granted during 1998, 1999 and 2000 was $2.35, $2.08 and $1.46, respectively. The Company applied APB Opinion No. 25 in accounting for its stock option plans, and accordingly, no compensation cost has been recognized for stock options granted at fair market value. Had the Company determined compensation cost based on the fair value at the grant date under SFAS No. 123, net income and earnings per share amounts would have been as follows:

                                     1998            1999          2000
                                  ----------------------------------------
Net income (loss):
   As reported                      $ 6,490           $ 231      $ (1,283)
   Pro forma                          6,408             148        (1,488)
Net income per common share
   As reported                         .89             .03          (.16)
   Pro forma                           .88             .02          (.18)
Net income per common share
   Assuming dilution:
   As reported                         .88             .03          (.16)
   Pro forma                           .87             .02          (.18)

11.  Income Taxes

The temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax assets and deferred tax liabilities are as follows:

                                                  1999                2000
                                           ------------------------------------
Deferred tax asset:
   Accrued vacation                              $    218             $   212
   Inventory                                          394                 404
   Available for-sale securities                        -                 146
   Other                                              108                  19
                                           ------------------------------------
Total deferred tax assets                             720                 781

Deferred tax liabilities:
   Depreciation                                    (1,292)             (1,199)
   Other                                             (112)                (46)
                                           ------------------------------------
Total deferred tax liabilities                     (1,404)             (1,245)
                                           ------------------------------------
Net deferred tax liability                       $   (684)            $  (464)
                                           ====================================

The Company’s income tax provision (benefit) attributable to income before income taxes and cumulative effect of change in accounting principle consisted of the following for the year ended December 31:

                                  1998               1999               2000
                           -----------------------------------------------------
Federal:
   Current                     $   3,579             $ (123)            $ (554)
   Deferred                          (90)               188                (32)
                           ------------------------------------------------------
                                   3,489                 65               (586)

State:
   Current                           287               (104)               (14)
   Deferred                          (12)                (1)                (3)
                           -----------------------------------------------------
                                     275               (105)               (17)
                           -----------------------------------------------------
                                 $ 3,764              $ (40)            $ (603)
                           =====================================================
The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense attributable to income before cumulative effect of change in accounting principle is as follows:
                                           1998          1999          2000
                                       -----------------------------------------

Federal taxes                            $ 3,489          $ 65        $ (586)
State and local taxes, net of
   federal benefit                           305             6           (51)
State tax refund                               -          (115)            -
Other                                        (30)            4            34
                                       -----------------------------------------
Provision (benefit) for income taxes     $ 3,764         $ (40)       $ (603)
                                       =========================================

12.   Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position.

13. Quarterly Financial Data (Unaudited)

                                   FIRST         SECOND        THIRD         FOURTH
                                 ----------------------------------------------------

1999
Net sales                        $  13,530    $  12,449      $  12,382     $  11,693
Cost of sales                       10,480        9,896         11,345         9,916
Net income (loss)                      815          385          (611)         (358)
Amounts per common share:
Net income (loss)                    $ .10        $ .05        $ (.08)      $  (.04)
Net income (loss)  - assuming
  dilution                           $ .10        $ .05        $ (.08)       $ (.04)

2000
                                    FIRST QUARTER ENDED 3/31/00       SECOND QUARTER ENDED
                                                                          6/30/00
                                   As Previously                   As Previously
                                      Reported         As Restated   Reported     As Restated
                                   ----------------- ---------------------------------------------
Net Sales                              14,761             14,250          13,735      13,774
Gross Profit                            2,241              2,231           1,808       1,858
Loss before cumulative effect of
   change in accounting principle
                                        (180)              (187)           (247)       (214)
Cumulative effect of change in
   accounting principle                     -              (164)               -           -
Net loss                                (180)              (351)           (247)       (214)

Amounts per common share:
Loss before cumulative effect of
    change in accounting principle
                                      $ (.02)            $ (.02)         $ (.03)     $ (.03)
Cumulative effect of change in
    accounting principle
                                            -              (.02)               -           -
                                   ----------------- ---------------------------------------------
Net loss                              $ (.02)             $(.04)         $ (.03)     $ (.03)
                                   ================= =============================================

Net loss - assuming dilution
                                      $ (.02)            $ (.04)         $ (.03)     $ (.03)
                                   ================= =============================================

                                        3RD QUARTER ENDED 9/30/00          4TH QUARTER ENDED
                                                                                12/31/00
                                            As Previously
                                              Reported         As Restated
                                          ------------------ ----------------------------
Net Sales                                     $ 12,911          $ 12,835       $ 14,528
Gross Profit                                       707               739          2,574
Income (loss) before cumulative effect
   of change in accounting principle
                                                 (998)             (978)            260
Cumulative effect of change in
   accounting principle                              -                 -              -
Net Income (loss)                              $ (998)           $ (978)          $ 260
                                          ================== ============================

Amounts per common share:
    Income (loss) before cumulative
    effect of change in accounting
    principle                                  $ (.12)           $ (.12)          $ .03
    Cumulative effect of change in
    accounting principle                             -                 -              -
                                          ------------------ ----------------------------
Net Income (loss)                              $ (.12)           $ (.12)          $ .03
                                          ================== ============================

Net Income (loss) assuming dilution
                                               $ (.12)           $ (.12)            .03
                                          ================== ============================

In the fourth quarter of 2000, the Company adopted SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” retroactive to January 1, 2000. As required by SAB No. 101, 2000 quarterly results have been restated from amounts reported in the 2000 quarterly reports on Form 10-Q. See note 1 to the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

Item 10.   Directors and Executive Officers.

The information contained under the caption “Information About the Nominees and Current Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14(a) for the Company’s 2001 Annual Meeting of Shareholders, which involves the election of directors, is incorporated herein by this reference. Also see item 4(a) of Part I hereof.

Item 11. Executive Compensation.

The information contained under the captions “Directors Compensation,” “Executive Compensation,” “Option/SAR Grants in Last Fiscal Year,” “Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option SAR Values,” and “Employment Arrangements with Named Officers” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14(a) for the Company’s 2001 Annual Meeting of Shareholders, which involves the election of directors, is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information contained under the caption “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14(a) for the Company’s 2001 Annual Meeting of Shareholders, which involves the election of directors, is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information contained under the caption “Certain Transactions” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14(a) for the Company’s 2001 Annual Meeting of Shareholders, which involves the election of directors, is incorporated herein by this reference.

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

         3.    Exhibits:

               See Exhibit Index (each management contract or compensatory plan or arrangement listed therein is identified).

(b)            Reports on Form 8-K:

               A report on Form 8-K dated  December 26, 2000 was filed  with the
               Commission on December 26, 2000,  reporting the Fourth  Amendment to the Company's Loan Agreement dated August 15, 1996.

(c)            Exhibits:

               See Exhibit Index

(d)            All schedules  have been omitted as the required  information  is not present in sufficient amounts or the required  information is included  elsewhere in the  Consolidated  Financial  Statement or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Charles and State of Missouri on the 29th day of March, 2001.

                                      LMI AEROSPACE, INC.
                                      (Registrant)

                                      By: /s/ Ronald S. Saks
                                         ---------------------------------------
                                          Ronald S. Saks
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                        Title                        Date

/s/ Ronald S. Saks                Chief Executive Officer,               March 29, 2001
--------------------------        President, and Director
Ronald S. Saks

/s/ Joseph Burstein               Chairman of the Board, and Director    March 29, 2001
--------------------------
Joseph Burstein

/s/ Lawrence J. LeGrand           Executive Vice President, Finance      March 29, 2001
--------------------------        and Acquisitions and Director
Lawrence J. LeGrand

/s/ Lawrence E. Dickinson         Chief Financial Officer and            March 29, 2001
--------------------------        Secretary
Lawrence E. Dickinson

/s/ Duane Hahn                    Vice President, Regional Manager       March 29, 2001
--------------------------        and Director
Duane Hahn

                                  Assistant Secretary and Director       March ___, 2001
--------------------------
Sanford S. Neuman

                                  Director                               March ___, 2001
--------------------------
Thomas M. Gunn

/s/ Alfred H. Kerth               Director                               March 29, 2001
--------------------------
Alfred H. Kerth

                                  Director                               March ___, 2001
--------------------------
Thomas Unger

EXHIBIT INDEX

Exhibit Number	Description

3.1      Restated Articles of the Registrant  previously filed as Exhibit 3.1 to the  Registrant's  Form S-1 (File No.  333-51357)  dated as of June 29,
         1998 (the "Form S-1") and incorporated herein by reference.

3.2      Amended and  Restated  By-Laws of the  Registrant  previously  filed as
         Exhibit 3.2 to the Form S-1 and incorporated herein by reference.

4.1      Form of the Registrant's  Common Stock Certificate  previously filed as
         Exhibit 4.1 to the Form S-1 and incorporated herein by reference.

10.1+    1989 Employee Incentive Stock Option Plan,  including amendments nos. 1 through  4,  previously  filed  as  Exhibit  10.1 to the  Form  S-1 and incorporated herein by reference.

10.2+    Employment Agreement, dated January 1, 1997, between the Registrant and
         Ronald S. Saks, as previously filed as Exhibit 10.2 to the Form S-1 and incorporated herein by reference.

10.3+    Employment  Agreement,  effective  as  of  May  1,  1998,  between  the
         Registrant and Lawrence J. LeGrand, as previously filed as Exhibit 10.3 to the Form S-1 and incorporated herein by reference.

10.4     Lease  Agreement,  dated November 25, 1991,  between the Registrant and
         Roy R. Thoele and Madonna J. Thoele,  including all amendments  (Leased premises at 3000 Highway 94 North), previously filed as Exhibit 10.8 to the Form S-1 and incorporated herein by reference.

10.5     Lease Agreement,  dated June 28, 1988, between the Registrant and J & R
         Sales,  including  all  amendments  (Leased  premises at 204 H Street), previously  filed as  Exhibit  10.9 to the  Form  S-1 and  incorporated herein by reference.

10.6     Lease Agreement,  dated May 6, 1997,  between the Registrant and Victor
         Enterprises,  LLC,  including all  amendments  (Leased  premises at 101
         Western  Avenue S),  previously  filed as Exhibit 10.10 to the Form S-1 and incorporated herein by reference.

10.7     Lease Agreement, dated February 1, 1995, between the Registrant and RFS
         Investments  (Leased  premises at 2621 West Esthner  Court)  previously filed as  Exhibit  10.11 to the Form  S-1 and  incorporated  herein  by reference.

10.8     Profit Sharing and Savings Plan and Trust,  including amendments nos. 1 through  6,  previously  filed  as  Exhibit  10.12  to the Form S-1 and incorporated herein by reference.

10.9     Loan Agreement between the Registrant and Magna Bank, N.A. dated August
         15, 1996,  including  amendments nos. 1 through 3, previously  filed as
         Exhibit 10.13 to the Form S-1 and incorporated herein by reference.

10.10    Indenture  of  Trust  and Loan  Agreement,  both  with  the  Industrial
         Development  Authority of St. Charles County,  Missouri and dated as of
         September 1, 1990 previously filed as Exhibit 10.14 to the Form S-1 and incorporated herein by reference.

10.11    General  Terms   Agreement,   Special  Terms   Agreement  and  Warranty
         Agreements,  between the Registrant and Boeing Seattle previously filed as Exhibit 10.15 to the Form S-1 and incorporated herein by reference.

10.12    Form of Master Order Agreement covering Boeing 777 and 747 Programs and
         Master Order Agreement  covering Boeing 737 Leading Edge Program,  both between the Registrant and Boeing North American,  previously  filed as
         Exhibit 10.16 to the Form S-1 and incorporated herein by reference.

10.13    Form of Contract  between the Registrant and Boeing Wichita  previously filed as  Exhibit  10.17 to the Form  S-1 and  incorporated  herein  by reference.

10.14    General Conditions (Fixed Price -  Non-Governmental)  for the G-14/F100
         Program,  General  Conditions for the Wing Stub/Lower 45 Program Boeing
         Model 767 Commercial  Aircraft and Form of Master  Agreement,  all with
         Northrop Grumman  previously filed as Exhibit 10.18 to the Form S-1 and incorporated herein by reference.

10.15+   Amended  and  Restated  1998 Stock  Option  Plan,  previously  filed as
         Exhibit 10.37 to the Registrant's  Form S-8 (File No.  333-38090) dated as of May 24, 2000 and incorporated herein by reference.

10.16+   Amendment No. 5 to 1989 Stock Option Plan,  previously filed as Exhibit
         10.20 to the Form S-1 and incorporated herein by reference.

10.17    Restricted Stock Agreement with Lawrence J. LeGrand,  dated as of April
         27,  1998  previously  filed  as  Exhibit  10.21  to the  Form  S-1 and incorporated herein by reference.

10.18    Subscription  Agreement with Lawrence J. LeGrand, dated as of April 27,
         1998 previously filed as Exhibit 10.22 to the Form S-1 and incorporated herein by reference.

10.19    General Terms  Agreement  between Boeing  Company and Leonard's  Metal,
         Inc. with Special  Business  Provision  attached,  previously  filed as
         Exhibit  10.15 to the  Registrant's  Form 10-Q dated as of November 16,
         1998 and incorporated herein by reference.

10.20    Lease  Agreement  between Mother Goose  Corporation and Precise Machine
         Partners  L.L.P.  (Leased  premises  at 2205 and 2215  River Hill Road,
         Irving, Texas) dated August 25, 1998, previously filed as Exhibit 10.24 to the  Registrant's  Form 10-K for the fiscal year ended  December 31,
         1999 (the "1999 Form 10-K") and incorporated herein by reference.

10.21+   Employment  Agreement  dated August 25, 1998,  between  Precise Machine
         Partners,   L.L.P.  and  John  R.  Krystinik  dated  August  25,  1998,
         previously   filed  as  Exhibit   10.25  to  the  1999  Form  10-K  and
         incorporated herein by reference.

10.22    First Amendment to Restricted Stock Agreement with Lawrence J. LeGrand, dated as of April 27, 1998,  previously  filed as Exhibit  10.26 to the
         1999 Form 10-K and incorporated herein by reference.

10.23    Second  Amendment  to  Restricted  Stock  Agreement  with  Lawrence  J.
         LeGrand, dated March 26, 1999, previously filed as Exhibit 10.27 to the
         1999 Form 10-K and incorporated herein by reference.

10.24    First  Amendment to  Subscription  Agreement  with Lawrence J. LeGrand, dated April 27,  1998,  previously  filed as Exhibit  10.28 to the 1999
         Form 10-K and incorporated herein by reference.

10.25    Second  Amendment to  Subscription  Agreement with Lawrence J. LeGrand, dated March 26,  1999,  previously  filed as Exhibit  10.29 to the 1999
         Form 10-K and incorporated herein by reference.

10.26+   Employment  Agreement  effective  as of January 24,  2000,  between LMI
         Aerospace,  Inc. and Tom D. Baker, previously filed as Exhibit 10.30 to the Registrant's  Form 10-K for the fiscal year ended December 31, 2000
         (the "2000 Form 10-K") and incorporated herein by reference.

10.27+   Employment  Agreement  effective  as of January 1,  2000,  between  LMI
         Aerospace, Inc. and Michael J. Biffignani,  previously filed as Exhibit
         10.31 to the 2000 Form 10-K and incorporated herein by reference.

10.28+   Employment  Agreement  effective  as of January 1,  2000,  between  LMI
         Aerospace, Inc. and Lawrence E. Dickinson,  previously filed as Exhibit
         10.32 to the 2000 Form 10-K and incorporated herein by reference.

10.29+   Employment  Agreement  effective  as of January 1,  2000,  between  LMI
         Aerospace,  Inc. and Robert T. Grah,  previously filed as Exhibit 10.33 to the 2000 Form 10-K and incorporated herein by reference.

10.30+   Employment  Agreement  effective  as of January 1,  2000,  between  LMI
         Aerospace, Inc. and Duane E. Hahn, previously filed as Exhibit 10.34 to the 2000 Form 10-K and incorporated herein by reference.

10.31+   Employment  Agreement  effective  as of January 1,  2000,  between  LMI
         Aerospace,  Inc.  and Bradley L.  Nelson,  previously  filed as Exhibit
         10.35 to the 2000 Form 10-K and incorporated herein by reference.

10.32+   Employment  Agreement  effective  as of January 1,  2000,  between  LMI
         Aerospace, Inc. and Charles H. Sommerville, previously filed as Exhibit
         10.36 to the 2000 Form 10-K and incorporated herein by reference.

10.33    Fourth  Amendment  to Loan  Agreement  dated as of  October  30,  2000, previously  filed as Exhibit 10.37 to the  Registrant's  Form 8-K dated
         December 26, 2000 and incorporated by reference.

21.1     List of Subsidiaries of the Registrant (filed herewith).

23.1     Consent of Independent Auditors  (filed herewith).

-----------------------------------------

+        Management contract or compensatory  plan or  arrangement  required  to be filed as exhibit to this report.