Form 10-Q
period 2001-03-31
LMI AEROSPACE INC
filed 2001-05-15
CIK 1059562

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

|X|	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2001.

|_|	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to .

Commission file number:    0-24293

LMI AEROSPACE, INC. (Exact name of registrant as specified in its charter)

Missouri (State or Other Jurisdiction of Incorporation or Organization)	43-1309065 (I.R.S. Employer Identification No.)

3600 Mueller Road St. Charles, Missouri (Address of Principal Executive Offices)	63302-0900 (ZIP Code)

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

             Yes   X      No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of class of Common Stock	Number of Shares outstanding as of May 1, 2001

Common Stock, par value $.02 per share	8,065,518

LMI AEROSPACE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDING MARCH 31, 2001

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as
         of December 31, 2000 and March 31, 2001                            1

         Condensed Consolidated Statements of Operations for the
         three months ending March 31, 2000 and 2001                        2

         Condensed Consolidated Statements of Cash Flows for the
         the three months ending March 31, 2000 and 2001                    3

         Notes to Unaudited Condensed Consolidated Financial Statements     4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation                                 6

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                   7

SIGNATURE PAGE                                                              8

EXHIBIT INDEX                                                               9

LMI Aerospace, Inc.

Condensed Consolidated Balance Sheets (Amounts in thousands, except share and per share data)

                                                     December 31,     March 31,
                                                         2000            2001
                                                                     (unaudited)
                                                  ------------------------------
Assets
Current assets:
   Cash and cash equivalents                            $ 1,676        $  1,685
   Investments                                              536             580
   Trade accounts receivable, net                         6,627           7,702
   Inventories                                           15,909          15,945
   Prepaid expenses                                         361             364
   Income taxes receivable                                  498             446
   Deferred income taxes                                    781             781
                                                  ------------------------------
Total current assets                                     26,388          27,503

Property, plant, and equipment, net                      21,059          21,196
Other assets                                              2,233           2,314
                                                  ------------------------------
                                                         49,680          51,013
                                                  ==============================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                    $  3,570        $  3,435
   Accrued expenses                                       1,962           2,142
   Income taxes payable                                      --             475
   Current installments of long-term debt                   104             106
                                                  ------------------------------
Total current liabilities                                 5,636           6,158

Long-term debt, less current installments                   121              94
Deferred income taxes                                     1,245           1,260
                                                  ------------------------------
Total noncurrent liabilities                              1,366           1,354

Stockholders' equity:
   Common stock of $.02 par value; authorized
     28,000,000 shares; issued 8,734,422 at
     December 31, 2000 and at March 31, 2001                175             175
   Additional paid-in capital                            26,164          26,164
   Treasury Stock, at cost, 628,604 and
     668,904 shares in 2000
     and 2001                                            (3,174)         (3,263)
   Accumulated other comprehensive loss                    (272)           (243)
   Retained earnings                                     19,785          20,668
                                                  ------------------------------
Total stockholders' equity                               42,678          43,501
                                                  ------------------------------
                                                       $ 49,680        $ 51,013
                                                  ==============================

See accompanying notes.

LMI Aerospace, Inc.

Condensed Consolidated Statements of Operations (Amounts in thousands, except per share data) (Unaudited)

                                             For the Three Months Ended March 31
                                                     2000               2001
                                                 -------------------------------

Net sales                                        $  14,520           $  16,048
Cost of sales                                       12,289              12,345
                                                 -------------------------------
Gross profit                                         2,231               3,703

Selling, general, and administrative
  expenses                                           2,535               2,342
                                                 -------------------------------
Income (loss) from operations                         (304)              1,361

Other                                                   16                  (4)
                                                --------------------------------
Income (loss) before income taxes                     (288)              1,357

Provision for (Benefit of) income taxes               (101)                475
                                                --------------------------------
Income (loss) before cumulative
  effect of change in accounting
  principle                                           (187)                882

Cumulative effect of change in accounting
    Principle net of income tax benefit of            (164)                 --
    $88
                                                --------------------------------

Net income (loss)                                $    (351)               $882
                                                ================================

Amounts per common share:
Income (loss) before cumulative
   effect of change in accounting
   principle                                     $   (0.02)              $0.11
Cumulative effect at change in accounting
   principle                                         (0.02)                 --
                                                --------------------------------
Net income (loss) per common share                  $(0.04)              $0.11
                                                ================================

Net income (loss) per common share -
   assuming dilution                             $   (0.04)              $0.11
                                                ================================

Weighted average common shares outstanding
                                                 8,208,467           8,080,969
                                                ================================
Weighted average dilutive stock options
   outstanding                                          --              11,593
                                                ================================

See accompanying notes.

LMI Aerospace, Inc. Condensed Consolidated Statements of Cash Flows (Amounts in thousands) (Unaudited)

                                             For the Three Months Ended March 31
                                                       2000              2001
                                             -----------------------------------
Operating activities
Net income (loss)                                     $ (351)          $  882
Adjustments to reconcile net income to
   Net cash provided by operating
     activities:
     Depreciation and amortization                       870              868
     Changes in operating assets and
       liabilities:
       Trade accounts receivable                         426           (1,075)
       Inventories                                      (701)             (36)
       Prepaid expenses and other assets                  44             (130)
       Income taxes payable                             (195)             527
       Accounts payable                                 (372)            (135)
       Accrued expenses                                  129              180
                                               ---------------------------------
Net cash generated (used) in operating
  activities                                            (150)           1,081

Investing activities
Additions to property, plant, and
  equipment, net                                      (1,140)            (958)
Proceeds from sale of property, plant
  and equipment                                          194               --
Purchases of investments                                (504)              --
                                               ---------------------------------
Net cash used in investing activities                 (1,450)            (958)

Financing activities
Principal payments on long-term debt                     (24)             (25)
Treasury stock transactions, net                         (14)             (89)
                                               ---------------------------------
Net cash used in financing activities                    (38)            (114)
Activities

Net change in cash and cash equivalents               (1,638)               9
Cash and cash equivalents, beginning
  of period                                            5,908            1,676
                                               ---------------------------------
Cash and cash equivalents, end of period            $  4,270            1,685
                                               =================================

See accompanying notes.

LMI Aerospace, Inc.
 Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data))
(Unaudited)
March 31, 2001

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the SEC.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cumulative Effect of Change in Accounting Principle

In the fourth quarter of 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulleting (SAB) No. 101, Revenue Recognition in Financial Statements. The new accounting method was adopted retroactive to January 1, 2000. The cumulative effect of the change on prior years resulted in a charge to income of $164, net of income tax benefit of $88, which is included in income for the three months ended March 31, 2001. All 2000 amounts have been restated for this change in accounting principle. The effect of the change on the three months ended March 31, 2000 was as follows:

                                                          First Quarter
                                                          Ended 3/31/00

                                            As Previously
                                               Reported             As Restated
                                            -------------           -----------

Net Sales                                         $14,761               $14,520

Gross Profit                                        2,241                 2,231

Loss before cumulative effect of
  change in accounting principal                     (180)                 (187)

Cumulative effect of change in
  accounting principle                                 --                  (164)

Net Loss                                             (180)                 (351)

Amounts per common share:

Loss before cumulative effect of change
  in accounting principle                            (.02)                 (.02)

Cumulative effect of change in
  accounting principle                                 --                  (.02)

Net loss                                      $      (.02)            $    (.04)

Net loss - assuming dilution                  $      (.02)            $    (.04)

2.   Inventories

Inventories consist of the following:

                                                December 31,          March 31,
                                                    2000                 2001
                                            ------------------------------------
Raw materials                                      $ 3,842               3,881
Work in process                                      3,380               3,183
Finished goods                                       8,687               8,881
                                            ------------------------------------
                                                    15,909              15,945
                                            ====================================

3.   Subsequent Events

On April 1, 2001, the Company purchased certain assets and liabilities of Tempco Engineering, Inc. and Hyco Precision, Inc. (together referred to as “Tempco”), two related companies in Sun Valley, California for $14,250. The Company may pay additional contingent consideration of up to $1,250, based on the financial results of Tempco over the next two years. Tempco had sales of $16,000 for the year ended December 31, 2000 and had total assets of $10,000 as of December 31, 2000. This acquisition will be accounted for under the purchase method of accounting and has been excluded from the consolidated financial statements of the Company as of March 31, 2001. The cost to acquire Tempco will be allocated to the assets acquired and liabilities assumed according to their estimated fair values at the time of the acquisition.

In order to facilitate the acquisition of Tempco, the Company amended its current loan agreement entering into a three year borrowing agreement ("Borrowing Agreement") on April 2, 2001. This Borrowing Agreement provides financing up to $15,500 and bears interest at LIBOR plus 3%. The Company drew $14,250 on this Borrowing Agreement on April 2, 2001. The Borrowing Agreement is secured by all assets of the Company, excluding real property, and contains financial covenants requiring minimum levels of cash flow coverage and EBITDA. As of March 31, 2001, the Company has not drawn upon the original loan agreement, which is a $7,000 secured line of credit.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following report contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Overview

LMI Aerospace, Inc. is a leader in fabricating, machining and integrating of formed close tolerance aluminum and specialty alloy components for use by the aerospace industry. The Company has been engaged in manufacturing components for a wide variety of aerospace applications. Components manufactured by the Company include leading edge wing slats, flaps and lens assemblies; cockpit window frame assemblies; fuselage skins and supports, and passenger and cargo door frames and supports. The Company maintains multi-year contracts with leading original equipment manufacturers and primary subcontractors of commercial, corporate, regional and military aircraft. Such contracts, which govern the majority of the Company’s sales, designate the Company as the sole supplier of the aerospace components sold under the contracts. Customers include Boeing, Lockheed Martin, Northrop Grumman, Gulfstream, Learjet, Canadair, DeHavilland and PPG. The Company manufactures more than 15,000 parts for integration into such models as Boeing’s 737, 747, 757, 767 and 777 commercial aircraft and F-15, F-18, C-17 military aircraft, Canadair’s RJ regional aircraft, Gulfstream’s G-IV and G-V corporate aircraft, and Lockheed Martin’s F-16 and C-130 military aircraft.

Quarter Ended March 31, 2001 vs. March 31, 2000

Net Sales. The Company enjoyed an increase in net sales of 10.5% in the quarter, with sales reaching $16.0 million in 2001. Shipments on Boeing commercial models added $1.4 million in the quarter. This increase in shipments to Boeing was primarily due to $2.4 million in sales of Boeing 747 components in 2001, which represents an increase of $0.8 million from 2000. Net sales on the 737 NG were $4.1 million in 2001, up from $3.9 million in 2000.

Sales to Bombardier totaled $1.4 million in 2001, up $0.5 million from 2000, predominately due to sales of components and tools for Learjet aircraft of $1.0 million, up $0.4 million from 2000. Sales on Lockheed Martin’s F-16 continued the strong performance in late 2000, contributing $1.2 million in the quarter, up $0.4 million from the first quarter of 2000, due to increased production rates and the customers desire for accelerated deliveries. Sales on Gulfstream’s G-IV and G-V aircraft were $1.6 million in 2001, down $0.4 million from 2000. This decrease is due to an inventory correction by Gulfstream, which the Company expects to work through during the second quarter of 2001.

Gross Profit. Gross profit for the first quarter of 2001 was $3.7 million (23.1% of net sales), up from $2.2 million (15.4% of net sales) in 2000. This increased gross profit was primarily due to improved labor efficiency, evidenced by decreased manufacturing payroll and fringes cost of $0.1 million and increased sales of $1.5 million.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses were $2.3 million in the quarter, a decrease of $0.2 million from 2000. During the first quarter of 2000, the Company recorded a bad debt expense of $0.4 million related to a customer that filed bankruptcy. Excluding this one time charge in 2000, selling, general, and administrative expenses increased $0.2 million, primarily resulting from increased payroll and fringe costs.

Cumulative Effect of Change in Accounting Principle. In the fourth quarter of 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulleting (SAB) No. 101, Revenue Recognition in Financial Statements. The new accounting method was adopted retroactive January 1, 2000. The cumulative effect of the change on prior years resulted in a charge to income of $164, net of income tax benefit of $88, which is included in income for the three months ended March 31, 2001. All 2000 amounts have been restated for this change in accounting principle. Refer to note 1 to the financial statements for further information on this change.

Liquidity and Capital Resources.

Cash was materially unchanged in 2001. Cash from operations totaled $1.1 million. The Company’s net income of $0.9 million was offset by an increase in accounts receivable of $1.1 million. Additionally, there was benefit of $0.9 million from non-cash expenses of depreciation and amortization as well as accruals of tax liabilities that are not yet paid. The operating cash was used to fund capital expenditures of $1.0 million and treasury stock purchases of $0.1 million.

Subsequent to the end of the quarter, the Company purchased certain assets and liabilities of Tempco Engineering, Inc. and Hyco Precision, Inc. The Company amended its current loan agreement (referred to as the "Borrowing Agreement") to fund the purchase price. The Borrowing Agreement provides financing up to $15.5 million. The Company drew $14.25 million on the Borrowing Agreement on April 2, 2001. The Company also maintains its revolving credit agreement of $7.0 million which it expects to cover its normal operating and capital expenditure requirements.

PART II

OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibit No.	Description

10.1	Fifth Amendment to and Restatement of Loan Agreement dated as of April 2, 2001.

10.2	Employment Agreement between Tempco Engineering, Inc. and Ernest R. Star dated April 2, 2001.

(b)	Reports on Form 8-K.

On March 30, 2001, the Company filed a Report on Form 8-K relating to the issuance of a press release announcing fiscal 2000 fourth quarter earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LMI AEROSPACE, INC.

Date: May 15, 2001	By: /s/ Lawrence E. Dickinson Lawrence E. Dickinson Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Description

10.1	Fifth Amendment to and Restatement of Loan Agreement dated as of April 2, 2001.

10.2	Employment Agreement between Tempco Engineering, Inc. and Ernest R. Star dated April 2, 2001.