Form 10-Q
period 2001-06-30
LMI AEROSPACE INC
filed 2001-08-09
CIK 1059562

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2001.

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _______________ to _________________.

Commission file number:    0-24293

                               LMI AEROSPACE, INC.
             (Exact name of registrant as specified in its charter)

               Missouri                                        43-1309065
     (State or Other Jurisdiction of                        (I.R.S. Employer
     Incorporation or Organization)                        Identification No.)

         3600 Mueller Road
       St. Charles, Missouri                                    63301
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Title of class of                       Number of Shares outstanding
      Common Stock                               as of June 30, 2001

Common Stock, par value $.02 per share              8,070,351

                               LMI AEROSPACE, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                   FOR THE FISCAL QUARTER ENDING JUNE 30, 2001

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS (UNAUDITED)

         Condensed Consolidated Balance Sheets as of December 31, 2000 and June 30, 2001

         Condensed Consolidated Statements of Operations for the three months and the six months ended June 30, 2000 and 2001

         Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 2001

         Notes to Unaudited Condensed Consolidated Financial Statements


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

                           PART II. OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURE PAGE

                               LMI Aerospace, Inc.
                      Condensed Consolidated Balance Sheets
             (Amounts in thousands, except share and per share data)



                                                                      December 31,          June 30,
                                                                          2000                2001
                                                                                          (unaudited)
                                                                  -----------------------------------------


Assets
Current assets:
   Cash and cash equivalents                                             $ 1,676           $  2,928
   Investments                                                               536                785
   Trade accounts receivable, net                                          6,627              9,062
   Inventories                                                            15,909             20,320
   Prepaid expenses                                                          361                678
   Income taxes receivable                                                   498                543
   Deferred income taxes                                                     782                782
                                                                  -----------------------------------------
Total current assets                                                      26,389             35,098

Property, plant, and equipment, net                                       21,059             24,942
Other assets                                                                 345                314
Goodwill, net                                                              1,888              7,782
                                                                  -----------------------------------------
                                                                        $ 49,681           $ 68,136
                                                                  =========================================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                      $ 3,570           $  4,724
   Accrued expenses                                                        1,962              2,540
   Current installments of long-term debt                                    104              1,761
                                                                  -----------------------------------------
Total current liabilities                                                  5,636              9,025

Long-term debt, less current installments                                    121             13,208
Deferred income taxes                                                      1,245              1,332
                                                                  -----------------------------------------
Total noncurrent liabilities                                               1,366             14,540

Stockholders' equity:
   Common stock of $.02 par value; authorized 28,000,000
     shares; issued 8,734,422 at December 31, 2000
     and       at June 30, 2001                                              175                175
   Additional paid-in capital                                             26,165             26,165
   Treasury Stock, at cost, 628,604 and 664,071 shares at
     December 31, 2000 and June 30, 2001, respectively                    (3,174)            (3,220)
   Accumulated other comprehensive loss                                     (272)              (110)
   Retained earnings                                                      19,785             21,561
                                                                  -----------------------------------------
Total stockholders' equity                                                42,679             44,571
                                                                  -----------------------------------------
                                                                        $ 49,681          $  68,136
                                                                  =========================================

See accompanying notes.


                               LMI Aerospace, Inc.
                 Condensed Consolidated Statements of Operations
                  (Amounts in thousands, except per share data)
                                   (Unaudited)



                                            For the Three Months Ended June 30           For the Six Months Ended June 30
                                                2000                  2001                  2000                   2001
                                       ------------------------------------------------------------------------------------------


Net sales                                      $ 13,774              $ 19,105              $ 28,295               $ 35,154
Cost of sales                                    11,916                14,929                24,206                 27,274
                                       ------------------------------------------------------------------------------------------
Gross profit                                      1,858                 4,176                 4,089                  7,880
Selling, general, and administrative
   expenses                                       2,169                 2,464                 4,705                  4,807
                                       ------------------------------------------------------------------------------------------
Income (loss) from operations                      (311)                1,712                  (615)                 3,073

Interest income (expense)/other                     (19)                 (261)                   (2)                  (265)
                                       ------------------------------------------------------------------------------------------

Income (loss) before income taxes                  (330)                1,451                  (617)                 2,808
Provision for (benefit from)
income                                             (116)                  508                  (216)                   983
   taxes
                                       ------------------------------------------------------------------------------------------
Income (loss) before cumulative
   effect of change in accounting
   principle                                       (214)                  943                  (401)                 1,825
                                       ==========================================================================================
Cumulative effect of change in
   accounting principle net of
   income tax benefit of $88                          -                     -                  (164)                     -
                                       ==========================================================================================
Net income (loss)                                $ (214)                $ 943               $  (565)              $  1,825
                                       ==========================================================================================

Amounts per common share:
Income (loss) before cumulative
   effect of change in accounting
   principle                                    $ (0.03)                $ .12               $ (0.05)                 $ .23
Cumulative effect of change in
   accounting principle                           -                     -                   $ (0.02)                  -
                                       ------------------------------------------------------------------------------------------
Net income (loss) per common share
                                                $ (0.03)                $ .12               $ (0.07)                 $ .23
                                       ==========================================================================================
Net income (loss) per common share
   - assuming dilution                          $ (0.03)                $ .12               $ (0.07)                 $ .22
                                       ==========================================================================================
Weighted average common shares
   outstanding                                8,203,395             8,070,200             8,205,932              8,075,555
                                       ==========================================================================================
Weighted average dilutive stock
   options outstanding                          116,181               120,534               122,507                 57,362
                                       ==========================================================================================


See accompanying notes.





                                                          LMI Aerospace, Inc.
                                            Condensed Consolidated Statements of Cash Flows
                                                        (Amounts in thousands)
                                                              (Unaudited)

                                                           For the Six Months Ended June 30
                                                                   2000                2001
                                                           -----------------------------------------

Operating activities
Net income (loss)                                                 $  (565)            $  1,825
Adjustments to reconcile net income (loss) to

net cash provided by operating activities:
   net cash generated from operating activities:
     Depreciation and amortization                                  1,789                1,959
     Changes in operating assets and liabilities:
       Trade accounts receivable                                      123                   33
       Inventories                                                 (1,059)                (563)
       Prepaid expenses and other assets                              (89)                (444)
       Income taxes payable                                           509                   (3)
       Accounts payable                                              (461)                 565
       Accrued expenses                                               241                  412
                                                           ----------------------------------------
Net cash generated from operating activities                          488                3,784

Investing activities
Additions to property, plant, and equipment, net                   (1,135)              (1,803)
Proceeds from sale of property, plant and equipment                     -                   65
Purchases of investments                                             (954)                   -
Acquisition of company, net of cash acquired                            -              (14,926)
                                                           -----------------------------------------
Net cash used by investing activities                              (2,089)             (16,664)

Financing activities
Proceeds from issuance of long-term debt                                -               14,250
Principal payments on long-term debt                                  (50)                 (72)
Treasury stock transactions, net                                      (40)                 (46)
                                                           -----------------------------------------
Net cash used by (generated from) financing activities                (90)              14,132
Activities

Net change in cash and cash equivalents                            (1,691)               1,252
Cash and cash equivalents, beginning of period                      5,908                1,676
                                                           -----------------------------------------
Cash and cash equivalents, end of period                         $  4,217             $  2,928
                                                           =========================================




Supplemental schedule of noncash investing and financing activities:

A capital lease obligation of $151 was incurred on March 22, 2001 when the Company entered into a lease for equipment.
A note payable obligation of $398 was incurred on June 1, 2001 when the Company entered into a purchase agreement for equipment.
See accompanying notes.


                               LMI Aerospace, Inc.
              Notes to Condensed Consolidated Financial Statements
         (Dollar amounts in thousands, except share and per share data))
                                   (Unaudited)
                                  June 30, 2001

1. Accounting Policies

Basis of Presentation

LMI Aerospace, Inc. (the Company) fabricates, machines, and integrates formed, close tolerance aluminum and specialty alloy components for use by the aerospace and laser equipment industries. The Company is a Missouri corporation with headquarters in St. Charles, Missouri. The Company maintains facilities in St. Charles, Missouri; Seattle, Washington; Tulsa, Oklahoma; Wichita, Kansas; Irving, Texas; and Sun Valley, California.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the SEC.

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

Cumulative Effect of Change in Accounting Principle

In the fourth quarter of 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. The new accounting method was adopted retroactive to January 1, 2000. The cumulative effect of the change on prior years resulted in a charge to income of $164, net of income tax benefit of $88, which is included in income for the three months ended March 31, 2000. All 2000 amounts have been restated for this change in accounting principle. The effect of the change on the three months and six months ended June 30, 2000 was as follows:



                                               For the Three Months Ended June 30          For the Six Months Ended June 30
                                           ----------------------------------------     ----------------------------------------
                                           As Previously Reported      As Restated       As Previously Reported      As Restated
                                           ----------------------------------------     ----------------------------------------

Net Sales                                         $ 13,735               $ 13,774           $ 28,496                   $28,295
Gross Profit                                         1,808                  1,858              4,049                     4,089
Net Loss                                              (247)                  (214)              (427)                     (565)
Amounts per common share:
Net Loss                                              (.03)                  (.03)              (.05)                     (.07)
Net loss - assuming dilution                          (.03)                  (.03)              (.05)                     (.07)


2. Acquisitions

On April 2, 2001, the Company acquired certain assets and liabilities of Tempco Engineering, Inc. and Hyco Precision, Inc. (together referred to as "Tempco"), two related companies in Sun Valley, California, for $14,250. The Company may pay additional contingent consideration of up to $1,250 if Tempco's EBITDA exceeds certain limits at the end of each quarter beginning June 30, 2001 and ending March 31, 2003. Based on the results of Tempco at June 30, 2001, no additional consideration was due. This acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of Tempco have been included in the consolidated financial statements of the Company after April 2, 2001. The cost to acquire Tempco has been preliminarily allocated to the assets acquired and liabilities assumed according to their estimated fair values at the time of the acquisition and are subject to adjustment when additional information concerning asset and liability valuations are finalized. The preliminary allocation has resulted in acquired goodwill of approximately $ 6,056, which is being amortized on a straight-line basis over 15 years.

3. FASB 141 & 142 Disclosure

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill [and intangible assets deemed to have indefinite lives] will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income after tax of $341 ($.04 per share and $.04 per share assuming dilution) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

4. Inventories

Inventories consist of the following:


                                                                     December 31,           June 30,
                                                                         2000                 2001
                                                                 ------------------------------------------

Raw materials                                                          $ 3,842               $ 3,922
Work in process                                                          3,380                 6,461
Finished goods                                                           8,687                 9,937
                                                                 ------------------------------------------
                                                                      $ 15,909              $ 20,320
                                                                 ==========================================


5. Long-Term Debt

Long-term debt consists of the following:


                                                                        December 31,           June 30,
                                                                            2000                 2001
                                                                     -----------------------------------------


Term loan                                                                  $   -              $ 14,250

Notes payable, principal and interest payable monthly, at
   fixed rates, ranging from 4.98% to 9.00%                                  225                   581
Capital lease obligations                                                      -                   138
                                                                     -----------------------------------------
                                                                             225                14,969
Less current installments                                                    104                 1,761
                                                                     -----------------------------------------
                                                                            $121               $13,208
                                                                     =========================================



In order to facilitate the acquisition of Tempco, the Company amended its current loan agreement with Union Planters entering into a three-year Borrowing Agreement ("Borrowing Agreement") on April 2, 2001. This Borrowing Agreement provides financing up to $15,500 and bears interest at ninety day LIBOR plus 3%, which was 7.84% at June 30, 2001. The Company drew $14,250 on this Borrowing Agreement on April 2, 2001. Interest payments are due monthly. Principal is due monthly beginning in September, 2001, using a seven year amortization. The Borrowing Agreement is secured by all assets of the Company, excluding real property, and contains financial covenants requiring minimum levels of cash flow coverage, EBITDA, and tangible net worth. Under the Borrowing Agreement, the Company has $1,250 available to fund any additional contingent consideration. Additionally, the Company has a revolving credit agreement for up to $7,000 under the same Borrowing Agreement. No amounts are owed on the revolving credit agreement.


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

Overview

LMI Aerospace, Inc. is a leader in fabricating, machining and integrating of formed close tolerance aluminum and specialty alloy components for use by the aerospace and laser cutting industries. The Company has been engaged in manufacturing components for a wide variety of applications. Aerospace components manufactured by the Company include leading edge wing slats, flaps and lens assemblies; cockpit window frame assemblies; fuselage skins and supports, and passenger and cargo door frames and supports. Non aerospace components are critical components in the chamber section of lasers used in the production of semiconductors and cutting equipment used in preparation for Lasic surgery. The Company maintains multi-year contracts with leading original equipment manufacturers and primary subcontractors of commercial, corporate, regional and military aircraft. Such contracts, which govern the majority of the Company's sales, designate the Company as the sole supplier of the aerospace components sold under the contracts. Customers include Boeing, Lockheed Martin, Northrop Grumman, Gulfstream, Learjet, Canadair, DeHavilland, PPG, Litton, Cymer, and InterLase. The Company manufactures more than 15,000 parts for integration into Boeing's 737, 747, 757, 767 and 777 commercial aircraft and F-15, F/A-18, C-17 military aircraft, Canadair's RJ regional aircraft, Gulfstream's G-IV and G-V corporate aircraft, Lockheed Martin's F-16 and C-130 military aircraft, Litton Industries guidance control systems, Cymer lasers for cutting silicon wafers, and IntraLase lasers used in Lasik surgery

Results of Operations

Quarter Ended June 30, 2001 versus June 30, 2000

Net Sales. Net sales for the quarter ended June 30, 2001 were $19.1 million, up 38.7% from the comparable quarter of the prior year of $13.8 million. Net sales for the second quarter of 2001 was beneficially impacted by the acquisition of Tempco Engineering, Inc. ("Tempco"), which added $3.4 million. Excluding the acquisition, net sales for the second quarter of 2001 were $15.7 million, an increase of 14.3% from the comparable quarter of the prior year.

Net sales on Boeing commercial aircraft were $10.0 million (51.7% of net sales) in the second quarter of 2001, up from $8.0 million (57.4% of net sales) in 2000, reflecting an increase on each model on which the Company participates. The Company's net sales increase on Boeing commercial aircraft was principally derived from the 747 ($2.7 million of net sales in the second quarter of 2001 compared to $1.9 million in the prior year) and the 737 ($4.3 million in the second quarter of 2001 compared to $3.7 million in 2000). The net sales contributed from the 737 were scheduled to decrease beginning in the third quarter of 2001 due to the loss of a contract to produce leading edge and flap components for the wing section of that aircraft. The Company has completed this contract; however, it was awarded additional orders for many of the components for delivery through the end of 2001. Certain components may be manufactured beyond the end of 2001.

Net sales for use in the corporate and regional aircraft market were $2.9 million in the second quarter of 2001, down from $3.4 million in 2000, primarily the result of lower shipments to Gulfstream and Learjet.

The acquisition of Tempco contributed to an increase in net sales on military platforms. Net sales on military programs were $3.1 million in 2001, up from $1.8 million in 2000. Tempco's net sales on military programs were $1.2 million in the quarter.

Tempco also had net sales of $1.6 million to laser equipment manufacturers serving the technology and medical markets.

Gross Profit. Gross profit for the quarter ended June 30, 2001 was $4.2 million (22.0% of net sales) compared to $1.9 million (13.8% of net sales) in 2000. Gross profit was positively impacted by the acquisition of Tempco, which added $0.7 million in the quarter. Excluding the acquisition of Tempco, gross profit would have been $3.5 million, an increase of $1.6 million over the prior year, but consistent with first quarter 2001. The improvement over the prior year (excluding the acquisition) is primarily the result of continued efficiency gains as labor and fringe costs were slightly lower ($6.4 million in 2001 and $6.5 million in 2000) while net sales increased by $1.9 million.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses ("SG&A") were $2.5 million in the second quarter of 2001, up from $2.2 million in 2000. The increase is attributable to the acquisition of Tempco, which had SG&A of $0.2 million and goodwill amortization related to the purchase of $0.1 million.

Interest Expense. The Company incurred $0.3 million in interest expense related to the $14.3 million borrowed to finance the purchase of Tempco.

Six Months Ended June 30, 2001 versus June 30, 2000

Net Sales. For the six months ended June 30, 2001, the Company had net sales of $35.1 million, an increase of 24.0% over net sales in 2000 of $28.3 million. Excluding the acquisition of Tempco, net sales rose to $31.7 million, a 12.0% increase from 2000.

The Company's net sales on Boeing commercial aircraft was $19.6 million in 2001, an increase from $16.1 million in 2000. Net sales on the 747 platform were $5.2 million in 2001 compared to $3.5 million in 2000. Net sales on the 737 platform were $8.4 million, up from $7.5 million in 2000.

Net sales for corporate and regional aircraft were $6.0 million in 2001, down from $6.4 million in 2000. This decline is predominately caused by a reduction in orders from Gulfstream as they analyze their inventory levels.

Net sales of military components were $5.5 million in 2001, an increase from $3.8 million in 2000. Net sales of military components from Tempco added $1.2 million in 2001. Excluding Tempco, net sales for the F-16 were $2.4 million in 2001, up from $1.5 million in 2000, the result of both production rate increases at Lockheed and new components awarded to the Company.

Gross Profit. The Company's gross profit was $7.9 million (22.5% of net sales) in 2001, an increase from $4.1 million (14.5% of net sales) in 2000. Excluding the acquisition of Tempco, efficiency gains contributed to the improvement in gross margin as labor and fringes dropped to $12.8 million in 2001 from $13.3 million and net sales rose by $4.6 million. The additional sales also provided better coverage of fixed costs. Tempco added $0.7 million to gross profit.

Selling, General, and Administrative Expenses. SG&A increased to $4.8 million in 2001 from $4.7 million in 2000. SG&A in 2000 was adversely affected by a charge for a bankrupt customer of $0.4 million. Increases in SG&A in 2001 is predominately related to the acquisition of Tempco and the resulting amortization of goodwill.

Cumulative Effect of Change in Accounting Principle. In the fourth quarter of 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) No. 101, Revenue recognition in Financial Statements. The new accounting method was adopted retroactive January 1, 2000. The cumulative effect of the change on prior years resulted in a charge to income of $164, net of income tax benefit of $88, which is included in income for the three months ended March 31, 2000. All 2000 amounts have been restated for this change in accounting principle. Refer to note 1 to the financial statements for further information on this change.

Liquidity and Capital Resources

On April 2, 2001, the Company acquired certain assets and liabilities of Tempco Engineering, Inc. and Hyco Precision, Inc. (together, "Tempco"), two related businesses in Sun Valley, California. Tempco provides machined components and assemblies to the defense and aerospace markets and to manufacturers of laser equipment used in semiconductor manufacturing and Lasik eye surgery. Tempco had sales of approximately $16 million in 2000. The Company purchased Tempco for $14.25 million plus future potential consideration of up to $1.25 million, depending upon the financial performance of Tempco.

The Company entered into two separate term loans to finance the purchase of Tempco as follows:

o $14.25 million three-year term loan with a seven-year amortization, principal payable monthly after the first six months, and interest payable monthly at ninety day LIBOR plus 3.00%. This note was completely advanced on April 2, 2001.

o $1.25 million multi-advance two year note with no amortization and interest payable monthly at ninety day LIBOR plus 3%. This note has not been advanced but is intended to be used to finance any potential future consideration due the prior owners of Tempco, if any, that is earned over the next two years.

These notes are secured by all of the Company's assets, excluding real property. The notes require certain covenants, both financial and non financial, including a minimum consolidated debt service ratio, senior funded debt to consolidated EBITDA ratio, and a minimum tangible net worth. The Company met each of these requirements at June 30, 2001. The Company maintains its revolving credit agreement of $7.0 million, which remains unused at June 30, 2001. The revolving credit agreement is subject to the same security and covenants as the new term loans.

The Company's cash balance at June 30, 2001 was $2.9 million, up from $1.7 million at December 31, 2000. The operating activities of the Company generated $3.8 million, principally from earnings adjusted for non-cash expenses depreciation and amortization. Investments in fixed assets were $2.3 million in the first six months of 2001, including the non cash financing of certain information technology equipment, a turret punch machine, and two brake presses through the sellers of the equipment. The Company has invested in various pieces of equipment to support the increase in demand for its product. The Company expects this increased demand to require it to invest up to $4.0 million in fixed assets during 2001.

The Company believes it has adequate financial flexibility to meet its obligations using its cash and the cash generated by its operating activities.

                                     PART II

                                OTHER INFORMATION

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             The Annual Meeting of Shareholders was held on May 24, 2001.

             At the Meeting, the shareholders voted for the election of all persons nominated by management to be Class II Directors. The votes for these nominated Directors were as follows:

             Name                 Votes For           Votes Withheld

             Joseph Burstein      6,797,750               12,700
             Ronald S. Saks       6,798,750               11,700
             Thomas D. Baker      6,798,750               11,700


             At the Meeting, the shareholders also voted for a proposal to adopt the Related Articles of Incorporation LMI Aerospace, Inc. 1998 Stock Option Plan:

                                  Votes For           Votes Withheld

                                  6,654,975             151,475


             At the Meeting, the shareholders also voted for the ratification of the selection of Ernst & Young LLP to serve as the Company's independent auditor. The votes for such ratification were as follows:

                                    Votes For         Votes Withheld

                                    7,801,950             8,500


Item 6.      EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits: None

(b) The Company filed a report on Form 8-K April 17, 2001, reporting the closing of the Company's acquisition of Tempco.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   LMI AEROSPACE, INC.


Date:  August 8, 2001                  By: /s/ Lawrence E. Dickinson
                                           ------------------------------
                                           Lawrence E. Dickinson
                                           Chief Financial Officer and Secretary