Form 10-Q
period 2001-09-30
LMI AEROSPACE INC
filed 2001-11-14
CIK 1059562

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

|X|	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2001.

|_|	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to .

Commission file number:    0-24293

LMI AEROSPACE, INC. (Exact name of registrant as specified in its charter)

Missouri (State or Other Jurisdiction of Incorporation or Organization)	43-1309065 (I.R.S. Employer Identification No.)

3600 Mueller Road St. Charles, Missouri (Address of Principal Executive Offices)	63301 (ZIP Code)

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

             Yes   X      No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of class of Common Stock	Number of Shares outstanding as of Septembr 30, 2001

Common Stock, par value $.02 per share	8,022,846

LMI AEROSPACE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE FISCAL QUARTER ENDING SEPTEMBER 30, 2001

                         PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS (UNAUDITED)

         Condensed Consolidated Balance Sheets as
         of December 31, 2000 and September 30, 2001

         Condensed Consolidated Statements of Operations for the
         three months and the nine months ended
         September 30, 2000 and 2001

         Condensed Consolidated Statements of Cash Flows for the
         the nine months ended September 30, 2000 and 2001

         Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

                           PART II. OTHER INFORMATION

Item 5.  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURE PAGE

EXHIBIT INDEX

LMI Aerospace, Inc. Condensed Consolidated Balance Sheets (Amounts in thousands, except share and per share data)

                                                  December 31,     September 30,
                                                      2000              2001
                                                                    (unaudited)
                                                 -------------------------------
Assets
Current assets:
   Cash and cash equivalents                         $ 1,676          $  2,662
   Investments                                           536               463
   Trade accounts receivable, net                      6,627             9,496
   Inventories                                        15,909            20,736
   Prepaid expenses                                      361             1,205
   Income taxes receivable                               498               194
   Deferred income taxes                                 782               782
                                                 -------------------------------
Total current assets                                  26,389            35,538

Property, plant, and equipment, net                   21,059            24,440
Other assets                                             345               300
Goodwill, net                                          1,888             7,648
                                                 -------------------------------
                                                    $ 49,681          $ 67,926
                                                 ===============================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                  $ 3,570          $  3,759
   Accrued expenses                                    1,962             2,798
   Current installments of long-term debt                104             2,248
                                                 -------------------------------
Total current liabilities                              5,636             8,805

Long-term debt, less current installments                121            12,664
Deferred income taxes                                  1,245             1,219
                                                 -------------------------------
Total noncurrent liabilities                           1,366            13,883

Stockholders' equity:
   Common stock of $.02 par value;
     authorized 28,000,000 shares;
     issued 8,734,422 and 8,736,427 at
     December 31, 2000 and at
     September 30, 2001, respectively                    175               175
   Additional paid-in capital                         26,165            26,171
   Treasury Stock, at cost, 628,604 and
     711,576 shares at December 31, 2000
     and September 30, 2001, respectively             (3,174)           (3,383)
   Accumulated other comprehensive loss                 (272)             (319)
   Retained earnings                                  19,785            22,594
                                                 -------------------------------
Total stockholders' equity                            42,679            45,238
                                                 -------------------------------
                                                    $ 49,681         $  67,926
                                                 ===============================

See accompanying notes.

LMI Aerospace, Inc. Condensed Consolidated Statements of Operations (Amounts in thousands, except per share data) (Unaudited)

                              For the Three Months          For the Nine Months
                              Ended September 30            Ended September 30
                         -------------------------------------------------------
                              2000           2001           2000           2001
                         -------------------------------------------------------
Net sales                  $ 12,835       $ 19,558       $ 41,131      $ 54,712
Cost of sales                12,096         14,936         36,302        42,210
                         -------------------------------------------------------
Gross profit                    739          4,622          4,829        12,502
Selling, general, and
   administrative
   expenses                   2,249          2,800          6,953         7,607
                         -------------------------------------------------------
Income (loss) from
   operations                (1,510)         1,822         (2,124)        4,895

Interest income
   (expense)                      5           (237)             2          (503)
                         -------------------------------------------------------
Income (loss) before
   income taxes              (1,505)         1,585         (2,122)        4,392
Provision for (benefit
   from) income taxes          (527)           555           (743)        1,537
                         -------------------------------------------------------
Income (loss) before
   cumulative effect
   of change in
   accounting principle        (978)         1,030         (1,379)        2,855
                         =======================================================
Cumulative effect of
   change in accounting
   principle net of
   income tax benefit
   of $88                         -              -           (164)            -
                         =======================================================
Net income (loss)            $ (978)       $ 1,030      $  (1,543)     $  2,855
                         =======================================================
Amounts per common share:
Income (loss) before
   cumulative effect
   of change in
   accounting principle     $ (0.12)        $ 0.13        $ (0.17)       $ 0.35
Cumulative effect
   of change in
   accounting principle           -              -        $ (0.02)            -
                         -------------------------------------------------------
Net income (loss) per
   common share             $ (0.12)        $ 0.13        $ (0.19)       $ 0.35
                         =======================================================
Net income (loss) per
   common share
   - assuming dilution      $ (0.12)        $ 0.13        $ (0.19)       $ 0.35
                         =======================================================
Weighted average
   common shares
   outstanding            8,216,070      8,063,505      8,209,433     8,071,494
                         =======================================================
Weighted average
   dilutive stock
   options outstanding           0         142,156          3,306        88,714
                         =======================================================

See accompanying notes.

LMI Aerospace, Inc. Condensed Consolidated Statements of Cash Flows (Amounts in thousands) (Unaudited)

                                                       For the Nine Months
                                                       Ended September 30
                                                   2000               2001
                                              ------------------------------
Operating activities
Net income (loss)                              $  (1,543)          $  2,855
Adjustments to reconcile
   net income (loss) to
   net cash generated from
   operating activities:
     Depreciation and amortization                 2,717              3,085
     Changes in operating assets
       and liabilities:
       Trade accounts receivable                     182               (401
       Inventories                                  (530)              (979
       Prepaid expenses and other assets            (105)              (811
       Income taxes payable                          (31)               455
       Accounts payable                           (1,174)              (400
       Accrued expenses                              587                674
                                             -------------------------------
Net cash generated from
   operating activities                              103              4,478

Investing activities
Additions to property, plant,
   and equipment, net                             (1,395)            (2,423
Proceeds from sale of property,
   plant and equipment                                 -                 90
Purchases of investments                            (954)                 -
Acquisition of company,
   net of cash acquired                                -            (14,926
                                             ------------------------------
Net cash used by
   investing activities                           (2,349)           (17,259

Financing activities
Proceeds from issuance of
   long-term debt                                      -             14,250
Principal payments on
   long-term debt                                    (76)              (129
Treasury stock transactions, net                    (213)              (354
                                             ------------------------------

Net cash (used by) generated
   from financing activities                        (289)            13,767

Net change in cash and
   cash equivalents                               (2,535)               986
Cash and cash equivalents,
   beginning of period                             5,908              1,676
                                             ------------------------------
Cash and cash equivalents,
   end of period                                $  3,373           $  2,662
                                             ==============================

Supplemental Schedule of noncash investing and financing activities:

A capital lease obligation of $151 was incurred on March 22, 2001, when the
Company entered into a lease for equipment.

A note payable obligation of $398 was incurred on June 1, 2001, when the
Company entered into a purchase agreement for equipment.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2001

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the SEC.

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

Cumulative Effect of Change in Accounting Principle

In the fourth quarter of 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulleting (SAB) No. 101, Revenue Recognition in Financial Statements. The new accounting method was adopted retroactive to January 1, 2000. The cumulative effect of the change on prior years resulted in a charge to income of $164, net of income tax benefit of $88, which is included in income for the nine months ended September 30, 2000. All 2000 amounts have been restated for this change in accounting principle. The effect of the change on the three months and nine months ended September 30, 2000 was as follows:

                                   For the Three Months      For the Nine Months
                                   Ended September 30        Ended September 30
                              -------------------------------------------------------
                              As Previously              As Previously
                                Reported    As Restated     Reported     As Restated
                              -------------------------------------------------------

Net sales                    $ 12,911        $ 12,835     $ 41,407      $ 41,131
Gross Profit                      707             739        4,756         4,829
Net Loss                         (998)           (978)      (1,427)       (1,543)
Amounts per common share:
Net Loss                        (0.12)          (0.12)       (0.17)        (0.19)
Net Loss - assuming dilution    (0.12)          (0.12)       (0.17)        (0.19)

2.   Acquisitions

On April 1, 2001, the Company acquired certain assets and liabilities of Tempco Engineering, Inc. and Hyco Precision, Inc. (together referred to as “Tempco”), two related companies in Sun Valley, California, for $14,250, subject to certain purchase price adjustments, as defined. In addition, the Company may pay additional contingent consideration of up to $1,250 if Tempco’s EBITDA exceeds certain limits at the end of each quarter beginning June 30, 2001 and ending March 31, 2003. Based on the results of Tempco at September 30, 2001, no additional consideration was due. This acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of Tempco have been included in the consolidated financial statements of the Company after April 1, 2001. The cost to acquire Tempco has been preliminarily allocated to the assets acquired and liabilities assumed according to their estimated fair values at the time of the acquisition and are subject to adjustment when additional information concerning asset and liability valuations and certain other purchase price adjustments are finalized. The preliminary allocation has resulted in acquired goodwill of approximately $ 6,056, which is being amortized on a straight-line basis over 15 years.

3.   FASB 141 & 142 Disclosure

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

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

4.   Inventories

Inventories consist of the following:

                                     December 31,         September 30,
                                         2000                  2001
                                 --------------------------------------------
Raw materials                           $ 3,842             $ 3,766
Work in process                           3,380               7,042
Finished goods                            8,687               9,928
                                 --------------------------------------------
                                       $ 15,909            $ 20,736
                                 ============================================

5.   Long-Term Debt

Long-term debt consists of the following:
                                        December 31,        September 30,
                                            2000                 2001
                                     --------------------------------------

Term loan                                     $  -            $ 14,250

Notes payable, principal and
   interest payable monthly, at
   fixed rates, ranging from
   4.98% to 9.00%                              225                 536
Capital lease obligations                        -                 126
                                     --------------------------------------
                                               225              14,912
Less current installments                      104               2,248
                                     --------------------------------------
                                              $121             $12,664
                                     ======================================

In order to facilitate the acquisition of Tempco, the Company amended its current loan agreement with Union Planters entering into a three-year Borrowing Agreement (“Borrowing Agreement”) on April 1, 2001. This Borrowing Agreement provides financing up to $15,500 and bears interest at ninety day LIBOR plus 3%, subject to a cap of 8.5% and a floor of 7.0%. The interest rate was 7.0% at September 30, 2001. The Company drew $14,250 on this Borrowing Agreement on April 1, 2001. Interest payments are due monthly. Principal is due monthly beginning in October, 2001, using a seven year amortization. The Borrowing Agreement is secured by all assets of the Company, excluding real property, and contains financial covenants requiring minimum levels of cash flow coverage, EBITDA, and tangible net worth. Under the Borrowing Agreement, the Company has $1,250 available to fund any additional contingent consideration. Additionally, the Company has a Revolving Credit Agreement (“Revolving Credit Agreement”) for up to $7,000 which expires November 30, 2001. The Company is currently in negotiations with its lender to extend the Revolving Credit Agreement for a minimum of one additional year. No amounts were owed on the Revolving Credit Agreement at September 30, 2001.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following report contains forward-looking statements based on the beliefs of the Company and are subject to certain risks and uncertainties. These statements can be identified by forward-looking words such as “expect”, “believe”, anticipate”, “goal”, “plan”, “intend”, “estimate”, “may”, “will”, or similar words. The Company’s actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below as well as those factors set forth in the Company’s other filings with the Securities and Exchange Commission.

Overview

LMI Aerospace, Inc. is a leader in fabricating, machining and integrating formed close tolerance aluminum and specialty alloy components for use by the aerospace and laser cutting industries. The Company has been engaged in manufacturing components for a wide variety of applications. Aerospace components manufactured by the Company include leading edge wing slats, flaps and lens assemblies; cockpit window frame assemblies; fuselage skins and supports, and passenger and cargo door frames and supports. Non-aerospace components are critical components in the chamber section of lasers used in the production of semiconductors and cutting equipment used in preparation for Lasik surgery. The Company maintains multi-year contracts with leading original equipment manufacturers and primary subcontractors of commercial, corporate, regional and military aircraft. Such contracts, which govern the majority of the Company’s sales, designate the Company as the sole supplier of the aerospace components sold under the contracts. Customers include Boeing, Lockheed Martin, Northrop Grumman, Gulfstream, Learjet, Canadair, DeHavilland, PPG, Litton, Cymer, and IntraLase. The Company manufactures more than 15,000 parts for integration into Boeing’s 737, 747, 757, 767 and 777 commercial aircraft and F-15, F/A-18, C-17 military aircraft, Canadair’s RJ regional aircraft, Gulfstream’s G-IV and G-V corporate aircraft, Lockheed Martin’s F-16, T50 trainer, and C-130 military aircraft, Litton Industries guidance control systems, Cymer lasers for cutting silicon wafers, and IntraLase lasers used in Lasik surgery

Results of Operations

Quarter Ended September 30, 2001 versus September 30, 2000

Net Sales. Net sales for the quarter ended September 30, 2001 were $19.6 million compared to $12.8 million in the same quarter of the prior year, an increase of 52.4%. Net sales for the current quarter were aided by the acquisition of Tempco, which added $4.4 million (22.4% of net sales). Excluding the acquisition, net sales were $15.2 million in the quarter, an increase of 18.0%.

Net sales on Boeing commercial aircraft were $9.1 million (46.3% of net sales) in the current quarter, up from $7.7 million in the prior year. Net sales of components during the quarter for the 737 were $4.1 million, an increase from $3.5 million in the prior year. Additionally, the Company generated net sales increases on all Boeing models on which it participates.

Net sales for military programs were $3.4 million (17.4% of net sales) in the quarter, an increase from $1.3 million in the prior year. The acquisition of Tempco added $1.5 million to the current quarter in addition to an increase in net sales on the Lockheed Martin F-16 and T-50 programs.

The Company’s net sales during the quarter on corporate and regional aircraft platforms totaled $2.8 million (14.3% of net sales), unchanged from the prior year.

Tempco generated net sales of $2.2 million (11.3% of net sales) for components used by laser equipment manufactures serving the technology and medical markets.

Gross Profit. Gross profit for the quarter ended September 30, 2001 was $4.6 million (23.6% of net sales), up from $0.7 million (5.6% of net sales) in the prior year. The improved performance is primarily due to improved labor efficiency. The Company was able to support the 52.4% increase in net sales with a 34.0% increase in manufacturing labor ($6.3 million in labor costs in the current quarter compared to $4.7 million in the prior year.) Also, the quarter benefited by the increased revenue, which afforded better coverage of the fixed costs. The quarter was adversely affected by lost production hours resulting from downtime on certain pieces of critical equipment and employee meetings required as the Company successfully defended itself against a union organizing campaign. Additionally, the Company incurred start up and development costs related to the initial deliveries of components for a wing seal program on the T-50 aircraft for Lockheed Martin.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased to $2.8 million (14.3% of net sales) in the quarter ended September 30, 2001 from $2.2 million (17.5% of net sales) in the prior year. Approximately $0.3 million was attributable to the additional expenses at Tempco.

Interest Expense. Interest expense was $0.2 million in the third quarter of 2001. This interest is attributable to the debt incurred to acquire Tempco.

Nine Months Ended September 30, 2001 versus September 30, 2000

Net Sales. Net sales for the nine months ended September 30, 2001 were $54.7 million compared to $41.1 million for the prior year, an increase of 33.1%. The acquisition of Tempco contributed $7.8 million of the increase. Excluding the acquisition, net sales were $46.9 million, up 14.1% from 2000.

Net sales for Boeing commercial aircraft were $28.7 million (52.5% of net sales) for 2001 compared to $23.4 million (57.1% of net sales) in 2000. Net sales for the 737 were $12.5 million in 2001, up from $11.0 million in 2000. Additionally, sales for the 747 were $7.1 million in 2001, up $1.9 million from 2000.

Net sales for corporate and regional aircraft were down in 2001, contributing $9.0 million (16.2% of net sales) in 2001 compared to $9.4 million (22.8% of net sales) in 2000. This reduction is primarily attributable to a slowdown in deliveries of components used on Gulfstream’s G-IV and G-V aircraft.

Military sales were $8.9 million (16.0% of net sales) in 2001 compared to $5.2 million (12.6% of net sales) in 2000. The addition of Tempco contributed $2.7 million of the increase. Additionally, sales on the F-16 and T-50 programs for Lockheed Martin generated $3.9 million in 2001, up from $2.0 million in 2000.

Net sales to laser equipment manufacturers by Tempco totaled $3.9 million (7.0% of net sales) in 2001.

Gross Profit. Gross profit for the nine months ended September 30, 2001 was $12.5 million (22.9% of net sales), up from $4.8 million (11.7% of net sales). The increase in performance is attributable to improved labor efficiencies and better coverage of fixed costs afforded by the increased sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $7.6 million (13.9% of net sales) in 2001 compared to $7.0 million (16.9% of net sales) in 2000. The acquisition of Tempco added $0.6 million in 2001.

Interest Expense. Interest expense was $0.5 million in 2001. This interest is principally attributable to the debt incurred to acquire Tempco.

Cumulative Effect of Change in Accounting Principle. In the fourth quarter of 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulleting (SAB) No. 101, Revenue recognition in Financial Statements. The new accounting method was adopted retroactive to January 1, 2000. The cumulative effect of the change on prior years resulted in a charge to income of $0.2 million, net of income tax benefit of $0.1 million, which is included in income for the nine months ended September 30, 2000. All 2000 amounts have been restated for this change in accounting principle. Refer to note 1 to the financial statements for further information on this change.

Liquidity and Capital Resources

Cash flow from operations was $5.0 million in 2001 compared to $0.1 million in 2000. This improvement is attributable to the improved earnings of the Company. The Company entered into a debt arrangement of $14.3 million to finance the purchase of Tempco in the second quarter of 2001. Payments on this debt begin in the fourth quarter of 2001. Additionally, the Company continues to invest in property, plant, and equipment, spending $2.4 million in the first nine months of 2001. The Company expects to spend approximately $3.0 million in capital expenditures for the full year 2001. Cash was $2.7 million and the Company has no outstanding balance on its a revolving line of credit of $7.0 million at September 30, 2001.

The terrorist attacks of September 11, 2001 have had an adverse impact on the airline industry as well as producers and subcontractors of commercial aircraft, which will affect the Company. At this time, the Company believes that it will see declines in its sales to the commercial aircraft industry and is working with its customers to assess how significant the impact will be and what actions the Company will need to take to manage this reduction. Also, management has begun an assessment of the impact of these events on the business prospects of its available for sale investments.

PART II

OTHER INFORMATION

Item 5.   OTHER INFORMATION

The Company’s Revolving Credit Agreement with Union Planters expired, pursuant to its terms, on October 30, 2001. On such date, Union Planters and the Company executed the Sixth Amendment to Loan Agreement, extending the Company’s ability to draw down on its $7,000,000 line of credit with Union Planters until November 30, 2001. No amounts are owed on the Revolving Credit Agreement at this time. The Company anticipates executing an agreement in the near future to extend the Revolving Credit Agreement for a minimum of one year.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit No.	Description

10.1	Leonard's Metal Inc./ Lockheed Martin Aeronautics Company Business Reformation Agreement

10.2	Sixth Amendment to Loan Agreement

(b)	The Company filed the following Reports on Form 8-K:

(i)	On August 7, 2001, the Company filed a Report on Form 8-K relating to the issuance of a press release announcing second quarter earnings;

(ii)	On August 8, 2001, the Company filed a Report on Form 8-K disclosing certain events relating to a union organizing campaign;

(iii)	On August 9, 2001, the Company filed a report on Form 8-K relating to the issuance of a press release announcing revised earnings estimates;

(iv)	On September 13, 2001, the Company filed a Report on Form 8-K announcing an employee vote relating to a union organizing campaign; and

(v)	On September 26, 2001, the Company filed a Report on Form 8-K announcing the certification of an employee vote relating to a union organizing campaign.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LMI AEROSPACE, INC.

Date: November 13, 2001	By: /s/ Lawrence E. Dickinson Lawrence E. Dickinson Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Description

10.1	Leonard's Metal Inc./ Lockheed Martin Aeronautics Company Business Reformation Agreement

10.2	Sixth Amendment to Loan Agreement