Form 10-K
period 2001-12-31
LMI AEROSPACE INC
filed 2002-04-01
CIK 1059562

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the fiscal year ended December 31, 2001

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the transition period from ___________ to ____________.

         Commission file number     0-24293
                                ------------------------------------------------


                               LMI AEROSPACE, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         Missouri                                     43-1309065
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (IRS Employer
Incorporation or Organization)              Identification No.)

3600 Mueller Road,
St. Charles, Missouri                                 63302-0900
-------------------------------              -----------------------------------
(Address of Principal
Executive Officer)                               (ZIP Code)

                                 (636) 946-6525
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area code)

     Securities to be registered pursuant to Section 12(b) of the Act:  None
                                                                       ---------

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

        YES    X        NO
             -------         ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $12,266,903 (computed by reference to the closing price of such voting stock on the NASDAQ National Market on March 26, 2002 of $4.25).

There were 8,026,886 total shares of common stock outstanding as of March 26, 2002.

                       Documents Incorporated by Reference

1)   The following document is incorporated into this Report by reference:

     Part III: Portions of the definitive proxy statement of the Registrant (to be filed pursuant to Regulation 14A for Registrant's 2001 Annual Meeting of Shareholders, which involves the election of directors), are incorporated by reference into Items 10, 11, 12 and 13 to the extent stated in such items.

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

                                TABLE OF CONTENTS


Item No.                                                           Page
--------                                                           ----
                                     PART I


1        Business                                                     1

2        Properties                                                  10

3        Legal Proceedings                                           11

4        Submission of Matters to a Vote of Security
         Holders                                                     11

4(a)     Executive Officers of the Registrant                        11

                                     PART II

5        Market for Registrant's Common Equity and Related
         Stockholder Matters                                         14

6        Selected Financial Data                                     15

7        Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         16

7A       Quantitative and Qualitative Disclosures about
         Market Risk                                                 20

8        Financial Statements and Supplementary Data                 20

9        Changes in and Disagreements with Accountants on
         Accounting and  Financial Disclosure                        36



                                    PART III

10       Directors and Executive Officers of Registrant              37

11       Executive Compensation                                      37

12       Security Ownership of Certain Beneficial Owners
         and Management                                              37

13       Certain Relationships and Related Transactions              37


                                     PART IV

14       Exhibits, Financial Statement Schedules and Reports
         on Form 8-K                                                 37

                                     PART I

Item 1.  Business.

General Overview

LMI Aerospace, Inc. (the "Company") is a leader in fabricating, machining, finishing and integrating formed, close tolerance aluminum and specialty alloy components for use by the aerospace, semiconductor and medical products industries. For over 50 years, the Company has been engaged in manufacturing components for a wide variety of aerospace applications. Components manufactured by the Company include leading edge wing slats, flaps and lens assemblies; cockpit window frame assemblies; fuselage skins and supports; and passenger and cargo door frames and supports. The Company maintains multi-year contracts with leading original equipment manufacturers ("OEMs") and primary subcontractors ("Primes") of commercial, corporate, regional and military aircraft. Such contracts, which govern the majority of the Company's sales, designate the Company as the sole supplier of the aerospace components sold under the contracts. Customers include Boeing, Lockheed Martin, Northrop Grumman, Gulfstream, Learjet, Canadair, DeHavilland, PPG, Vought, Barry Controls, Cymer, and IntraLase. The Company manufactures more than 15,000 parts for integration into such models as Boeing's 737, 747, 757, 767 and 777 commercial aircraft; Gulfstream's G-IV and G-V corporate aircraft; Canadair's RJ regional aircraft and Global Express and Challenger corporate aircraft; and Lockheed Martin's F-16, F-22 and C-130 and Boeing's F-15, F/A-18, C-17, and AH-64 Apache military aircraft. The Company produces components and assemblies for Cymer, a manufacturer of various laser equipment used by semiconductor manufacturers. Additionally, the Company produces components and assemblies for IntraLase Corp., a manufacturer of laser equipment used by refractive eye surgeons.

In addition to supplying quality components, the Company provides its customers with value-added services, including engineered tool design, production and repair; heat treating; chemical milling; assembly; prototyping; and metal finishing processes, such as polishing and painting. The Company believes that such value-added services provide significant benefits to its customers including: (i) reduced administrative costs resulting from the Company's ability to serve as a single point of purchase for a wide array of required products and services, (ii) faster, more efficient production rates, and (iii) greater consistency in meeting scheduled delivery dates. As a result, the Company believes that its value-added services are an increasingly important factor in the selection of the Company to provide aerospace components.

The Company's business was founded in Missouri in 1948. The Company's headquarters are located at 3600 Mueller Road, St. Charles, Missouri. The Company maintains facilities in St. Charles, Missouri; Auburn, Washington; Tulsa, Oklahoma; Wichita, Kansas; Irving, Texas; and Sun Valley, California.

Customer Concentration

The Company manufactures and supplies over 15,000 parts to leading OEMs and Primes of commercial, corporate, regional and military aircraft, primarily under multi-year contracts. Such contracts designate the Company as the sole supplier of the aerospace components sold under the contracts. Customers include the following leading OEMs and Primes:


Commercial                               Platforms
----------                               ---------
Boeing                                   737 Classic, 737 Next Generation
                                         ("737NG"), 707, 727,
                                         747, 757, 767 and 777
Vought                                   747, 757 and 767
PPG                                      737NG, 747, 767, 777 and MD-80
National Machine                         737NG
Canadair                                 767
Hexcel                                   737NG

Corporate and Regional                   Platforms
----------------------                   ---------
Gulfstream                               G-IV and G-V
Canadair                                 Regional Jet, Global Express and
                                         Challenger 604
Short Brothers                           Regional Jet
Learjet                                  Models 31, 45 and 60
DeHavilland                              CL415 and Dash-8
Boeing                                   737 Business Jet
Nordam                                   Citation V, VII, VIII, Ultra, Bravo
                                         and Excel, Lear 60,
                                         and Beech 400A
PPG                                      Citation III, VII, X and Excel
Vought                                   G-IV and G-V

Military                                 Platforms
--------                                 ---------
Lockheed Martin                          F-16 and C-130
Boeing                                   AWACS, F-15, F/A-18, C-17, and Apache
                                         AH-64

Semiconductor Equipment                  Platforms
-----------------------                  ---------
Cymer                                    ELS 7000, ELS 6010

Medical Products                         Platforms
----------------                         ---------
IntraLase                                IntraLase FS Laser


The Company has a long-standing relationship with several Boeing business units, including Boeing Commercial Airplane Group, Boeing North American, Boeing Military and Boeing Helicopter. During 1999, 2000 and 2001, direct sales to Boeing business units accounted for a total of approximately 54%, 48% and 40% of the Company's sales, respectively. According to industry sources, Boeing holds approximately a 50% share of the worldwide commercial aircraft market. The Company conducts its Boeing commercial business under a single contract. In general, this agreement provides for: (i) payment on a net 30 day basis; (ii) termination for convenience upon 30 days notice; (iii) reasonable manufacturing lead time for delivery of components; (iv) limitations on and specifications for the scope of work to be performed; and (v) pricing of components by quotes. In addition, these contracts are typically "requirements" contracts under which the purchaser commits to purchase all of its requirements of a particular component from the Company. Specific orders are placed with the Company on a periodic basis. The Company believes that its relationship with Boeing extends beyond the expressed language of the multi-year contracts. Such belief is based on, among other things, discussions with Boeing personnel, the longevity and growth of the relationship, and the Company's experience with Boeing during occasional periods without an effective contract.

Products

The Company fabricates machines and integrates formed, close tolerance aluminum and specialty alloy components for use by the aerospace, semiconductor, and medical products industries. For over 50 years the Company has been engaged in manufacturing components for a wide variety of aerospace applications. All components are fabricated from designs prepared and furnished by its customers. The following table describes some of the Company's principal products (consisting of manufactured components and assemblies) and the models into which they are integrated:


Product                                           Models
-------                                           ------

Wing leading edge skins,                     737 NG
flapskins, winglets

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

Door assembly structural details             737 Classic, 737 NG, 747 and 757,
                                             Challenger 604, Regional Jet, F-16
                                             and C-130

Thrust reversers and engine                  G-IV, CL415, 737 Classic and 777
nacelles/cowlings


Cockpit window frames and landing            737NG, 747, 767, 777, Citation III,
light lens assembly                          VII and Excel, DC-8 and 9, MD-80,
                                             KC-10 and F-16

Fuselage and wing skin                       Models 45 and 60, Dash-8, 737
                                             Classic, 737 NG, 747, 757, 767,
                                             777, C-130 and F-16

Housings and assemblies for gun turret       AH-64 Apache Helicopter

Structural sheet metal & extruded            Various models
components

Fans, heat exchangers, and various           ELS 7000, ELS 6010
assemblies and components

Various components and assemblies            IntraLase FS Laser


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

Backlog

The Company's backlog is displayed in the following table:

                               As of December 31,
                                 (in millions)

                                         1999           2000            2001
                                         ----           ----            ----

Total                                    $45.5          $43.0           $58.7

Portion deliverable within 12 months      37.2           35.6            42.3

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

Manufacturing Processes

The manufacturing facilities are organized on a work center basis focusing on a particular manufacturing process. Each work center is staffed by a team of operators who are supported by a supervisor, lead operators and quality inspectors. Throughout each stage of the manufacturing and finishing processes, the Company collects, maintains and evaluates data, including customer design inputs, process scheduling, material inventory, labor, inspection results and completion and delivery dates. The Company's information systems employ this data to provide accurate pricing and scheduling information to its customers as well as to establish production standards used to measure internal performance.

Consistent with the Company's strategy of continually emphasizing quality, all employees participate in an on-going training program which combines classroom, hands-on and on-the-job instruction. New employees attend an extensive orientation seminar to acquaint them with the aerospace components industry and the Company's quality expectations, history, mission, safety procedures and other rules. To motivate employees to meet and exceed the Company's production efficiency objectives, management has implemented a bonus program under which the bonus amount payable by the Company is based on the amount of sales per paid man hour and the value of product produced.

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

Assembly. The Company completes small and medium sized assemblies, incorporating its manufactured parts and those produced by other vendors. In the assembly process the Company uses riveting, bolting, resistance and fusion welding, and bonding. Customer supplied and Company manufactured jigs and fixtures are used to ensure the proper alignment of edges and holes. The Company's information system and the expansion of its purchasing department further increase its ability to acquire and track parts and hardware details from multiple vendors to integrate with its own components into assemblies.

Prototyping. The Company's acquisition of Tempco Engineering added prototyping capability to the value added services offered. Customers typically require detail components and assemblies during the development phase of a program to prove a concept. The Company meets with the customer to review a design. The Company then will formulate a production process to create the component or assembly, perform required analyses, and provide the prototype to the customer. The Company believes this process provides a competitive advantage when production commences and creates better customer relationships.

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

A strategy adopted by the Boeing Commercial divisions, requires that Boeing subcontractors purchase aluminum sheet, aluminum extrusion and titanium sheet from TMX Aerospace (Boeing designated raw material service provider). This supply chain approach is intended to control raw material pricing and assure adequate levels of inventory for both Boeing and its supply base. Essentially, Boeing and its suppliers work in tandem to establish projected material requirements for given work statements. These material requirements are then consolidated across the supplier base. TMX places orders with the mills according to projected needs and performs inventory and administration functions related to the control of this inventory on Boeing's behalf.

Additional designated material source strategies are used by several LMI customers. Like the Boeing aarrangement, these customers provide the Company with access to an assured supply of materials at competitive pricing.

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

Quality Assurance and Control

The Company continually seeks to maintain high quality standards in the fabrication and processing of its products. Accordingly, the Company employs 70 full time quality control and assurance personnel. Each work order introduced to the Company's manufacturing facilities contains an inspection plan specifying required inspection points. Quality inspectors are assigned to each work center and are trained in the testing required in connection with products passing through the assigned work center. Although a large percentage of the Company's products are 100% inspected immediately prior to shipment by a customer employee or a customer designated Company employee, Boeing has approved a sampling inspection program for certain components using statistical process control data maintained by the Company.

In March 2002, the Company was certified as compliant with Boeing's new D6-82479 quality assurance standard. In addition, during 2001 the Company began pursuing ISO 9002, NADCAP and AS9100 third party certification. Certain facilities have received their certifications while others are still involved in the certification process. During 2002 the Company will continue to review all procedures to ensure they meet the latest revisions of the ISO and AS standards as required for 2003 compliance. The Company will continue with its ongoing employee training program and use of lean manufacturing techniques to assist employees in becoming familiar with any changes in the Company's procedures. The Company has continued to develop a robust internal auditing program for each of the facilities to ensure that the training is effective and to ensure ongoing compliance to customer required standards.

Sales and Marketing

The Company's sales and marketing organization consists of a director of marketing, four program managers and two independent sales representatives. The Company's sales personnel are devoted to maintaining and expanding customer relationships through continual education of existing and potential customers with respect to the Company's capabilities. Specifically, the Company is focused on expanding its presence in production of components for use in new corporate, regional and military aircraft and the fabrication of aftermarket spare parts. As a result, sales personnel have focused their efforts on diversifying the Company's product mix to include aerospace programs unrelated to new commercial aircraft production.

A majority of the Company's sales to existing customers are awarded after receipt of a request for quotation ("RFQ"). On receipt, the RFQ is preliminarily reviewed by a team consisting of members of the Company's senior management, a program manager, an estimator and the plant manager. If the Company determines the program is adequately compatible with the Company's capabilities and objectives, a formal response is prepared by a member of the Company's estimator group. Although a substantial percentage of programs are awarded on a competitive bid basis, the Company has recognized a trend favoring reverse auctions.

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

Employees

As of December 31, 2001, the Company had 748 permanent employees, of whom 15 were engaged in executive positions, 120 were engaged in administrative positions and 613 were in manufacturing operations. None of the Company's employees is subject to a collective bargaining agreement, and the Company has not experienced any material business interruption as a result of labor disputes since it was formed. A union representation election was held on September 13, 2001 relating to the possible union representation of employees at the Company's manufacturing facilities located in St. Charles, Missouri. Employees voted 82 to 81 against union representation. The Company believes it has an excellent relationship with its employees.

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

Acquisition Strategy

The Company seeks to leverage its core capabilities in existing and new markets by identifying and pursuing complementary acquisitions in the aerospace industry that offer strategic value, such as cost savings, increased manufacturing capacity, reduced dependency on production of commercial aircraft, increased process capability and/or new customer relationships. The Company believes the fragmented nature of the industry for aerospace components should provide the Company with additional opportunities to exploit industry consolidation trends.

Item 2.  Properties.

Facilities

The following table provides certain information with respect to the Company's headquarters and manufacturing centers:


  Location                       Principal Use                Square Footage  Interest
  --------                       -------------                --------------  --------

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

3030-3050 N. Hwy 94          Manufacturing Center and Storage      92,736       Owned
St. Charles, MO

3000-3010 N. Hwy 94          Assembly and Storage                  30,074       Leased(1)
St. Charles, MO

101 Western Ave. So.         Manufacturing Center                  79,120       Leased(2)
Auburn, WA

2629-2635 Esthner Ct.        Manufacturing Center                  31,000       Owned
Wichita, KS

2621 W. Esthner Ct.          Administrative Offices and Storage    39,883       Leased(3)
Wichita, KS

2104 N. 170th St. E. Ave.    Finishing Facility                    75,000       Owned
Tulsa, OK

2205 and 2215 River Hill     Machining Facility                     8,400       Leased(4)
Road, Irving, TX

198 Hughes Industrial Lane   Storage                               14,600       Leased (5)
St. Charles, MO

8866 Laurel Canyon Blvd.     Office and Manufacturing              26,200       Leased (6)
Sun Valley, CA

11011-11021 Olinda Street    Office, Manufacturing and Storage     20,320       Leased (7)
Los Angeles, CA


(1) Subject to a yearly rental amount of $120,266 expiring on February 28, 2004.

(2) Subject to graduated yearly payments of $353,640 to $418,800 during the life of the lease. The lease expires in 2005, but the Company retains the option to extend the lease through June 30, 2008 at the monthly rate of $39,090.

(3) Subject to graduated yearly payments of $134,196 to $148,620 during the life of the lease. The lease expires in 2009, but the Company retains an option to extend the lease term for an additional 5 years.

(4) Month to month lease of $3,750 subject to a six-month cancellation notice.

(5)    Subject to yearly payments of $80,300, the lease expires on May 31, 2003.

(6)    Subject to yearly payments of $172,920, the lease expires March 31, 2006.

(7)    Subject to yearly payments of $141,427, the lease expires March 31, 2006.



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


Name                        Age        Position
----                        ---        --------

Ronald S. Saks               58        Chief Executive Officer, President
                                       and Director

Tom D. Baker                 56        Chief Operating Officer

Duane E. Hahn                49        Vice President of Operations

Lawrence E. Dickinson        42        Chief Financial Officer and Secretary

Michael J. Biffignani        46        Chief Information Officer

Robert Grah                  47        General Manager, Tulsa Plant

Phillip Lajeunesse           48        General Manager, Wichita Plant

Bradley Nelson               42        General Manager, Auburn Plant

Ernest R. Star               47        General Manager, Tempco Engineering


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

Lawrence E. Dickinson has been the Chief Financial Officer of the Company since 1993. He served as a Financial Analyst and Controller for LaBarge, Inc. from 1984 to 1993 and as a Cost Accountant with Monsanto from 1981 to 1984. Mr. Dickinson received his Bachelor's degree in Accounting from the University of Alabama and received his Master's degree in Business Administration from Washington University in 1994.

Michael Biffignani has served as the Chief Information Officer for LMI Aerospace since August 1999. He is responsible for corporate wide Information Technology strategy and implementation. Before joining LMI, Mike held several positions at The Boeing company in Information Technology and Business Management. He attended the McDonnell Douglas Executive Development Program from July 1995 to August 1996 and completed the Boeing Executive Program in 1999. He also worked for the Sony Corporation from 1979 to 1983 as an engineer and materials manager. He received his bachelor degree in electrical engineering from the University of Missouri - Rolla in 1979.

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

Ernest R. Star joined the company as General Manager of Tempco Engineering, Inc., following the Company's acquisition of Tempco in 2001. His employment with Tempco began in 1978, and prior to the acquisition, he served in various positions at Tempco including Production Control Manager, Quality Control Manager, and Executive Vice President. Mr. Star served as Tempco's President from 1994 to 2001. Mr. Star received his Bachelor of Arts degree in Political Science in 1976 from California State University, Northridge, and Juris Doctor degree in 1979 from Loyola-Marymount University, Los Angeles. He has been a member of the California Bar Association since 1980.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters.

The Common Stock is traded on the NASDAQ National Market under the symbol "LMIA". The following table sets forth the range of high and low bid closing prices for the Common Stock for the periods indicated during the Company's past two fiscal years:

                                                High                 Low
                                                -----               -----
  Fiscal 2000
          1st quarter                            3.94                2.56
          2nd quarter                            3.19                2.44
          3rd quarter                            2.75                2.06
          4th quarter                            2.50                1.63

  Fiscal 2001
          1st quarter                            2.56                1.63
          2nd quarter                            5.50                1.78
          3rd quarter                            5.65                2.45
          4th quarter                            5.25                3.00

The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

As of March 15, 2002, the reported closing price for the Common Stock was $4.20. As of March 15, 2002, there were approximately 61 holders of record of the Common Stock.

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

Item 6.  Selected Financial Data.

Year Ended December 31,
(in thousands, except Shares and per share data)


                                    1997           1998            1999             2000            2001
                                    ----           ----            ----             ----            ----

Statement of Operations Data:

Net sales                          $ 55,080       $ 59,234       $ 50,054         $ 55,658        $ 70,823
Cost of sales                        38,932         41,152         41,586           48,255          54,809
                                   --------       --------       --------         --------        --------
Gross profit                         16,148         18,082          8,468            7,403          16,014
Selling, general &
   administrative expenses            6,549          7,591          8,517            9,135          10,194
                                   --------       --------       --------         --------        --------
Income (loss) from operations         9,599         10,491            (49)          (1,732)          5,820
     Interest expense                (1,020)          (642)          (195)            (169)           (843)
     Other (expense) income, net         10            405            435              179            (247)
                                   --------       --------       --------         --------        --------
Income (loss) before income           8,589         10,254            191           (1,722)          4,730
taxes
Provision for (benefit of)            3,306          3,764            (40)            (603)          1,764
income taxes                       --------       --------       --------         --------        --------
Income (loss) before cumulative
  change in accounting principle      5,283          6,490            231           (1,119)          2,966
Cumulative effect of change in
  accounting principle                    -              -              -             (164)              -
                                   --------       --------        -------         --------        --------
Net income (loss)                    $5,283         $6,490         $  231         $ (1,283)         $2,966
                                   ========       ========        =======         ========         =======

Amounts per common share:
  Income (loss) before cumulative
  effect of change in accounting
  principle                           $0.91          $0.89          $0.03           $(0.14)          $0.37
  Cumulative effect of change in
  accounting principle                    -              -              -            (0.02)              -
                                   --------       --------        -------         --------        --------
  Net income (loss)                   $0.91          $0.89          $0.03           $(0.16)          $0.37
                                   ========       ========        =======         ========         =======
  Net income (loss) -
    assuming dilution                 $0.89          $0.88          $0.03           $(0.16)          $0.36
                                   ========       ========        =======         ========         =======

Weighted average shares
     outstanding                  5,836,700      7,252,148      8,201,805       8,190,525        8,059,682

Other Financial Data:
  EBITDA(1)                        $ 11,788       $ 13,529        $ 3,766          $ 2,098          $9,781
  Capital expenditures                3,856          5,488          4,622            2,776           3,387
  Cash flow from operating
    activities                        5,775          6,893            112            1,905           6,985
  Cash flows from investing
    activities                       (3,713)        (9,529)        (4,972)          (3,249)        (18,205)
  Cash flows from financing
    activities                       (2,023)        14,337         (1,177)          (2,888)         14,189
  Gross profit margin                 29.3%          30.5%          16.9%            13.3%           22.6%
  EBITDA margin                       21.4%          22.8%           7.5%             3.8%           13.8%

                                          December 31,
                                     1997            1998           1999            2000             2001
                                     ----            ----           ----            ----             ----
Balance Sheet Data
     Cash and equivalents             $ 244        $11,945        $ 5,908          $ 1,676          $4,645
     Working capital                 11,256         27,971         21,417           20,752          27,751
     Total assets                    33,629         56,183         54,669           49,680          68,002
     Total long-term debt,
     excluding current portion        9,274          2,732            134              121          12,621
     Stockholders' equity            16,751         45,291         44,486           42,678          45,649


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




Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Year Ended December 31, 2001 compared to Year Ended December 31, 2000

Net Sales. Net sales for 2001 were $70.8 million, an increase of 27.2% from the $55.7 million in 2000. The Company benefited from the acquisition of Tempco Engineering, Inc. and Hyco Precision, Inc. on April 2, 2001, which added $10.3 million in 2001. Excluding the acquisition, the Company's sales were $60.5 million, an increase of 8.6% from 2000.

The Company generated increases in sales on all Boeing models that it supports. Net sales for the 737 were $16.6 million (23.4% of net sales) in 2001, up from $14.9 million (26.8% of net sales) in 2000. Net sales for the 747 were $8.5 million (12.0% of net sales) in 2001, up from $7.0 million (12.6% of net sales) in 2000. These increases were due to production rate increases and were not affected by the acquisition of Tempco.

Net sales on military programs were $12.0 million (16.9% of net sales), up from $6.1 million (10.9% of net sales) in 2001. Tempco's net sales to Boeing and Northrop Grumman for use predominantly on the AH-64 Apache attack helicopter added $3.5 million (4.9% of net sales). Additionally, new part awards and increased production rates for existing components on the F-16 resulted in sales of $4.6 million (6.4% of net sales) in 2001, an increase from $2.6 million (4.7% of net sales) in 2000.

Net sales for corporate and regional aircraft were $10.9 million (15.4% of net sales) in 2001, down from $11.9 million (21.4% of net sales) in 2000. The
Company's sales to this market reflected declines with Gulfstream and Bombardier's Canadair and Learjet divisions. The Company's fourth quarter of 2001 saw declines in this market as companies delayed shipments as a result of the events of September 11, 2001. The acquisition of Tempco had minimal impact upon the Company's sales to this market.

The addition of Tempco resulted in the Company serving new customers that produce laser equipment that is used in the production of semiconductors and laser eye surgery. These customers generated $6.5 million (9.1% of net sales) in net sales during 2001.

A recap of the Companies sales by market is displayed in the following chart:



     Market                            2000                2001
     --------------------------------------------------------------------
     Commercial Aircraft               58.1%               51.5%
     --------------------------------------------------------------------
     Corporate/Regional                21.4%               15.4%
     --------------------------------------------------------------------
     Military                          10.9%               16.9%
     --------------------------------------------------------------------
     Other                              9.6%               16.2%
     --------------------------------------------------------------------
     Total                            100.0%              100.0%
     --------------------------------------------------------------------

Gross Profit. The Company's gross profit was $16.0 million in 2001(22.6% of net sales), up from $7.4 million in 2000 (13.3% of net sales). Excluding the acquisition of Tempco, the Company's gross profit was $13.9 million (23.0% of net sales) in 2001. Tempco generated gross profit of $2.1 million on sales of $10.3 million, or 20.4% of its net sales. The Company increased gross profit by improving efficiencies. Excluding the acquisition, LMI generated increased net sales of $4.8 million, with manufacturing labor and fringe costs of $25.9 million in both 2001 and 2000. Additionally, the increased revenue provided better coverage of fixed costs.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $10.2 million in 2001, up from $9.1 million in 2000. The acquisition of Tempco added $1.0 million, largely due to payroll expenses, goodwill amortization, and consulting fees related to integration.

Interest Expense. The Company's interest expense increased to $0.8 million in 2001 from $0.2 million in 2000. This increase resulted from the issuance of new debt related to the acquisition of Tempco.

Other, net. Included in other, net were expenses of $0.2 million during 2001, as compared to other income of $0.2 million in 2000, a change of $0.4 million. This increase in expense resulted primarily from a $0.3 million charge related to the Company's assessment that certain investments treated as available for sale securities had declined in value on a basis that was other than temporary. The value of these securities decreased as the stock markets declined after the attacks of September 11, 2001. The value of these securities did not recover in the fourth quarter and management judged the decline in value to be other than temporary. These securities are still held by the Company.

Income Taxes. Income taxes for the Company are calculated at 37.5% and 35% in 2001 and 2000, respectively. Refer to note 10 to the financial statements for further information.

Year Ended December 31, 2000 compared to Year Ended December 31, 1999

Net Sales. Net sales increased 11.2%, reaching $55.7 million in 2000. The Company experienced increased sales on most Boeing commercial aircraft despite price reductions of approximately $0.6 million in conjunction with a new long term contract issued in the first quarter of 2000. Specifically, sales for the 737 were up $1.2 million, reaching $14.9 million (26.8% of net sales) in 2000, predominantly due to increased production rates at Boeing. Additionally, the sales for Boeing's 747 totaled $7.0 million (12.6% of net sales), up $1.5 million, the result of Boeing's return to normal ordering patterns after previous adjustments for production rate declines and inventory management.

The Company also experienced significant growth in sales of components used in Gulfstream G-IV and G-V aircraft as sales rose to $7.5 million (13.5% of net sales), up $1.6 million from 2000, due primarily to the Company's continued participation in an offload program begun in 1999. Production rate increases and new contract awards for Lockheed-Martin's F-16 doubled the Company's sales for that model, resulting in sales of $2.6 million (4.7% of net sales), up $1.3 million in 2000.

A summary below of the net sales by type of aircraft served reflects the Company's ongoing efforts to increase its participation on corporate and regional aircraft. The Company continues to market heavily to this market.


        Market                            1999              2000
        ------------------------------------------------------------------
        Commercial Aircraft               55.4%             58.1%
        ------------------------------------------------------------------
        Corporate/Regional                17.7%             21.4%
        ------------------------------------------------------------------
        Military                          15.4%             10.9%
        ------------------------------------------------------------------
        Other                             11.5%             9.6%
        ------------------------------------------------------------------
        Total                            100.0%            100.0%
        ------------------------------------------------------------------


Gross Profit. The Company's gross profit dropped to $7.4 million (13.3% of net sales) during 2000, down $1.1 million, from $8.5 million (16.9% of net sales ) in 1999. Gross profit was negatively impacted by reduced production lot sizes and increased outsourcing to improve on-time delivery. Also, price reductions granted to Boeing reduced gross profit by $0.8 million. Additionally, the Company's mix of sales caused material costs to increase to $6.9 million (12.4% of net sales) from $5.2 million (10.4% of net sales), principally due to the high material content on the 737 leading edge program for Boeing.

Selling, General and Administrative Expenses. Selling, General and Administrative Expenses rose to $9.1 million (16.4% of net sales) in 2000, up $0.6 million. This increase was predominantly due to the bankruptcy of a customer in the first quarter of 2000, resulting in a charge of $0.4 million and a $0.3 million increase in salaries and wages.

Income Taxes. The Company's income taxes were accrued using a 35% effective tax rate in 2000. In 1999, the Company received a $0.1 million refund that impacted the effective rate.

Cumulative Effect of Change in Accounting Principle. In 2000, the Company changed its method of accounting for revenue recognition. Refer to note 1 to the financial statements for further information on this change.

Liquidity and Capital Resources.

The Company's cash flow from operations was $7.0 million in 2001, an increase from $1.9 million in 2000. This increase is primarily due to the net income generated by the Company. The Company's cash balance increased to $4.6 million during 2001. Additions to property, plant and equipment were $3.4 million for 2001.

During 2001, the Company acquired Tempco for $15.2 million. The majority of the purchase price was funded by a term loan for $14.3 million issued by the Company's primary lender. Monthly payments on this term loan began in October 2001, based upon a seven-year amortization. The note matures in 2004. The Company has an additional term note available to cover any additional contingent consideration, up to $1.3 million.

Additionally, the Company renegotiated its revolving line of credit with its primary lender. The credit line of $7.0 million was extended until 2003. There are no amounts outstanding under this revolving credit agreement. The Company believes its cash flow from operations and its borrowing agreements are adequate to support its cash requirements.

The Company purchased 119,000 shares of treasury stock for $0.4 million in 2001.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions (see Note 1 to the consolidated financial statements). The Company believes the following significant accounting policies have the potential to have a more significant impact on the financial statements either because of the significance of the financial statement item to which they relate or because they involve a higher degree of judgment and complexity.

Accounts  Receivable  Reserve

The Company evaluates the collectibility of its accounts receivable based on a combination of factors, including historical trends and industry and general economic conditions. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations (e.g., bankruptcy filings, substantial downgrading of credit scores), a specific reserve for bad debts is recorded against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. The Company's evaluation also includes reserves for billing adjustments, pricing changes, and disputes. If circumstances change (i.e., an unexpected material adverse change in a major customer's ability to meet its financial obligations to the Company), estimates of the recoverability of amounts due the Company could be reduced by a material amount.

As discussed in Note 1 to the consolidated financial statements, the Company generates a significant portion of its revenues and corresponding accounts receivable from sales to a single customer in the aerospace industry. If this customer experiences significant adverse conditions in its industry or operations, including the continued impact of the current downturn in demand for aerospace products, the customer may not be able to meet its ongoing financial obligations to the Company for prior sales or purchase additional products under the terms of existing contracts.

Inventory

The Company is required to state its inventories at the lower of cost or market. In assessing the ultimate realization of inventories, the Company makes judgments as to future demand requirements. In the aviation industry, these future demand requirements depend on estimates of aircraft lives and the need for spare parts over the course of the aircraft life. Additionally, the Company has recorded charges in recent periods due to discontinuances of product lines or losses of customer contracts. If actual future demand or market conditions are less favorable than those projected by management, or if there are significant changes in the Company's products or customers, additional inventory write-downs may be required.

Goodwill

Goodwill associated with the excess purchase price over the fair value of assets acquired is currently amortized on the straight-line method over its estimated useful life, ranging from 10 to 15 years. Goodwill is currently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In assessing the recoverability of the Company's goodwill, the Company must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of goodwill. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges of these assets not previously recorded.

As discussed in Note 1 to the consolidated financial statements, the FASB issued SFAS No. 142 in June 2001. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and a review, at least annually, for impairment. The Company plans to adopt this pronouncement effective January 1, 2002. At such time, amortization associated with purchased goodwill will cease. During 2001, goodwill amortization totaled approximately $0.5 million. The Company has not finalized the first of the required impairment tests of goodwill and as such, has not determined what the effect of these tests will be on its
earnings  and  financial   position.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk primarily due to fluctuation in interest rates. Based on the outstanding balance of long-term debt at fiscal year end 2001, a 1% change in interest rates would result in a change in annual interest expense of approximately $0.2 million. Under the current Borrowing Agreement related to the outstanding balance of long-term debt, the maximum interest rate is capped at 8.5% for the term of the loan.

Item 8.  Financial Statements and Supplementary Data.

The following financial statements are included in Item 8 of this report:

      Financial Statement                                              Page
      -------------------                                              ----

      Report of Independent Auditors                                    21
      Consolidated Balance Sheets as of December 31, 2000
        and 2001                                                        22
      Consolidated Statements of Operations for the Years Ended
        December 31, 1999, 2000 and 2001                                23
      Consolidated Statements of Stockholders' Equity for the Years     24
      Ended December 31, 1999, 2000 and 2001
      Consolidated Statements of Cash Flows for the Years Ended
        December 31,  1999, 2000 and 2001                               25
      Notes to Consolidated Financial Statements                      26-36

                         Report of Independent Auditors


The Board of Directors and Stockholders
LMI Aerospace, Inc.

We have audited the accompanying consolidated balance sheets of LMI Aerospace, Inc. (the "Company") as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LMI Aerospace, Inc. at December 31, 2000 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As described in Note 1 to the financial statements, in 2000 the Company changed its method of accounting for revenue recognition.



                                     /s/ Ernst & Young LLP

St. Louis, Missouri
March 23, 2002

                               LMI Aerospace, Inc.

                           Consolidated Balance Sheets
             (Amounts in thousands, except share and per share data)

                                                              December 31
                                                         2000             2001
                                                  ------------------------------
  Assets
  Current assets:
    Cash and cash equivalents                         $  1,676         $  4,645
    Investments                                            536              643
    Trade accounts receivable, net of
      allowance of $50 in 2000
      and $64 in 2001                                    6,627            6,285
    Inventories                                         15,909           23,045
    Prepaid expenses                                       361              787
    Deferred income taxes                                  781              886
    Income taxes receivable                                498                -
                                                  ------------------------------
  Total current assets                                  26,388           36,291

  Property, plant, and equipment, net                   21,059           24,014
  Goodwill, net                                          1,888            7,420
  Other assets                                             345              277
                                                  ------------------------------
                                                      $ 49,680         $ 68,002
                                                  ==============================

  Liabilities and stockholders' equity
  Current liabilities:
    Accounts payable                                   $ 3,570          $ 3,547
    Accrued expenses                                     1,962            2,659
    Current installments of long-term debt
      and capital lease obligations                        104            2,334
                                                  ------------------------------
  Total current liabilities                              5,636            8,540

  Long-term debt and capital lease
    obligations, less current
  installments                                             121           12,621
  Deferred income taxes                                  1,245            1,192
                                                  ------------------------------
  Total noncurrent liabilities                           1,366           13,813

  Stockholders' equity:
    Common stock of $.02 par value;
      authorized 28,000,000 shares; 8,734,422
      and 8,736,427 shares issued in 2000
      and 2001, respectively                               175              175
    Preferred stock; authorized 2,000,000 shares;
      none issued                                            -                -
    Additional paid-in capital                          26,164           26,171
    Treasury stock, at cost, 628,604 and
      716,676 shares in 2000
      and 2001, respectively                            (3,174)          (3,402)
    Accumulated other comprehensive loss                  (272)               -
    Retained earnings                                   19,785           22,705
                                                  ------------------------------

  Total stockholders' equity                            42,678           45,649
                                                  ------------------------------
                                                      $ 49,680         $ 68,002
                                                  ==============================
See accompanying notes.

                               LMI Aerospace, Inc.

                      Consolidated Statements of Operations
                  (Amounts in thousands, except per share data)

                                               Year ended December 31
                                         1999            2000            2001
                                    --------------------------------------------

Net sales                              $ 50,054        $ 55,658        $ 70,823
Cost of sales                            41,586          48,255          54,809
                                    --------------------------------------------
Gross profit                              8,468           7,403          16,014

Selling, general, and
  administrative expenses                 8,517           9,135          10,194
                                    --------------------------------------------
   Income (loss) from operations            (49)         (1,732)          5,820

Other income (expense):
    Interest expense                       (195)           (169)           (843)
    Other, net                              435             179            (247)
                                    --------------------------------------------
                                            240              10          (1,090)
                                    --------------------------------------------
Income (loss) before
  income taxes                              191          (1,722)          4,730
Provision for (benefit of)
  income taxes                              (40)           (603)          1,764
                                    --------------------------------------------
   Income (loss) before cumulative
   effect of  change in accounting
   principle                                231          (1,119)          2,966
Cumulative effect of change in
  accounting principle, net of
  income tax benefit of $88                   -            (164)              -
                                    --------------------------------------------
Net income (loss)                        $  231        $ (1,283)       $  2,966
                                    ============================================

Amounts per common share:
Income (loss) before cumulative
   effect of change in
   accounting principle                  $ 0.03        $  (0.14)      $    0.37
Cumulative effect of change
   in accounting principle                    -           (0.02)              -
                                    --------------------------------------------
Net income (loss) per
  common share                           $ 0.03        $  (0.16)      $    0.37
                                    ============================================

Net income (loss) per
   common share -
   assuming dilution                     $ 0.03        $  (0.16)      $    0.36
                                    ============================================

Weighted average common
   shares outstanding                 8,201,805       8,190,525       8,059,682
                                    ============================================
Weighted average dilutive
  stock options
   outstanding                            1,708               -          98,444
                                    ============================================

See accompanying notes.



                               LMI Aerospace, Inc.

                 Consolidated Statements of Stockholders' Equity
             (Amounts in thousands, except share and per share data)
                                                                                          Accumulated
                                               Additional                                    Other             Total
                                                Paid-In       Retained      Treasury     Comprehensive     Stockholders'
                                Common Stock    Capital       Earnings       Stock            Loss            Equity
                                ------------- ------------- ------------- ------------- ----------------- ---------------

Balance at December 31, 1998           $ 175       $26,164      $21,580        $(2,628)             $ -           $45,291
                                ------------- ------------- ------------- ------------- ----------------- ----------------

Exercise of options to
   purchase stock                          -             -         (554)           806                 -              252
Purchase of 303,620 shares of
   outstanding stock for
   treasury                                -             -             -        (1,426)                -           (1,426)
Issuance of 31,983 shares
  of treasury stock to profit
  sharing/401(k) plan                      -             -           (64)          202                 -              138
Net income                                 -             -           231             -                 -              231
                                ------------- ------------- ------------- ------------- ----------------- ----------------
  Balance at December 31, 1999           175        26,164        21,193         (3,046)               -           44,486
                                ------------- ------------- ------------- ------------- ----------------- ----------------

Comprehensive loss:
   Net loss                                -             -        (1,283)             -                -           (1,283)
   Unrealized loss on
     available- for-sale
     securities, net of
     income tax benefit of
     $146                                  -             -             -             -              (272)            (272)
                                                                                                          ----------------
Comprehensive loss                                                                                                 (1,555)
Purchase of 152,000 shares of
   outstanding stock for
   treasury                                -             -             -          (382)                -             (382)
Issuance of 44,570 shares of
  treasury stock to profit
  sharing/401(k) plan                      -             -          (125)          254                 -              129
                                ------------- ------------- ------------- ------------- ----------------- ----------------
Balance at December 31, 2000
                                         175        26,164        19,785        (3,174)             (272)          42,678
                                ------------- ------------- ------------- ------------- ----------------- ----------------

Comprehensive Income:
   Net Income                              -             -         2,966             -                 -            2,966
   Unrealized gain on
     available-for-sale
     securities, net of
     income tax of $40                     -             -             -             -               (67)             (67)
   Reclassification
     adjustment for losses
     realized in net income,
     net of income tax
     benefit of $106                       -             -             -             -               205              205
                                                                                                          ----------------
Comprehensive Income                                                                                                3,238
Exercise of options to                     -             7             -             -                 -                7
   purchase stock
Purchase of 119,000 shares of
   outstanding stock for
   treasury                                -             -             -          (379)                -             (379)
Issuance of 30,928 shares of
  treasury stock to profit
  sharing/401(k) plan                      -             -           (46)          151                 -              105
                                ------------- ------------- ------------- ------------- ----------------- ----------------
  Balance at December 31, 2001
                                        $175      $ 26,171      $ 22,705     $  (3,402)              $ -         $ 45,649
                                ============= ============= ============= ============= ================= ================
See accompanying notes.



                               LMI Aerospace, Inc.

                      Consolidated Statements of Cash Flows
                             (Amounts in thousands)

                                                                 Year ended December 31
                                                        1999           2000           2001
                                                  -------------------------------------------------

Operating activities
Net income (loss)                                         $ 231       $ (1,283)        $2,966
Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Depreciation and amortization                        3,380          3,650          4,208
     Non cash investment loss                                 -              -            311
     Changes in operating assets and liabilities:
         Trade accounts receivable                          886            314          2,810
         Inventories                                     (2,392)          (598)        (2,828)
         Prepaid expenses and other assets                 (311)           (13)          (432)
         Income taxes                                    (1,047)           222            349
         Accounts payable                                    24           (450)          (612)
         Accrued expenses                                  (659)            63            213
                                                  -------------------------------------------------
Net cash from operating activities                          112          1,905          6,985

Investing activities
Additions to property, plant, and equipment              (4,622)        (2,776)        (3,387)
Proceeds from sale of equipment                               -            481             90
Purchases of investments                                   (210)          (954)             -
Proceeds from sale of investments                         1,460              -              -
Acquisition of company, net of cash acquired             (1,600)             -        (14,908)
                                                  -------------------------------------------------
Net cash used by investing activities                    (4,972)        (3,249)       (18,205)

Financing activities
Proceeds from issuance of long-term debt                      -             92         14,250
Proceeds from equipment notes payable                         -              -          1,027
Principal payments on long-term debt                       (143)        (2,598)          (715)
Treasury stock transactions, net                         (1,286)          (382)          (380)
Proceeds from exercise of stock options                     252              -              7
                                                  -------------------------------------------------
Net cash from (used by) financing activities             (1,177)        (2,888)        14,189

Net increase (decrease) in cash and
  cash equivalents                                       (6,037)        (4,232)         2,969
Cash and cash equivalents,
  beginning of year                                      11,945          5,908          1,676
                                                  -------------------------------------------------
Cash and cash equivalents, end of year                $   5,908        $ 1,676       $  4,645
                                                  =================================================

Supplemental disclosures of cash flow information:
   Interest paid                                        $   185        $   150      $     798
   Income taxes paid (received)                             834           (912)         1,864
                                                  =================================================

See accompanying notes.


                               LMI Aerospace, Inc.
                   Notes to Consolidated Financial Statements
         (Dollar amounts in thousands, except share and per share data)
                                December 31, 2001

1.  Accounting Policies

Description of Business

LMI Aerospace, Inc. (the "Company") fabricates, machines, and integrates formed, close tolerance aluminum and specialty alloy components for use by the aerospace, semiconductor and medical products industries. The Company is a Missouri corporation with headquarters in St. Charles, Missouri. The Company maintains facilities in St. Charles, Missouri; Seattle, Washington; Tulsa, Oklahoma; Wichita, Kansas; Irving, Texas; and Sun Valley, California.

The accompanying financial statements include the consolidated financial position, results of operations, and cash flows of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Customer and Supplier Concentration

Direct sales to the Company's largest customer accounted for 54 percent, 48 percent, and 40 percent of the Company's total revenues in 1999, 2000, and 2001, respectively. Accounts receivable balances related to direct sales to this customer were 34 percent in 2000 and 29 percent in 2001. Indirect sales to the Company's largest customer accounted for 9 percent, 13 percent, and 11 percent of the Company's total sales in 1999, 2000, and 2001, respectively.

Direct sales to the Company's second largest customer accounted for 9 percent, 9 percent and 8 percent of the Company's total revenues in 1999, 2000 and 2001 and represented 5 percent and 6 percent of the accounts receivable balance at December 31, 2000 and 2001, respectively.

The Company purchased approximately 70 percent and 63 percent of the materials used in production from three suppliers in 2000 and 2001, respectively.

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

                               LMI Aerospace, Inc.
                  Notes to Consolidated Financial Statements -
             (Continued) (Dollar amounts in thousands, except share
                               and per share data)
                                December 31, 2001


Inventories

Inventories are stated at the lower of cost or market using actual cost for raw materials and work-in-process and average cost for finished goods. Inventories include $372 and $184 of deferred production costs related to long-term production contracts in 2000 and 2001, respectively. These costs are included in cost of sales over the life of the contract based on a percentage-of-completion method (units-of-delivery basis).

Revenue Recognition

Revenues are recorded when services are performed or when products are shipped, except for long-term contracts which are recorded on the percentage-of-completion method (units-of-delivery basis). Sales from long-term contracts were approximately 17 percent of sales in 1999 and 2000 and less than 10% in 2001. Revenues which have been deferred under long-term contracts are $259, $74 and $0 as of December 31, 1999, 2000 and 2001, respectively, and are included in accrued expenses.

In the fourth quarter of 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. Previously, the Company recognized revenue on certain product prior to customer acceptance. The Company had performed testing to ensure the product met customer specifications and had routinely obtained customer acceptance in the past, but customer acceptance was required per the Company's contract with the customer. Under the new accounting method adopted retroactive to January 1, 2000, the Company now recognizes revenue upon customer acceptance. The cumulative effect of the change on prior years resulted in a charge to income of $164, net of income tax benefit of $88, which is included in income for the year ended December 31, 2000. The effect of the change on the year ended December 31, 2000 was to increase income before the cumulative effect of the accounting change by $89 ($.01 per share). Pro forma results for prior years are not disclosed due to immateriality.

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

                               LMI Aerospace, Inc.
                  Notes to Consolidated Financial Statements -
             (Continued) (Dollar amounts in thousands, except share
                               and per share data)
                                December 31, 2001

Stock-Based Compensation

The Company accounts for its stock based compensation in accordance with Accounting Principles Board (ABP) Opinion No. 25 and related interpretations and provides the pro forma disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123.

Financial Instruments

Fair values of the Company's long-term obligations approximate their carrying values, as the rates approximate those which could be obtained by the Company for similar issues with similar maturities. The fair value of the Company's variable-rate long-term debt is $14,063 compared to its $13,741 carrying value.

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

The Company's other financial instruments have fair values which approximate their respective carrying values due to their short maturities or variable rate characteristics.

Earnings per Common Share

The Company follows SFAS No. 128, Earnings per Share, in calculating basic and fully diluted earnings per share. Earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the applicable periods.

Pre-Production Costs

The Company accounts for pre-production costs in accordance with EITF 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements." All design and development costs for products to be sold under long-term supply arrangements are expensed unless there is a contractual guarantee that provides for specific required payments for design and development costs.

Goodwill

Goodwill is amortized using the straight-line method over periods ranging from 10 to 15 years. The carrying value of goodwill is evaluated periodically in relation to operating performance and expected future undiscounted cash flows of the business.

                               LMI Aerospace, Inc.
                  Notes to Consolidated Financial Statements -
             (Continued) (Dollar amounts in thousands, except share
                               and per share data)
                                December 31, 2001

Prospective Accounting Pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to an annual impairment test. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provision of the statement is expected to result in an increase in net income of approximately $508 per year ($0.06 per share). During 2002, the Company will perform the first of the required impairment tests of goodwill. The Company has not yet determined what the effect of these tests will be on its earnings and financial position.

2.  Acquisitions

On April 2, 2001, the Company acquired the operating assets of Tempco Engineering, Inc. and Hyco Precision, Inc., ("Tempco"), two privately held related metal machining companies based in Southern California. The purchase was funded by a secured note with the Company's lender. Tempco produces components for photolithography equipment used in the manufacture of semiconductors, as well as, components for the defense and commercial aerospace industries. Tempco's sales were approximately $16,000 in 2000. The purchase price for the net assets acquired, net of acquired cash, was approximately $15,200, including the final purchase price adjustment of $300 which the Company expects to pay in the second quarter of 2002. The Company may pay additional contingent consideration of up to $1,250 if Tempco's EBITDA, as defined, exceeds certain limits at the end of each quarter beginning June 30, 2001 and ending March 31, 2002 or for the two years ended March 31, 2003. No contingent consideration was due for the period ending December 31, 2001. The excess of the purchase price over the fair market value of net assets acquired, totaling $5,943, was allocated to goodwill, and is being amortized over a 15-year period on a straight-line basis.

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

These acquisitions have been accounted for by the purchase method, and accordingly, the results of operations were included in the Company's Consolidated Statement of Operations from the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based on their fair value at the date of the acquisition. Accumulated amortization of goodwill at December 31, 2000 and 2001 was $203 and $615, respectively.

                               LMI Aerospace, Inc.
                  Notes to Consolidated Financial Statements -
             (Continued) (Dollar amounts in thousands, except share
                               and per share data)
                                December 31, 2001

3.  Treasury Stock Transactions

The Board of Directors authorized the Company to repurchase shares of its common stock and place these shares in a Treasury Stock account for use at management's discretion. The Company purchased 152,000 shares and 119,000 shares in 2000 and 2001, respectively, in the open market at prices ranging from $4.48 to $1.63 per share. In addition, the Company issued 44,570 shares in 2000 and 30,928 shares in 2001 in conjunction with the exercise of certain employees' options, as well as contributions to and purchases by the Company's benefit plans. These transactions were recorded at cost in stockholders' equity.

4.  Inventories

Inventories consist of the following:

                                               2000                 2001
                                      ------------------------------------------

         Raw materials                      $  3,842             $  3,742
         Work in process                       3,380                6,127
         Finished goods                        8,687               13,176
                                      ------------------------------------------
                                            $ 15,909             $ 23,045
                                      ==========================================


5.  Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

                                               2000                 2001
                                       -----------------------------------------

Land                                       $     705            $     705
Buildings                                     12,218               12,395
Machinery and equipment                       25,363               31,061
Leasehold improvements                           797                  808
Construction in progress                         650                  390
Other                                          1,035                1,496
                                       -----------------------------------------
                                              40,768               46,855
Less accumulated depreciation                 19,709               22,841
                                       -----------------------------------------
                                            $ 21,059             $ 24,014
                                       =========================================


Depreciation expense (including amortization expense on software) recorded by the Company totaled $2,898, $3,216, and $3,730 for 1999, 2000, and 2001, respectively.

                               LMI Aerospace, Inc.
                  Notes to Consolidated Financial Statements -
             (Continued) (Dollar amounts in thousands, except share
                               and per share data)
                                December 31, 2001

6.  Long-Term Debt

Long-term debt consists of the following:
                                                 2000                 2001
                                          --------------------------------------
  Term Loan                                                        $ 13,741
                                              $       -
  Notes payable, principal and
     interest payable monthly, at
     fixed rates, ranging from
     6.99% to 9.00%                                 225               1,100
  Capital lease obligations                           -                 114
                                          --------------------------------------
                                                    225              14,955
  Less current installments                         104               2,334
                                          --------------------------------------
                                                 $  121            $ 12,621
                                          ======================================


On October 31, 2000, the Company obtained a $7,000 secured line of credit with Union Planters Bank, NA ("Union Planters") a financial institution to fund various corporate needs. Interest is payable monthly based on a quarterly cash flow leverage calculation and the LIBOR rate. This facility matures on May 31, 2003, and requires compliance with certain non-financial and financial covenants including minimum tangible net worth and EBITDA, as defined, requirements. The line of credit is secured by the inventories and accounts receivable of the Company. The credit facility prohibits the payment of cash dividends on common stock without the financial institution's prior written consent. The Company has not drawn upon this line at December 31, 2001.

In order to facilitate the acquisition of Tempco, the Company amended its current loan agreement with Union Planters entering into a three-year Borrowing Agreement ("Borrowing Agreement") on April 1, 2001. This Borrowing Agreement provides financing up to $15,500 and bears interest at ninety day LIBOR plus 3%, subject to a cap of 8.5% and a floor of 7.0%. The interest rate was 7.0% at December 31, 2001. The Company drew $14,250 on this Borrowing Agreement on April 1, 2001. Interest payments are due monthly. Principal is due monthly beginning in October, 2001, using a seven year amortization. The Borrowing Agreement is secured by all assets of the Company, excluding real property, and contains financial covenants requiring minimum levels of cash flow coverage, EBITDA, and tangible net worth. Under the Borrowing Agreement, the Company has $1,250 available to fund any additional contingent consideration which may be required under the terms of the Tempco acquisition (see note 2).

The Company entered into various notes payable for the purchase of certain equipment. The notes are payable in monthly installments including interest at (ranging from 6.99% - 9.0%) through November, 2006. The notes payable are secured by equipment.

The company entered into a capital lease agreement for the purchase of certain equipment. The leases are payable in monthly installments including interest at 4.98% through February, 2004.

                               LMI Aerospace, Inc.
                  Notes to Consolidated Financial Statements -
             (Continued) (Dollar amounts in thousands, except share
                               and per share data)
                                December 31, 2001

The aggregate maturities of long-term debt as of December 31, 2001 are as follows:

Year ending December 31:

           2002                                             $ 2,334
           2003                                               2,301
           2004                                               9,911
           2005                                                 249
           2006                                                 160
                                                       ------------------
                                                           $ 14,955
                                                       ==================

7.  Leases

The Company leases certain facilities and equipment under various noncancelable operating lease agreements which expire at various dates through 2009. At December 31, 2001, the future minimum lease payments under operating leases with initial noncancelable terms in excess of one year are as follows:

Year ending December 31:

           2002                                            $  1,428
           2003                                               1,374
           2004                                               1,206
           2005                                                 912
           2006                                                 421
           Thereafter                                           372
                                                     --------------------
                                                            $ 5,713
                                                     ====================

Rent  expense  totaled  $849,  $1,044,  and  $1,354  in  1999,  2000,  and  2001
respectively.

8.  Defined Contribution Plans

The Company has a noncontributory profit sharing plan and a contributory 401(k) plan which covers substantially all full-time employees. Employees are eligible to participate in both plans after reaching 1,000 hours of accredited service. Contributions to the profit sharing plan are at the discretion of management and become fully vested to the employees after seven years. Contributions by the Company to the profit sharing plan totaled $122, $105 and $121 for 1999, 2000, and 2001 respectively. Contributions by the Company to the 401(k) plan, which are fully vested to the employees immediately upon contribution, are based upon a percentage of employee contributions, up to a maximum of $225 per employee. The Company's contributions to the 401(k) plan totaled $107, $88 and $86 for 1999, 2000, and 2001, respectively. In addition, at December 31, 2001, the Company had 600,000 common shares of its stock reserved for contributions to the 401(k) plan.

                               LMI Aerospace, Inc.
                  Notes to Consolidated Financial Statements -
             (Continued) (Dollar amounts in thousands, except share
                               and per share data)
                                December 31, 2001

9. Stock Options

The Company's 1998 Employee Stock Option Plan provides options for up to 900,000 shares to be granted to key employees at exercise prices greater than or equal to the fair market value per share on the date the option is granted. Options issued under the Plan are at the discretion of management and may be in the form of Incentive Stock Options or Non-Qualified Stock Options. Vesting periods may apply.

At December 31, 2001, a total of 1,157,822 shares of authorized and unissued common stock were reserved for issuance of stock awards and options granted or authorized to be granted.

                                        1999                     2000                        2001
                             ------------------------------------------------------------------------------
                                            Weighted                   Weighted                   Weighted
                                            Average                    Average                     Average
                                Number      Exercise   Number of       Exercise     Number of     Exercise
                               of Shares    Price      Shares          Price          Shares        Price
                             ------------------------------------------------------------------------------
Options outstanding at
  beginning of year             294,328      3.16       324,950        4.00          404,235        3.62
Granted                         273,950      3.99       145,280        3.00          146,700        2.38
Exercised                      (131,730)     1.97          -             -            (2,005)       2.75
Canceled/expired               (111,598)     4.77       (65,995)       4.15          (78,635)       4.38
                             -------------            -----------                 ------------
Options outstanding at end
  of year                       324,950      4.00       404,235        3.62          470,295        3.09
                             ============= =========== ============= =============== ============ =========



The options exercisable and the related range of exercise prices at the end of 1999, 2000, and 2001 were 92,073 shares, with a range of exercise prices from $1.77 to $6.25, 213,885 shares, with a range of exercise prices from $2.75 to $6.25 and 276,170, with a range of exercise prices from $2.00 to $5.93, respectively.

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 2000 and 2001, respectively: risk-free interest rates of 5.6%, 5.1% and 4.78%; dividend yields of 0%, 0% and 0%; volatility factors of the expected market price of the Company's common stock of .49, .57 and 1.04; and a weighted average expected life of the option of four years for 1999 and 2000 and six years for 2001. The weighted average fair value of options granted during 1999, 2000 and 2001 was $2.08, $1.46 and $1.96, respectively. The Company applied APB Opinion No. 25 in accounting for its stock option plans, and accordingly, no compensation cost has been recognized for stock options granted at fair market value. Had the Company determined compensation cost based on the fair value at the grant date under SFAS No. 123, net income and earnings per share amounts would have been as follows:

                               LMI Aerospace, Inc.
                  Notes to Consolidated Financial Statements -
             (Continued) (Dollar amounts in thousands, except share
                               and per share data)
                                December 31, 2001


                                    1999               2000               2001
                                ------------------------------------------------
Net income (loss):
   As reported                      $ 231           $ (1,283)            $2,966
   Pro forma                          148             (1,488)             2,741
Net income per common share
   As reported                        .03               (.16)               .37
   Pro forma                          .02               (.18)               .34
Net income per common share
   Assuming dilution:
   As reported                        .03               (.16)               .36
   Pro forma                          .02               (.18)               .34


10. Income Taxes

The temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax assets and liabilities are as follows:

                                                  2000                2001
                                          --------------------------------------
Deferred tax assets:
   Accrued vacation                              $   212            $    247
   Inventory                                         404                 496
   Available for-sale securities                     146                   -
   State tax credits                                   -                 113
   Other                                              19                  30
                                          --------------------------------------
Total deferred tax assets                            781                 886

Deferred tax liabilities:
   Depreciation                                   (1,199)             (1,192)
   Other                                             (46)                  -
                                          --------------------------------------
Total deferred tax liabilities                    (1,245)             (1,192)
                                          --------------------------------------
Net deferred tax liability                       $  (464)           $   (306)
                                          ======================================

                               LMI Aerospace, Inc.
                  Notes to Consolidated Financial Statements -
             (Continued) (Dollar amounts in thousands, except share
                               and per share data)
                                December 31, 2001

The Company's income tax provision (benefit) attributable to income before income taxes and cumulative effect of change in accounting principle consisted of the following for the year ended December 31:

                                 1999               2000               2001
                          ------------------------------------------------------
Federal:
   Current                       $ (123)            $ (554)           $ 1,820
   Deferred                         188                (32)              (188)
                          ------------------------------------------------------
                                     65               (586)             1,632

State:
   Current                         (104)               (14)               150
   Deferred                          (1)                (3)               (18)
                          ------------------------------------------------------
                                   (105)               (17)               132
                          ------------------------------------------------------
                                  $ (40)            $ (603)           $ 1,764
                          ======================================================


The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense attributable to income before cumulative effect of change in accounting principle is as follows:

                                  1999               2000               2001
                           -----------------------------------------------------

Federal taxes                       $ 65             $ (586)           $ 1,608
State and local taxes,
  net of federal benefit               6                (51)               140
State tax refund                    (115)                 -                  -
Other                                  4                 34                 16
                           -----------------------------------------------------
Provision (benefit)
  for income taxes                 $ (40)            $ (603)           $ 1,764
                           =====================================================

11. Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position.

                               LMI Aerospace, Inc.
                  Notes to Consolidated Financial Statements -
             (Continued) (Dollar amounts in thousands, except share
                               and per share data)
                                December 31, 2001

12. Quarterly Financial Data (Unaudited)


2000                                           First              Second             Third             Fourth
                                         ------------------ ------------------- ----------------- -----------------

Net Sales                                  $  14,520            $  13,774         $  12,835         $  14,528
Gross Profit                                   2,231                1,858               739             2,574

Income/(loss) before cumulative effect
  of change in accounting principle             (187)                (214)             (978)              260
Cumulative effect of change in
   accounting principle                         (164)                   -                 -                 -
                                         ------------------ ------------------- ----------------- -----------------
Net income/(loss)                          $    (351)            $   (214)          $  (978)           $  260
                                         ================== =================== ================= =================

Amounts per common share:
Income/(loss) before cumulative effect
    of change in accounting principle
                                            $  (0.02)             $ (0.03)          $ (0.12)           $ 0.03

Cumulative effect of change in
    accounting principle                       (0.02)                   -                 -                 -
                                         ------------------ ------------------- ----------------- -----------------
Net income/(loss)                           $  (0.04)             $ (0.03)          $ (0.12)           $ 0.03
                                         ================== =================== ================= =================

Net income/(loss) - assuming dilution
                                            $  (0.04)             $ (0.03)          $ (0.12)           $ 0.03
                                         ================== =================== ================= =================


2001                                           First            Second               Third             Fourth
                                         ------------------ ------------------- ----------------- -----------------
Net sales                                  $  16,048          $  19,105           $  19,558         $  16,112
Gross Profit                                   3,703              4,176               4,622             3,513
Net income                                       882                943               1,030               111
                                         ================== =================== ================= =================
Amounts per common share:
Net income                                $     0.11         $     0.12          $     0.13        $     0.01
                                         ================== =================== ================= =================
Net income  - assuming dilution           $     0.11         $     0.12          $     0.13        $     0.01
                                         ================== =================== ================= =================



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10.  Directors and Executive Officers.

The information contained under the caption "Information About the Nominees and Current Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's 2002 Annual Meeting of Shareholders, which involves the election of directors, is incorporated herein by this reference. Also see item 4(a) of Part I hereof.

Item 11.  Executive Compensation.

The information contained under the captions "Directors Compensation," "Executive Compensation," "Option/SAR Grants in Last Fiscal Year," "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option SAR Values," "Employment Arrangements with Named Officers", and "Compensation Committee
Report" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's 2002 Annual Meeting of Shareholders, which involves the election of directors, is incorporated herein by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information contained under the caption "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's 2002 Annual Meeting of Shareholders, which involves the election of directors, is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions.

The information contained under the caption "Certain Transactions" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's 2002 Annual Meeting of Shareholders, which involves the election of directors, is incorporated herein by this reference.


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

(b)               Reports on Form 8-K:

                  (i) On December 21, 2001, the Company filed a Report on Form 8-K announcing the award of certain contracts and announcing estimates of 2002 performance.

                  (ii) On November 16, 2002, the Company filed a Report on Form 8-K providing an updated 2002 financial outlook.

                  (iii) On November 13, 2001, the Company filed a Report on Form 8-K announcing third quarter results.

                  (iv) On October 17, 2001, the Company filed a Report on Form 8-K disclosing confirmation regarding the extension of a contract.

(c)               Exhibits:

                  See Exhibit Index

(d) All schedules have been omitted as the required information is not present in sufficient amounts or the required information is included elsewhere in the Consolidated Financial Statement or notes thereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Charles and State of Missouri on the 29th day of March, 2002.

                                  LMI AEROSPACE, INC.
                                  (Registrant)


                                   By: /s/ Ronald S. Saks
                                      ------------------------------------------
                                       Ronald S. Saks
                                       President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                         Title                            Date
---------                         -----                            ----

/s/ Ronald S. Saks            Chief Executive Officer,           March 29, 2002
-------------------------     President, and Director
Ronald S. Saks


/s/ Joseph Burstein           Chairman of the Board,             March 29, 2002
-------------------------     and Director
Joseph Burstein


/s/ Tom Baker                 Chief Operating Officer            March 29, 2002
-------------------------
Tom Baker


/s/ Lawrence E. Dickinson     Chief Financial Officer            March 29, 2002
-------------------------     and Secretary
Lawrence E. Dickinson


/s/ Duane Hahn                Vice President, Regional           March 29, 2002
-------------------------     Manager and Director
Duane Hahn


/s/ Sanford S. Neuman         Assistant Secretary                March 29, 2002
-------------------------     and Director
Sanford S. Neuman


/s/ Thomas M. Gunn            Director                           March 29, 2002
-------------------------
Thomas M. Gunn


/s/ Alfred H. Kerth           Director                           March 29, 2002
-------------------------
Alfred H. Kerth


                              Director                          March ___, 2002
-------------------------
Thomas Unger

                                  EXHIBIT INDEX

Exhibit
Number      Description
-------     -----------

2.1 Asset Purchase Agreement by and among Tempco Engineering, Inc. and Hyco Precision, Inc., the shareholders of Tempco Engineering, Inc. and Hyco Precision, Inc. and Metal Corporation, dated as of March 28, 2001, filed as Exhibit 2.1 to the Registrant's Form 8K filed April 17, 2001 and incorporated herein by reference.

3.1 Restated Articles of the Registrant previously filed as Exhibit 3.1 to the Registrant's Form S-1 (File No. 333-51357) dated as of June 29, 1998 (the "Form S-1") and incorporated herein by reference.

3.2         Amended and Restated  By-Laws of the Registrant  previously filed as
            Exhibit 3.2 to the Form S-1 and incorporated herein by reference.

3.3 Amendment to Restated Articles of Incorporation dated as of July 9, 2001 (filed herewith).

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

10.3 Lease Agreement, dated November 25, 1991, between the Registrant and Roy R. Thoele and Madonna J. Thoele, including all amendments (Leased premises at 3000 Highway 94 North), previously filed as
            Exhibit 10.8 to the Form S-1 and incorporated herein by reference.

10.4 Lease Agreement, dated June 28, 1988, between the Registrant and J & R Sales, including all amendments (Leased premises at 204 H Street), previously filed as Exhibit 10.9 to the Form S-1 and incorporated herein by reference.

10.5 Lease Agreement, dated May 6, 1997, between the Registrant and Victor Enterprises, LLC, including all amendments (Leased premises at 101 Western Avenue S), previously filed as Exhibit 10.10 to the Form S-1 and incorporated herein by reference.

10.6 Lease Agreement, dated February 1, 1995, between the Registrant and RFS Investments (Leased premises at 2621 West Esthner Court) previously filed as Exhibit 10.11 to the Form S-1 and incorporated herein by reference.

10.7+ Profit Sharing and Savings Plan and Trust, including amendments nos. 1 through 6, previously filed as Exhibit 10.12 to the Form S-1 and incorporated herein by reference.

10.8 Loan Agreement between the Registrant and Magna Bank, N.A. dated August 15, 1996, including amendments nos. 1 through 3, previously filed as Exhibit 10.13 to the Form S-1 and incorporated herein by reference.

10.9 Indenture of Trust and Loan Agreement, both with the Industrial Development Authority of St. Charles County, Missouri and dated as of September 1, 1990 previously filed as Exhibit 10.14 to the Form S-1 and incorporated herein by reference.

10.10 General Terms Agreement, Special Terms Agreement and Warranty Agreements, between the Registrant and Boeing Seattle previously filed as Exhibit 10.15 to the Form S-1 and incorporated herein by reference.

10.11 Form of Master Order Agreement covering Boeing 777 and 747 Programs and Master Order Agreement covering Boeing 737 Leading Edge Program, both between the Registrant and Boeing North American, previously filed as Exhibit 10.16 to the Form S-1 and incorporated herein by reference.

10.12       Form  of  Contract   between  the   Registrant  and  Boeing  Wichita
            previously filed as Exhibit 10.17 to the Form S-1 and incorporated herein by reference.

10.13 General Conditions (Fixed Price - Non-Governmental) for the G-14/F100 Program, General Conditions for the Wing Stub/Lower 45 Program Boeing Model 767 Commercial Aircraft and Form of Master Agreement, all with Vought previously filed as Exhibit 10.18 to the Form S-1 and incorporated herein by reference.

10.14+      Amended and Restated  1998 Stock Option  Plan,  previously  filed as
            Exhibit 10.37 to the Registrant's Form S-8 (File No. 333-38090) dated as of May 24, 2000 and incorporated herein by reference.

10.15+      Amendment  No. 5 to 1989  Stock  Option  Plan,  previously  filed as
            Exhibit 10.20 to the Form S-1 and incorporated herein by reference.

10.16 General Terms Agreement between Boeing Company and Leonard's Metal, Inc. with Special Business Provision attached, previously filed as
            Exhibit 10.15 to the Registrant's Form 10-Q dated as of November 16, 1998 and incorporated herein by reference.

10.17 Lease Agreement between Mother Goose Corporation and Precise Machine Partners L.L.P. (Leased premises at 2205 and 2215 River Hill Road, Irving, Texas) dated August 25, 1998, previously filed as Exhibit
            10.24 to the Registrant's Form 10-K for the fiscal year ended December 31, 1999 (the "1999 Form 10-K") and incorporated herein by reference.

10.18+ Employment Agreement effective as of January 24, 2000, between LMI Aerospace, Inc. and Tom D. Baker, previously filed as Exhibit 10.30 to the Registrant's Form 10-K for the fiscal year ended December 31, 2000 (the "2000 Form 10-K") and incorporated herein by reference.

10.19+      Employment  Agreement  effective as of January 1, 2000,  between LMI
            Aerospace,  Inc.  and  Lawrence E.  Dickinson,  previously  filed as
            Exhibit 10.32 to the 2000 Form 10-K and incorporated herein by reference.

10.20+ Employment Agreement effective as of January 1, 2002, between LMI Aerospace, Inc. and Bradley L. Nelson, previously filed as Exhibit
            10.35 to the 2000 Form 10-K and incorporated herein by reference.

10.21 Fourth Amendment to Loan Agreement dated as of October 30, 2000, previously filed as Exhibit 10.37 to the Registrant's Form 8-K dated December 26, 2000 and incorporated by reference.

10.22 Fifth Amendment to and Restatement of Loan Agreement dated as of April 2, 2001, previously filed as Exhibit 10.1 to the Registrant's Form 10-Q dated August 9, 2001, and incorporated herein by reference.

10.23+ Employment Agreement between Tempco Engineering, Inc. and Ernest R. Star dated April 2, 2001, filed as exhibit 10.2 to the Registrant's From 10-Q dated August 9, 2001 and incorporated herein by reference.

10.24 Sixth Amendment to Loan Agreement dated as of October 30, 2001, filed as Exhibit 10.2 to the Registrant's Form 10-Q dated November 14, 2001, and incorporated herein by reference.

10.25 Business Reformation Agreement between Leonard; Metal, Inc. and Lockheed Martin Aeronautics Company dated September 21, 2001, filed as Exhibit 10.1 to the Registrant's Form 10-Q dated November 14, 2001, and incorporated by reference.

10.26+ Employment Agreement effective as of January 1, 2002, between LMI Aerospace, Inc. and Philip A. Lajeunesse (filed herewith).

10.27 Lease dated April 2, 2001 by and between Peter Holz and Anna L. Holz Trustees of the Peter and Anna L. Holz Trust dated 2/8/89, as to an undivided one-half interest, and Ernest R .Star and Linda Ann Zoettl, Trustees under the Ernest L. Star and Elizabeth H. Star 1978 Trust dated August 25, 2978, as to an undivided one-half interest and Metal Corporation (filed herewith).

10.28 Lease dated April 2, 2001, between Tempco Engineering, Inc. and Metal Corporation (filed herewith).

10.29+ Employment Agreement Effective as of January 1, 2002 between LMI Aerospace, Inc. and Robert T. Grah (filed herewith).

10.30+ Employment Agreement Effective as of January 1, 2002 between LMI Aerospace, Inc. and Duane Hahn (filed herewith).

10.31+ Employment Agreement Effective as of January 1, 2002 between LMI Aerospace, Inc. and Michael J. Biffignani (filed herewith).

21.1        List of Subsidiaries of the Registrant (filed herewith).

23.1        Consent of Independent Auditors (filed herewith).

-----------------------------------------

+ Management contract or compensatory plan or arrangement required to be filed as exhibit to this report.