Form 10-Q
period 2002-03-31
LMI AEROSPACE INC
filed 2002-05-15
CIK 1059562

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2002.

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Title of class of                       Number of Shares outstanding
      Common Stock                               as of March 31, 2002

Common Stock, par value $.02 per share              8,026,886

                               LMI AEROSPACE, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE FISCAL QUARTER ENDING March 31, 2002

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS (UNAUDITED)

         Condensed Consolidated Balance Sheets as of December 31, 2001 and March 31, 2002

         Condensed Consolidated Statements of Income for the three months ending March 31, 2001 and 2002

         Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2002

         Notes to Unaudited Condensed Consolidated Financial Statements


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

                           PART II. OTHER INFORMATION

Item 5.   OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURE PAGE

EXHIBIT INDEX

                               LMI Aerospace, Inc.
                      Condensed Consolidated Balance Sheets
             (Amounts in thousands, except share and per share data)



                                                                      December 31,          March 31,
                                                                          2000                2002
                                                                                          (unaudited)
                                                                  -----------------------------------------


Assets
Current assets:
   Cash and cash equivalents                                             $ 4,645           $  2,693
   Investments                                                               643                528
   Trade accounts receivable, net                                          6,285              8,078
   Inventories                                                            23,045             23,630
   Prepaid expenses                                                          787              1,366
   Deferred income taxes                                                     886                886
                                                                  -----------------------------------------
Total current assets                                                      36,291             37,181

Property, plant, and equipment, net                                       24,014             23,514
Other assets                                                                 277                309
Goodwill, net                                                              7,420              7,422
                                                                  -----------------------------------------
                                                                        $ 68,002           $ 68,426
                                                                  =========================================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                      $ 3,547           $  4,552
   Accrued expenses                                                        2,659              2,309
   Current installments of long-term debt                                  2,334              2,312
                                                                  -----------------------------------------
Total current liabilities                                                  8,540              9,173

Long-term debt, less current installments                                 12,621             12,048
Deferred income taxes                                                      1,192              1,191
                                                                  -----------------------------------------
Total noncurrent liabilities                                              13,813             13,239

Stockholders' equity:
   Common stock of $.02 par value; authorized 28,000,000 shares; issued
     8,736,427 and 8,736,427  at December 31, 2001
     and at March 31, 2002, respectively                                     175                175
   Additional paid-in capital                                             26,171             26,171
   Treasury Stock, at cost, 716,676 and 709,541 shares at
     December 31, 2001 and March 31, 2002, respectively                   (3,402)            (3,366)
   Accumulated other comprehensive loss                                        -               (115)
   Retained earnings                                                      22,705             23,150
                                                                  -----------------------------------------
Total stockholders' equity                                                45,649             46,014
                                                                  -----------------------------------------
                                                                        $ 68,002          $  68,426
                                                                  =========================================

See accompanying notes.


                               LMI Aerospace, Inc.
                 Condensed Consolidated Statements of Operations
                  (Amounts in thousands, except per share data)
                                   (Unaudited)



                                            For the Three Months Ended March 31
                                                2001                  2002
                                       -----------------------------------------


Net sales                                      $ 16,048              $ 17,908
Cost of sales                                    12,345                14,102
                                       -----------------------------------------
Gross profit                                      3,703                 3,806
Selling, general and administrative
   expenses                                       2,342                 2,792
                                       -----------------------------------------
Income from operations                            1,361                 1,014

Interest income (expense)                            (4)                 (271)
                                       -----------------------------------------

Income before income taxes                        1,357                   743
Provision for income taxes                          475                   279
                                       -----------------------------------------
Net Income                                      $   882                   464
                                       =========================================

Amounts per common share:
Net income per common share                     $   .11                 $ .06
                                       =========================================
Net income per common share -
assuming dilution                               $   .11                 $ .06
                                       =========================================
Weighted average common shares
   outstanding                                8,080,969             8,023,930
                                       =========================================
Weighted average dilutive stock
   options outstanding                           11,593               123,053
                                       =========================================


See accompanying notes.





                                                          LMI Aerospace, Inc.
                                            Condensed Consolidated Statements of Cash Flows
                                                        (Amounts in thousands)
                                                              (Unaudited)

                                                           For the Six Months Ended March 31
                                                                   2001                2002
                                                           -----------------------------------------

Operating activities
Net income (loss)                                                 $   882             $    464
Adjustments to reconcile net income to
  net cash generated from (used by) operating activities:
     Depreciation and amortization                                    868                  980
     Changes in operating assets and liabilities:
       Trade accounts receivable                                   (1,075)              (1,793)
       Inventories                                                    (36)                (585)
       Prepaid expenses and other assets                             (130)                (613)
       Income taxes payable                                           527                  (25)
       Accounts payable                                              (135)                 876
       Accrued expenses                                               180                 (196)
                                                            ----------------------------------------
Net cash generated from operating activities                        1,081                 (892)

Investing activities
Additions to property, plant, and equipment, net                     (958)                (480)
                                                            ----------------------------------------
Net cash used by investing activities                                (958)                (480)

Financing activities
Principal payments on long-term debt                                  (25)                (596)
Treasury stock transactions, net                                      (89)                  16
                                                           -----------------------------------------
Net cash used by financing activities                                (114)                (580)

Net change in cash and cash equivalents                                 9               (1,952)
Cash and cash equivalents, beginning of period                      1,676                4,645
                                                           -----------------------------------------
Cash and cash equivalents, end of period                         $  1,685             $  2,693
                                                           =========================================




                               LMI Aerospace, Inc.
              Notes to Condensed Consolidated Financial Statements (Dollar amounts in thousands, except share and per share data))
                                   (Unaudited)
                                 March 31, 2002

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the SEC.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Acquisitions

On April 2, 2001, the Company acquired certain assets of Tempco Engineering, Inc. and Hyco Precision, Inc. ("Tempco"), two privately held related metal machining companies based in Southern California. The purchase was funded by a secured note with the Company's lender. Tempco produces components for photolithography equipment used in the manufacture of semiconductors, as well as, components for the defense and commercial aerospace industries. Tempco's sales were approximately $16,000 in 2000. The purchase price for the net assets acquired, net of acquired cash, was approximately $15,200, including the final purchase price adjustment of $300 which the Company expects to pay in the second quarter of 2002. The company may pay additional contingent consideration of up to $1,250 if Tempco's EBITDA, as defined, exceeds certain limits at the end of each quarter beginning June 30, 2001 and ending March 31, 2002 or for the two years ended March 31, 2003. No contingent consideration was due for the period ending March 31, 2002. The excess of the purchase price over the fair market value of net assets acquired, totaling $5,943, was allocated to goodwill. This acquisition has been accounted for under the purchase method, and accordingly, the results of operations were included in the Company's financial statements from the date of acquisition.

3. Adoption of FASB Statement No. 142

Effective January 1, 2002 the company adopted SFAS No.142, "Goodwill and Other tangible Assets," which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective January 1, 2002. As of March 31, 2002, the Company has not completed its initial impairment test. The Company will complete the impairment test prior to June 30, 2002. Any impairment resulting from this initial analysis will be reflected as a cumulative effect of accounting change at January 1, 2002 and will require restatement of the first quarter of 2002.

Actual results of operations for the three months ended March 31, 2002 and pro forma results of operations for the three months ended March 31, 2001 had we applied the non amortization provisions of SFAS 142 in that period follow.



                                                                       Three Months Ended March 31
                                                                         2001               2002
                                                                 ------------------------------------------

     Reported net income                                                $ 882              $ 464
       Add: Goodwill amortization, net of tax                              19                  -
                                                                 ------------------------------------------
       Adjusted net income                                              $ 901              $ 464
                                                                 ==========================================

     Basic earnings per share
       Reported net income                                              $ .11              $ .06
       Goodwill amortization                                                -                  -
                                                                 ------------------------------------------
       Adjusted net income                                              $ .11              $ .06
                                                                 ==========================================

     Diluted earnings per share
       Reported net income                                              $ .11              $ .06
       Goodwill amortization                                                -                  -
                                                                 ------------------------------------------
       Adjusted net income                                              $ .11              $ .06
                                                                 ==========================================



4. Inventories

Inventories consist of the following:


                                                                     December 31,           March 31,
                                                                         2001                 2002
                                                                 ------------------------------------------

Raw materials                                                          $ 3,742               $ 4,036
Work in process                                                          6,127                 6,456
Finished goods                                                          13,176                13,138
                                                                 ------------------------------------------
                                                                      $ 23,045              $ 23,630
                                                                 ==========================================


5. Long-Term Debt

Long-term debt consists of the following:


                                                                        December 31,           March 31,
                                                                            2001                 2002
                                                                     -----------------------------------------


Term loan                                                                $ 13,741             $ 13,232

Notes payable, principal and interest payable monthly, at
   fixed rates, ranging from 4.98% to 9.00%                                 1,100                1,026
Capital lease obligations                                                     114                  102
                                                                     -----------------------------------------
                                                                           14,955               14,360
Less current installments                                                   2,334                2,312
                                                                     -----------------------------------------
                                                                         $ 12,621             $ 12,048
                                                                     =========================================



In order to facilitate the acquisition of Tempco, the Company amended its current loan agreement with Union Planters entering into a three-year Borrowing Agreement ("Borrowing Agreement") on April 1, 2001. This Borrowing Agreement provides financing up to $15,500 and bears interest at ninety day LIBOR plus 3%, subject to a cap of 8.5% and a floor of 7.0%. The interest rate was 7.0% at March 31, 2002. The Company drew $14,250 on this Borrowing Agreement on April 1, 2001. Interest payments are due monthly. Principal is due monthly beginning in October, 2001, using a seven year amortization. The Borrowing Agreement is secured by all assets of the Company, excluding real property, and contains financial covenants requiring minimum levels of cash flow coverage, EBITDA, and tangible net worth. Under the Borrowing Agreement, the Company has $1,250 available to fund any additional contingent consideration which may be required under the terms of the Tempco acquisition (see note 2).

The Company entered into various notes payable for the purchase of certain equipment. The notes are payable in monthly installments including interest ranging from 6.99% - 9.0% through November, 2006. The notes payable are secured by equipment.

The company entered into capital lease agreements for the purchase of certain equipment. The leases are payable in monthly installments including interest at 4.98% through February, 2004.

On October 31, 2000, the Company obtained a $7,000 secured line of credit with Union Planters Bank to fund various corporate needs. Interest is payable monthly based on a quarterly cash flow leverage calculation and the LIBOR rate. This facility matures on May 31, 2003, and requires compliance with certain non-financial and financial covenants including minimum tangible net worth and EBITDA, as defined, requirements. The line of credit is secured by the inventories and accounts receivable of the Company. The credit facility prohibits the payment of cash dividends on common stock without the prior written consent of Union Planters. The Company has not drawn upon this line at March 31, 2002.


6.  Comprehensive Income

LMI Aerospace's total comprehensive income (loss) is as follows:


                                                                       Three Months Ended March 31,
                                                                         2001               2002
                                                                 ------------------------------------------

     Net income (loss)                                                  $ 882              $ 464
     Other comprehensive income (loss):
        Unrealized gain (loss) on investments                              28               (115)
                                                                 ------------------------------------------
     Total comprehensive income (loss)                                  $ 910              $ 349
                                                                 ==========================================

     Basic earnings per share




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

Quarter Ended March 31, 2002 versus March 31, 2001

Net Sales. Net sales for the quarter ended March 31, 2002 were $17.9 million compared to $16.0 million in the same quarter of the prior year, an increase of 11.9% Net sales for the current quarter were aided by the acquisition of Tempco, which added $5.7 million (31.8% of net sales). Excluding the acquisition, net sales were $12.2 million in the quarter, a decrease of 23.8%.

Net sales on Boeing commercial aircraft were $6.7 million (37.4% of net sales) in the current quarter, down from $9.4 million in the prior year. Net sales of components during the quarter for the 737 were $3.7 million, a decrease from $3.9 million in the prior year. Additionally, the Company experienced net sales declines on all Boeing models on which it participates, consistent with the overall reduction in production rates of Boeing Aircraft.

Net sales for military programs were $4.6 million (25.7% of net sales) in the quarter, an increase from $2.4 million in the prior year. The acquisition of Tempco added $2.2 million in the current quarter.

The Company's net sales during the quarter on corporate and regional aircraft platforms totaled $1.9 million (10.6% of net sales), down from $3.1 million (17.3% of net sales), primarily due to reduction at Learjet and Gulfstream.

Tempco generated net sales of $2.9 million (16.2% of net sales) for components used by laser equipment manufacturers serving the technology and medical markets.

Gross Profit. The Company's gross profit was $3.8 million (21.3% of net sales) in the current quarter, compared to $3.7 million (23.1% of net sales) in 2001. The acquisition of Tempco added $1.2 million (27.0% of Tempco's net sales). Excluding the acquisition, gross profit declined to $2.6 million (18.5% of net sales). The decline in sales, excluding Tempco, caused the Company's fixed costs to become a larger percentage of overall manufacturing costs.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased to $2.8 million (15.6% of net sales) in the quarter ended March 31, 2002 from $2.3 million (14.5% of net sales) in the prior year. Approximately $0.3 million was attributable to the additional expenses at Tempco.

Interest Expense. Net interest expense was $0.3 million in the first quarter of 2002, up from $0.0 million in 2001. This increase in interest expense is attributable to the debt incurred to acquire Tempco

Liquidity and Capital Resources

The Company had a net use of cash by operations in the first quarter of 2002. The Company's increased sales from the fourth quarter of 2001 resulted in an increase of accounts receivable of $1.8 million, offsetting the benefits of its earnings, depreciation and amortization. Capital expenditures for the quarter were $0.5 million, down from the first quarter of the prior year total of $1.0 million. Low financing rate opportunities have led the Company to utilize certain operating leases that will reduce its capital expenditure total for the year. The Company has not borrowed under its $7.0 million revolving credit facility, which expires on May 31, 2003. The Company anticipates executing an agreement prior to that date to extend the revolving credit facility for a minimum of one year. The Company feels its ability to generate cash flow from operations and its availability under the revolving credit facility provide adequate flexibility to support its operations

                                     PART II

                                OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)       Exhibit No.                    Description

            10.1                Seventh Amendment to Loan Agreement

(b) The Company filed a report on Form 8-K during quarter ended March 31, 2002:

          (i) On August 2, 2002, the Company filed a Report on Form 8-K relating to the issuance of a press release relating to its financial performance during the fourth quarter of 2001;

          (ii) On August 8, 2001, the Company filed a Report on Form 8-K relating to its financial outlook for 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  LMI AEROSPACE, INC.


Date:  May 14, 2002               By: /s/ Lawrence E. Dickinson
                                          ------------------------------
                                          Lawrence E. Dickinson
                                          Chief Financial Officer and Secretary

                                 EXHIBIT INDEX

Exhibit No.                             Description

  10.1                          Seventh Amendment to Loan Agreement