Form 10-Q
period 2002-06-30
LMI AEROSPACE INC
filed 2002-08-14
CIK 1059562

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2002.

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Title of class of                       Number of Shares outstanding
      Common Stock                               as of June 30, 2002

Common Stock, par value $.02 per share              8,053,396

                               LMI AEROSPACE, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                   FOR THE FISCAL QUARTER ENDING June 30, 2002

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS (UNAUDITED)

         Condensed Consolidated Balance Sheets as of December 31, 2001 and June 30, 2002

         Condensed Consolidated Statements of Operations for the three months and the six months ending June 30, 2001 and 2002

         Condensed Consolidated Statements of Cash Flows for the six months ending June 30, 2001 and 2002

         Notes to Unaudited Condensed Consolidated Financial Statements


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                           PART II. OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 5.   OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURE PAGE

EXHIBIT INDEX

                               LMI Aerospace, Inc.
                      Condensed Consolidated Balance Sheets
             (Amounts in thousands, except share and per share data)



                                                                      December 31,          June 30,
                                                                          2001                2002
                                                                                          (unaudited)
                                                                  -----------------------------------------

Assets
Current assets:
   Cash and cash equivalents                                            $  4,645            $  1,427
   Investments                                                               643                 624
   Trade accounts receivable                                               6,285              11,210
   Inventories                                                            23,045              25,354
   Prepaid expenses                                                          787                 722
   Deferred income taxes                                                     886                 913
                                                                  -----------------------------------------
Total current assets                                                      36,291              40,250

Property, plant, and equipment, net                                       24,014              26,380
Goodwill net                                                               7,420              16,424
Other assets                                                                 277                 784
                                                                  -----------------------------------------
                                                                        $ 68,002            $ 83,838
                                                                  =========================================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                      $ 3,547            $  5,364
   Accrued expenses                                                        2,659               3,717
   Current installments of long-term debt                                  2,334               3,731
                                                                  -----------------------------------------
Total current liabilities                                                  8,540              12,812

Long-term debt, less current installments                                 12,621              22,433
Deferred income taxes                                                      1,192               1,928
                                                                  -----------------------------------------
Total noncurrent liabilities                                              13,813              24,361

Stockholders' equity:
   Common stock of $.02 par value; authorized 28,000,000
     shares; issued 8,736,427 at December 31, 2001
     and at June 30, 2002                                                    175                 175
   Additional paid-in capital                                             26,171              26,171
   Treasury Stock, at cost, 716,676 and 683,031 shares at
     December 31, 2001 and June 30, 2002, respectively                    (3,402)             (3,241)
   Accumulated other comprehensive income                                      -                  15
   Retained earnings                                                      22,705              23,545
                                                                  -----------------------------------------
Total stockholders' equity                                                45,649              46,665
                                                                  -----------------------------------------
                                                                        $ 68,002            $ 83,838
                                                                  =========================================


See accompanying notes.


                               LMI Aerospace, Inc.
                 Condensed Consolidated Statements of Operations
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                            For the Three Months Ended June 30           For the Six Months Ended June 30
                                                2001                  2002                  2001                   2002
                                       ------------------------------------------------------------------------------------------



Net sales                                      $ 19,105              $  20,355             $ 35,154              $  38,263
Cost of sales                                    14,929                 16,258               27,274                 30,360
                                       ------------------------------------------------------------------------------------------
Gross profit                                      4,176                  4,097                7,880                  7,903
Selling, general, and administrative
   expenses                                       2,464                  3,048                4,807                  5,840
                                       ------------------------------------------------------------------------------------------
Income from operations                            1,712                  1,049                3,073                  2,063

Interest income (expense)/other                    (261)                  (310)                (265)                  (581)
                                       ------------------------------------------------------------------------------------------

Income before income taxes                        1,451                    739                2,808                  1,482
Provision for income taxes                          508                    277                  983                    556
                                       ------------------------------------------------------------------------------------------
Net Income                                          943                    462                1,825                    926
                                       ==========================================================================================

Net income per common share                       $ .12                  $ .06                $ .23                  $ .12
                                       ==========================================================================================
Net income per common share -
   assuming dilution                              $ .12                  $ .06                $ .22                  $ .11
                                       ==========================================================================================
Weighted average common shares
   outstanding                                8,070,200              8,040,529            8,075,555              8,032,275
                                       ==========================================================================================
Weighted average dilutive stock
   options outstanding                          120,534                160,535               57,362                141,794
                                       ==========================================================================================


See accompanying notes.





                               LMI Aerospace, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (Amounts in thousands)
                                   (Unaudited)

                                                              For the Six Months Ended June 30
                                                                   2001                2002
                                                           -----------------------------------------

Operating activities
Net income                                                       $  1,825               $  926
Other comprehensive income:
     Foreign currency gain                                              -                   34
Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                                  1,959                2,044
     Changes in operating assets and liabilities:
       Trade accounts receivable                                       33               (2,586)
       Inventories                                                   (563)              (1,081)
       Prepaid expenses and other assets                             (444)                  57
       Income taxes payable                                            (3)                 (73)
       Accounts payable                                               565                  216
       Accrued expenses                                               412                  (39)
                                                           -----------------------------------------
Net cash from (used for) operating activities                       3,784                 (502)

Investing activities
Additions to property, plant, and equipment, net                   (1,803)              (1,165)
Proceeds from sale of property, plant and equipment                    65                    -
Acquisition of Versaform, net of cash acquired                          -              (10,285)
Acquisition of Stretch Forming assets                                   -                 (860)
Acquisition of Tempco, net of cash acquired                       (14,926)                (300)
                                                           -----------------------------------------
Net cash used for investing activities                            (16,664)             (12,610)

Financing activities
Proceeds from issuance of long-term debt                           14,250               11,000
Principal payments on long-term debt                                  (72)              (1,181)
Treasury stock transactions, net                                      (46)                  (8)
Proceeds from exercise of stock options                                 -                   83
                                                           -----------------------------------------
Net cash from financing activities                                 14,132                9,894
Activities

Net change in cash and cash equivalents                             1,252               (3,218)
Cash and cash equivalents, beginning of period                      1,676                4,645
                                                           -----------------------------------------
Cash and cash equivalents, end of period                         $  2,928             $  1,427
                                                           =========================================


Supplemental schedule of non cash investing and financing activities:

                                                               For the Six Months Ended June 30
                                                                     2001                2002
                                                             -------------------- ------------------
Note Payable - Versaform Acquisition                                    -              $1,300
Note Payable - Stretch Forming Acquisition                              -                  90
                                                             -------------------- ------------------
                                                                        -              $1,390
                                                             ==================== ==================


See accompanying notes.



                               LMI Aerospace, Inc.
              Notes to Condensed Consolidated Financial Statements
         (Dollar amounts in thousands, except share and per share data)
                                   (Unaudited)

1. Accounting Policies

Basis of Presentation

LMI Aerospace, Inc. (the "Company") fabricates, machines, and integrates formed, close tolerance aluminum and specialty alloy components for use by the aerospace and laser equipment industries. The Company is a Missouri corporation with headquarters in St. Charles, Missouri. The Company maintains facilities in St. Charles, Missouri; Seattle, Washington; Tulsa, Oklahoma; Wichita, Kansas;
Irving, Texas; Sun Valley and Oceanside, California; and Langley, British Columbia.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the SEC.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Acquisitions

On June 12, 2002, the Company acquired certain assets of Stretch Forming Corporation, a privately held company based in Southern California. The assets consisted of inventory, accounts receivable, machinery & equipment, and intangibles pertaining to the aerospace market. The Company purchased the assets for $950 which included a note payable for $90.

On May 16, 2002, the Company acquired all of the outstanding stock of Versaform Corporation and BC 541775, Ltd., a holding company that owns 100% of the common stock of Versaform Canada Corporation (collectively, "Versaform") for approximately $11,600. The Company may pay additional contingent consideration if net sales proceeds collected by Versaform for sales to a specific customer exceed $3,000 during the twelve calendar month ending on each of the first, second, and third anniversaries of the closing date of the transaction. The additional contingent consideration would be equivalent to 5% of the amount in excess of $3,000 in each of the years as defined above. This acquisition has been accounted for under the purchase method, and accordingly, the results of operations were included in the Company's financial statements after May 16, 2002. The cost to acquire Versaform has been preliminarily allocated to the assets acquired and liabilities assumed according to their estimated fair values at the time of the acquisition and are subject to adjustment when additional information concerning asset and liability valuations are finalized. The preliminary allocation has resulted in acquired goodwill of approximately $9,003. Versaform forms large sheet metal and extrusion components predominantly for the corporate, regional, and military aerospace markets from two facilities in Oceanside, California and one facility in Langley, British Columbia, Canada. Versaform's sales were approximately $12,000 in 2001.

On April 2, 2001, the Company acquired certain assets of Tempco Engineering, Inc. and Hyco Precision, Inc. ("Tempco"), two privately held related metal machining companies based in Southern California. The purchase was funded by a secured note with the Company's lender. Tempco produces components for photolithography equipment used in the manufacture of semiconductors, as well as components for the defense and commercial aerospace industries. Tempco's sales were approximately $16,000 in 2000. The purchase price for the net assets acquired, net of acquired cash, was approximately $15,200. The Company may pay additional contingent consideration of up to $1,250 if Tempco's EBITDA, as defined, exceeds certain limits for the two years ended March 31, 2003. The excess of the purchase price over the fair market value of net assets acquired, totaling $5,943, was allocated to goodwill. This acquisition has been accounted for under the purchase method, and accordingly, the results of operations were included in the Company's financial statements from the date of acquisition.

3. Adoption of FASB Statement No. 142

Effective January 1, 2002, the Company adopted SFAS No.142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separate intangible assets that have finite useful lives will continue to be amortized over their useful lives.

SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the year of adoption. The Company completed the first step during the second quarter of 2002, which resulted in the identification of potential goodwill impairments as of the beginning of the fiscal year 2002. The second step of the goodwill impairment test, which measures the amount of the impairment loss (measured as of the beginning of the year of adoption), has not been completed. As a result of the second step of the goodwill impairment test, an impairment charge may be recorded in the last half of the year.

Actual results of operations for the six months ended June 30, 2002 and pro forma results of operations for the six months ended June 30, 2001 had the non-amortization provisions of SFAS 142 been applied in that period follows:



                                                          Three Months Ended June 30,      Six Months Ended June 30,
                                                       ---------------------------------------------------------------------------
                                                               2001               2002              2001               2002
                                                       ---------------------------------------------------------------------------


  Reported net income                                            $ 943           $ 462             $1,825             $926
     Add:  Goodwill amortization, net of tax                        85               -                105                -
                                                       ---------------------------------------------------------------------------
     Adjusted net income                                       $ 1,028           $ 462             $1,930             $926
                                                       ===========================================================================

  Basic earnings per share
     Reported net income                                          $.12            $.06               $.23             $.12
     Goodwill amortization                                         .01               -                .01                -
                                                       ---------------------------------------------------------------------------
     Adjusted net income                                          $.13            $.06               $.24             $.12
                                                       ===========================================================================

  Diluted earnings per share
     Reported net income                                          $.12            $.06               $.22             $.11
     Goodwill amortization                                         .01               -                .01                -
                                                       ---------------------------------------------------------------------------
     Adjusted net income                                          $.13            $.06               $.23             $.11
                                                       ===========================================================================




4. Inventories

Inventories consist of the following:


                                                                     December 31,           June 30,
                                                                         2001                 2002
                                                                 ------------------------------------------
        Raw materials                                                $  3,742             $  4,174
        Work in process                                                 6,127                6,582
        Finished goods                                                 13,176               14,598
                                                                 -------------------------------------------
                                                                     $ 23,045             $ 25,354
                                                                 ===========================================


5. Long-Term Debt

Long-term debt consists of the following:

                                                                     December 31,          June 30,
                                                                         2001                2002
                                                                 ----------------------------------------
        Term loans                                                    $13,741             $23,723

        Notes payable, principal and interest payable
        monthly at fixed rates, ranging from 4.98% to 9.00%             1,100               2,352
        Capital lease obligations                                         114                  89
                                                                 ----------------------------------------
                                                                       14,955              26,164
        Less current installments                                       2,334               3,731
                                                                 ----------------------------------------
                                                                      $12,621             $22,433
                                                                 ========================================


The Company has a loan agreement ("Loan Agreement") with Union Planters Bank, NA. The Loan Agreement consists of a revolving line of credit ("Revolver"), a term loan to finance the purchase of Tempco ("Tempco Term Loan"), and a term loan to finance the purchase of Versaform ("Versaform Term Loan"). The Company's Loan Agreement is secured by all the non-Canadian assets of the Company and requires compliance with certain non-financial and financial covenants including minimum levels of cash flow coverage, EBITDA, and tangible net worth.

The Company's Revolver allows for a $7,000 line of credit to fund various corporate needs. Interest is payable monthly based on a quarterly cash flow leverage calculation and the LIBOR rate. This facility matures on May 31, 2003. The credit facility prohibits the payment of cash dividends on common stock without the prior written consent of Union Planters. The Company has not drawn upon this line at June 30, 2002.

The Tempco Term Loan was issued for $15,500 on April 2, 2001. The Tempco Term Loan requires monthly principal and interest payments over three years using a seven year amortization and bears interest at ninety day LIBOR plus 3%, subject to a cap of 8.5% and a floor of 7.0%. The interest rate was 7.0% at June 30, 2002. The Company drew $14,250 on this Term Loan on April 2, 2001. Under the Loan Agreement, the Company has $1,250 available to fund any additional contingent consideration which may be required under the terms of the Tempco acquisition (see note 2).

The Versaform Term Loan was issued for $11,000 on May 15, 2002. The Versaform Term Loan requires monthly principal and interest payments over three years using a seven year amortization and bears interest at ninety day LIBOR plus 3%. The interest rate was 4.9% at June 30, 2002.

The Company entered into a note payable for $1,300 with the prior owner of Versaform in connection with the purchase of said company. The prior owner has since become a member of the board of directors of the Company. This note is payable monthly over three years and bears interest at 7.0%. This note is secured by 65% of the stock of the Company's Canadian subsidiary.

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

6. Comprehensive Income

The Company's total comprehensive income, which adjusts net income by the increase or decrease in the fair value of available-for-sale securities deemed not to be other than temporary and the change in foreign currency translations, is as follows:


                                                      -------------------------------------------------------------------------
                                                      Three Months Ended June 30,               Six Months Ended June 30,
                                                             2001              2002              2001              2002
                                                      -------------------------------------------------------------------------


Net Income                                                     943             462               1,825              926
Other comprehensive income (loss):
Unrealized gain (loss) on investments                          133              96                 162             (19)
Foreign currency translation adjustments                         -              34                   -               34
                                                      -------------------------------------------------------------------------
Total comprehensive income                                  $1,076            $592              $1,987             $941
                                                      =========================================================================




Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statement

This Management's Discussion and Analysis of Financial Conditions and Results of Operations contains various forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and which may be based on or include assumptions, concerning LMI's operations, future results and prospects. When used in this report, the words "believes," "anticipates," "intends," "plans," "projects," "estimate," "expects" and similar expressions are intended to identify forward-looking statements. Actual results could be materially different from those reflected in such forward-looking statements as a result of various factors. Such factors include, but are not limited to, the following: (1) changes in the current and future business environment, and in particular, the aerospace industry; (2) changes in the business outlook of LMI's customers; (3) the impact of competitive products and pricing; (4) the availability of raw materials; (5) changes in governmental regulation; (6) fluctuations in operating results; (7) LMI's ability to consummate suitable acquisitions; and (8) the risks detailed from time to time in LMI's filings with the Securities and Exchange Commission. In addition, such statements could be affected by general industry and market conditions and growth rates; general domestic and international market conditions; increased competition from domestic and foreign competitors, including new entities; and other factors which could impact LMI's outlook in the future. As it is impossible to foresee and identify all factors that could have a material and negative impact on LMI's future performance, this discussion of uncertainties is by no means exhaustive, but is designed to highlight important factors that may impact LMI's outlook. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. LMI undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions (see Note 1 to the consolidated financial statements). The Company believes that certain significant accounting policies have the potential to have a more significant impact on the financial statements either because of the significance of the financial statement to which they relate because they involve a higher degree of judgment and complexity. A summary of such critical accounting policies can be found in the section entitled "Management's Discussion and Analysis of Financial Condition and
Results of  Operation"  contained in the  Company's  2001 Annual  Report on Form
10-K.

Overview

LMI Aerospace, Inc. is a leader in fabricating, machining and integrating of formed close tolerance aluminum and specialty alloy components for use by the aerospace and laser cutting industries. The Company has been engaged in manufacturing components for a wide variety of applications. Aerospace components manufactured by the Company include leading edge wing slats, flaps and lens assemblies; cockpit window frame assemblies; fuselage skins and supports, and passenger and cargo door frames and supports. Non aerospace components are critical components in the chamber section of lasers used in the production of semiconductors and cutting equipment used in preparation for Lasic surgery. The Company maintains multi-year contracts with leading original equipment manufacturers and primary subcontractors of commercial, corporate, regional and military aircraft. Such contracts, which govern the majority of the Company's sales, designate the Company as the sole supplier of the aerospace components sold under the contracts. Customers include Boeing, Lockheed Martin, Vought, Gulfstream, Learjet, Canadair, DeHavilland, PPG, Litton, Cymer, and IntraLase. The Company manufactures more than 15,000 parts for integration into Boeing's 737, 747, 757, 767 and 777 commercial aircraft and F-15, F/A-18, C-17 military aircraft, Canadair's RJ regional aircraft, Gulfstream's G-IV and G-V corporate aircraft, Lockheed Martin's F-16 and C-130 military aircraft, Litton Industries guidance control systems, Cymer lasers for cutting silicon wafers, and IntraLase lasers used in Lasic surgery.

Results of Operations

Quarter Ended June 30, 2002 versus June 30, 2001

Net Sales. Net sales during the quarter were $20.4 million, including $2.4 million from the recent acquisition of Versaform, up 6.8% from $19.1 million in the prior year. Excluding the acquisition of Versaform, net sales were $18.0 million, a decrease of 5.8% from the prior year. Net sales by market for the second quarter of 2002 compared to the second quarter of 2001 were as follows:


  Market                                2nd Qtr 2001        % of Total        2nd Qtr 2002       % of Total
  --------------------------------- --------------------- ---------------- ------------------- ----------------

    Commercial Aircraft                     $ 9.9               51.8%              $ 5.9             28.9%
    Corporate/Regional                        2.8               14.7%                4.6             22.5%
    Military                                  3.1               16.2%                4.4             21.6%
    Laser                                     1.6                8.4%                3.4             16.7%
    Other                                     1.7                8.9%                2.1             10.3%
                                    --------------------- ---------------- ------------------- ----------------
    Total                                   $19.1              100.0%              $20.4            100.0%
                                    ===================== ================ =================== ================



The Company's net sales to the commercial aircraft market consist of components that are ultimately used on Boeing commercial aircraft. Net sales to this market continue to be adversely affected by the events of September 11, 2001 and the impact it has had upon airlines. The largest declines in the Company's net sales to this market have been the result of reduced production rates and inventory levels at Boeing and its subcontractors on the 737 and 747 models. The Company's net sales for the 737 were $2.8 million in the second quarter of 2002 (13.7% of net sales) compared to $4.3 million (22.5% of net sales) in the second quarter of 2001. The Company's net sales for the 747 were $1.2 million (5.9% of net sales) in the second quarter of 2002 compared to $2.7 million (14.1% of net sales) in the same quarter of 2001. The Company believes that these reduced sales levels for this market will continue through 2002. Net sales for the quarter to the corporate and regional markets were $4.6 million, an increase of 64.3% from the $2.8 million generated in 2001. The acquisition of Versaform added $1.7 million of net sales to this market for the current quarter, largely due to sales for Gulfstream aircraft.

Net sales for use in the military markets were $4.4 million in the second quarter of 2002, an increase of 41.9% from the $3.1 million of net sales in the same quarter of 2001. The increase in net sales to military markets was primarily the result of shipments for recent awards of C-130 components from Lockheed Martin.

Components for use in laser equipment contributed $3.4 million in the current quarter, an increase of 112.5% from $1.6 million in 2001. This increase was driven by greater sales to both Cymer and IntraLase.

Gross Profit. Gross profit was $4.1 million (20.1% of net sales) in the second quarter of 2002, down from $4.2 million (21.9% of net sales) during the second quarter of 2001. Gross profit was negatively impacted by start up costs expensed as the Company began new programs with Gulfstream and Lockheed Martin, reduced volume in the commercial markets, and increases in fringe benefit costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $3.0 million (15.0% of net sales) in the second quarter of 2002 from $2.5 million (12.9% of net sales) in the second quarter of 2001. This increase is primarily due to the acquisition of Versaform, which added $0.3 million, and ongoing integration costs incurred for Tempco and Versaform.

Interest Expense. Interest expense remained flat at $0.3 million in both periods. However, the acquisition of Versaform was completed May 16, 2002, which resulted in only 45 days of interest on the new debt instruments related to that purchase in the second quarter of 2002.

Income Tax Expense. The effective tax rate used by the Company in the second quarter of 2002 was 37.5%, an increase from 35.0% in 2001. This increase is due to the Company's acquisitions in locations with higher income tax rates.

Six Months Ended June 30, 2002 versus June 30, 2001

Net Sales. Net sales for the six months ended June 30, 2002 were $38.3 million, an increase of 8.8% from $35.2 million in the same period of the prior year. The acquisition of Versaform added $2.4 million to the current year. Excluding the impact of Versaform, net sales were $35.9 million, up 2.0% from the prior year. Net sales by market served were as follows:


    Market                               1st Half 2001        % of Total       1st Half 2002       % of Total
    --------------------------------- --------------------- ---------------- ------------------- ----------------

      Commercial Aircraft                     $ 19.5             55.4%              $12.6              32.9%
      Corporate/Regional                         5.9             16.8%                6.5              17.0%
      Military                                   5.4             15.3%                9.0              23.5%
      Laser                                      1.6              4.5%                6.3              16.4%
      Other                                      2.8              8.0%                3.9              10.2%
                                      --------------------- ---------------- ------------------- ----------------
      Total                                    $35.2            100.0%              $38.3             100.0%
                                      ===================== ================ =================== ================


Net sales to the commercial aircraft market fell significantly as Boeing trimmed inventories and reduced production rates. The Company's net sales for 737 components fell to $6.1 million (15.9% of net sales) in 2002 from $8.4 million (23.9% of net sales) in 2001. The Company's net sales for 747 components were $2.5 million (6.5% of net sales) in 2002, a reduction from $5.2 million (14.8% of net sales) in 2001.

The Company's sales to the corporate and regional market were $6.5 million in 2002, an increase of 10.2% from $5.9 million in 2001. The acquisition of Versaform added $1.7 million to net sales for the six months of 2002. Excluding the acquisition of Versaform, net sales to the corporate and regional market would have been $4.8 million, down $1.1 million from 2001. This reduction is primarily attributable to reduced orders from Learjet, a division of Bombardier.

Net sales to the military markets were $9.0 million in 2002, up 66.7% from $5.4 million in 2001. This increase results from the inclusion of a full six months of net sales of Tempco in 2002. Tempco added $3.9 million of net sales to military markets in 2002 compared to $1.2 million in 2001. The Company acquired Tempco on April 2, 2001, therefore, only three months of net sales from Tempco were included in net sales for the period. Additionally, new contracts for components used on the C-130 were sold to Lockheed Martin in 2002, increasing sales for that model to $1.3 million in 2002, up from $0.5 million in 2001.

Net sales to laser equipment makers increased to $6.3 million in 2002, up from $1.6 million. This market is served by Tempco, which the Company owned for only three months in 2001. Increases in net sales from both Cymer and IntraLase were responsible for this change.

Gross Profit. Gross profit in 2002 was $7.9 million in 2002, unchanged from 2001. However, as a percentage of net sales, gross profit declined to 20.6% in 2002 from 22.4% in 2001. This decline is attributable to decreased sales in the commercial markets, start up expenses related to new work from Gulfstream and Lockheed Martin, and insurance costs related to employee benefits.

Selling, General and Administrative Expenses. The costs of selling, general, and administrative expenses rose to $5.8 million (15.1% of net sales) in 2002 from $4.8 million (13.6% of net sales) in 2001. The acquisitions of Tempco and
Versaform added approximately $0.8 million to selling, general and administrative expenses.

Interest Expense. The Company's interest expense increased to $0.6 million in 2002 from $0.3 million in 2001. This increase is primarily attributable to the debt secured to finance the acquisition of Tempco and Versaform.

Income Taxes. The Company's effective tax rate is 37.5% in 2002, up from 35.0% in 2001. The Company has experienced higher tax rates in the state of California, the location of the Company's recent acquisitions, Versaform and Tempco.

Liquidity and Capital Resources

The Company's operations used cash of $0.9 million in the first six months of 2002. The Company has experienced a general slow down in payment terms from its customers in all markets resulting in an increase in accounts receivable of $2.6 million. The aerospace market was impacted significantly by the events of September 11, 2001 and several customers have requested extensions of payment terms. Additionally, as the commercial market reduced production rates and inventories, the Company has chosen to invest in inventories instead of reducing manufacturing lot sizes, which created an increase in inventories of $1.1 million.

Capital expenditures were $1.2 million in the first six months of 2002, down from $1.8 million in 2001. The Company has chosen to use operating leases to provide certain pieces of equipment which has lowered the need for capital expenditures.

As previously noted, the Company acquired Versaform on May 16, 2002. The purchase was financed with a term loan of $11.0 million from the Company's principal lender and a term note from the prior owner of Versaform of $1.3 million. The Company maintains its revolving line of credit of $7.0 million, which was unused at June 30, 2002. The Company believes that it will not continue to have to invest significant amounts in inventory and accounts receivable based on current operational needs; therefore, its ability to generate cash from operations and availability of the revolving line of credit should provide adequate flexibility to support its operations.

                           PART II. OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders was held on June 3, 2002

At the Meeting, the shareholders voted for the election of all persons nominated by management to be Class I Directors. The votes for these nominated Directors were as follows:


         Name                       Votes For                 Votes Withheld
         ----                       ---------                 --------------

         Sanford S. Neuman          7,638,071                     35,770
         Duane E. Hahn              7,627,171                     46,670


At the Meeting, the shareholders also voted for the ratification of the selection of Ernst & Young LLP to serve as the Company's independent auditor. The votes for such ratification were as follows:

                                     Votes For                Votes Against
                                     ---------                -------------

                                     7,667,006                    5,100


Item 5.  Other Information.

Tom Baker resigned as the Company's Chief Operating Officer effective as of July 1, 2002 and as a member of the Board of Directors as of August 8, 2002. Mr. Baker remains with the Company, assuming responsibilities relating to special projects, merger, and acquisition activities.

On August 6, 2002, a lawsuit was filed in state District Court located in Denton County, Texas against LMI Aerospace, Inc. and Brian Geary, a director of LMI, by David Arthur, individually and as a representative for Southern Stretch Forming & Fabrication, Inc., a Texas corporation ("Southern") (Mr. Arthur and Southern are sometimes referred to together herein as the "Plaintiffs"). Mr. Arthur and Mr. Geary are each 50% owners of the outstanding common stock of Southern. Mr. Geary was the sole shareholder of Versaform Corporation, a California corporation ("Versaform"), all of the outstanding stock of which LMI recently acquired.

Plaintiffs allege that Mr. Geary, in violation of his fiduciary duties and obligations to Mr. Arthur and to Southern diverted business from Southern to Versaform in order to increase the value of Versaform prior to its acquisition by LMI. Plaintiffs further allege that the actions of Mr. Geary were done in concert with LMI and that Mr. Geary and Versaform were acting as agents of LMI with respect to the wrongful acts complained of. Plaintiffs also allege that LMI induced Mr. Geary to breach his duties owed to Southern and to Mr. Arthur and aided and abetted Mr. Geary's wrongful acts. The petition also alleges that LMI is liable for tortiously interfering with the business relationships between Mr. Geary and Southern and that LMI tortiously interfered with the business and/or contractual relationship between Southern and Versaform. Plaintiffs seek the recovery of actual and exemplary damages in an unspecified amount.

Although LMI has not yet been able to undertake a detailed investigation of Plaintiff's claims, upon a preliminary review LMI believes that the claims made against LMI by Plaintiffs are without merit. LMI intends to vigorously defend the allegations set forth in Plaintiff's claim

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits:


Exhibit Number          Description

10.1                    Ninth Amendment to Loan Agreement

99.1 Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Statement of the Chief Executive Officer.

99.2 Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Statement of the Chief Financial Officer.

(b) The Company filed the following reports on Form 8-K during the quarter ended June 30, 2002:

          (i) On April 1, 2002, the Company filed a Report on Form 8-K reporting the issuance of a press release relating to its financial performance during the fourth quarter of 2001;

          (ii) On April 2, 2002, the Company filed a Report on Form 8-K reporting the issuance of a press release relating to its financial outlook for 2002;

          (iii) On May 16, 2002, the Company filed a Report on Form 8-K reporting the issuance of a press release relating to the financial performance during the first quarter of 2002;

          (iv) On May 16, 2002, the Company filed a Report on Form 8-K reporting the issuance of a press release relating to its acquisition of Versaform Corporation;

          (v) On May 30, 2002, the Company filed a Report on Form 8-K disclosing certain information regarding the acquisition of Versaform Corporation;

          (vi) On June 13, 2002, the Company filed a Report on Form 8-K reporting the issuance of a press release relating to LMI's acquisition of Stretch Form Corporation, and to announce the appointment of Brian D. Geary to the Company's Board of Director.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  LMI AEROSPACE, INC.


Date:  August 14, 2002            By: /s/ Lawrence E. Dickinson
                                          ------------------------------
                                          Lawrence E. Dickinson
                                          Chief Financial Officer and Secretary

                                 EXHIBIT INDEX

Exhibit Number                                               Description

10.1      Ninth Amendment to Loan Agreement

99.1 Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Statement of the Chief Executive Officer.

99.2 Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Statement of the Chief Financial Officer.