Form 10-Q
period 2002-09-30
LMI AEROSPACE INC
filed 2002-11-14
CIK 1059562

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2002.

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Title of class of                       Number of Shares outstanding
      Common Stock                               as of October 31, 2002

Common Stock, par value $.02 per share              8,181,786

                               LMI AEROSPACE, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                   FOR THE FISCAL QUARTER ENDING SEPTEMBER 30, 2002

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS (UNAUDITED)

         Condensed Consolidated Balance Sheets as of December 31, 2001 and September 30, 2002

         Condensed Consolidated Statements of Operations for the three months and the nine months ending September 30, 2001 and 2002

         Condensed Consolidated Statements of Cash Flows for the nine months ending September 30, 2001 and 2002

         Notes to Unaudited Condensed Consolidated Financial Statements


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 4.   CONTROLS AND PROCEDURES

                           PART II. OTHER INFORMATION

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

Item 5.   OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURE PAGE

EXHIBIT INDEX

                               LMI Aerospace, Inc.
                      Condensed Consolidated Balance Sheets
             (Amounts in thousands, except share and per share data)





                                                                      December 31,       September 30,
                                                                          2001                2002
                                                                                          (unaudited)
                                                                  -----------------------------------------


 Assets
 Current assets:
    Cash and cash equivalents                                           $  4,645            $  1,010
    Investments                                                              643                 369
    Trade accounts receivable, net                                         6,285              11,134
    Inventories                                                           23,045              27,285
    Prepaid expenses                                                         787                 892
    Deferred income taxes                                                    886                 913
                                                                  -----------------------------------------
 Total current assets                                                     36,291              41,603

 Property, plant, and equipment, net                                      24,014              26,671
 Goodwill, net                                                             7,420              16,389
 Other assets                                                                277                 776
                                                                  -----------------------------------------
                                                                        $ 68,002            $ 85,439
                                                                  =========================================

 Liabilities and stockholders' equity
 Current liabilities:
    Accounts payable                                                   $   3,547            $  5,504
    Accrued expenses                                                       2,659               3,239
    Current installments of long-term debt                                 2,334               4,383
    Revolving line of credit                                                   -               2,535
                                                                  ----------------------------------------
 Total current liabilities                                                 8,540              15,661

 Long-term debt, less current installments                                12,621              21,306
 Deferred income taxes                                                     1,192               1,922
                                                                  -----------------------------------------
 Total noncurrent liabilities                                             13,813              23,228

 Stockholders' equity:
    Common stock of $.02 par value; authorized 28,000,000
      shares; issued 8,736,427 at December 31, 2001
      and       at September 30, 2002                                        175                 175
    Additional paid-in capital                                            26,171              26,171
    Treasury Stock, at cost, 716,676 and 554,641 shares at
      December 31, 2001 and September 30, 2002, respectively              (3,402)             (2,631)
    Accumulated other comprehensive income (loss)                              -                 (14)
    Retained earnings                                                     22,705              22,849
                                                                  -----------------------------------------
 Total stockholders' equity                                               45,649              46,550
                                                                  ----------------------------------------
                                                                        $ 68,002            $ 85,439
                                                                  =========================================


See accompanying notes.


                               LMI Aerospace, Inc.
                 Condensed Consolidated Statements of Operations
                  (Amounts in thousands, except per share data)
                                   (Unaudited)



                                            For the Three Months Ended September 30,     For the Nine Months Ended September 30,
                                               2001                  2002                   2001                   2002
                                        -----------------------------------------------------------------------------------------

Net sales                                     $   19,558          $   21,258              $   54,712            $   59,522
Cost of sales                                     14,936              17,726                  42,210                48,087
                                        -----------------------------------------------------------------------------------------
Gross profit                                       4,622               3,532                  12,502                11,435
Selling, general, and administrative
   expenses                                        2,800               3,402                   7,607                 9,242
                                        -----------------------------------------------------------------------------------------
Income from operations                             1,822                 130                   4,895                 2,193

Other income (expense):
   Interest expense                                 (262)               (426)                   (559)               (1,018)
   Other, net                                         25                (211)                     56                  (200)
                                        -----------------------------------------------------------------------------------------

Income (loss) before income taxes                  1,585                (507)                  4,392                   975
Provision Benefit for income taxes                   555                 (87)                  1,537                   468
                                        -----------------------------------------------------------------------------------------
Net Income (loss)                              $   1,030         $      (420)             $    2,855           $       507
                                        =========================================================================================

Net income (loss) per common share            $     0.13         $     (0.05)             $     0.35            $     0.06
                                        =========================================================================================

Net income (loss) per common share -
   assuming dilution                          $     0.13         $     (0.05)             $     0.35            $     0.06
                                        =========================================================================================
Weighted average common shares
   outstanding                                 8,063,505           8,061,368               8,071,494             8,042,079
                                        =========================================================================================
Weighted average dilutive stock
   options outstanding                           142,156              72,590                  88,714               118,726
                                        =========================================================================================


See accompanying notes.


                               LMI Aerospace, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (Amounts in thousands)
                                   (Unaudited)


                                                                    For the Nine Months Ended
                                                                          September 30,
                                                                      2001              2002
                                                               -------------------------------------


 Operating activities
 Net income                                                        $    2,855           $    507
 Adjustments to reconcile net income to

 net cash provided by operating activities:
    net cash provided by operating activities:
      Depreciation and amortization                                     3,085              3,122
      Unrealized investment loss                                            -                274
      Changes in operating assets and liabilities:                     (1,462)            (5,505)

                                                               -------------------------------------
 Net cash from (used for) operating activities                          4,478             (1,602)

 Investing activities
 Additions to property, plant, and equipment, net                      (2,423)            (1,932)
 Proceeds from sale of property, plant and equipment                       90
 Acquisition of Versaform, net of cash acquired                             -            (10,285)
 Acquisition of Stretch Forming                                             -               (860)
 Acquisition of Tempco, net of cash acquired                          (14,926)              (300)
 Acquisition of Southern Stretch Forming & Fabrication                      -               (215)
                                                               -------------------------------------
 Net cash used for investing activities                               (17,259)           (13,592)

 Financing activities
 Proceeds from issuance of long-term debt                              14,250             13,535
 Principal payments on long-term debt                                    (129)             (2050)
 Treasury stock transactions, net                                        (354)                (8)
 Proceeds from exercise of stock options                                    -                 96
                                                               -------------------------------------
 Net cash from financing activities                                $   13,767         $   11,573


 Effect of exchange rate changes on cash                                    -                (14)
 Net change in cash and cash equivalents                                  986             (3,635)
 Cash and cash equivalents, beginning of period                         1,676              4,645
                                                               -------------------------------------
 Cash and cash equivalents, end of period                           $   2,662          $   1,010
                                                               =====================================

Supplemental schedule of non cash investing and financing activities:

                                                                  For the Nine Months Ended
                                                                        September 30,
                                                                     2001                2002
                                                               ------------------ ------------------
Issuance of note payable in connection with acquisitions                -              $1,674
Assumption of capital lease obligation                                  -                 109
                                                               ------------------ ------------------
                                                                        -              $1,783
                                                               ================== ==================


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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the SEC.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Acquisitions

On September 30, 2002, the Company acquired certain assets of Southern Stretch Forming and Fabrication, Inc. ("SSFF"). The assets consisted of inventory, machinery and equipment, backlog and intangibles pertaining to the aerospace market. The Company purchased the assets for $215 cash, the assumption of $393 of equipment debt and 90,000 shares of LMI common stock, valued at $2.32 per share. The cash purchase price will be adjusted up or down on a dollar for dollar basis by the difference between the estimated value of inventory (at closing) and the actual value of the inventory (physical inventory). This acquisition was consummated in a two step process with a director of the Company. The director was a 50% shareholder in SSFF. In conjunction with the Company's purchase, the director first purchased the net assets from SSFF then sold the net assets to the Company. The Company's acquisition of SSFF was reviewed by the Company's Audit Committee and approved by the disinterested directors of the Company's Board of Directors. Net sales for SSFF for 2001 were approximately $3,820, of which approximately $1,739 were to the Company.

On June 12,  2002,  the  Company  acquired  certain  assets of  Stretch  Forming
Corporation (SFC), a privately held company based in Southern California. The assets consisted of inventory, accounts receivable, machinery and equipment, backlog, and intangibles pertaining to the aerospace market. The Company purchased the assets for $950 which included a note payable for $90.

On May 16, 2002, the Company acquired all of the outstanding stock of Versaform Corporation and BC 541775, Ltd., a holding company that owns 100% of the common stock of Versaform Canada Corporation (collectively, "Versaform") for approximately $11,600. The company may pay additional contingent consideration if net sales proceeds collected by Versaform for sales to a specific customer exceed $3,000 during the twelve calendar months ending on each of the first, second, and third anniversaries of the closing date of the transaction. The additional contingent consideration would be equivalent to 5% of the amount in excess of $3,000 in each of the years as defined above. This acquisition has been accounted for under the purchase method, and accordingly, the results of operations were included in the Company's financial statements after May 16, 2002. The cost to acquire Versaform has been preliminarily allocated to the assets acquired and liabilities assumed according to their estimated fair values at the time of the acquisition and are subject to adjustment when additional information concerning asset and liability valuations are finalized. The preliminary allocation has resulted in acquired goodwill of approximately $9,003. Versaform forms large sheet metal and extrusion components predominantly for the corporate, regional, and military aerospace markets from two facilities in Oceanside, California and one facility in Langley, British Columbia, Canada. Versaform's sales were approximately $12,000 in 2001.

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

SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the year of adoption. The Company completed the first step during the second quarter of 2002, which resulted in the identification of potential goodwill impairments as of the beginning of the fiscal year 2002. The second step of the goodwill impairment test, which measures the amount of the impairment loss (measured as of the beginning of the year of adoption), has not been completed. As a result of the second step of the goodwill impairment test, an impairment charge may be recorded in the last quarter of the year.

Actual results of operations for the nine months ended September 30, 2002 and pro forma results of operations for the nine months ended September 30, 2001 had the non-amortization provisions of SFAS 142 been applied in that period follows:



                                                           Three Months Ended Sept. 30,      Nine Months Ended Sept. 30,
                                                       ---------------------------------------------------------------------------
                                                              2001               2002              2001               2002
                                                       ---------------------------------------------------------------------------

  Reported net income                                        $ 1,030           $ (420)          $ 2,855              $ 507
     Add:  Goodwill amortization, net of tax                      88                 -              193                  -
                                                       ---------------------------------------------------------------------------
     Adjusted net income                                     $ 1,118           $ (420)          $ 3,048              $ 507
                                                       ===========================================================================

  Basic earnings per share
     Reported net income                                       $ .13           $ (.05)            $ .35              $ .06
     Goodwill amortization                                       .01                 -              .02                  -
                                                       ---------------------------------------------------------------------------
     Adjusted net income                                       $ .14           $ (.05)            $ .37              $ .06
                                                       ===========================================================================

  Diluted earnings per share
     Reported net income                                       $ .13           $ (.05)            $ .35              $ .06
     Goodwill amortization                                       .01                 -              .02                  -
                                                       ---------------------------------------------------------------------------
     Adjusted net income                                       $ .14           $ (.05)            $ .37              $ .06
                                                       ===========================================================================



4. Inventories

Inventories consist of the following:

                                                                             December 31,         September 30,
                                                                                 2001                 2002
                                                                         -------------------------------------------


        Raw materials                                                           $ 3,742              $ 4,334
        Work in process                                                           6,127                7,593
        Finished goods                                                           13,176               15,358
                                                                         -------------------------------------------
                                                                               $ 23,045             $ 27,285
                                                                         ===========================================



5. Long-Term Debt

Long-term debt consists of the following:


                                                                                December 31,       September 30,
                                                                                    2001                2002
                                                                             ----------------------------------------


        Term loans                                                                $ 13,741            $ 23,214
        Notes payable, principal and interest payable monthly, at fixed
        rates, ranging from 4.98% to 10.0%                                           1,100               2,289
        Capital lease obligations                                                      114                 186
                                                                             ----------------------------------------
                                                                                    14,955              25,689
        Less current installments                                                    2,334               4,383
                                                                             ----------------------------------------
                                                                                   $12,621             $21,306
                                                                             ========================================
        Revolving line of credit                                                         -             $ 2,535
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

The Company's Revolver allows for a $7,000 line of credit to fund various corporate needs. Interest is payable monthly based on a quarterly cash flow leverage calculation and the LIBOR rate. This facility matures on May 31, 2003. The credit facility prohibits the payment of cash dividends on common stock without the prior written consent of Union Planters. The Company has drawn $2,535 upon this line at September 30, 2002.

The Tempco Term Loan was issued for $15,500 on April 2, 2001. The Tempco Term Loan requires monthly principal and interest payments over three years using a seven year amortization and bears interest at ninety day LIBOR plus 3%, subject to a cap of 8.5% and a floor of 7.0%. The interest rate was 7.0% at September 30, 2002. The Company drew $14,250 on this Term Loan on April 2, 2001. Under the Loan Agreement, the Company has $1,250 available to fund any additional contingent consideration which may be required under the terms of the Tempco acquisition (see note 2).

The Versaform Term Loan was issued for $11,000 on May 15, 2002. The Versaform Term Loan requires monthly principal and interest payments over three years using a seven year amortization and bears interest at ninety day LIBOR plus 3%. The interest rate was 4.7% at September 30, 2002.

The Company entered into a note payable for $1,300 with the prior owner of Versaform in connection with the purchase of said company. The prior owner has since become a member of the board of directors of the Company. This note is payable monthly over three years and bears interest at 7.0%. This note is secured by 65% of the stock of the Company's Canadian subsidiary.

The Company entered into various notes payable for the purchase of certain equipment. The notes are payable in monthly installments including interest ranging from 6.99% - 10.0% through November, 2006. The notes payable are secured by equipment.

The Company entered into capital lease agreements for the purchase of certain equipment. The leases are payable in monthly installments including interest ranging from 4.98% - 9.15% through August, 2005.

6. Comprehensive Income

The Company's total comprehensive income, which adjusts net income by the increase or decrease in the fair value of available-for-sale securities deemed not to be other than temporary and the change in foreign currency translations, is as follows:


                                                  ----------------------------------------------------------------------------------
                                                      Three Months Ended September 30,         Nine Months Ended September 30,
                                                         2001                 2002                2001                 2002
                                                  ----------------------------------------------------------------------------------

Net Income                                              $ 1,030            $ (420)               $ 2,855               $ 507
Other comprehensive income (loss):
   Unrealized gain (loss) on investments                  (208)              (255)                  (47)               (274)
   Reclassification adjustment for losses
   included in net income                                     -                274                     -                 274
   Foreign currency translation adjustments                   -               (48)                     -                (14)
                                                  ----------------------------------------------------------------------------------
Total comprehensive income                                $ 822            $ (449)               $ 2,808               $ 493
                                                  ==================================================================================



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

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

Overview

LMI Aerospace, Inc. is a leader in fabricating, machining and integrating of formed close tolerance aluminum and specialty alloy components for use by the aerospace and laser cutting industries. The Company has been engaged in manufacturing components for a wide variety of applications. Aerospace components manufactured by the Company include leading edge wing slats, flaps and lens assemblies; cockpit window frame assemblies; fuselage skins and supports, and passenger and cargo door frames and supports. Non-aerospace components that the Company manufactures are critical components in the chamber section of lasers used in the production of semiconductors and cutting equipment used in preparation for Lasik surgery. The Company maintains multi-year contracts with leading original equipment manufacturers and primary subcontractors of commercial, corporate, regional and military aircraft. Such contracts, which govern the majority of the Company's sales, designate the Company as the sole supplier of the aerospace components sold under the contracts. Customers include Boeing, Lockheed Martin, Vought, Gulfstream, Learjet, Canadair, DeHavilland, PPG, Hamilton Sundstrand, Cessna, Litton, Cymer, and IntraLase. The Company manufactures more than 15,000 parts for integration into Boeing's 737, 747, 757, 767 and 777 commercial aircraft and F-15, F/A-18, C-17 military aircraft, Canadair's RJ regional aircraft, Gulfstream's G400 and G500 corporate aircraft, Lockheed Martin's F-16 and C-130 military aircraft, Litton Industries guidance control systems, Cymer lasers for cutting silicon wafers, and IntraLase lasers used in Lasik surgery.


Results of Operations

Quarter Ended September 30, 2002 compared to September 30, 2001

Net Sales. Net sales for the Company were $21.3 million for the quarter ended September 30, 2002 compared to $19.6 million for the quarter ended September 30, 2001, an increase of 8.7%. The Company's acquisition of Versaform and Stretch Forming Corporation in the second quarter of 2002 added approximately $3.7 million of net sales to the third quarter. Excluding the benefit of the acquisitions, net sales were $17.6 million in the third quarter of 2002, representing a decrease of 10.2%.

      Market                          3rd Qtr 2001       3rd Qtr 2002
                                      % of Total          % of Total
      ------------------------------- ------------------ --------------------

        Commercial Aircraft           46.3%                24.9%
        Corporate/Regional            14.3%                31.9%
        Military                      17.4%                22.5%
        Non Aerospace                 22.0%                20.7%
                                      ------------------ --------------------
        Total                         100.0%               100.0%
                                      ================== ====================

Net sales for Boeing commercial aircraft were approximately $5.3 million (24.9% of net sales) in the third quarter of 2002, down from $9.1 million (46.3% of net sales) in the third quarter of 2001, consistent with the overall decline in the commercial aircraft industry. The Company experienced declines in net sales on each Boeing commercial model.

Net sales for use on corporate and regional aircraft were $6.8 million (31.9% of net sales) in the third quarter of 2002, an increase from $2.8 million (14.3% of net sales) in the third quarter of 2001. The increase in net sales was largely attributable to increased deliveries for Gulfstream aircraft, which totaled $4.6 million (21.6% of net sales) in 2002, up from $2.0 million (10.2% of net sales) in 2001. The acquisition of Versaform provided $1.3 million (6.1% of net sales) of additional net sales for Gulfstream aircraft and $1.3 million (6.1% of net sales) is attributable to an offload program the Company began in the second quarter of 2002.

Military programs provided net sales of $4.8 million (22.5% of net sales) in the third quarter of 2002, an increase from $3.4 million (17.4% of net sales) in the third quarter of 2002. The acquisition of Versaform and SFC added approximately $0.7 million (3.3% of net sales) of military program sales to the quarter.

Net sales for use in lasers for the technology and medical industries were $2.8 million (13.2% of net sales) in the third quarter of 2002, up from $2.2 million (11.3% of net sales)in the third quarter of 2001.

Gross Profit. Gross profit was $3.5 million (16.4% of net sales) in the third quarter of 2002, a decrease from $4.6 million (23.5% of net sales) in the third quarter of 2001. The acquisition of Versaform added $1.1 million of gross profit for the third quarter of 2002. However, this increase was more than offset by the decline in net sales on commercial aircraft which reduced our ability to cover the fixed costs of the facilities, start up expenses incurred on new products for both Lockheed Martin and Gulfstream, and integration costs related to the acquisitions of Versaform and Stretch Forming Corporation.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the third quarter of 2002 were $3.4 million (16.0% of net sales), an increase from $2.8 million (14.3% of net sales) in the third quarter of 2001. The acquisition of Versaform added $0.6 million of selling, general and administrative expense in the current quarter.

Interest Expense. Interest expense increased in the third quarter of 2002 to $0.4 million from $0.3 million in 2001. This increase was attributable to the new term loans executed in connection with the acquisition of Versaform and the Company's use of its revolving line of credit in 2002.

Other, net. During the third quarter of 2002, the Company recorded a charge of $0.3 million for certain available-for-sale securities that suffered a decline in value that was deemed to be other than temporary. The securities are still held by the Company.

Income Taxes. The Company's income taxes are calculated at 37.5% in 2002. During the third quarter, the Company established a tax reserve of $0.1 million related to the write down of available-for-sale securities which may not be deductible in the foreseeable future. The Company's income tax rate was 35% in 2001. The increase in tax rates is the result of the acquisition of companies in states with higher income tax rates.

Nine months ended September 30, 2002 compared to September 30, 2001

Net Sales. Net sales for the nine months ended September 30, 2002 were $59.5 million compared to $54.7 million for the nine months ended September 30 2001. The acquisitions of Versaform and Stretch Form Corporation added approximately $5.7 million (9.6% of net sales) in 2002. The acquisition of Tempco Engineering, acquired April 2, 2001, provided $15.9 million (26.8% of net sales) in net sales in 2002 compared to $7.8 million (14.3% of net sales) in 2001. Excluding the impact of these acquisitions, net sales were $37.9 million for the nine months ended September 30, 2002, down 19.2% from $46.9 million for the nine months ended September 30, 2001.

                                       Nine Months 2001     Nine Months 2002
             Market                        % of Total          % of Total
            ----------------------    -------------------   -------------------
              Commercial Aircraft             52.5%                30.6%
              Corporate/Regional              16.1%                24.4%
              Military                        16.5%                23.9%
              Non Aerospace                   14.9%                21.1%
                                      --------------------  -------------------
              Total                          100.0%               100.0%
                                      ====================  ===================

Net sales for use on Boeing commercial aircraft was $18.2 million (30.6% of net sales) for the nine months of 2002 compared to $28.7 million (52.5% of net sales) for the nine months of 2001. Net sales declined on all Boeing commercial aircraft during 2002, consistent with the overall decline in commercial aircraft production at Boeing.

Net sales of components for corporate and regional aircraft were $14.5 million (24.4% of net sales) in 2002, an increase from $8.8 million (16.1% of net sales) in 2001. The acquisition of Versaform added $3.5 million (5.9% of net sales) of net sales for corporate and regional aircraft. The Company generated increases in net sales for Gulfstream aircraft with an offload program that began in the second quarter of 2002, offsetting declines in net sales on Bombardier aircraft.

Military programs provided $14.2 million (23.9% of net sales) in the first nine months of 2002, an increase from $9.0 million (16.5% of net sales) in the first nine months of 2001. A significant portion of this increase resulted from the acquisition of Versaform and Stretch Froming Corporation in 2002, which added $1.3 million (2.2% of net sales) to net sales on military programs. The acquisition of Tempco on April 2, 2001 provided $5.2 million (8.7% of net sales) in the nine months of 2002 compared to $2.7 million (4.9% of net sales) for the six months after the acquisition in 2001.

Net sales of products for use in laser equipment were $9.1 million (15.3% of net sales) in 2002, up from $3.9 million in 2001. The increase in net sales to laser equipment manufacturers was attributable to a full nine months of shipments in 2002 compared to only six months in 2001 and to increased production rate demand.

Gross Profit. Gross profit for the nine months ended September 30, 2002 was $11.4 million (19.2% of net sales) compared to $12.5 million (22.9% of net sales) in the prior year. The acquisition of Versaform added $1.7 million of gross profit in 2002. Excluding the acquisition, gross profit declined in connection with the overall decline in net sales of commercial aerospace production, start up expenses related to new Gulfstream and Lockheed Martin programs, and increases in health insurance and workers' compensation insurance.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $9.2 million (15.5% of net sales) in 2002, an increase from $7.6 million (13.9% of net sales) in 2001. The acquisition of Versaform added $0.9 million to selling, general and administrative expenses. The acquisition of Tempco in the second quarter of 2001 resulted in only six months of expenses for the nine months ended September 30, 2001 totaling $0.6 million. The nine months ended September 30, 2002 includes nine months of expenses that total $1.2 million, an increase of $0.6 million from 2001.

Interest Expense. Interest expense increased in 2002 to $1.0 million from $0.6 million in 2001. This increase was attributable to the new term loans executed in connection with the acquisition of Versaform, an additional three months of expense related to the term loans in connection with the acquisition of Tempco, and the Company's use of its revolving line of credit in 2002.

Other, net. During 2002, the Company recorded a charge of $0.3 million for certain available-for-sale securities that suffered a decline in value that was deemed to be other than temporary

Income  Taxes.  The  Company's  effective  income  tax rate  for 2002 was  37.5%
compared to 35% in 2001. During the third quarter of 2002, the Company established a tax reserve of $0.1 million in relation to the write down of an available-for-sale security that may not result in a tax deduction before the tax loss expires. The increase in rate is the result of the Company's growth in higher income tax states.

Liquidity and Capital Resources

During 2002, the Company has experienced an increase in working capital needs as inventory climbed $2.8 million and accounts receivable rose $2.5 million. Increases in inventory are predominantly related to the purchase of $1.0 million of components for a new kitting contract the Company has begun and an investment in finished goods resulting from customer's decisions to reduce production rates and inventories. Accounts receivable has grown due to an administrative issue at one customer related to the closing of a facility, none of which is deemed to be uncollectible, and an increase in business with customers that do not pay within discounting arrangements made available by the company.

Capital expenditures were $1.9 million for the nine months ended September 30, 2002, compared to $2.4 million in the same period of 2001.

Additionally, the company acquired Southern Stretch Forming and Fabrication in September of 2002, for approximately $0.3 million in cash and 90,000 shares of common stock.

The Company has a revolving line of credit available for up to $7.0 million, of which it had drawn $2.5 million at September 30, 2002. The Company believes this revolving credit agreement is sufficient to support its working capital and general corporate needs.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk primarily due to fluctuation in interest rates. Based on the outstanding balance of long-term debt at September 30, 2002, a 1% change in interest rates would result in a change in annual interest expense of approximately $0.2 million. Under the Company's current Loan Agreement as discussed in Note 5 of the financial statements, the Tempco Term Loan interest rate is capped at 8.5% for the term of the loan.

Item 4.  Controls and Procedures.

Within the 90 days prior to the date of this report, the Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as contemplated by Exchange Act Rule 13a-14. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports the Company files with the Securities and Exchange Commission. There have been no significant changes to the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of that evaluation, nor were any corrective actions required with regard to significant deficiencies or material weaknesses.

                                     PART II

                                OTHER INFORMATION


Item 2.      Changes in Securities and Use of Proceeds.

On September 30, 2002, LMI delivered 90,000 shares of its $0.02 par value Common Stock to Brian D. Geary, a director of the Company, in partial consideration for Mr. Geary's sale to LMI of the operations and certain of the assets of the aerospace division of Southern Stretch Forming and Fabrication, Inc., a Texas corporation ("SSFF"). Immediately prior to LMI's acquisition of the operations and assets of SSFF, Mr. Geary, through a wholly-owned limited partnership, acquired such operations and assets directly from SSFF. LMI delivered these shares in a private placement transaction pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended.

Item 5.  Other Information.

On September 30, 2002, LMI Aerospace, Inc. and its wholly-owned subsidiary, Versaform Corporation, entered into a Settlement Agreement with David Arthur, individually and as representative for SSFF, and Brian D. Geary, a director of LMI. The Settlement Agreement provided for the dismissal, with prejudice, of the lawsuit filed by Mr. Arthur and SSFF against LMI, Versaform and Mr. Geary. Mr. Arthur and SSFF filed the lawsuit against LMI and Versaform while on-going negotiations were taking place between Mr. Arthur, Mr. Geary and LMI regarding LMI's acquisition of the operations and assets of SSFF. LMI believes that the claims made against LMI by Mr. Arthur and SSFF were without merit.

Dismissal of the lawsuit pursuant to the terms of the Settlement Agreement was conditioned upon Mr. Geary's acquisition of the operations and certain of the assets of the aerospace division of SSFF, and LMI's execution and delivery of an Asset Purchase Agreement and Transition Services Agreement, both relating to LMI's acquisition of the operations and certain of the assets of the aerospace division of SSFF from Mr. Geary. Pursuant to the specific terms of the Settlement Agreement, LMI had no obligation to consummate its acquisition of the operations and assets of SSFF from Mr. Geary as part of the Settlement Agreement.

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

(b) The Company filed the following reports on Form 8-K during the quarter ended September 30, 2002:

         (i) On October 3, 2002, the Company filed a Report on Form 8-K reporting the issuance of a press release relating to its acquisition of the operations and certain of the assets of the aerospace division of Southern Stretch Forming and Fabrication, Inc., and to announce the appointment of Ed Campbell to the position of Director of Marketing; and

         (ii) On August 15, 2002, the Company filed a Report on Form 8-K reporting the issuance of a press release relating to its financial performance during the second quarter of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                LMI AEROSPACE, INC.


Date: November 14, 2002         By: /s/ Lawrence E. Dickinson
                                      ----------------------------------------
                                       Lawrence E. Dickinson
                                       Chief Financial Officer and Secretary

                                 CERTIFICATIONS


          I, Ronald S. Saks, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of LMI Aerospace, Inc.;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any correctiveactions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002

                                        /s/ Ronald S. Saks
                                        ------------------------------------
                                        Ronald S. Saks
                                        Chief Executive Officer and President

                                 CERTIFICATIONS


          I, Lawrence E. Dickinson, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of LMI Aerospace, Inc.;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

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

                                                                  Exhibit 99.1

                               LMI AEROSPACE, INC.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of LMI Aerospace, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald
S. Saks, Chief Executive Officer of the Company,  certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Ronald S. Saks
--------------------------------------
Ronald S. Saks
Chief Executive Officer and President

November 14, 2002



    This certification is made solely for purposes of 18 U.S.C. Section 1350, and not for any other purpose.

                                                               Exhibit 99.2


                               LMI AEROSPACE, INC.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of LMI Aerospace, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Lawrence E. Dickinson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Lawrence E. Dickinson
-----------------------------------------
Lawrence E. Dickinson
Chief Financial Officer and Secretary

November 14, 2002



    This certification is made solely for purposes of 18 U.S.C. Section 1350, and not for any other purpose.