Form 10-K
period 2002-12-31
LMI AEROSPACE INC
filed 2003-04-15
CIK 1059562

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the fiscal year ended December 31, 2002

[] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the transition period from ________________ to ________________.

         Commission file number 000-24293
                                ------------------------------------------------

                               LMI AEROSPACE, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Missouri                                       43-1309065
 ----------------------------------------             -------------------------
 (State or Other Jurisdiction of                        (IRS Employer
 Incorporation or Organization)                       Identification No.)

 3600 Mueller Road, St. Charles, Missouri                     63301
 ----------------------------------------             -------------------------
 (Address of Principal Executive Officer)                   (ZIP Code)

                                 (636) 946-6525
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

         Securities to be registered pursuant to Section 12(b) of the Act: None
                                                                           -----

         Securities to be registered pursuant to Section 12(g) of the Act:

                          Common stock, $0.02 par value
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES [ ] NO [X]

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter, was $11,907,154.

There were 8,181,786 total shares of common stock outstanding as of April 3,
2003

                       Documents Incorporated by Reference

         Part III incorporates by reference portions of the Proxy Statement for the Registrant's 2003 Annual Meeting.

                                TABLE OF CONTENTS

Item No.                                                                                                  Page
--------                                                                                                  ----
                                                      PART I

1        Business                                                                                            3
2        Properties                                                                                         13
3        Legal Proceedings                                                                                  15
4        Submission of Matters to a Vote of Security Holders                                                15
4(a)     Executive Officers of the Registrant                                                               15

                                                    PART II

5        Market for Registrant's Common Equity and Related Stockholder Matters                              18
6        Selected Financial Data                                                                            20
7        Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                                         21
7A       Quantitative and Qualitative Disclosures About Market Risk                                         30
8        Financial Statements and Supplementary Data                                                        31
9        Changes in and Disagreements With Accountants on Accounting and                                    55
         Financial Disclosure

                                                    PART III

10       Directors and Executive Officers                                                                   56
11       Executive Compensation                                                                             56
12       Security Ownership of Certain Beneficial Owners and Management                                     56
13       Certain Relationships and Related Transactions                                                     56
14       Controls and Procedures                                                                            56

                                                    PART IV

15       Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                   58

Signatures                                                                                                  59

Certifications                                                                                              60

Exhibit Index                                                                                               62

                                     PART I

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. The Company makes forward-looking statements in this Annual Report on Form 10-K and in the public documents that are incorporated herein by reference, which represent the Company's expectations or beliefs about future events and financial performance. When used in this report and the documents incorporated herein by reference, the words "expect," "believe," "anticipate," "goal," "plan," "intend," "estimate," "may," "will" or similar words are intended to identify forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, including those referred to under "Risk Factors" in this Annual Report on Form 10-K and otherwise described in the Company's periodic filings.

         All predictions as to future results contain a measure of uncertainty, and accordingly, actual results could differ materially. Among the factors that could cause actual results to differ from those contemplated, projected or implied by the forward-looking statements (the order of which does not necessarily reflect their relative significance) include:

         o the financial well-being of the Boeing Company, Lockheed Martin, Gulfstream and Cymer, orders from whom comprise a majority of the Company's consolidated revenues;

         o the effect of terrorism and other factors that adversely affect the commercial travel industry;

         o difficulties with the implementation of the Company's growth strategy, such as acquisition integration problems and unanticipated costs relating to the Company's manufacture of new parts for its current customers and new customers;

         o competitive pressures, such as pricing pressures relating to low-cost foreign labor and industry participation commitments made by the Company's customers to foreign governments;

         o changes in the quality, costs and availability of the Company's raw materials, principally aluminum;

         o the Company's ability to stay current with technological changes, such as advancements in semiconductor and laser component technology and the development of alternative aerospace materials;

         o difficulties in plant operations, and in particular, difficulties relating to the Company's manufacturing facilities located in St. Charles, Missouri;

         o governmental funding for those military programs that utilize the Company's products;

         o asserted and unasserted claims, and in particular, the Company's ability to successfully negotiate claims relating to cost over runs of work performed on certain customer contracts;

         o        changes in employee relations;

         o        environmental matters;

         o        changes in accounting principles or new accounting standards;

         o        compliance with laws and regulations;

         o        other unforeseen circumstances; and

         o the risk factors described in Item 1 of this Annual Report on Form 10-K and in the Company's other periodic filings with the Securities and Exchange Commission.

         In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. In addition, actual results could differ materially from those suggested by the forward-looking statements. Accordingly, investors are cautioned not to place undue reliance on the forward-looking statements. Except as required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Investors should, however, review additional disclosures made by the Company from time to time in its periodic filings with the Securities and Exchange Commission.

         This Annual Report on Form 10-K and the documents incorporated herein by reference should be read completely and with the understanding that the Company's actual future results may be materially different from what the Company expects. All forward-looking statements made by the Company in this Annual Report on Form 10-K and in the Company's other filings with the Securities and Exchange Commission are qualified by these cautionary statements.

                                     PART I

ITEM 1. BUSINESS

General Overview

LMI Aerospace, Inc. (the "Company") is a leader in fabricating, machining, finishing and integrating formed, close tolerance aluminum and specialty alloy components and sheet metal products for use by the aerospace, technology and commercial sheet metal industries. Aerospace components manufactured by the Company include leading edge wing slats, flaps and lens assemblies; cockpit window frame assemblies; fuselage skins and supports; and passenger and cargo door frames and supports. The Company manufactures more than 20,000 aerospace components for integration into a variety of civilian and military aircraft platforms manufactured by leading original equipment manufacturers ("OEMs") and prime subcontractors ("Primes"). In addition, the Company produces components and assemblies for laser equipment used by semiconductor and medical equipment manufacturers in the technology industry. The Company also produces sheet metal products for various companies in the commercial sheet metal industry. In addition to manufacturing quality components, the Company provides its customers with value-added services related to the design, production and finishing of its components.

For most of its history, the Company's primary focus had been the manufacture and sale of components to the commercial aircraft market of the aerospace industry. In recent years, the Company has expanded its operations through a number of acquisitions. In April of 2001, the Company acquired the operating assets of Tempco Engineering Inc. and its affiliate, Hyco Precision, Inc ("Tempco"). This acquisition expanded the Company's aerospace product line and added technology components used in the manufacture of semiconductors and medical equipment as new product lines. In May of 2002, the Company acquired Versaform Corporation and its Canadian affiliates ("Versaform"), producers of large formed metal components for the regional jet, business jet and military markets of the aerospace industry. The Company acquired the metal fabrication assets of Stretch Forming Corporation in June of 2002, an aerospace sheet metal manufacturer, which manufactures components for the military market of the aerospace industry. Finally, in September of 2002, the Company acquired the operations and certain assets of the aerospace division of Southern Stretch Forming and Fabrication, Inc., a manufacturer of aerospace sheet metal for the corporate and regional markets.

The Company's business was founded in Missouri in 1948. The Company's headquarters are located at 3600 Mueller Road, St. Charles, Missouri.

Business Segments

As a result of its acquisition of Tempco, the Company's business is now divided into two segments, the Sheet Metal segment and the Machining and Technology segment. The Sheet Metal segment, which is the Company's dominant segment, services the aerospace and commercial sheet metal industries and is comprised of all of the Company's subsidiaries other than Tempco. The Sheet Metal segment accounted for $61.4 million, or 75.5%, of the Company's net sales in 2002.

The business of the Machining and Technology segment, which utilizes a machining process rather than a forming process to manufacture its product line, is conducted entirely by Tempco and serves the aerospace and technology industries. More than 50% of Tempco's revenue is derived from technology industries. The Company originally acquired Tempco to serve as a supply arm to the Company. However, as the Tempco business evolved, it became an autonomous unit with regard to virtually all aspects of its business, which led the Company to categorize it as a distinct business segment. The

Machining and Technology division accounted for $20.0 million, or 24.5%, of the Company's net sales in 2002.

Please see Note 14 of the Consolidated Financial Statements included as part of this Annual Report on Form 10-K for specific financial information relating to the Company's business segments.

Risk Factors

The Company's business, financial condition, results of operations and cash flows can be impacted by a number of factors, including, but not limited to, those factors set forth below and elsewhere in this Annual Report on Form 10-K, any one of which could cause the Company's actual results to vary materially from recent results or from the Company's anticipated future results.

Covenant restrictions in our credit facility and other debt instruments could limit our ability to operate our business.

The Company currently maintains a credit facility with a financial institution. This facility is secured by all of the Company's domestic property, including, but not limited to, accounts receivable, inventories, buildings, and equipment, and includes certain restrictive covenants relating to various financial measures. As discussed more thoroughly in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, the Company was not in compliance with certain of these restrictive financial covenants at December 31, 2002. In April 2003, the Company obtained a waiver of these violations and an amendment of its credit facility, which among other things, provided new financial and non-financial covenants for 2003 to more accurately track the current financial performance and internal forecasts of the Company.

In addition to the above described credit facility, the Company has executed various notes in favor of third parties other than the Company's primary lender. The Company has executed a note in favor of a former owner of Versaform Corporation, now a director of the Company, in connection with the Company's purchase of Versaform. This note is secured by a pledge of 65% of the Company's interest in its Canadian subsidiary, and as part of its obligations under this note, the Company's Canadian subsidiary is subject to various restrictive covenants relating to the financial performance of the Company's Canadian subsidiary.

If the Company were to fail in the future to comply with the restrictive covenants in the amended credit facility or in the promissory note, the Company's operations and the Company's ability to take advantage of potential business opportunities could be negatively affected. Moreover, the Company's failure to comply with these restrictive financial and other covenants could result in an event of default that, if not cured or waived, could cause the Company to be required to repay its borrowings before their due date. If the Company were unable to make this repayment or otherwise refinance these borrowings, the Company's creditors could foreclose on the assets securing its borrowings.

The Company's outstanding indebtedness may adversely impact the Company's cash flow and ability to raise necessary capital.

The existence of the Company's outstanding indebtedness could limit the Company's ability to obtain additional financing and will require that significant portions of the Company's cash flows from its business operations be used to service outstanding obligations on such indebtedness. If the Company is unable to obtain necessary financing in the future and the diversion of the Company's cash flows are used to service debt obligations, the Company may have limited ability to fund: (i) working capital requirements; (ii) future acquisitions that would benefit the Company's growth strategy; (iii) capital expenditures; (iv) debt service requirements; and (v) other general business requirements.

The Company's business is dependent on only a few customers.

In 2002, 66% of the Company's aggregate sales were dependent on relationships with four major customers: Boeing, Lockheed Martin, Gulfstream and Cymer. Although a majority of the Company's sales are made pursuant to multi-year contracts, such contracts are generally terminable upon 30 days notice by the customer and typically do not require the customer to purchase any specific quantity of products. Accordingly, there can be no assurance that sales to customers that have in the past accounted for significant sales individually or as a group will continue, or if continued, will reach or exceed historical levels in any future periods. The loss of any one of these customers, or a significant reduction in the amount of orders received from any one of these customers, could cause a significant decrease in the Company's net sales and profitability. The Company anticipates that a small number of large customers will continue to dominate its sales for the foreseeable future.

The Company's business is dependent on the aerospace industry and is therefore susceptible to factors that affect that industry such as acts of terrorism and general economic factors.

The Company derives approximately 86% of its sales and operating income from the services and components sold to the aerospace industry. As a result of the events of September 11, 2001, the commercial airline industry has suffered a significant decline in operational efficiency and financial condition. Consequently, the Company experienced a decrease in orders for new commercial aircraft and replacement components. The Company is unable to predict when the financial outlook of the airline industry might rebound, or when orders for new aircraft and replacement components might increase. And while in some instances since September 11, 2001 the Company has seen an increase in orders from certain customers, particularly producers of military and corporate and regional aircraft, the overall effect of a prolonged downturn in the commercial airline industry will be a potentially severe reduction in demand for the Company's aerospace products. Additional acts of sabotage or terrorism or adverse results to the U.S. in its military conflicts, such as the current conflict in Iraq, would likely lead to even further reduced demand for the Company's products and services.

In addition, the Company's business is directly affected by certain characteristics and trends of the aerospace industry that affect its customers, such as (i) fluctuations in the aerospace industry's business cycle, (ii) varying fuel and labor costs, (iii) intense price competition and regulatory scrutiny, (iv) certain trends including a possible decrease in aviation activity, a decrease in outsourcing by aircraft manufacturers or the failure of projected market growth to materialize or continue, and (v) changes in military budgeting and procurement for certain military aircraft. In the event that these characteristics and trends adversely affect customers in the aerospace industry, they would reduce the overall demand for the Company's products and services, thereby decreasing the Company's sales and operating income.

The Company may experience cost over-runs related to orders for new products and changes to existing products.

The Company generally sells its products under firm, fixed-priced contracts providing for a fixed price for the products sold by the Company, regardless of the production costs incurred by the Company. As a result, inaccurate pricing, manufacturing inefficiencies, start-up costs and other factors may result in cost over-runs and losses on contracts. The cost of producing products also may be adversely affected by increases in the cost of labor, materials, overhead and changing product standards. In many cases, the Company makes multiyear firm, fixed-price commitments to its customers, without assurance that the Company's anticipated production costs will be achieved. In some instances, the Company has been successful in obtaining the agreement of a customer to reprice a particular product and recoup previous losses, primarily when incomplete or inaccurate engineering data or out of tolerance tooling has contributed to these cost over-runs. With respect to future claims there can be no assurance that the Company will be successful in obtaining the necessary re-pricing in order to make a particular product profitable to the Company.

Risks associated with acquisitions could result in increased costs and production inefficiencies.

A key element of the Company's growth strategy is expansion through the acquisition of complementary businesses involved in the aerospace industry and strategic acquisitions that would provide the Company with access to new industries. The Company's ability to expand by acquisition is dependent upon, and may be limited by, the availability of suitable acquisition candidates and the Company's capital resources. Acquisition risks include assimilation of the operations and personnel of acquired companies, difficulties associated with new product lines and meeting new tolerance requirements, an inability to accurately price new products, the potential loss of key employees of the acquired companies, the incurrence of substantial, additional indebtedness in funding such acquisitions, and goodwill impairment. Furthermore, although the Company will investigate the business operations and assets of entities that it acquires, there may be liabilities that the Company fails or is unable to discover, and for which the Company as a successor owner or operator may be liable. The Company evaluates acquisition opportunities from time to time, but there can be no assurance that the Company will be able to consummate acquisitions on satisfactory terms, or at all, or that it will be successful in integrating any such acquisitions into its operations.

The Company's industries are characterized by intense competition.

The Company's components sold to the aerospace industry are provided by a large fragmented group of companies, including certain business units or affiliates of the Company's customers. However, the Company is unaware of any single company in the aerospace industry with which it competes in all of the Company's processes. The Company believes that competition within the aerospace industry will increase substantially as a result of industry consolidations and trends toward favoring greater outsourcing of components and reducing the number of preferred suppliers. The Company also believes that foreign aerospace manufacturers will become an increasing source of competition, due largely to foreign manufacturers' access to low-cost labor and the increased prevalence of industry participation commitments, pursuant to which domestic OEMs and Primes agree to award production work to manufacturers from a foreign country in order to obtain orders from that country. In contrast to the aerospace industry, the Machining and Technology division has only a few competitors for the products it produces. Certain of the Company's competitors in all of its industries, have substantially greater financial, production and other resources than the Company. These competitors may have (i) the ability to adapt more quickly to changes in customer requirements and industry conditions or trends, (ii) stronger relationships with customers and suppliers and (iii) greater name recognition than the Company. There can be no assurance that competitive pressures will not materially and adversely affect the Company's business, financial condition or results of operation.

Decreases in the availability, or increases in the cost, of the Company's raw materials would increase the Company's operating costs.

Most of the Company's components are manufactured from aluminum products. From time to time the Company, and the aerospace components industry as a whole, has experienced shortages in the availability of aerospace quality aluminum. In addition, the Company's Machining and Technology segment utilizes materials that, in some cases, may be provided by a limited number of suppliers. Raw material shortages could inhibit the Company's ability to deliver products to its customers on a timely basis. However, there can be no assurance that the Company will be able to purchase sufficient quantities of aluminum products or other materials to meet its production needs in the future, or that necessary materials will be available on satisfactory terms or at reasonable prices. Any such material shortage or price escalation would increase the Company's operating costs, which would likely reduce profits.

The Company's long-term success and growth strategy depend on its senior management and the Company's ability to attract and retain qualified personnel.

The Company has entered into written employment agreements with all of its senior management personnel and maintains key man life insurance policies on the lives of certain of such personnel. However, the loss of service of one or more of the Company's senior management personnel could result in a loss of leadership and an inability to successfully pursue the Company's long-term success and growth strategy.

The Company's success and future growth also depends on management's ability to attract, hire, train, integrate and retain qualified personnel in all areas of its business. Competition for such personnel is intense and the Company's inability to adequately staff its operations with such personnel could render the Company less efficient, thereby slowing its rate of production. In addition, rising costs associated with certain employee benefits, and in particular the rising costs associated with providing employee health coverage, could limit the ability of the Company to provide certain employee benefits in the future. The Company's inability to provide a competitive employee benefits package could limit the ability of the Company to recruit and retain qualified personnel.

Compliance with and changes in environmental, health and safety laws and other laws that regulate the operation of the Company's business could increase the cost of production and expose the Company to regulatory claims.

The Company's operations are subject to extensive and frequently changing federal, state and local laws and substantial regulation by government agencies, including the United States Environmental Protection Agency ("EPA"), the United States Occupational Safety and Health Administration ("OSHA") and the Federal Aviation Administration ("FAA"). Among other matters, these agencies impose requirements that regulate the operation, handling, transportation and disposal of hazardous materials generated or used by the Company during the normal course of its operations, govern the health and safety of the Company's employees and require the Company to meet certain standards and licensing requirements for aerospace components. This extensive regulatory framework imposes significant compliance burdens and risks on the Company and, as a result, may substantially affect its operational costs. In addition, the Company may become liable for the costs of removal or remediation of certain hazardous substances released on or in its facilities without regard to whether or not the Company knew of, or caused, the release of such substances. The Company believes that it currently is in material compliance with applicable laws and regulations and is not aware of any material environmental violations at any of its current or former facilities. There can be no assurance, however, that its prior activities did not create a material environmental situation for which the Company could be responsible or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulation, or an increase in the amount of hazardous substances generated or used by the Company's operations) will not result in any material environmental liability to the Company or result in a material adverse effect to the Company's financial condition or results of operations.

The operations of the end-users of the product platforms into which the Company's components are integrated could expose the Company to product liability claims.

Although the Company assists its customers in the design of a limited number of parts, components and sub-assemblies, the Company's business may still be exposed to possible claims of personal injury, death or property damage that may result from the failure or malfunction of any component or subassembly fabricated by the Company. The Company currently has in place aviation products liability and premises insurance, which the Company believes provides coverage in amounts and on terms that are generally consistent with industry practice. The Company has not experienced any product liability claims related to its products. However, the Company may be subject to a material loss, to the extent that a claim is made against the Company that is not covered in whole or in part by insurance, which could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, there can be no assurance that insurance coverages can be maintained in the future at a cost acceptable to the Company.

The Company's facilities are located in regions that suffer from natural disasters.

Several of the Company's facilities are located in regions that have an increased risk of earthquake activity, and one of the Company's facilities has experienced damage due to floods in the past. Although the Company maintains earthquake and standard blanket flood loss insurance where necessary, an earthquake, flood or other natural disaster could have a material adverse effect on the Company's business or its operating results.

The market price of the Company's common stock may be volatile.

The market price of the Company's common stock could be subject to wide fluctuations in response to quarterly variations in operating results, changes in financial estimates by security analysts or failure of the Company to meet such estimates and other events or factors. In addition, the stock market has experienced volatility that has affected the market prices of equity securities of many companies. The resulting changes in such market prices are often unrelated to the operating performance of such companies. Accordingly, market volatility could adversely affect the market price of the Company's common stock.

Certain provisions in the Company's charter documents may have the effect of delaying, deterring, or preventing certain potential acquisitions or a change in control of the Company.

The Company's Restated Articles of Incorporation and Amended and Restated Bylaws contain certain provisions that reduce the probability of a change of control or acquisition of the Company. These provisions include, but are not limited to (i) the ability of the Board to issue preferred stock in one or more series with such rights, obligations and preferences as the Board may determine, without any further vote or action by the shareholders; (ii) advance notice procedures for shareholders to nominate candidates for election as directors of the Company and for shareholders to submit proposals for consideration at shareholders' meetings; (iii) the staggered election of directors; and (iv) restrictions on the ability of shareholders to call special meetings of shareholders. In addition, the Company is subject to Section 459 of the General and Business Corporation Law of Missouri, which, under certain circumstances, may prohibit a business combination between the Company and a shareholder owning 20% or more of the outstanding voting power of the Company.

Customers and Products.

Customers

The Company's principal customers serviced by the Sheet Metal segment are Boeing, Lockheed Martin and Gulfstream, leading OEMs and Primes in the commercial, corporate and regional and military aircraft markets of the aerospace industry. During 2002, direct sales to these customers accounted for a total of approximately 62%, of the segment's sales. According to industry sources, Boeing alone holds approximately a 50% share of the worldwide commercial aircraft market.

Typically, the Company conducts its aerospace business under contracts that provide for: (i) payment on a net 30 day basis; (ii) termination for convenience upon 30 days notice; (iii) reasonable manufacturing lead time for delivery of components; (iv) limitations on and specifications for the scope of work to be performed; and (v) pricing of components by quotes. In addition, these contracts are typically

"requirements" contracts under which the purchaser commits to purchase all of its requirements of a particular component from the Company. Specific orders are placed with the Company on a periodic basis.

The Machining and Technology segment's principal customer is Cymer, a manufacturer of semi-conductor equipment in the technology industry. During 2002, Cymer accounted for 51.7% of the Machining and Technology segment sales.

Products.

The Company fabricates, machines, and integrates formed, close tolerance aluminum and specialty alloy components for use by the aerospace, technology, and commercial sheet metal industries. All components are fabricated from designs and specifications prepared and furnished by its customers. Because the Company manufactures thousands of components, no one component accounts for a significant portion of the Company's sales. The following table describes some of the principal products manufactured by each of the Company's segments, and the models into which they are integrated:

                           PRODUCT                                                  MODELS
                           -------                                                  ------

        SHEET METAL SEGMENT

        Wing leading edge skins, flapskins, winglets        737 NG, G-IV, and Citation X

        Detail interior components                          Boeing 737 Classic, 737 NG, 727, 747, 757, 767, 777 and
                                                            C-130

        Wing panels and floorbeams                          747

        Door assembly structural details                    737 Classic, 737 NG, 747 and 757, Challenger 604,
                                                            Regional Jet, F-16, C-130, and Business jet

        Thrust reversers and engine nacelles/cowlings       G-IV, CL415, 737 Classic, 777, and B-52

        Cockpit window frames and landing light lens        737NG, 747, 767, 777, Citation III, VII and Excel, MD-80,
        assembly                                            KC-10 and F-16

        Fuselage and wing skin                              Models 45 and 60, Dash-8, 717, 737 Classic, 737NG, 747,
                                                            757, 767, 777, C-130, F-16, Soverign, Citation, G-III,
                                                            G-IV and G-V

        Housings and assemblies for gun turret              AH-64 Apache Helicopter

        Structural sheet metal & extruded components        C-17 and various models

        Auxiliary power units                               Embrair Regional Jet, V-22 Osprey

        MACHINING AND TECHNOLOGY SEGMENT

        Fans, heat exchangers, and various assemblies and   ELS 7000, ELS 6010, and XLA 100
        components

        Various components and assemblies                   IntraLase FS Laser

Manufacturing Process

The manufacturing facilities are organized by work centers focusing on a particular manufacturing process. Depending on the component, the Company utilizes either a forming process or a machining process. Each work center is staffed by a team of operators who are supported by a supervisor, lead operators and quality inspectors. Throughout each stage of the manufacturing and finishing processes, the Company collects, maintains and evaluates data, including customer design inputs, process scheduling, material inventory, labor, inspection results and completion and delivery dates. The Company's information systems employ this data to provide accurate pricing and scheduling information to its customers as well as to establish production standards used to measure internal performance.

In manufacturing some components for the Sheet Metal division, the Company uses several forming processes to shape or "form" a "work piece" (aluminum, stainless steel or titanium sheet metal and extrusion) into components by applying pressure through impact, stretching or pressing the raw material (sheet metal or extrusion) to cause conformance to a die. The shapes may be simple with a single angle, bend or curve, or may be complex with compound contours having multiple bends and angles. Some processes incorporate heat to soften the metal prior to or during forming. Forming processes include: drop hammer, fluid cell press, sheet metal and extrusion stretch, skin stretch, stretch draw, hot joggle, brake forming, roll forming and radial draw.

Additionally, certain products manufactured by the Sheet Metal segments and virtually all of the Machining and Technology segment products are produced using close tolerance machining methods. Various metals are machined such as stainless, aluminum, monel, kevlar, and numerous varieties of steel and castings for small to medium sized parts in heat treated and non-heat treated conditions. Parts are processed through conventional and computer numerical control machining methods, also known as CNC, from raw material or castings up to and through assembly processes. In addition, complex machining of parts is accomplished through experience in engineering set-ups to produce intricate and close tolerances, with very restricted finish requirements. Each machining facility is also set up to complete turnkey, research and development projects to better support engineering changes from customers.

Value-Added Services

In addition to the products the Company sells, each segment offers its customers various value-added services that are intended to result in both cost and time savings. These services may include the production of tooling, heat treating and aging of components, computer inspection and engineering of components, chemical milling, metal finishing, polishing and painting, assembly, prototyping and warehousing, distribution and kitting.

Backlog

The Company's backlog for each of its business segments is displayed in the following table:

                                                            As of December 31,
                                                              (in millions)
                                                    2000           2001           2002
                                                 ----------     ----------     ----------
Sheet Metal Segment

Total                                            $     43.0     $     46.8     $     59.2

Portion deliverable within 12 months             $     35.6     $     31.8     $     44.7

Machining and Technology Segment (1)

Total                                            $     11.9     $     12.9

Portion deliverable within 12 months             $     10.5     $     12.5

----------

         (1) The Company acquired Tempco Engineering, which comprises the Machining and Technology segment, in April of 2001.

The Company's customers often modify purchase orders to accelerate or delay delivery dates. The level of unfilled orders at any given time during the year will be materially affected by the timing of the Company's receipt of orders and the speed with which those orders are filled. Moreover, sales during any period may include sales which are not part of the backlog at the end of the prior period.

Raw Materials and Procurement Practices

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

A strategy adopted by the commercial division of Boeing, requires that Boeing subcontractors purchase aluminum sheet, aluminum extrusion and titanium sheet from TMX Aerospace (Boeing designated raw material service provider). This supply chain approach is intended to control raw material pricing and assure adequate levels of inventory for both Boeing and its supply base. Additional designated material source strategies are used by several of the Company's customers. Like the Boeing arrangement, these customers provide the Company with access to an assured supply of materials at competitive pricing.

The Company obtains its raw materials for the technology portion of its Machining and Technology segment from a variety of vendors and distributors.

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

In March 2002, the Company was certified as compliant with Boeing's new D6-82479 quality assurance standard. Certain facilities have received their ISO 9002, NADCAP and AS9100 third party certifications while others are still involved in the certification process. During 2003 the Company will continue to review all procedures to ensure they meet the latest revisions of the ISO and AS standards as required for

2004 compliance. The Company will continue with its ongoing employee training program and use of lean manufacturing techniques to assist employees in becoming familiar with any changes in the Company's procedures. The Company has continued to develop a robust internal auditing program for each of the facilities to ensure that the training is effective and to ensure ongoing compliance to customer required standards.

Sales and Marketing

The Company has realigned its sales and marketing organization into four market sectors: Commercial Aerospace, Military Aircraft, Business/Regional Jets, and Non-Aerospace (which includes sales to the technology and commercial sheet metal industries). Within these sectors one Sales and Marketing Director, two Market Sector Directors, and five Program Managers support the Company and its customers in the conduct of business. At each of the Company's facilities, customer service representatives establish and maintain an associate business relationship between customers and the Company's production and fabrication business units, with a focus on customer satisfaction. Additionally, three independent sales representatives conduct business on behalf of the Company, two of whom are located in the United States and one in the United Kingdom.

A majority of the Company's sales to existing customers are awarded after receipt of a request for quotation ("RFQ"). On receipt, the RFQ is preliminarily reviewed by a team consisting of members of the Company's senior management, a program manager, an estimator and the plant manager. If the Company determines the program is adequately compatible with the Company's capabilities and objectives, a formal response is prepared by a member of the Company's estimator group. Although a substantial percentage of programs are awarded on a competitive bid basis, the Company has recognized a recent trend favoring reverse auctions for simple aerospace components.

Competition

Components for customers in the aerospace industry are provided by a large fragmented group of companies, including certain business units or affiliates of the Company's customers. The Company believes participants in the aerospace industry compete primarily with respect to delivery, price and quality. To the contrary, the Company believes that there are only a few producers of components similar to the principal technology components manufactured by the Company's Machining and Technology segment. The Company believes that engineering capability, responsiveness and price are key aspects of competition in the technology industry. In all industries in which the Company competes, certain of the Company's competitors, including business units affiliated with the Company's customers, have substantially greater financial, production and other resources than the Company. The Company has also recognized a trend by certain of its customers to outsource production to foreign countries, where labor costs are significantly lower. This trend has been exacerbated by the expanded use of industry participation arrangements, pursuant to which OEMs and Primes agree to outsource certain manufacturing contract work to a foreign country in return for orders for new aircraft.

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

Employees

As of December 31, 2002, the Company had 884 permanent employees, of whom 18 were engaged in executive positions, 117 were engaged in administrative positions and 749 were engaged in manufacturing operations. None of the Company's employees is subject to a collective bargaining agreement, and the Company has not experienced any material business interruption as a result of labor disputes since it was formed. The Company believes it has an excellent relationship with its employees.

The Company strives to continuously train and educate its employees, thereby enhancing the skill and flexibility of its work force. Through the use of internally developed programs, which include formal classroom and on-the-job, hands-on training, independently developed programs, and certain Company funded tuition reimbursement programs, the Company seeks to attract, develop and retain the personnel necessary to achieve the Company's growth and profitability objectives.

ITEM 2. PROPERTIES.

Facilities

The following table provides certain information with respect to the Company's headquarters and manufacturing centers:

Sheet Metal Segment

          Location                              Principal Use                   Square Footage          Interest
          --------                              -------------                   --------------          --------

3600 Mueller Road                  Executive and Administrative                      62,585               Owned
St. Charles, Missouri              Offices and Manufacturing Center

3030-3050 N. Hwy 94                Manufacturing Center and Storage                  92,736               Owned
St. Charles, Missouri

3000-3010 N. Hwy 94                Assembly and Storage                              30,074             Leased(1)
St. Charles, Missouri

198 Hughes Industrial Lane         Storage                                           14,600             Leased(2)
St. Charles, Missouri

101 Western Ave. So.               Manufacturing Center                              79,120             Leased(3)
Auburn, Washington


2629-2635 Esthner Ct.              Manufacturing Center                              31,000               Owned
Wichita, Kansas

2621 W. Esthner Ct.                Administrative Offices and Storage                39,883             Leased(4)
Wichita, Kansas

2104 N. 170th St. E. Ave.          Finishing and Manufacturing Facility              75,000               Owned
Tulsa, Oklahoma

1120 Main Parkway                  Distribution Center                               40,000             Leased(5)
Catoosa, OK

2205 and 2215 River Hill           Machining Facility                                 8,400             Leased(6)
Road, Irving, Texas

6221 202nd Street #6               Office and Manufacturing                          10,835             Leased(7)
Langley, British Columbia
Canada

1315 S. Cleveland Street           Office and Manufacturing                          19,000             Leased(8)
Oceanside, California

1938-A Avenida Del Oro             Office and Manufacturing                          20,314             Leased(9)
Oceanside, CA

Machining and Technology Segment

            Location                             Principal Use                   Square Footage          Interest
            --------                             -------------                   --------------          --------

8866 Laurel Canyon Blvd.           Office and Manufacturing                          26,200            Leased (10)
Sun Valley, California

11011-11021 Olinda Street          Office, Manufacturing and Storage                 20,320            Leased (11)
Sun Valley, California

----------

         (1) Subject to a yearly rental amount of $120,266, expiring on February 28, 2004.

         (2) Subject to yearly payments of $80,300, expiring May 31, 2003.

         (3) Subject to graduated yearly payments of $353,640 to $418,800 during the life of the lease. The lease expires in 2005, but the Company retains the option to extend the lease through June 30, 2008 at the monthly rate of $39,090.

         (4) Subject to graduated yearly payments of $134,196 to $148,620 during the life of the lease. The lease expires in 2009, but the Company retains an option to extend the lease term for an additional 5 years.

         (5) Subject to yearly payments of $109,596. The lease expires on September 30, 2003 but the Company retains the option to extend the lease for an additional year.

         (6) Month to month lease of $3,750 subject to a six-month cancellation notice.

         (7) Subject to yearly payments of $92,168, expiring September 30, 2004.

         (8) Subject to yearly payments of $86,400. The lease expires on January 31, 2005, but the Company retains an option to extend the lease term for five successive periods of four years each, for a total of twenty years. The landlord for this property is Edward D. Geary, the father of Brian Geary, a member of the Company's Board of Directors.

         (9) Subject to yearly payment of $107,258. The lease expires on June 30, 2003, but the Company retains the option to extend the lease for two additional thirty-six month periods.

         (10) Subject to yearly payments of $172,920, expiring March 31, 2006 The landlord for this property is Starwood Company, a company beneficially owned in part by Ernest L. Star, the father of Ernest R. Star, an officer of the Company.

         (11) Subject to yearly payments of $141,427, expiring March 31, 2006. One of the landlords for this property is a trust for the benefit of Ernest L. Star, the father of Ernest R. Star, an officer of the Company. Ernest R. Star is a co-trustee of this trust.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any legal proceedings, other than routine claims and lawsuits arising in the ordinary course of its business. The Company does not believe such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on the Company's business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 4(a). EXECUTIVE OFFICERS OF THE REGISTRANT.

The following is a list of the current executive officers of the Company, their ages, their positions with the Company, and their principal occupations for at least the past five years.

Name                                        Age        Position
----                                        ---        --------

Ronald S. Saks                               59        Chief Executive Officer, President and Director

Duane E. Hahn                                50        Vice President of Operations

Lawrence E. Dickinson                        43        Chief Financial Officer and Secretary

Michael J. Biffignani                        47        Chief Information Officer

Robert Grah                                  48        Vice President - Central Region

Phillip Lajeunesse                           49        General Manager, Wichita Plant

Bradley Nelson                               43        General Manager, Auburn Plant

Ernest R. Star                               48        General Manager, Tempco Engineering

Edward Campbell                              50        Director of Sales and Marketing

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

Duane E. Hahn joined the Company in 1984 and served as its Assistant General Manager until 1988, at which time he moved to Auburn, Washington to set up and manage the Auburn facility as Vice President and General Manager. In 1996, Mr. Hahn became the Vice President of Manufacturing and Regional Manager of the Company. Prior to joining the Company, Mr. Hahn served as a supervisor for Associated Transport, Inc. Mr. Hahn received his Associate's Degree from Nebraska Technical College in 1971. He has extensive continuing education experience in lean manufacturing, just-in-time, and other world class manufacturing techniques. Mr. Hahn became a director of the Company in October 1990.

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

Michael Biffignani has served as the Chief Information Officer of the Company since August 1999. He is responsible for corporate wide Information Technology strategy and implementation. Before joining the Company, Mike held several positions at Boeing in Information Technology and Business Management. He attended the McDonnell Douglas Executive Development Program from July 1995 to August 1996 and completed the Boeing Executive Program in 1999. He also worked for the Sony Corporation from 1979 to 1983 as an engineer and materials manager. He received his bachelor degree in electrical engineering from the University of Missouri - Rolla in 1979.

Robert T. Grah joined the Company in 1984 as Production Control Manager. Mr. Grah has held various management positions with the Company, including Purchasing and Contracts Manager, Maintenance Manager, Facilities Manager, General Manager of LMI Finishing, Inc., and was promoted to his current position as Vice President - Central Region in December 2002. Prior to joining the Company, Mr. Grah was a supervisor for Associated Transports, Inc., and a manager for Beneficial Finance. Mr. Grah's education has included Florissant Valley Community College, and numerous continuing education courses in management, total preventative maintenance, and various environmental and technical subjects.

Phillip A. Lajeunesse joined the Company in 1988 as the Corporate Quality Assurance Manager. In 1990, he became the Plant Manager of the Company's St. Charles facility, and in 1996, he became the General Manager of the Company's Wichita facility. Prior to joining the Company, Mr. Lajeunesse was a supervisor for Kaman Aerospace for nine years, and for six years was a supervisor for United Nuclear Corporation. Mr. Lajeunesse obtained an Associate's degree in Chemical Engineering from Thames Valley State Technical College in 1973, an Associate's degree in Business Administration from Bryant College in 1984, and a Master's of Business Administration from Washington University in 1994.

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

Ernest R. Star joined the company as General Manager of Tempco Engineering, Inc., following the Company's acquisition of Tempco in 2001. His employment with Tempco began in 1978, and prior to the acquisition, he served in various positions at Tempco including Production Control Manager, Quality Control Manager, and Executive Vice President. Mr. Star served as Tempco's President from 1994 to 2001. He received his Bachelor of Arts degree in Political Science in 1976 from California State University, Northridge, and Juris Doctor Degree in 1979 from Loyola-Marymount University, Los Angeles. Mr. Star has been a member of the California Bar Association since 1980.

Ed Campbell joined the Company in 2002 through the acquisition of Versaform Corporation in April 2002. In October of 2002 Mr. Campbell was assigned the position of Director of Marketing and Sales. Mr. Campbell joined the management team at Versaform as the General Manager in 1996, and took on the additional assignment of sales and marketing in 2000. Prior to his assignment with Versaform, Mr. Campbell was the General Manager for R&D Manufacturing after retiring from the U.S. Marine Corps.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

Market Information. The Company's common stock is traded on the NASDAQ National Market under the symbol "LMIA". The following table sets forth the range of high and low bid prices for the common stock for the periods indicated during the Company's past two fiscal years:

                                  Period               High               Low
                                  ------               ----               ---

                               Fiscal 2001
                               1st quarter             2.56               1.63
                               2nd quarter             5.50               1.78
                               3rd quarter             5.65               2.45
                               4th quarter             5.25               3.00

                               Fiscal 2002
                               1st quarter             4.73               3.90
                               2nd quarter             6.18               4.24
                               3rd quarter             4.44               2.20
                               4th quarter             2.52               1.82

The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Holders. As of April 11, 2003, the reported closing price for the Company's common stock was $2.03. As of March 26, 2003, there were approximately 57 holders of record of the Company's common stock.

Dividends. The Company has not declared or paid cash dividends on any class of its Company's common stock in the past two years and does not anticipate paying any cash dividends in the foreseeable future. The credit facility between the Company and its financial institution prohibits the Company from declaring a dividend with respect to its capital stock without the financial institution's approval. The Company currently intends to retain its earnings, if any, and reinvest them in the development of its business.

Securities Authorized for Issuance Under Equity Compensation Plans. The Company's only compensation plan under which the Company's common stock is authorized for issuance to employees or directors in exchange for goods and services, the Amended and Restated LMI Aerospace, Inc.1998 Stock Option Plan, was approved by the Company's shareholders.

The following table summarizes information about our equity compensation plan as of December 31, 2002. All outstanding awards relate to the Company's common stock.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                             Number of securities
                                                                                            remaining available for
                                Number of securities to be    Weighted-average exercise      future issuance under
                                  issued upon exercise of       price of outstanding       equity compensation plans
                                   outstanding options,         options, warrants and        (excluding securities
        Plan category               warrants and rights                rights              reflected in column (a))
        -------------           --------------------------    -------------------------    -------------------------
                                            (a)                          (b)                          (c)
        -------------           --------------------------    -------------------------    -------------------------

  Equity compensation plans
 approved by security holders                500,475                $         3.41                        356,875

Equity compensation plans not
 approved by security holders                      0                             0                              0
                                      --------------                --------------                 --------------
            Total                            500,475                $         3.41                        356,875
                                      --------------                --------------                 --------------

ITEM 6. SELECTED FINANCIAL DATA.

Year Ended December 31,
(in thousands, except Shares and per share data)

                                                   1998             1999             2000              2001(2)            2002(3)
                                               ------------     ------------     ------------       ------------       ------------
Statement of Operations Data:

Net sales                                      $     59,234     $     50,054     $     55,658       $     70,823       $     81,349
Cost of sales                                        41,152           41,586           48,255             54,809             69,185
                                               ------------     ------------     ------------       ------------       ------------
Gross profit                                         18,082            8,468            7,403             16,014             12,164
Selling, general &
   administrative expenses                            7,591            8,517            9,135             10,194             12,931
Goodwill impairment charges                              --               --               --                 --              5,104
                                               ------------     ------------     ------------       ------------       ------------
Income (loss) from operations                        10,491              (49)          (1,732)             5,820             (5,871)
Interest expense                                       (642)            (195)            (169)              (843)            (1,495)
Other (expense) income, net                             405              435              179               (247)              (525)
                                               ------------     ------------     ------------       ------------       ------------
Income (loss) before income taxes                    10,254              191           (1,722)             4,730             (7,891)
Provision for (benefit of) income taxes               3,764              (40)            (603)             1,764               (691)
                                               ------------     ------------     ------------       ------------       ------------
Income (loss) before cumulative change in
  accounting principle                                6,490              231           (1,119)             2,966             (7,200)
Cumulative effect of change in accounting
  principle, net of tax                                  --               --             (164)                --             (1,104)
                                               ------------     ------------     ------------       ------------       ------------
Net income (loss)                              $      6,490     $        231     $     (1,283)      $      2,966       $     (8,304)
                                               ============     ============     ============       ============       ============

Amounts per common share:
  Income (loss) before cumulative effect of
  change in accounting principle               $       0.89     $       0.03     $      (0.14)      $       0.37       $      (0.89)
  Cumulative effect of change in accounting
  principle, net of tax                                  --               --            (0.02)                --       $      (0.14)
                                               ------------     ------------     ------------       ------------       ------------
  Net income (loss)                            $       0.89     $       0.03     $      (0.16)      $       0.37       $      (1.03)
                                               ============     ============     ============       ============       ============
  Net income (loss) - assuming dilution        $       0.88     $       0.03     $      (0.16)      $       0.36       $      (1.03)
                                               ============     ============     ============       ============       ============
Weighted average shares
     outstanding                                  7,252,148        8,201,805        8,190,525          8,059,682          8,077,293

Other Financial Data:
  EBITDA(1)                                    $     13,529     $      3,766     $      2,098       $      9,781       $      3,784
  Capital expenditures                                5,488            4,622            2,776              3,387              2,293
  Cash flow from operating activities                 6,893              112            1,905              6,985             (2,042)
  Cash flows from investing activities               (9,529)          (4,972)          (3,249)           (18,205)           (13,991)
  Cash flows from financing activities               14,337           (1,177)          (2,888)            14,189             12,587
  Gross profit margin                                  30.5%            16.9%            13.3%              22.6%              15.0%

Balance Sheet Data
     Cash and equivalents                      $     11,945     $      5,908     $      1,676       $      4,645       $      1,182
     Working capital                                 27,971           21,417           20,752             27,751             23,637
     Total assets                                    56,183           54,669           49,680             68,002             77,865
     Total long-term debt,
     excluding current portion                        2,732              134              121             12,621             24,621
     Stockholders' equity                            45,291           44,486           42,678             45,649             37,736

         (1) EBITDA represents earnings before interest, income taxes, depreciation and amortization (including goodwill impairment charges), realized and unrealized investment gains and losses. EBITDA is a widely accepted, supplemental financial measurement used by many investors and analysts to analyze and compare companies' performance. EBITDA as presented may not be comparable to similarly titled indicators reported by other companies because not all companies necessarily calculate EBITDA in an identical manner, and, therefore, it is not necessarily an accurate means of comparison between companies. EBITDA should only be read in conjunction with all of the Company's financial data summarized above and its Consolidated Financial Statements prepared in accordance with generally accepted accounting principles ("GAAP"), appearing elsewhere herein. EBITDA is not intended to represent cash flows (as determined in accordance with GAAP) or funds available for management's discretionary use for the periods listed, nor has it been presented as an alternative to operating income (as determined in accordance with GAAP) and should not be considered in isolation or as a substitute for indicators of performance prepared in accordance with GAAP. EBITDA is presented as additional information because management believes it to be a useful indicator of the Company's ability to meet debt service and capital expenditure requirements and because certain debt covenants of the Company utilize EBITDA to measure compliance with such covenants.

         (2) Includes the operating results of Tempco Engineering subsequent to the acquisition on April 1, 2001.

         (3) Includes the operating results of Versaform subsequent to the acquisition on May 16, 2002, the results of SFC subsequent to the acquisition on June 12, 2002 and the results of SSFF subsequent to the acquisition date, September 30, 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The Company manufactures formed and machined components for use in the aerospace, technology and commercial sheet metal industries. The Company primarily sells its product to the commercial aircraft, military, corporate and regional aircraft markets, and technology markets within the aerospace and technology industries. Historically, the Company's business was primarily dependent on the commercial aircraft market, with Boeing as the Company's principal customer. In order to diversify its product and customer base, the Company implemented an acquisition and marketing strategy in the late 1990's that has broadened the number of industries to which the Company sells its components, and, within the aerospace industry, has diversified its customer base to reduce the Company's dependence on Boeing. The following table illustrates the Company's sales over the last three years to its primary industries and markets.

MARKET                                          2000            2001            2002
                                             ----------      ----------      ----------
Commercial aircraft                                58.1%           51.5%           28.5%
Corporate and regional aircraft                    21.4%           15.4%           24.8%
Military products                                  10.9%           16.9%           22.7%
Technology products                                  --             7.1%           14.2%
Other (1)                                           9.6%            9.1%            9.8%
                                             ----------      ----------      ----------

Total                                               100%            100%            100%

----------

         (1) Includes commercial sheet metal and various aerospace products.

Beginning in 2001, the Company began an aggressive acquisition campaign that resulted in the consummation of four transactions through 2002. In April 2001, the Company acquired Tempco Engineering Inc. ("Tempco") and its affiliates, which expanded the Company's aerospace product line and introduced the Company to the technology industry. In 2002, the Company acquired Versaform Corporation ("Versaform") and its affiliates, as well as Stretch Forming Corporation ("SFC") and Southern Stretch Forming and Fabrication, Inc. ("SSFF"). The Versaform acquisition significantly increased the Company's presence in the corporate and regional aircraft market, while adding some military products to the Company's product line. The SFC acquisition further supplemented the Company's military product line. Finally, the Company's acquisition of SSFF increased the Company's business in the corporate and regional market.

As a result of the development of Tempco's business, the Company determined that Tempco should operate and be managed as an autonomous unit, and accordingly as a business segment separate from the Company's other businesses. The Tempco business, which sells machined components to both the aerospace and technology industries, is referred to in this discussion as the Machining and Technology segment and the Company's other businesses are referred to as the Sheet Metal segment.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

The following table provides the comparative data for 2002 and 2001 for each of the Company's segments.

                                                        2002                                          2001
                                     ------------------------------------------     -----------------------------------------
                                                     Machining &                                   Machining &
                                     Sheet Metal      Technology       Total        Sheet Metal     Technology       Total
                                     -----------     -----------     ----------     -----------    -----------     ----------
Net Sales                             $     61.4      $     20.0     $     81.4      $     60.5     $     10.3     $     70.8
Cost of Sales                               54.3            14.9           69.2            46.6            8.2           54.8
                                      ----------      ----------     ----------      ----------     ----------     ----------
Gross Profit                                 7.1             5.1           12.2            13.9            2.1           16.0
S, G & A                                    11.3             1.6           12.9             9.2            1.0           10.2
Goodwill Impairment                          5.1              --            5.1              --             --             --
                                      ----------      ----------     ----------      ----------     ----------     ----------
Income (loss) from operations         $     (9.3)     $      3.5     $     (5.8)     $      4.7     $      1.1     $      5.8
                                      ==========      ==========     ==========      ==========     ==========     ==========

THE SHEET METAL SEGMENT

NET SALES. Net sales for the Sheet Metal segment were $61.4 million in 2002 compared to $60.5 million in 2001, an increase of 1.3%. The increase resulted from the Company's three acquisitions in 2002, significantly offset by reduced sales to the commercial aircraft market. The Company's acquisition of Versaform contributed $9.4 million in net sales, primarily in the corporate and regional aircraft market. Additionally, the acquisition of SSFF contributed $1.1 million of net sales to the corporate and regional markets in 2002. The acquisition of SFC added $0.7 million to net sales, primarily in the military market. Excluding acquisitions, the Sheet Metal division experienced a 17.2 % decrease in net sales to $50.1 million in 2002 from $60.5 million in 2001. The following table summarizes the Company's Sheet Metal division's net sales by market, with and without 2002 acquisitions:

                                                                    2002 with          2002 without
MARKET                                                             Acquisitions        Acquisitions        2001
------                                                             ------------        ------------        ----

Commercial Aircraft                                                  $  23.0 M           $  22.9 M        $  36.6 M
Corporate & Regional Aircraft                                           20.0 M              12.8 M           11.0 M
Military                                                                12.0 M              10.0 M            8.5 M
Other                                                                    6.4 M               4.4 M            4.4 M
                                                                     -------             -------          -------
Total                                                                $  61.4 M           $  50.1 M        $  60.5 M
                                                                     =======             =======          =======

Because substantially all of the segment's net sales are attributable to the aerospace industry markets, the

Sheet Metal segment is heavily influenced by various factors that influence the demand patterns of the Company's aerospace customers.

The events of September 11, 2001, influenced the commercial aircraft market significantly and is primarily responsible for the segment decline in sales. Shortly after September 11, 2001, Boeing, the Company's dominant customer in the commercial aircraft market, scaled back its production rates on all of its models. As a result, sales of products used on Boeing aircraft dropped 37.4% to $22.9 million, excluding acquisitions, in 2002 from $36.6 million in 2001. Net sales on the 737 aircraft were $11.8 million in 2002, down 34.8% from $18.1 million in 2001 resulting from production rate declines and inventory management by Boeing and its subcontractors. Additionally, net sales on the 747 aircraft declined by 41.2% to $5.0 million in 2002 from $8.5 million in 2001 for similar reasons. The Sheet Metal segment experienced similar percentage declines on Boeing's 757, 767 and 777 aircraft. Versaform added $0.1 million in sales to the commercial aircraft market.

The Company's net sales for corporate and regional aircraft, excluding acquisitions, increased 16.4% to $12.8 million in 2002 from $11.0 million in 2001. This increase was primarily attributable to new orders from Gulfstream, resulting from the closing of a Gulfstream facility. Excluding acquisitions, net sales for products used on Gulfstream aircraft were $10.3 million in 2002, an increase of 56.1% from $6.6 million in 2001. The increase in Gulfstream sales was partially offset by a decline in net sales to Learjet due to production rate cutbacks. Net sales to Learjet were $0.5 million in 2002, down from $2.0 million in 2001. Versaform contributed net sales to the corporate and regional aircraft market of $6.1 million. Net sales for products used on Gulfstream aircraft were $4.4 million from Versaform and $1.0 million from SSFF. Additionally, Versaform's net sales to Cessna were $1.2 million.

Excluding acquisitions, net sales on military programs were up 14.1% to $9.7 million in 2002 from $8.5 million in 2001. This increase is attributable to sales to Lockheed Martin for new work on the C-130 aircraft and a combination of production rate increases and new work on the F-16. Versaform's net sales on military programs were $1.3 million, predominantly derived from a program to refurbish nacelles on B-52 bombers.

GROSS PROFIT. The Sheet Metal segment experienced a gross profit of $7.1 million (11.6% of net sales) in 2002 compared to $13.9 million (22.9% of net sales) in 2001. Versaform added $2.5 million (27.7% of the net sales of Versaform) to gross profit. Excluding Versaform, the Sheet Metal segment generated a gross profit of $4.5 million (7.0% of the net sales of the Sheet Metal segment excluding Versaform).

The decline in gross profit was caused by cost over-runs on certain new programs during 2002. The Company encountered significant difficulties with a new package of components from a military customer. Additional production difficulties were encountered on military components obtained in the Company's acquisition of SFC in June 2002. The utilization of furnished tooling on both programs created high levels of scrap and large amounts of inefficient labor, which, along with inadequate pricing, resulted in accrued losses in the production of these components and a $1.1 million write-down of components not yet completed at year end. The Company has presented this customer with a claim for certain of these costs incurred and has requested re-pricing of several of the components to provide an adequate return on future deliveries. However, because management believes that the collection of this claim is not yet probable, no benefit of this claim has been recorded in 2002. If the Company cannot come to an agreement with this customer that is reasonably acceptable to the Company, the Company will take other measures to avoid future losses including the return of the work statement to its customer.

Additionally, the Sheet Metal segment experienced production difficulties with a new corporate and regional aircraft program it received in 2002. The difficulties resulted primarily from excessive amounts of scrap and problems with a subcontractor critical to the production of these components. These difficulties resulted in losses on completed product and accrued losses of $0.2 million on components in process at year end. Subsequent to year end the Company notified the customer of its intention to no longer manufacture these components. The Company may agree to provide certain forming services for these components at prices acceptable to the Company.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Sheet Metal segment incurred selling, general, and administrative expenses ("SGA") of $11.3 million in 2002, an increase from $9.2 million in 2001. The acquisition of Versaform and SSFF added $2.0 million in SGA, primarily related to salaries, wages and professional fees to support the integration of the acquired business. Excluding the acquisitions, increased professional fees of $0.4 million in 2002 offset the benefit of not amortizing goodwill under SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142")

GOODWILL IMPAIRMENT. The segment recorded an impairment charge of $5.1 million to reflect the write off of goodwill as determined under SFAS No. 142. See Note 6 of the Consolidated Financial Statements included as part of this Annual Report on Form 10-K and "Critical Accounting Estimates" set forth later in this discussion for more information on the testing process and assumptions made by the Company

INTEREST EXPENSE. The Sheet Metal segment incurred interest expenses of $0.6 million in 2002, up from $0.1 million in 2001, due to the $12.6 million in debt incurred to finance the acquisition of Versaform and additional borrowing under the Company's revolving line of credit made in order to fund working capital needs.

THE MACHINING AND TECHNOLOGY SEGMENT

NET SALES. The Machining and Technology segment had net sales of $20.0 million in 2002, up from $10.3 million in 2001. A portion of this increase was attributable to the fact that 2001 sales only included nine months of activity after the acquisition of Tempco in April 2001. The rest of the segment's growth resulted from an increase in sales to both the technology and aerospace industries.

Net sales to the technology industry were $12.7 million, of which $11.4 million was for product used in excimer laser applications (57.1% of net sales) in 2002 compared to $5.0 million (48.5% of net sales) in 2001. This increase was attributable to increased production demand and new product development orders from its technology customers.

Net sales to the aerospace industry were $7.3 million. Products used in the military market increased to $6.3 million (31.5% of net sales) for 2002 from $3.5 million (34.0% of net sales). These sales primarily related to components used on the Apache helicopter for Boeing and its prime subcontractors and guidance systems for various military applications for Northrop. Net sales for these programs were stronger in the first half of 2002 as the United States military was involved in the conflict in Afghanistan, but moderated in the second half of the year.

GROSS PROFIT. Gross profit for the Machining and Technology segment was $5.1 million (25.5% of net sales) in 2002, an increase from $2.1 million (20.4% of net sales) in 2001. The additional volume and mix of work afforded better coverage of fixed costs for the segment.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $1.6 million (8.0% of net sales) in 2002 from $1.0 million (9.7% of net sales) in 2001. This increase was primarily attributable to the inclusion of only nine months of expenses in 2001 and additional payroll of approximately $0.2 million for new management positions created in 2002. As required by SFAS No. 142, the Company conducted an annual impairment test of goodwill and ceased amortizing goodwill, a benefit of $0.3 million in 2002. See note 6 to the Consolidated Financial Statements included as part of this Annual Report on Form 10-K.

INTEREST EXPENSE. In order to finance the purchase of Tempco, the Company secured term debt in the amount of $14.3 million bearing a variable rate of interest with a floor of 7% and a cap of 8.5%. Interest expense resulting from this indebtedness was $0.9 million in 2002 compared to $0.8 million in 2001. Only nine months of expense were recorded in 2001. Interest expense from 2001 to 2002 reduced slightly as interest rates have declined on this variable rate debt.

NON-OPERATING EXPENSES

OTHER EXPENSE. Included in other, net is a charge of $0.6 million to write down the value of available for sale securities. These securities have exposure to the aerospace industry. The value of these securities declined as the overall market declined after the events of September 11, 2001 and did not improve as difficult conditions continued to plague the commercial aerospace industry. Therefore, the Company determined the decline in value to be other than temporary and recorded an adjustment to write off the carrying value of these securities.

INCOME TAXES. The income tax benefit in 2002 was $0.7 million compared to an expense of $1.8 million in 2001 due to operating losses. During 2002, the Company's effective tax rate was 8.7% compared to 37.3% in 2001. The decrease in effective tax rate is predominantly attributable to the impairment of non-deductible goodwill recorded in 2002. See note 11 to the Consolidated Financial Statements included as part of this Annual Report on Form 10-K for further information on the Company's effective tax rate.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. Effective January 1, 2002, the Company adopted SFAS No. 142, under which goodwill will no longer be amortized but instead be tested for impairment. The Company completed the required transitional impairment test and recorded a $1,767 charge ($1,104 net of tax for the impairment of the Sheet Metal segments goodwill as of January 1, 2002. See note 6 to the Consolidated Financial Statements included as part of this Annual Report on Form 10-K for further information.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

THE SHEET METAL SEGMENT

NET SALES. Net sales for 2001 were $60.5 million, an increase of 8.6% from the $55.7 million in 2000. In the commercial aircraft market, the segment generated increases in net sales on all Boeing models that the segment supports. Net sales for the 737 aircraft were $18.1 million (29.9% of net sales) in 2001, up from $14.9 million (26.8% of net sales) in 2000. Net sales for the 747 aircraft were $8.5 million (14.0% of net sales) in 2001, up from $7.0 million (12.6% of net sales) in 2000. This growth in net sales was due to production rate increases at Boeing.

Net sales to the corporate and regional aircraft market were $11.0 million (18.2% of net sales) in 2001, down from $11.9 million (21.4% of net sales) in 2000. The Company's sales to this market reflected declines with Gulfstream and Bombardier's Canadair and Learjet divisions. The Company experienced declines in this market in the fourth quarter of 2001 as companies delayed shipments in the aftermath of the events of September 11, 2001.

Net sales to the military market were $8.5 million (14.0% of net sales), up from $6.1 million (11.0% of net sales) in 2001. New part awards and increased production rates on existing components on the F-16 resulted in sales of $4.6 million (7.6% of net sales) in 2001, an increase from $2.6 million (4.7% of net sales) in 2000.

GROSS PROFIT. The division's gross profit was $13.9 million (22.9% of net sales), up from $7.4 million (13.3% of net sales). The segment increased gross profit by improving efficiencies. The segment increased net sales by $4.8 million while manufacturing labor and fringe costs remained flat at $25.9 million in both 2001 and 2000. Additionally, the increased revenue provided better coverage of fixed costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses of $9.2 million in 2001, unchanged from 2000, decreased as a percent of sales due to higher sales volume.

THE MACHINING AND TECHNOLOGY SEGMENT

NET SALES. The segment did not exist prior to the acquisition of Tempco in April 2001 and therefore did not have operating results in 2000. Net sales were $10.3 million for the nine months of 2001 subsequent to the acquisition. Net sales of technology components and assemblies for use in excimer laser applications were $5.0 million (48.5% of net sales). The segment had net sales of $3.5 million to the military market of the aerospace industry, principally for use in Boeing's AH-64 Apache attack helicopter and various guidance products for Northrop.

GROSS PROFIT. Gross profit generated by this segment was $2.1 million (20.4% of net sales).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The segment had selling, general and administrative expenses of $1.0 million in 2001. Significant expenses in this category are goodwill amortization of $0.3 million, labor of $0.1 million and professional services of $0.1 million.

INTEREST EXPENSE. Interest expense was $0.8 million in 2001 from a term loan used to finance the purchase of Tempco Engineering.

NON-OPERATING EXPENSES

OTHER, NET. Other expense was $0.2 million during 2001, as compared to other income of $0.2 million in 2000. This change of $400,000 resulted primarily from a $0.3 million charge related to the Company's assessment that certain investments treated as available for sale securities had declined in value on a basis that was other than temporary. The value of these securities decreased as the stock markets declined after the attacks of September 11, 2001. The value of these securities did not recover in the fourth quarter and were therefore written down to market value.

INCOME TAXES. The effective tax rate increased in 2001 to 37.3 % from 35% in 2000 due to a tax reserve of $0.1 million which offset the deferred tax benefit generated by the write down of the investment in available for sale securities.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations used $2.1 million of cash in 2002. The Company experienced a loss of $8.3 million, which included non-cash goodwill impairment charges of $6.9 million, depreciation and amortization expenses of $4.4 million and unrealized losses on available for sale securities of $0.6 million. Excluding acquisitions, accounts receivable and inventories increased by a total of $3.5 million. The state of the aerospace industry and the overall slowing of the economy has caused several of the Company's customers to slow their payments and purchasing patterns. In addition, inventory increased due to new programs begun in the second half of 2002.

In April 2002, the Company settled a purchase price adjustment related to the purchase of Tempco Engineering with the payment of $0.3 million in cash. In May 2002, the Company purchased Versaform and its affiliates for cash of $10.5 million and the issuance of a note payable of $1.3 million to the seller. The $10.5 million was funded by a three year term note with the Company's primary lender amortized over seven years. The Company funded the acquisition of SFC of $0.8 million in June 2002 by drawing down on its revolving line of credit. The Company purchased SSFF in September 2002 for $0.1 million in cash and 90,000 shares of the Company's common stock.

The Company purchased $2.3 million of property, plant and equipment during 2002. These purchases were primarily for computerized milling equipment and the creation of a web portal for communicating with the Company's customers and suppliers.

The net losses experienced by the Company in the third and fourth quarters of 2002 primarily as a result of product issues associated with new work in the St. Charles plant, caused the Company to violate certain restrictive financial covenants in its bank credit agreement with its primary lender. Additionally, subsequent to year end, the Company exhausted its available borrowings under its revolving credit facility of $7.0 million, peaking at $7.5 million. The Company provided forecasts of operations and cash flows to the bank and, in April 2003, negotiated revised covenants, secured an increase in its revolving credit facility to $10.0 million, subject to a borrowing base calculation, and extended the maturity date of the revolving credit facility to January 5, 2004. As a part of the negotiations, the bank also required an increase in the interest rate on the revolving credit facility of 0.25%, restrictions on capital expenditures, and a fee of $25,000. Additionally, the bank required the Company to retain a financial consultant to work with management to analyze operations and cash management. Independently, the Company has undertaken a plan to reduce operating expenses at all facilities with primary emphasis on the St. Charles facility. These immediate cost savings include reductions in overtime worked and controllable expenses. As required by its amended credit facility, management, in conjunction with the financial consultant, will submit to the bank by June 15, 2003, a plan for improving operating performance. This plan may include, but is not limited to, headcount reductions, downsizing or closing of facilities, and elimination of or reduction in specific customers or production processes.

Based on forecasted operating results and cash flows, management believes that cash flow from operations and the expanded capacity under the Revolving Credit Agreement, as described in Note 7 of the financial statements, will be adequate to fund the Company's operations in 2003. The forecasted operating results and cash flows are dependent on management's ability to improve performance in the St. Charles plant and accomplish certain expected reductions in operating expenses. While management believes this forecast is achievable, to the extent that management does not improve operating performance and reduce expenses, the Company may have to seek alternative sources of financing. There can be no assurances that the Company can obtain alternative financing on reasonable and acceptable terms.

CRITICAL ACCOUNTING POLICIES

Certain accounting issues require management estimates and judgements for the preparation of financial statements. The Company believes that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on the Company's financial statements. Therefore, the Company considers these to be its critical accounting estimates. The Company's management has discussed the development and selection of these critical accounting estimates with the Audit Committee of the Company's Board of Directors and the Audit Committee has reviewed the Company's disclosure relating to these estimates in the "Management Discussion and Analysis." The Company's most significant estimates and judgements are listed below.

ACCOUNTS RECEIVABLE RESERVE. The Company evaluates the collectibility of its accounts receivable based on a combination of factors, including historical trends and industry and general economic conditions. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations (e.g., bankruptcy filings, substantial downgrading of credit scores), a specific reserve for bad debts is recorded against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. The Company's evaluation also includes reserves for billing adjustments, pricing changes, warranty claims and disputes. If circumstances change (i.e., an unexpected material adverse change in a major customer's ability to meet its financial obligations to the Company), estimates of the recoverability of amounts due the Company could be reduced by a material amount. The Company applies this policy to its acquired businesses and makes adjustments to existing bad debt reserves based upon its evaluation.

As discussed in Note 1 to the consolidated financial statements, the Company generates a significant portion of its revenues and corresponding accounts receivable from sales to a limited number of customers in the aerospace and technology industries. If these customers experience significant adverse conditions in their industries or operations, including the continued impact of the current downturn in demand for aerospace and technology products, these customers may not be able to meet their ongoing financial obligations to the Company for prior sales or purchase additional products under the terms of existing contracts.

INVENTORY. The Company values its inventories at the lower of cost or market using actual cost for raw materials and average cost for finished goods and work in process. In assessing the ultimate realization of inventories, the Company makes judgments as to future demand requirements based upon customer orders in backlog, historical customer orders, customer and industry analyst estimates of aircraft production rates, and other market data available to the Company. Additionally, in the aviation industry, these future demand requirements depend on estimates of aircraft lives and the need for spare parts over the course of the aircraft life. The Company has recorded charges in recent periods due to discontinuances of product lines, losses of customer contracts, lack of order activity, or changes in expectations of future requirements.

The Company sells much of its product under fixed price arrangements. Occasionally, costs of production may exceed the market values of certain products and product families which require the Company to adjust its inventory value. In these circumstances, management is required to make estimates of costs not yet incurred to determine the ultimate cost of these products which are in work in process. Changes in the assumptions and estimates of such factors as expected scrap, costs of material, labor, and outside services; and the amount of labor required to complete the products may result in actual results that vary from management's estimates.

At times, the Company accepts new orders for products from its customers in which actual production costs may differ from the Company's expectations when it quoted the product. Additionally, customers may request engineering changes or quality acceptance changes in products that may alter the cost of products produced by the Company. In these circumstances, the Company notifies the customer of these issues and seeks reimbursement for costs incurred over and above the selling price of the products and re-pricing of the product on future deliveries. The Company's inventory valuation considers the estimated recovery of these costs. Actual negotiation of the claim amounts may result in outcomes different from those estimated by the Company and may have material impacts upon the operating results of the Company. During the fourth quarter of 2002, significant cost over-runs were incurred on certain products for which the Company submitted a claim to its customer. At year end, the Company could not estimate the probable recovery of any amounts covered by this claim. Therefore, excess inventory costs were written off and margins in 2002 were negatively impacted. Subsequent recovery of this claim could have a material impact upon future operating results of the Company

GOODWILL. In June 2001, the Financial Accounting Standards Board issued SFAS No. 142 which addresses financial accounting and reporting for acquired goodwill and other intangible assets and was adopted by the Company effective January 1, 2002. The statement requires that goodwill not be amortized but instead be tested at least annually for impairment and expensed to the extent the fair value of a reporting unit, including goodwill, is less than its carrying amount.

The Company determined its operating segments to be its reporting units under SFAS No. 142. The application of the transitional impairment test resulted in a cumulative effect of a change in accounting principle of $1.8 million ($1.1 million net of tax) and the annual impairment test resulted in an impairment charge of $5.1 million for the Sheet Metal Segment, as described in Note 6 of the financial statements. The Company established the fair value of its reporting units with the assistance of an outside expert that used Company provided forecasts of operations by reporting unit, independent review of the assumptions in these forecasts, evaluations of the carrying value of certain assets and liabilities, and independent appraisals of the Company's fixed assets. These forecasts required the Company to estimate future sales prices and volumes of its reporting units. The Company used its internal budgets, customer order backlog, historical customer ordering patterns, customer and industry projections of demand and other market information as well as current cost of production to estimate future cash flows. Actual results may vary significantly from the Company's projections and may result in material adjustments to the goodwill balance on the Company's financial statements.

SELF INSURED RESERVES. The Company provides health insurance for many of its employees through an insurance arrangement that requires the Company to fund all claims incurred up to certain limits. The Company purchases an insurance policy to limit the amount of claims that it will be responsible to fund on any specific claim as well as a policy that limits the total claims that the Company would be responsible to fund in a specific plan year. Since time delays occur between delivery of medical services and ultimate payment of these services, the Company is required to estimate the incurred claims that have not yet been settled by the administrator that adjusts these claims. The administrator of the claims provides the Company information such as historical claim values, trends in medical costs, and time lags between service dates and ultimate payment dates. The Company uses this information to estimate the amount of claims that may have been incurred but are not yet reported in order to establish a liability on its financial statements.

Additionally, the Company provides workers' compensation insurance for certain of its employees that requires the Company to pay for actual losses plus an administrative fee for all claims and expenses incurred. The Company has negotiated minimum and maximum amounts that it may be required to fund with its insurance carrier. The Company is provided such information as claim losses, estimated amounts that the insurance company feels will be required to settle the claim, and estimates of time delay between injuries and notification of injuries. The Company uses this information to estimate its liability under this arrangement.

Actual claim experience under these insurance plans may vary from estimates made by the Company and could have material impacts upon its financial statements.

RELATED PARTY TRANSACTIONS

In May of 2002, the Company acquired the outstanding capital stock of Versaform Corporation, a California corporation, and the capital stock of its subsidiary, 541775 B.C., Ltd., a corporation incorporated in the Province of British Columbia, Canada. At the time 541775 B.C., Ltd. owned all of the outstanding capital stock of Versaform Canada Corporation, a corporation incorporated in the Province of British Columbia, Canada. The Company has since consolidated 541775 B.C., Ltd. and Versaform Canada Corporation, with its own wholly-owned Canadian subsidiary, LMIV Holding Ltd., a corporation incorporated in the Province of British Columbia, Canada. All of the capital stock of Versaform was owned directly by Brian Geary, an individual residing in the State of California. In June of 2002, the Company appointed Mr. Geary to serve on its Board of Directors. As part of the transaction pursuant to which it acquired Versaform, the Company executed a non-negotiable, subordinated promissory note in favor of Mr. Geary, in the principal amount of $1.3 million. This promissory note is payable in thirty-six monthly installments beginning on July 1, 2002, and bears interest at a rate of seven percent per annum. The note is secured by a pledge of 65% of the Company's interest in its Canadian subsidiary, and pursuant to such pledge, the Company's Canadian subsidiary is required to meet certain financial and other restrictive covenants. Also as part of the transaction, the Company is required to pay Mr. Geary additional consideration of up to five percent of the Company's annual net sales exceeding $3 million received under agreements between Versaform and Hamilton Sundstrand, a customer of Versaform.

In September 2002, the Company acquired from Mr. Geary the operations and certain of the assets of the aerospace division of SSFF, an aerospace sheet metal manufacturer based in Denton, Texas. The Company paid Mr. Geary consideration consisting of 90,000 shares of the Company's Common Stock for machinery and equipment, issued pursuant to a private placement conforming with the safe harbor provisions of Rule 506 of Regulations D promulgated under the Securities Act of 1933, as amended, $115,000 cash for all inventories.

The Company negotiated each of the above transactions on an arms-length basis. Although Mr. Geary was not a director at the time of the Company's acquisition of Versaform, the Company received an opinion from George K. Baum & Company stating that the Company's acquisition of Versaform was fair from a financial point of view to the holder's of the Company's common stock. Because the Company's acquisition of SSFF occurred following Mr. Geary's appointment to the Company's Board of Directors, and because of the potential conflict of interest created by the Company's acquisition of assets from Mr. Geary, the Company's audit committee reviewed the following specific factors relating to the Company's acquisition of
SSFF:

         o whether or not the potential conflict of interest arising from the Company's proposed transaction with SSFF and indirectly with Mr. Geary had been fully disclosed and revealed to the Audit Committee;

         o whether or not the proposed transaction had been negotiated at arm's length;

         o whether or not Mr. Geary had participated in the negotiation of the proposed transaction on behalf of the Company; and

         o whether or not the terms of the proposed transaction were fair to the Company and its shareholders.

After full discussion and deliberation of these factors, the members of the Company's Audit Committee unanimously determined that all relevant facts regarding a potential conflict of interest had been fully disclosed to the Audit Committee, that the terms of the proposed transaction were fair and in the best interests of the Company and its shareholders, and that the transaction had been negotiated at arm's length, without participation by or influence of Mr. Geary with respect to the Company's interest.

The Company leases its facility located at 11011-11021 Olinda Street in Sun Valley, California from multiple landlords, one of whom is a trust for the benefit of Ernest L. Star, the father of Ernest R. Star, an officer of the Company. Ernest R. Star is a co-trustee of this trust. Pursuant to the terms of the applicable lease agreement, the Company pays the owners of this property aggregate annual rent payments of $141,427 for the lease of a facility with square footage of 20,320. In addition, the Company leases property located at 8866 Laurel Canyon Blvd. in Sun Valley, California from Starwood Company, a company beneficially owned in part by Ernest L. Star. Pursuant to the terms of the applicable lease agreement, the Company pays Starwood Company aggregate annual rent of $172,920 for the lease of a facility having a square footage of 26,200. The leases governing the Company's occupancy of the above described properties were entered into at the time of the Company's acquisition of Tempco Engineering. Both leases were negotiated on an arms-length basis, prior to the time that Ernest R. Star became an officer of the Company.

The Company leases property located at 1315 S. Cleveland Street in Oceanside, California from Edward D. Geary, the father of Brian Geary, a member of the Company's Board of Directors. Pursuant to the applicable lease arrangement, the Company pays Edward D. Geary annual aggregate rent payments of $86,400 for the lease of a facility with a square footage of 19,000. This lease was assumed by the Company as part of its acquisition of Versaform Corporation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk primarily due to fluctuation in interest rates. The Company does not utilize any particular strategy or instruments to manage its interest rate risk.

The Company's outstanding credit facility carries an interest rate that varies in accordance with LIBOR. The Company is subject to potential fluctuations in its debt service as LIBOR changes. Based on the amount of the Company's outstanding debt as of the end of the 2002 fiscal year, a hypothetical 1% change in the interest rate of the Company's outstanding credit facility would result in a change in the Company's annual interest expense of approximately $0.2 million during the next fiscal year.

The Company's potential exposure to interest rate market risk increased during the 2002 fiscal year due to the Company's increased borrowings under its outstanding credit facility. On May 16, 2002, the Company incurred an additional $11 million of debt as part of a term loan borrowed under its current credit facility. These funds were used by the Company to acquire Versaform Corporation, and its affiliated entities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following financial statements are included in Item 8 of this report:

             Financial Statement                                                              Page
             -------------------                                                              ----

             Report of Independent Auditors                                                    32
             Consolidated Balance Sheets as of December 31, 2001 and 2002                      33
             Consolidated Statements of Operations for the Years Ended
                  December 31, 2000, 2001 and 2002                                             34
             Consolidated Statements of Stockholders' Equity for the Years
                  Ended December 31, 2000, 2001 and 2002                                       35
             Consolidated Statements of Cash Flows for the Years Ended
                  December 31, 2000, 2001 and 2002                                             36
             Notes to Consolidated Financial Statements                                        37

                         Report of Independent Auditors

The Board of Directors and Stockholders
LMI Aerospace, Inc.

We have audited the accompanying consolidated balance sheets of LMI Aerospace, Inc. (the "Company") as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LMI Aerospace, Inc. at December 31, 2001 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As described in Note 1 to the financial statements, in 2000 the Company changed its method of accounting for revenue recognition and in 2002 the Company changed its method of accounting for goodwill.



                                                /s/ Ernst & Young LLP

St. Louis, Missouri
April 15, 2003

                               LMI Aerospace, Inc.
                           Consolidated Balance Sheets
             (Amounts in thousands, except share and per share data)

                                                                                DECEMBER 31
                                                                           2001              2002
                                                                       ------------      ------------
ASSETS
Current assets:
  Cash and cash equivalents                                            $      4,645      $      1,182
  Investments                                                                   643                --
  Trade accounts receivable, net of allowance of $64 in 2001
    and $334 in 2002                                                          6,285            11,392
  Inventories                                                                23,045            25,181
  Prepaid expenses                                                              787               978
  Deferred income taxes                                                         886             1,389
  Income taxes receivable                                                        --             1,501
                                                                       ------------      ------------
Total current assets                                                         36,291            41,623

Property, plant, and equipment, net                                          24,014            25,986
Goodwill                                                                      7,420             5,653
Customer intangible assets, net                                                  --             4,267
Other assets                                                                    277               336
                                                                       ------------      ------------
                                                                       $     68,002      $     77,865
                                                                       ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                     $      3,547      $      6,107
  Accrued expenses                                                            2,659             2,846
  Current installments of long-term debt and capital lease
    obligations                                                               2,334             4,616
                                                                       ------------      ------------
Total current liabilities                                                     8,540            13,569
Long-term debt and capital lease obligations, less current
   installments                                                              12,621            24,621
Deferred income taxes                                                         1,192             1,939
                                                                       ------------      ------------
Total long-term liabilities                                                  13,813            16,560

Stockholders' equity:
  Common stock of $.02 par value; authorized 28,000,000
     shares; 8,734,422 and 8,736,427 shares issued in
     2001 and 2002, respectively                                                175               175
  Preferred stock; authorized 2,000,000 shares; none
     issued                                                                      --                --
  Additional paid-in capital                                                 26,171            26,171
  Treasury stock, at cost, 716,676 and 554,641 shares in 2001
     and 2002, respectively                                                  (3,402)           (2,632)
  Accumulated other comprehensive loss                                           --               (17)
  Retained earnings                                                          22,705            14,039
                                                                       ------------      ------------

Total stockholders' equity                                                   45,649            37,736
                                                                       ------------      ------------
                                                                       $     68,002      $     77,865
                                                                       ============      ============

See accompanying notes

                               LMI Aerospace, Inc.
                      Consolidated Statements of Operations
                  (Amounts in thousands, except per share data)

                                                                    YEAR ENDED DECEMBER 31
                                                           2000              2001              2002
                                                       ------------      ------------      ------------

Net sales                                              $     55,658      $     70,823      $     81,349
Cost of sales                                                48,255            54,809            69,185
                                                       ------------      ------------      ------------
Gross profit                                                  7,403            16,014            12,164


Selling, general and administrative expenses                  9,135            10,194            12,931
Goodwill impairment charges                                      --                --             5,104
                                                       ------------      ------------      ------------
   Income (loss) from operations                             (1,732)            5,820            (5,871)

Other income (expense):
    Interest expense                                           (169)             (843)           (1,495)
    Other, net                                                  179              (247)             (525)
                                                       ------------      ------------      ------------
                                                                 10            (1,090)           (2,020)
                                                       ------------      ------------      ------------
Income (loss) before income taxes                            (1,722)            4,730            (7,891)
Provision for (benefit of) income taxes                        (603)            1,764              (691)
                                                       ------------      ------------      ------------
   Income (loss) before cumulative effect of
   change in accounting principle                            (1,119)            2,966            (7,200)
Cumulative effect of change in accounting
   principle, net of income tax benefit of
   $88 in 2000 and $663 for 2002                               (164)               --            (1,104)
                                                       ------------      ------------      ------------
Net income (loss)                                      $     (1,283)     $      2,966      $     (8,304)
                                                       ============      ============      ============

Amounts per common share:
Income (loss) before cumulative effect of
   change in accounting principle                      $      (0.14)     $       0.37      $      (0.89)
Cumulative effect of change in accounting
   principle                                                  (0.02)               --             (0.14)
                                                       ------------      ------------      ------------
Net income (loss) per common share                     $      (0.16)     $       0.37      $      (1.03)
                                                       ============      ============      ============

Net income (loss) per common share -
   assuming dilution                                   $      (0.16)     $       0.36      $      (1.03)
                                                       ============      ============      ============

Weighted average common shares
   outstanding                                            8,190,525         8,059,682         8,077,293
                                                       ============      ============      ============
Weighted average dilutive stock options
   outstanding                                                   --            98,444                --
                                                       ============      ============      ============

See accompanying notes.

                               LMI Aerospace, Inc.
                 Consolidated Statements of Stockholders' Equity
             (Amounts in thousands, except share and per share data)

                                                                                                       ACCUMULATED
                                                          ADDITIONAL                                      OTHER           TOTAL
                                             COMMON        PAID-IN       RETAINED       TREASURY      COMPREHENSIVE   STOCKHOLDERS'
                                             STOCK         CAPITAL       EARNINGS        STOCK        INCOME (LOSS)      EQUITY
                                           ----------     ----------    ----------     ----------     -------------   -------------
Balance at December 31, 1999               $      175     $   26,164    $   21,193     $   (3,046)     $       --      $   44,486
Comprehensive loss:
   Net loss                                        --             --        (1,283)            --              --          (1,283)
   Unrealized loss on available-
     for-sale securities, net of
     income tax benefit of $146                    --             --            --             --            (272)           (272)
                                                                                                                       ----------
Comprehensive loss                                                                                                         (1,555)
Purchase of 152,000 shares of
   outstanding stock for treasury                  --             --            --           (382)             --            (382)
Issuance of 44,570 shares of treasury
   stock to profit sharing/401(k) plan             --             --          (125)           254              --             129
                                           ----------     ----------    ----------     ----------      ----------      ----------
Balance at December 31, 2000                      175         26,164        19,785         (3,174)           (272)         42,678
                                           ----------     ----------    ----------     ----------      ----------      ----------
Comprehensive income (loss):
   Net income                                      --             --         2,966             --              --           2,966
   Unrealized gain on available-
     for-sale securities, net of
     income tax of $40                             --             --            --             --              67              67
   Reclassification adjustment for
     losses realized in net income,
     net of income tax benefit of $106             --             --            --             --             205             205
                                                                                                                       ----------
   Comprehensive income /(loss)                                                                                             3,238
Exercise of options to purchase stock              --              7            --             --              --               7
Purchase of 119,000 shares of
   outstanding stock for treasury                  --             --            --           (379)                           (379)
Issuance of 30,928 shares of treasury
   stock to profit sharing/401(k) plan             --             --           (46)           151              --             105
                                           ----------     ----------    ----------     ----------      ----------      ----------
Balance at December 31, 2001                      175         26,171        22,705         (3,402)             --          45,649
                                           ----------     ----------    ----------     ----------      ----------      ----------
Comprehensive income (loss):
   Net income                                      --             --        (8,304)            --              --          (8,304)
   Unrealized loss on available-for-
     sale securities, net of income
     tax benefit of $244                           --             --            --             --            (399)           (399)
   Reclassification adjustment for losses
     realized in net loss, net of income           --             --            --             --             399             399
     tax benefit of $244
   Exchange rate (loss)                            --             --            --             --             (17)            (17)
                                                                                                                       ----------
   Comprehensive income (loss)                                                                                             (8,321)
Issuance of stock - 90,000 shares of               --             --          (218)           427              --             209
   common stock in connection with the
   acquisition of SSFF
Purchase of 1,900 shares of
   outstanding stock for treasury                  --             --            --             (8)             --              (8)
Exercise of options to purchase stock              --             --          (101)           196              --              95
Issuance of 32,690 shares of treasury
   stock to profit sharing/401(k) plan             --             --           (43)           155              --             112
                                           ----------     ----------    ----------     ----------      ----------      ----------
Balance at December 31, 2002               $      175     $   26,171    $   14,039     $   (2,632)     $      (17)     $   37,736
                                           ----------     ----------    ----------     ----------      ----------      ----------

See accompanying notes.

                               LMI Aerospace, Inc.
                      Consolidated Statements of Cash Flows
                             (Amounts in thousands)

                                                                           YEAR ENDED DECEMBER 31
                                                                    2000            2001            2002
                                                                 ----------      ----------      ----------
OPERATING ACTIVITIES
Net income (loss)                                                $   (1,283)     $    2,966      $   (8,304)
Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Depreciation and amortization                                    3,650           4,208           4,433
     Goodwill impairment charges                                         --              --           6,871
     Non cash investment loss                                            --             311             643
     Changes in operating assets and liabilities:
         Trade accounts receivable                                      314           2,810          (2,636)
         Inventories                                                   (598)         (2,828)           (847)
         Prepaid expenses and other assets                              (13)           (432)           (176)
         Income taxes                                                   222             349          (2,026)
         Accounts payable                                              (450)           (612)            274
         Accrued expenses                                                63             213            (274)
                                                                 ----------      ----------      ----------
Net cash (used by) from operating activities                          1,905           6,985          (2,042)

INVESTING ACTIVITIES
Additions to property, plant, and equipment                          (2,776)         (3,387)         (2,293)
Proceeds from sale of equipment                                         481              90              --
Purchases of investments                                               (954)             --              --
Acquisition of Versaform, net of cash acquired                           --              --         (10,458)
Acquisition of Stretch Forming Corporation                               --              --            (825)
Acquisition of Southern Stretch Forming and Fabrication                  --              --            (115)
Acquisition of Tempco, net of cash acquired                              --         (14,908)           (300)
                                                                 ----------      ----------      ----------
Net cash used by investing activities                                (3,249)        (18,205)        (13,991)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                                 92          14,250          11,000
Net advances on revolving line of credit                                 --              --           4,417
Principal payments on long-term debt                                 (2,598)           (715)         (2,918)
Proceeds from equipment notes payable                                    --           1,027              --
Treasury stock transactions, net                                       (382)           (380)             (7)
Proceeds from exercise of stock options                                  --               7              95
                                                                 ----------      ----------      ----------
Net cash from (used by) financing activities                         (2,888)         14,189          12,587

Effect of exchange rate changes on cash                                  --              --             (17)
Net increase (decrease) in cash and cash equivalents                 (4,232)          2,969          (3,463)
Cash and cash equivalents, beginning of year                          5,908           1,676           4,645
                                                                 ----------      ----------      ----------
Cash and cash equivalents, end of year                           $    1,676      $    4,645      $    1,182
                                                                 ==========      ==========      ==========

See accompanying notes.

                               LMI Aerospace, Inc.
                   Notes to Consolidated Financial Statements
         (Dollar amounts in thousands, except share and per share data)
                                December 31, 2002

1. ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

LMI Aerospace, Inc. (the "Company") fabricates, machines, and integrates formed, close tolerance aluminum and specialty alloy components for use by the aerospace, semiconductor and medical products industries. The Company is a Missouri corporation with headquarters in St. Charles, Missouri. The Company maintains facilities in St. Charles, Missouri; Seattle, Washington; Tulsa, Oklahoma; Wichita, Kansas; Irving, Texas; Sun Valley, California; Oceanside, California; and Langley, British Columbia.

The accompanying financial statements include the consolidated financial position, results of operations, and cash flows of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

OPERATING RESULTS AND MANAGEMENT'S PLAN

The Company experienced net losses in the third and fourth quarters of 2002 primarily as a result of product issues associated with new work in the St. Charles plant which caused the Company to violate certain restrictive financial covenants in its bank credit agreement with its primary lender as of December 31, 2002. Additionally, subsequent to year end, the Company exhausted its available borrowings under its revolving credit facility of $7.0 million, peaking at $7.5 million. The Company provided forecasts of operations and cash flows to the bank and, in April 2003, negotiated revised covenants, secured an increase in its revolving credit facility to $10.0 million, subject to a borrowing base calculation, and extended the maturity date of the revolving credit facility to January 5, 2004. As a part of the negotiations, the bank also required an increase in the interest rate on the revolving credit facility of 0.25%, restrictions on capital expenditures, and a fee of $25,000. Additionally, the bank required the Company to retain a financial consultant to work with management to analyze operations and cash management. Independently, the Company has undertaken a plan to reduce operating expenses at all facilities with primary emphasis on the St. Charles facility. These immediate cost savings include reductions in overtime worked and controllable expenses. This plan may include, but is not limited to, headcount reductions, downsizing or closing of facilities, and elimination of or reduction in specific customers or production processes.

Based on forecasted operating results and cash flows, management believes that cash flow from operations and the expanded capacity under the Revolving Credit Agreement, as described in Note 7, will be adequate to fund the Company's operations in 2003. The forecasted operating results and cash flows are dependent upon management's ability to improve performance in the St. Charles plant and accomplish certain expected reductions in operating expenses. While management believes this forecast is achievable, to the extent that management does not improve operating performance and reduce expenses, the Company may have to seek alternative sources of financing. There can be no assurances that the Company can obtain alternative financing on reasonable and acceptable terms.

CUSTOMER AND SUPPLIER CONCENTRATION

Direct sales to the Company's largest customer accounted for 48.0%, 40.0%, and 25.4% of the Company's total revenues in 2000, 2001 and 2002, respectively. Accounts receivable balances related to direct sales to this customer were 29.0% in 2001 and 7.8% in 2002. Indirect sales to the Company's largest customer accounted for 13.0%, 11.0%, and 8.7% of the Company's total sales in 2000, 2001, and 2002, respectively.

Direct sales to the Company's second largest customer accounted for 10.4%, 4.6% and 17.5% of the Company's total revenues in 2000, 2001 and 2002 and represented 3.1% and 21.1% of the accounts receivable balance at December 31, 2001 and 2002, respectively.

The Company purchased approximately 63% and 34% of the materials used in production from three suppliers in 2001 and 2002, respectively.

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

                               LMI Aerospace, Inc.
            Notes to Consolidated Financial Statements - (Continued)
         (Dollar amounts in thousands, except share and per share data)
                                December 31, 2002


INVENTORIES

Inventories are stated at the lower of cost or market using actual cost for raw materials and average cost for work-in-process and finished goods.

REVENUE RECOGNITION

Revenues are recorded when services are delivered or when products are shipped, except for long-term contracts which are recorded on the percentage-of-completion method (units-of-delivery basis). Sales from long-term contracts were approximately 17% of sales in 2000, less than 10% in 2001, and zero in 2002.

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

PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment are stated at cost. Equipment under capital leases is stated at the present value of the minimum lease payments. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. Equipment held under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. Estimated useful lives for buildings and machinery and equipment are 20 years and 4 to 10 years, respectively.

LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the impairment or Disposal of Long Lived Assets, long lived assets held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

                               LMI Aerospace, Inc.
            Notes to Consolidated Financial Statements - (Continued)
         (Dollar amounts in thousands, except share and per share data)
                                December 31, 2002


PRE-PRODUCTION COSTS

The Company accounts for pre-production costs in accordance with (EITF) 99-5, Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements. All design and development costs for products to be sold under long-term supply arrangements are expensed unless there is a contractual guarantee that provides for specific required payments for design and development costs.

GOODWILL AND INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, under which goodwill will no longer be amortized but instead be tested upon adoption of the Statement and then at least annually for impairment and expensed to the extent the implied fair value of reporting units, including goodwill, is less than carrying value (see Note 6). Acquired intangible assets with finite lives are amortized over the useful life on a straight line basis.

INCOME TAXES

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement and income tax basis of the Company's assets and liabilities.

                               LMI Aerospace, Inc.
            Notes to Consolidated Financial Statements - (Continued)
         (Dollar amounts in thousands, except share and per share data)
                                December 31, 2002

STOCK-BASED COMPENSATION

The Company accounts for its stock based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations and provides the pro forma disclosure provisions of SFAS No. 123. The Company applied APB Opinion No. 25 in accounting for its stock option plans, and accordingly, no compensation cost has been recognized for stock options granted at fair market value. Had the Company determined compensation cost based on the fair value at the grant date under SFAS No. 123, net income and earnings per share amounts would have been as follows:

                                                          2000            2001            2002
                                                       ----------      ----------      ----------

Net income (loss) as reported                          $   (1,283)     $    2,966      $   (8,304)
   Less:  Total stock based employee
   compensation expense determined under fair
   value based method, net of tax effect                     (205)           (225)           (150)
                                                       ----------      ----------      ----------
   Pro forma net income (loss)                             (1,488)          2,741          (8,454)
Net income per common share
   As reported                                               (.16)            .37           (1.03)
   Pro forma net income (loss)                               (.18)            .34           (1.05)
Net income per common share assuming dilution:
   As reported                                               (.16)            .36           (1.03)
   Pro forma net income (loss)                               (.18)            .34           (1.05)

FINANCIAL INSTRUMENTS

Fair values of the Company's long-term obligations approximate their carrying values based on discounted cash flow analysis.

Available-for-sale securities are stated at fair value based on quoted market prices, with the unrealized gains and losses, net of tax, reported in other comprehensive income/loss. Realized gains and losses and declines in value determined to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the average cost method. Interest and dividends on securities classified as available-for-sale are included in other income.

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

                               LMI Aerospace, Inc.
            Notes to Consolidated Financial Statements - (Continued)
         (Dollar amounts in thousands, except share and per share data)
                                December 31, 2002


2. ACQUISITIONS

TEMPCO ENGINEERING

On April 2, 2001, the Company acquired certain assets of Tempco Engineering, Inc. and Hyco Precision, Inc. ("Tempco"), two privately held related metal machining companies based in Southern California, funded by a secured note with the Company's lender. The acquisition has been accounted for under the purchase method, and accordingly, the results of operations were included in the Company's financial statements from the date of acquisition. Tempco produces components for photolithography equipment used in the manufacture of semiconductors, as well as components for the defense and commercial aerospace industries. Tempco's sales were approximately $16,000 in 2000. The purchase price for the net assets acquired, net of acquired cash, was approximately $15,200. The Company may pay additional contingent consideration of up to $1,250 if Tempco's EBITDA, as defined, exceeds certain limits for the two years ended March 31, 2003. At December 31, 2002 Tempco had not and does not expect to meet the financial thresholds that would obligate the Company to pay additional consideration at the end of the contingency period, March 31, 2003. The excess of the purchase price over the fair value of net assets acquired, $5,943, was allocated to goodwill.

VERSAFORM

On May 16, 2002, the Company acquired all of the outstanding stock of Versaform Corporation and BC 541775, Ltd., a holding company that owns 100% of the common stock of Versaform Canada Corporation (collectively, "Versaform") for approximately $11,787 consisting of cash and a note payable of $ 1.3 million. Versaform forms large sheet metal and extrusion components predominantly for the corporate, regional, and military aerospace markets from two facilities in Oceanside, California and one facility in Langley, British Columbia, Canada.

The acquisition was accounted for as a purchase business combination, and accordingly, the results of operations were included in the Company's financial statements after May 16, 2002. The cost to acquire Versaform has been allocated to the assets acquired and liabilities assumed according to their estimated fair values at the time of the acquisition as follows:

         Working capital                                  $      400
         Property, plant, and equipment                        3,179
         Assumed long-term liabilities                          (871)
         Customer-related intangible                           3,975
         Goodwill (nondeductible)                              5,104
                                                          ----------
                                                          $   11,787
                                                          ==========

The intangible asset relates to acquired customer relationships and is being amortized over 15 years on a straight line basis. Based on the terms of the purchase agreement, the Company is obligated to pay additional consideration if sales to a specific customer exceed certain annual

                               LMI Aerospace, Inc.
            Notes to Consolidated Financial Statements - (Continued)
         (Dollar amounts in thousands, except share and per share data)
                                December 31, 2002

thresholds over the three years following the acquisition. As of December 31, 2002, sales to the specific customer did not meet these thresholds and is not expected to meet the thresholds for the remainder of the three year contingency period. The purchase agreement allows for certain adjustments to the purchase price for claims in excess of $100. The Company has filed a claim for reimbursement of certain liabilities existing at the closing date and has recorded a receivable from the seller of $196. The Company expects to resolve the purchase price adjustment in the second quarter of 2003. Versaform's sales were approximately $12,000 in 2001.

SOUTHERN STRETCH FORMING AND FABRICATION, INC.

On September 30, 2002, the Company acquired certain assets and assumed certain liabilities of Southern Stretch Forming and Fabrication, Inc. ("SSFF"). The former owner of Versaform, currently a director of the Company, held a 50% interest in SSFF. Following the Company's acquisition of Versaform, the director purchased the remaining 50% interest in SSFF and sold SSFF to the Company. (See related party transactions at Note 12) The assets consisted primarily of inventory, machinery and equipment. The acquisition was accounted for as a purchase business combination, and accordingly, the related results of operations have been included in the consolidated statement of operations after September 30, 2002. The purchase price of $444, which includes the assumption of debt and direct costs of the transaction, consisted of $235 in cash and 90,000 shares of LMI common stock, with a market value of $209.

The cost to acquire these assets has been allocated to the assets according to their fair values and consisted of inventory of $115, and equipment and machinery of $718, and assumed liabilities of $389. Net sales for SSFF for 2001 were approximately $3,820, of which approximately $1,739 were to the Company.

STRETCH FORMING CORPORATION

On June 12, 2002, the Company acquired certain assets of Stretch Forming Corporation ("SFC"), based in Southern California. The purchase price of $950 was allocated to the assets acquired based on their fair value and consisted of working capital of $465, equipment of $66, and an intangible asset of $419 related to production backlog, to be amortized over 3.5 years on a straight line basis.

3. TREASURY STOCK TRANSACTIONS

The Board of Directors authorized the Company to repurchase shares of its common stock and place these shares in a Treasury Stock account for use at management's discretion. The Company purchased 119,000 shares and 1,900 shares in 2001 and 2002, respectively, in the open market at prices ranging from $4.48 to $2.00 per share. In addition, the Company issued 30,928 shares in 2001 and 32,690 shares in 2002 in conjunction with contributions to and purchases by the Company's benefit plans. These transactions were recorded at cost in stockholders' equity. A portion of the consideration for SSFF consisted of 90,000 shares of treasury stock recorded at fair value.

                               LMI Aerospace, Inc.
            Notes to Consolidated Financial Statements - (Continued)
         (Dollar amounts in thousands, except share and per share data)
                                December 31, 2002

4. INVENTORIES

Inventories consist of the following:

                                                  2001           2002
                                               ----------     ----------

         Raw materials                         $    3,742     $    4,469
         Work in process                            6,127          5,576
         Finished goods                            13,176         15,136
                                               ----------     ----------
                                               $   23,045     $   25,181
                                               ==========     ==========

During the third and fourth quarter of 2002, the Company encountered production difficulties and inefficiencies on new programs with two significant customers due to several factors including inadequate tooling, poor performance of a critical subcontractor, and changes in customer acceptance criteria. At December 31, 2002, the Company recorded a lower of cost or market reserve of $1,957 on work in process primarily related to these programs of which approximately $696 relates to completion costs to be incurred in 2003.

The Company has presented claims for certain costs incurred and has requested re-pricing of several components. As the claim has not been accepted or approved by the customer, no claim recovery has been recorded in the December 31, 2002 financial statement.

5. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following:

                                           2001           2002
                                        ----------     ----------

Land                                    $      705     $      705
Buildings                                   12,395         12,689
Machinery and equipment                     31,061         36,493
Leasehold improvements                         808            918
Software and other                           1,496          1,608
Construction in progress                       390            552
                                        ----------     ----------
                                            46,855         52,965
Less accumulated depreciation               22,841         26,979
                                        ----------     ----------
                                        $   24,014     $   25,986
                                        ==========     ==========

Depreciation expense (including amortization expense on software) recorded by the Company totaled $3,216, $3,730, and $4,284 for 2000, 2001 and 2002, respectively.

                               LMI Aerospace, Inc.
            Notes to Consolidated Financial Statements - (Continued)
         (Dollar amounts in thousands, except share and per share data)
                                December 31, 2002

6. GOODWILL AND INTANGIBLES

As required by SFAS No. 142, the Company performed the initial phase of its transitional impairment test as of January 1, 2002 during the first six months following adoption and determined that its operating segments constitute reporting units. Additionally, the Company determined that the carrying value of its Sheet Metal segment exceeded its fair value.

The initial phase of the transitional test indicated potential impairment of the Sheet Metal segment's goodwill with a carrying value of $1,767 reflecting the current industry conditions and estimates of aerospace industry spending in the foreseeable future. The Company engaged valuation experts to assist in performing a review of the fair value of the Sheet Metal segment's tangible and intangible assets, including goodwill, as of January 1, 2002. Based upon the valuation completed in the fourth quarter of 2002, relying primarily on a discounted cash flow valuation technique, the Company recorded a $1,767 charge ($1,104 net of tax) for the impairment of the Sheet Metal segment's goodwill. The charge is reflected as the cumulative effect of adopting the new accounting standard as of January 1, 2002.

In the fourth quarter 2002, the Company performed the required annual impairment test under SFAS No. 142. The initial phase of the required annual test indicated potential impairment of the Sheet Metal segment's goodwill with a carrying value of $5,104, all of which related to the May 2002 acquisition of Versaform. These impairment indicators arose from poor operating performance at the other operations in the Sheet Metal segment reflecting further deterioration in the industry conditions and estimates of aerospace industry spending in the foreseeable future. The Company engaged valuation experts to assist in performing a review of the fair value of the Sheet Metal segment's tangible and intangible assets, including goodwill, as of October 1, 2002. Based upon the valuation, relying primarily on a discounted cash flow valuation technique, the Company recorded a $5,104 charge as a component of operating income in the fourth quarter of 2002.

The changes in the carrying amount of goodwill for the fiscal years ended 2000, 2001, and 2002 were as follows:

                                                          2000            2001            2002
                                                       ----------      ----------      ----------
Beginning of the year                                  $    1,725      $    1,888      $    7,420
    Additions                                                 279           5,943           5,104
    Amortization                                             (116)           (411)             --
    Impairment
      Cumulative effect of accounting change                   --              --          (1,767)
      Annual impairment assessment                             --              --          (5,104)
                                                       ----------      ----------      ----------
End of the year                                        $    1,888      $    7,420      $    5,653
                                                       ==========      ==========      ==========

Goodwill at December 31, 2002 relates to the Machining and Technology segment.

                               LMI Aerospace, Inc.
            Notes to Consolidated Financial Statements - (Continued)
         (Dollar amounts in thousands, except share and per share data)
                                December 31, 2002

The changes in the carrying amount of customer related intangibles for the year ended December 31, 2002 were as follows (There were no customers related intangibles prior to 2002):

                                                   Stretch
                            Versaform        Forming Corporation           Total
                           ------------      -------------------        ------------
January 1, 2002            $         --           $         --          $         --
Additions                         3,975                    419                 4,394
Amortization                        (66)                   (61)                 (127)
                           ------------           ------------          ------------
December 31, 2002          $      3,909           $        358          $      4,267
                           ============           ============          ============

Prior to the adoption of SFAS No. 142, amortization expense was recorded for goodwill. The following table sets forth a reconciliation of net income and earnings per share information for fiscal years 2000 and 2001 adjusted for non-amortization provisions of SFAS No. 142.

                                                               Year ended December 31,
                                                                2000              2001
                                                            ------------      ------------
     Reported net income (loss)                             $     (1,283)     $      2,966
     Goodwill amortization                                           203               411
                                                            ------------      ------------
     Adjusted net income (loss)                             $     (1,080)     $      3,377
                                                            ============      ============

     Earnings /(loss) per share - basic                     $       (.16)     $        .37
     Goodwill amortization expense, net of tax                       .02               .05
                                                            ------------      ------------
     Adjusted earnings per share - basic                    $       (.14)     $        .42
                                                            ============      ============

     Reported earnings/(loss) per share - diluted           $       (.16)     $        .36
     Goodwill amortization expense, net of tax                       .02               .03
                                                            ------------      ------------
     Adjusted earnings per share-diluted                    $       (.14)     $        .41
                                                            ============      ============

                               LMI Aerospace, Inc.
            Notes to Consolidated Financial Statements - (Continued)
         (Dollar amounts in thousands, except share and per share data)
                                December 31, 2002

7. LONG-TERM DEBT

Long-term debt consists of the following:

                                                                           2001             2002
                                                                       ------------     ------------
  Term Loans:
    Tempco                                                             $     13,741     $     11,705
    Versaform                                                                    --           10,738
  Revolving line of credit                                                       --            4,417
  Note payable to Director, principal and interest
     payable monthly at 7%                                                       --            1,003
  Note payable, principal and interest payable monthly, at
     fixed rates, ranging from 6.99% to 10.00%                                1,100            1,212
  Capital lease obligations                                                     114              162
                                                                       ------------     ------------
                                                                             14,955           29,237
  Less current installments                                                   2,334            4,616
                                                                       ------------     ------------
                                                                       $     12,621     $     24,621
                                                                       ============     ============

The Company has a loan agreement ("Loan Agreement") with Union Planters Bank, NA. The Loan Agreement consists of a revolving line of credit ("Revolver"), a term loan to finance the purchase of Tempco ("Tempco Term Loan"), and a term loan to finance the purchase of Versaform ("Versaform Term Loan"). The Company's Loan Agreement is secured by all the domestic assets of the Company and requires compliance with certain non-financial and financial covenants including minimum levels of EBITDA and tangible net worth.

At December 31, 2002, the Company was in violation of certain financial covenants of the Loan Agreement, due to the operating losses and negative cash flow from operations in 2002 (See Note 1). On April 15, 2003, the Company obtained a waiver of the December 31, 2002 violations and an amendment to the Loan Agreement from its lender. The amended Loan Agreement extends the maturity of the line of credit to January 2004, increases the capacity under the line of credit by $3 million and eased the quarterly financial covenant requirements through December 31, 2003.

The Company's amended Revolver allows for a $10,000 line of credit, subject to a borrowing base calculation, to fund various corporate needs. Interest is payable with an interest rate of 3.6% monthly based on a quarterly cash flow leverage calculation and the LIBOR rate. This facility matures in January 2004. The credit facility prohibits the payment of cash dividends on common stock without the prior written consent of Union Planters. The Company had $4,417 outstanding on this line at December 31, 2002.

The Company drew $14,250 on the Tempco Term Loan on April 2, 2001. The Tempco Term Loan requires monthly principal and interest payments over three years using a seven year amortization and bears interest at ninety day LIBOR plus 3%, subject to a cap of 8.5% and a floor of 7.0%. The interest rate was 7.0% at December 31, 2002. Under the Loan Agreement, the Company has $1,250 available to fund any additional contingent consideration which may be required under the terms of the Tempco acquisition (see Note 2).

                               LMI Aerospace, Inc.
            Notes to Consolidated Financial Statements - (Continued)
         (Dollar amounts in thousands, except share and per share data)
                                December 31, 2002

The Versaform Term Loan was issued for $11,000 on May 15, 2002. The Versaform Term Loan requires monthly principal and interest payments over three years using a seven year amortization and bears interest at the ninety day LIBOR plus 3%. The interest rate was 4.4% at December 31, 2002.

The Company entered into a note payable for $1,300 with the prior owner of Versaform in connection with the acquisition. The prior owner has since become a member of the board of directors of the Company. This note is payable monthly over three years and bears interest at 7.0%. This note is secured by 65% of the stock of the Company's Canadian subsidiary.

The Company entered into various notes payable for the purchase of certain equipment. The notes are payable in monthly installments including interest ranging from 6.99% - 10.0% through November 2006. The notes payable are secured by equipment.

The Company entered into capital lease agreements for the purchase of certain equipment. The leases are payable in monthly installments including interest ranging from 4.98% - 9.15% through August 2005.

The aggregate maturities of long-term debt as of December 31, 2002 are as follows:

         Year ending December 31:
            2003                              $      4,616
            2004                                    16,401
            2005                                     8,048
            2006                                       172
            2007                                        --
                                              ------------
                                              $     29,237
                                              ============

                               LMI Aerospace, Inc.
            Notes to Consolidated Financial Statements - (Continued)
         (Dollar amounts in thousands, except share and per share data)
                                December 31, 2002

8. LEASES

The Company leases certain facilities and equipment under various noncancelable operating lease agreements which expire at various dates through 2009. At December 31, 2002, the future minimum lease payments under operating leases with initial noncancelable terms in excess of one year are as follows:

         Year ending December 31:
            2003                              $      1,933
            2004                                     1,608
            2005                                     1,218
            2006                                       654
            2007                                       265
            Thereafter                                 223
                                              ------------
                                              $      5,901
                                              ============

Rent expense totaled $1,044, $1,354, and $2,107 in 2000, 2001, and 2002 respectively.

9. DEFINED CONTRIBUTION PLANS

The Company has a noncontributory profit sharing plan and a contributory 401(k) plan which covers substantially all full-time employees. Employees are eligible to participate in both plans after reaching 1,000 hours of accredited service. Contributions to the profit sharing plan are at the discretion of management and become fully vested after seven years. Contributions by the Company to the profit sharing plan totaled $105, $121 and $0 for 2000, 2001 and 2002 respectively. Contributions by the Company to the 401(k) plan, which are fully vested to the employees immediately upon contribution, are based upon a percentage of employee contributions. The Company's contributions to the 401(k) plan totaled $88, $86 and $229 for 2000, 2001, and 2002 respectively. In addition, at December 31, 2002, the Company had 600,000 common shares of its stock reserved for contributions to the 401(k) plan.

                               LMI Aerospace, Inc.
            Notes to Consolidated Financial Statements - (Continued)
         (Dollar amounts in thousands, except share and per share data)
                                December 31, 2002

10. STOCK OPTIONS

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

At December 31, 2002, a total of 1,157,822 shares of authorized and unissued common stock were reserved for issuance of stock awards and options granted or authorized to be granted.

                                              2000                           2001                           2002
                                   --------------------------     --------------------------     --------------------------
                                                    WEIGHTED                       WEIGHTED                       WEIGHTED
                                                    AVERAGE                        AVERAGE                        AVERAGE
                                   NUMBER OF        EXERCISE      NUMBER OF        EXERCISE      NUMBER OF        EXERCISE
                                     SHARES          PRICE          SHARES          PRICE          SHARES          PRICE
                                   ----------      ----------     ----------      ----------     ----------      ----------

Options outstanding at
  beginning of year                   324,950            4.00        404,235            3.62        470,295            3.09
Granted                               145,280            3.00        146,700            2.38         89,500            4.76
Exercised                                  --              --         (2,005)           2.75        (40,645)           2.31
Canceled/expired                      (65,995)           4.15        (78,635)           4.38        (18,675)           4.23
                                   ----------                     ----------                     ----------
Options outstanding at end
  of year                             404,235            3.62        470,295            3.09        500,475            3.41
                                   ==========      ==========     ==========      ==========     ==========      ==========

The number of options exercisable and the related range of exercise prices December 31, 2000, 2001, and 2002 were 213,885 shares, with a range of exercise prices from $2.75 to $6.25, 276,170 shares, with a range of exercise prices from $2.00 to $5.93, and, 404,200 shares, with a range of exercise prices from $2.00 to $6.06, respectively.

The fair value for options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 2001 and 2002, respectively: risk-free interest rates of 5.1%, 4.78% and 3.36%; dividend yields of 0%, 0% and 0%; volatility factors of the expected market price of the Company's common stock of 57%; 104%, and 83% and a weighted average expected life of the option of four years for 2000 and six years for 2001 and 2002. The weighted average fair value of options granted during 2000, 2001 and 2002 was $1.46, $1.96 and $3.40, respectively

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                               LMI Aerospace, Inc.
            Notes to Consolidated Financial Statements - (Continued)
         (Dollar amounts in thousands, except share and per share data)
                                December 31, 2002


11. INCOME TAXES

The temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax assets and liabilities are as follows:

                                                2001            2002
                                             ----------      ----------
Deferred tax assets:
   Accrued vacation                          $      247      $      295
   Inventory                                        496             828
   State tax credits                                113             129
   Goodwill                                          --             466
   Other                                             30             138
                                             ----------      ----------
Total deferred tax assets                           886           1,856

Deferred tax liabilities:
   Depreciation                                  (1,192)         (2,399)
   Other                                             --              (7)
                                             ----------      ----------
Total deferred tax liabilities                   (1,192)         (2,405)
                                             ----------      ----------
Net deferred tax liability                   $     (306)     $     (550)
                                             ==========      ==========

                               LMI Aerospace, Inc.
            Notes to Consolidated Financial Statements - (Continued)
         (Dollar amounts in thousands, except share and per share data)
                                December 31, 2002

The Company's income tax provision (benefit) attributable to income before income taxes and cumulative effect of change in accounting principle consisted of the following for the year ended December 31:

                               2000              2001              2002
                           ------------      ------------      ------------
Federal:
   Current                 $       (554)     $      1,820      $       (171)
   Deferred                         (32)             (188)             (468)
                           ------------      ------------      ------------
                                   (586)            1,632              (639)
Canadian:
    Current                          --                --                22
State:
   Current                          (14)              150               (50)
   Deferred                          (3)              (18)              (24)
                           ------------      ------------      ------------
                                    (17)              132               (74)
                           ------------      ------------      ------------
                           $       (603)     $      1,764      $       (691)
                           ============      ============      ============

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense attributable to income before cumulative effect of change in accounting principle is as follows:

                                                           2000              2001             2002
                                                       ------------      ------------     ------------

Federal taxes (benefit)                                $       (586)     $      1,608     $     (2,683)
State and local taxes, net of federal benefit                   (51)              140              (74)
Non deductible goodwill                                          --                --            1,758
Valuation allowance for capital loss on
    available for sale securities                                --                --              241
Other                                                            34                16               67
                                                       ------------      ------------     ------------
Provision (benefit) for income taxes                   $       (603)     $      1,764     $       (691)
                                                       ============      ============     ============

12. RELATED PARTY TRANSACTIONS

The Company has entered into certain acquisition transactions with Brian Geary, a member of the Company's Board of Directors, related to his former ownership of Versaform and SSFF (See Note 2 for further description of these acquisitions). As a part of the acquisition of Versaform, the consideration included a note payable of $1.3 million to Mr. Geary which bears interest at 7% and is payable in monthly installments through May 2005. In addition, a relative of Mr. Geary retained ownership of a building and property where Versaform operates and leases the facility to the Company for approximately $86 per year.

Prior to appointment as a Director of the Company, Mr. Geary owned 50% of SSFF. Subsequently, Mr. Geary purchased the remaining 50% of SSFF and sold the entity to the Company. Prior to approving the purchase of

SSFF, the Company's Audit Committee, at the request of the Board of Directors, considered the potential conflict of interest regarding the acquisition of SSFF. The Audit Committee concluded that the above transaction was negotiated on an arms length basis, consummated on terms generally similar to those prevailing with unrelated third parties, and were fair and in the best interest of the Company and its shareholders.

The Company leases the two Tempco operating facilities from entities in which a relative of Ernest Star, an officer of the Company, is a principal beneficiary. In addition, Ernest Star is a trustee of a trust that serves as a landlord for one of these leases. The leases governing the Company's occupancy of these facilities were entered into at the time of the Tempco acquisition, prior to Mr. Star's appointment as an officer, and were negotiated on an arms length basis at terms generally similar to those prevailing with unrelated third parties.

13. COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position.

14. BUSINESS SEGMENT INFORMATION

As set forth in the criteria of statement of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company is organized into two reportable segments: Sheet Metal and Machining and Technology. The Sheet Metal segment fabricates, finishes, and integrates close tolerance aluminum and specialty alloy components primarily for the aerospace industry. The Machining and Technology segment machines close tolerance aluminum and specialty alloy components for the aerospace, semiconductor, and medical products industries.

The segments presented for the year ended December 31, 2002 differ from the segments previously presented. For the year ended December 31, 2001 and prior, the Company reported as one segment as it intended to fully integrate the Machining and Technology business acquired in 2001 into its existing Sheet Metal business. During 2002, operating activity of Machining and Technology evolved and integration has been limited due to the significant growth in non-aerospace business, which grew to over 50% of segment revenue in 2002. During 2002, the Company determined that its Machining and Technology met the definition of a reportable segment in accordance with SFAS No. 131 given its management reporting structure and differences in products and customers. Prior period reporting has been restated to conform to the new segment reporting.

                               LMI Aerospace, Inc.
            Notes to Consolidated Financial Statements - (Continued)
         (Dollar amounts in thousands, except share and per share data)
                                December 31, 2002


The accounting policies of the segments are the same as those described in Note
1. Sales between segments are insignificant. Corporate assets, liabilities, and expenses related to the Company's corporate offices are allocated to the segments, except for income taxes and certain corporate office fixed assets and enterprise wide software. The table below presents information about reported segments for years ended December 31, on the basis used internally to evaluate segment performance (Machining and Technology are presented beginning April, 2001, the date of acquisition):

                                                                           DECEMBER 31
                                                               2000            2001            2002
                                                            ----------      ----------      ----------
Net sales:
   Sheet Metal                                              $   55,658      $   60,552      $   61,397
   Machining and Technology                                         --          10,271          19,952
                                                            ----------      ----------      ----------
                                                            $   55,658      $   70,823      $   81,349
                                                            ==========      ==========      ==========
Income (loss) before income taxes:
    Sheet Metal                                             $   (1,722)     $    4,353      $  (10,465)
    Machining and Technology                                        --             377           2,574
                                                            ----------      ----------      ----------
                                                            $   (1,722)     $    4,730      $   (7,891)
                                                            ==========      ==========      ==========
Interest Expense:
    Sheet Metal                                             $      169      $       64      $      591
    Machining and Technology                                        --             779             904
                                                            ----------      ----------      ----------
                                                            $      169      $      843      $    1,495
                                                            ==========      ==========      ==========
Capital expenditures:
    Sheet Metal                                             $    2,505      $    2,615      $    1,496
    Machining and Technology                                        --             123             277
    Corporate                                                      271             649             520
                                                            ----------      ----------      ----------
                                                            $    2,776      $    3,387      $    2,293
                                                            ==========      ==========      ==========
Depreciation and amortization:
    Sheet Metal                                             $    3,650      $    3,665      $    4,062
    Machining and Technology                                        --             543             371
                                                            ----------      ----------      ----------
                                                            $    3,650      $    4,208      $    4,433
                                                            ----------      ----------      ----------

                                                                             AS OF DECEMBER 31
Total Assets:                                                              2001             2002
                                                                       ------------     ------------
Sheet Metal                                                            $     44,770     $     56,422
Machining and Technology                                                     15,942           16,319
Corporate                                                                     7,290            5,124
                                                                       ------------     ------------
                                                                       $     68,002     $     77,865
                                                                       ============     ============

                               LMI Aerospace, Inc.
            Notes to Consolidated Financial Statements - (Continued)
         (Dollar amounts in thousands, except share and per share data)
                                December 31, 2002

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

2001                                                First          Second           Third           Fourth
                                                 -----------     -----------     -----------     -----------
Net Sales                                        $    16,048     $    19,105     $    19,558     $    16,112
Gross Profit                                           3,703           4,176           4,622           3,513
Net income (loss)                                        882             943           1,030             111
                                                 ===========     ===========     ===========     ===========
Amounts per common share:
Net income (loss)                                $      0.11     $      0.12     $      0.13     $      0.01
                                                 ===========     ===========     ===========     ===========
Net income (loss) - assuming dilution            $      0.11     $      0.12     $      0.13     $      0.01
                                                 ===========     ===========     ===========     ===========

2002                                              First (1)        Second           Third          Fourth
                                                 -----------     -----------     -----------     -----------
Net sales                                        $    17,908     $    20,355     $    21,258     $    21,828
Gross profit                                           3,806           4,097           3,532             729
Income (loss) before cumulative effect
  of change in accounting principle                      464             462            (420)         (7,706)
Cumulative effect of change in
  accounting principle, net of tax                    (1,104)             --              --              --
Net income (loss) after accounting
  changes                                        $      (640)    $       462     $      (420)    $    (7,706)
                                                 ===========     ===========     ===========     ===========
Amounts per common share:
Net income (loss)                                $     (0.08)    $      0.06     $     (0.05)    $     (0.94)
                                                 ===========     ===========     ===========     ===========
Net income (loss)  - assuming dilution           $     (0.08)    $      0.06     $     (0.05)    $     (0.94)
                                                 ===========     ===========     ===========     ===========

(1) First quarter 2002 results have been restated to reflect the cumulative effect of change in accounting principle related to the adoption of SFAS No. 142

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

The information contained under the caption "Information About the Nominees and Current Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's 2003 Annual Meeting of Shareholders, which involves the election of directors, is incorporated herein by this reference. Also see item 4(a) of Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION.

The information contained under the captions "Directors Compensation," "Executive Compensation," "Option/SAR Grants in Last Fiscal Year," "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option SAR Values," "Employment Arrangements with Named Officers", and "Compensation Committee Report" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's 2003 Annual Meeting of Shareholders, which involves the election of directors, is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information contained under the caption "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's 2003 Annual Meeting of Shareholders, which involves the election of directors, is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information contained under the caption "Certain Transactions" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's 2003 Annual Meeting of Shareholders, which involves the election of directors, is incorporated herein by this reference.

ITEM 14. CONTROLS AND PROCEDURES.

Within the 90 day period prior to the filing date of this report, the Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in all material respects in ensuring that material information required to be disclosed in the periodic reports the Company files with the Securities and Exchange Commission is recorded, processed, summarized and reported in a timely manner.

Prior to and during this evaluation, certain significant deficiencies in internal controls existed related to the accounting for inventory that could adversely affect the Company's ability to record, process, summarize, and report financial information. These deficiencies relate primarily to the decentralized nature of accounting for inventory, including:

         o        Limited information technology resources for valuation,

         o        Insufficient review of inventory accounts, and

         o Inconsistent application of accounting policies and related controls by operating units.

The following actions have been taken to correct the deficiencies in internal controls noted above:

         o The Company has initiated a project to examine its inventory policies, document controls and procedures in a written manual, and conform practices at all of its operating units. This project will be incorporated into the analysis of internal controls as established under Sarbanes Oxley Section 404.

         o Corporate oversight of the controls and procedures in place over inventory has been increased and staffing will be added.

         o Management has completed the necessary account analysis and review prior to finalizing inventory valuation in its December 31, 2002 financial statements.

Management, including Chief Executive Officer and Chief Financial Officer, believe the results of the corrective actions initiated by the Company outlined above will be effective in addressing the significant deficiencies in internal controls over inventory.

Subsequent to the date of the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in internal controls or in other factors that could significantly affect its internal controls, including corrective actions with regard to the significant deficiencies noted above.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

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

(b)               Reports on Form 8-K:

                  (i) On November 14, 2002, the Company filed a Report on Form 8-K announcing third quarter results.

                  (ii) On October 2, 2002, the Company filed a Report on Form 8-K announcing the acquisitions of the Aerospace Operations of Southern Stretch Forming and Fabrication, Inc.

(c)               Exhibits:

                           See Exhibit Index

(d) All schedules have been omitted as the required information is not present in sufficient amounts or the required information is included elsewhere in the Consolidated Financial Statement or notes thereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Charles and State of Missouri on the 15th day of April, 2003.

                                    LMI AEROSPACE, INC.

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

Signature                                                 Title                                Date

/s/ Ronald S. Saks
-----------------------------------          Chief Executive Officer,                     April 15, 2003
Ronald S. Saks                               President, and Director


/s/ Joseph Burstein
-----------------------------------          Chairman of the Board, and                   April 15, 2003
Joseph Burstein                              Director


/s/ Lawrence E. Dickinson                    Chief Financial Officer and                  April 15, 2003
-----------------------------------          Secretary
Lawrence E. Dickinson


/s/ Duane Hahn                               Vice President, Regional                     April 15, 2003
-----------------------------------          Manager and Director
Duane Hahn


/s/ Sanford S. Neuman                        Assistant Secretary and                      April 15, 2003
-----------------------------------          Director
Sanford S. Neuman


                                             Director                                                  , 2003
-----------------------------------                                                       -------------
Thomas M. Gunn


/s/ Thomas Unger                             Director                                     April 15, 2003
-----------------------------------
Thomas Unger


/s/ Brian D. Geary                           Director                                     April 15, 2003
-----------------------------------
Brian D. Geary

                                 CERTIFICATIONS


         I, Ronald S. Saks, certify that:

         1. I have reviewed this annual report on Form 10-K of LMI Aerospace, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 15, 2003                       /s/ Ronald S. Saks
                                           -------------------------------------
                                           Ronald S. Saks
                                           Chief Executive Officer and President

                                 CERTIFICATIONS


         I, Lawrence E. Dickinson, certify that:

         1. I have reviewed this annual report on Form 10-K of LMI Aerospace, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003                       /s/ Lawrence E. Dickinson
                                           -------------------------------------
                                           Lawrence E. Dickinson
                                           Chief Financial Officer and Secretary

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

2.2               Stock Purchase Agreement between LMI Aerospace, Inc. and Brian
                  Geary dated as of May 15, 2002, filed as Exhibit 2.1 to the Registrant's Form 8-K filed May 16, 2002 and incorporated herein by reference.

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

10.1+             Employment Agreement, dated January 1, 1997, between the
                  Registrant and Ronald S. Saks, as previously filed as Exhibit
                  10.2 to the Form S-1 and incorporated herein by reference.

10.2              Lease Agreement, dated November 25, 1991, between the
                  Registrant and Roy R. Thoele and Madonna J. Thoele, including all amendments (Leased premises at 3000 Highway 94 North), previously filed as Exhibit 10.8 to the Form S-1 and incorporated herein by reference.

10.3 Lease Agreement, dated June 28, 1988, between the Registrant and J & R Sales, including all amendments (Leased premises at 204 H Street), previously filed as Exhibit 10.9 to the Form
                  S-1 and incorporated herein by reference.

10.4              Lease Agreement, dated May 6, 1997, between the Registrant and
                  Victor Enterprises, LLC, including all amendments (Leased premises at 101 Western Avenue S), previously filed as Exhibit
                  10.10 to the Form S-1 and incorporated herein by reference.

10.5              Lease Agreement, dated February 1, 1995, between the
                  Registrant and RFS Investments (Leased premises at 2621 West
                  Esthner Court) previously filed as Exhibit 10.11 to the Form
                  S-1 and incorporated herein by reference.

10.6+ Profit Sharing and Savings Plan and Trust, including amendments nos. 1 through 6, previously filed as Exhibit 10.12 to the Form S-1 and incorporated herein by reference.


10.7              Loan Agreement between the Registrant and Magna Bank, N.A.
                  dated August 15, 1996, including amendments nos. 1 through 3, previously filed as Exhibit 10.13 to the Form S-1 and incorporated herein by reference.

10.8 Indenture of Trust and Loan Agreement, both with the Industrial Development Authority of St. Charles County,
                  Missouri and dated as of September 1, 1990 previously filed as
                  Exhibit 10.14 to the Form S-1 and incorporated herein by reference.

10.9              General Terms Agreement, Special Terms Agreement and Warranty
                  Agreements, between the Registrant and Boeing Seattle previously filed as Exhibit 10.15 to the Form S-1 and incorporated herein by reference.

10.10             Form of Master Order Agreement covering Boeing 777 and 747
                  Programs and Master Order Agreement covering Boeing 737
                  Leading Edge Program, both between the Registrant and Boeing
                  North American, previously filed as Exhibit 10.16 to the Form
                  S-1 and incorporated herein by reference.

10.11 Form of Contract between the Registrant and Boeing Wichita previously filed as Exhibit 10.17 to the Form S-1 and incorporated herein by reference.

10.12             General Conditions (Fixed Price - Non-Governmental) for the
                  G-14/F100 Program, General Conditions for the Wing Stub/Lower
                  45 Program Boeing Model 767 Commercial Aircraft and Form of
                  Master Agreement, all with Vought previously filed as Exhibit
                  10.18 to the Form S-1 and incorporated herein by reference.

10.13+ Amended and Restated 1998 Stock Option Plan, previously filed as Exhibit 10.37 to the Registrant's Form S-8 (File No.
                  333-38090) dated as of May 24, 2000 and incorporated herein by reference.

10.14             General Terms Agreement between Boeing Company and Leonard's
                  Metal, Inc. with Special Business Provision attached, previously filed as Exhibit 10.15 to the Registrant's Form
                  10-Q dated as of November 16, 1998 and incorporated herein by reference.

10.15             Lease Agreement between Mother Goose Corporation and Precise
                  Machine Partners L.L.P. (Leased premises at 2205 and 2215
                  River Hill Road, Irving, Texas) dated August 25, 1998, previously filed as Exhibit 10.24 to the Registrant's Form
                  10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.

10.16+            Employment Agreement effective as of January 24, 2000, between
                  LMI Aerospace, Inc. and Tom D. Baker, previously filed as
                  Exhibit 10.30 to the Registrant's Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

10.17+            Employment Agreement effective as of January 1, 2000, between
                  LMI Aerospace, Inc. and Lawrence E. Dickinson, previously filed as Exhibit 10.32 to the Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

10.18+            Employment Agreement effective as of January 1, 2000, between
                  LMI Aerospace, Inc. and Bradley L. Nelson, previously filed as
                  Exhibit 10.35 to the Form 10-K for the fiscal year ended
                  December 31, 2000, and incorporated herein by reference.


10.19             Fourth Amendment to Loan Agreement dated as of October 30,
                  2000, previously filed as Exhibit 10.37 to the Registrant's
                  Form 8-K dated December 26, 2000 and incorporated herein by reference.

10.20 Fifth Amendment to and Restatement of Loan Agreement dated as of April 2, 2001, previously filed as Exhibit 10.1 to the Registrant's Form 10-Q dated August 9, 2001, and incorporated herein by reference.

10.21+            Employment Agreement between Tempco Engineering, Inc. and
                  Ernest R. Star dated April 2, 2001, filed as exhibit 10.2 to the Registrant's From 10-Q dated August 9, 2001 and incorporated herein by reference.

10.22             Sixth Amendment to Loan Agreement dated as of October 30,
                  2001, filed as Exhibit 10.2 to the Registrant's Form 10-Q dated November 14, 2001, and incorporated herein by reference.

10.23             Business Reformation Agreement between Leonard; Metal, Inc.
                  and Lockheed Martin Aeronautics Company dated September 21,
                  2001, filed as Exhibit 10.1 to the Registrant's Form 10-Q dated November 14, 2001, and incorporated by reference.

10.24+            Employment Agreement effective as of January 1, 2002, between
                  LMI Aerospace, Inc. and Philip A. Lajeunesse, filed as Exhibit
                  10.26 to the Registrant's Form 10-K for the fiscal year ended
                  December 31, 2001, and incorporated herein by reference.

10.25             Lease dated April 2, 2001 by and between Peter Holz and Anna
                  L. Holz Trustees of the Peter and Anna L. Holz Trust dated
                  2/8/89, as to an undivided one-half interest, and Ernest R
                  .Star and Linda Ann Zoettl, Trustees under the Ernest L. Star and Elizabeth H. Star 1978 Trust dated August 25, 1978, as to an undivided one-half interest and Metal Corporation, filed as
                  Exhibit 10.27 to the Registrant's Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

10.26             Lease dated April 2, 2001, between Tempco Engineering, Inc.
                  and Metal Corporation, filed as Exhibit 10.28 to the Registrant's Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

10.27+            Employment Agreement Effective as of January 1, 2002 between
                  LMI Aerospace, Inc. and Robert T. Grah, filed as Exhibit 10.29 to the Registrant's Form 10-K for the fiscal year ended
                  December 31, 2001, and incorporated herein by reference.

10.28+            Employment Agreement Effective as of January 1, 2002 between
                  LMI Aerospace, Inc. and Duane Hahn, filed as Exhibit 10.30 to the Registrant's Form 10-K for the fiscal year ended December
                  31, 2001, and incorporated herein by reference.

10.29+            Employment Agreement Effective as of January 1, 2002 between
                  LMI Aerospace, Inc. and Michael J. Biffignani, filed as
                  Exhibit 10.31 to the Registrant's Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

10.30             Seventh Amendment to and Restatement of Loan Agreement dated
                  November 30, 2001, filed as Exhibit 10.1 to the Registrant's
                  Form 10-Q filed May 15, 2002 and incorporated herein by reference.


10.31             Eighth Amendment to and Restatement of Loan Agreement dated
                  May 15, 2002, filed as Exhibit 10.1 to the Registrant's Form
                  8-K filed May 16, 2002 and incorporated herein by reference.

10.32 Ninth Amendment to Loan Agreement dated June 30, 2002, filed as Exhibit 10.1 to the Registrant's Form 10-Q filed August 14,
                  2002 and incorporated herein by reference.

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

----------

+ Management contract or compensatory plan or arrangement required to be filed as exhibit to this report.