Form 10-Q
period 2003-03-31
LMI AEROSPACE INC
filed 2003-05-15
CIK 1059562

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2003

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No X

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Title of class of                       Number of Shares outstanding
        Common Stock                              as of May 12, 2003
     ------------------                      ----------------------------

Common Stock, par value $.02 per share                8,181,786

                               LMI AEROSPACE, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE FISCAL QUARTER ENDING March 31, 2003

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS (UNAUDITED).

         Condensed Consolidated Balance Sheets as of December 31, 2002 and March 31, 2003

         Condensed Consolidated Statements of Operations for the three months ending March 31, 2002 and 2003

         Condensed Consolidated Statements of Cash Flows for the three months ending March 31, 2002 and 2003

         Notes to Unaudited Condensed Consolidated Financial Statements

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Item 4.  CONTROLS AND PROCEDURES.

                           PART II. OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURE PAGE

EXHIBIT INDEX

                               LMI Aerospace, Inc.
                      Condensed Consolidated Balance Sheets
             (Amounts in thousands, except share and per share data)


                                            December 31,       March 31, 2003
                                                2002            (unaudited)
                                        ----------------------------------------
Assets
Current assets:
   Cash and cash equivalents                  $  1,182          $      596
   Trade accounts receivable, net               11,392              11,600
   Inventories                                  25,181              26,198
   Prepaid expenses                                978               1,253
   Deferred income taxes                         1,389               1,389
   Income taxes receivable                       1,501               2,080
                                        ----------------------------------------
Total current assets                            41,623              43,116

Property, plant, and equipment, net             25,986              25,012
Goodwill, net                                    5,653               5,653
Customer intangible assets, net                  4,267               4,184
Other assets                                       336                 371
                                        ----------------------------------------
                                              $ 77,865            $ 78,336
                                        ========================================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                          $   6,107           $   6,167
   Accrued expenses                              2,846               2,929
   Current installments of long-term
     debt and capital lease
     obligations                                 4,616              11,425
                                        ----------------------------------------
Total current liabilities                       13,569              20,521

Long-term debt and capital lease
   obligations, less current
   installments                                 24,621              19,057
Deferred income taxes                            1,939               1,949
                                        ----------------------------------------
Total long-term liabilities                     26,560              21,006

Stockholders' equity:
 Common stock of $.02 par value;
 authorized 28,000,000 shares;
 issued 8,736,427 at
 December 31, 2002
 and at March 31, 2003                             175                 175
Additional paid-in capital                      26,171              26,171
  Treasury Stock, at cost, 554,641
  and 554,641 shares at
  December 31, 2002 and
  March 31, 2003,
  respectively                                  (2,632)             (2,632)
 Accumulated other comprehensive
   income (loss)                                   (17)                 13
   Retained earnings                            14,039              13,082
                                         ---------------------------------------
Total stockholders' equity                      37,736              36,809
                                         ---------------------------------------
                                              $ 77,865           $  78,336
                                         =======================================

See accompanying notes.


                               LMI Aerospace, Inc.
                 Condensed Consolidated Statements of Operations
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                                    For the Three Months Ended March 31,
                                                                         2002                  2003
                                                                 --------------------------------------------

Net sales                                                             $  17,908             $  20,842
Cost of sales                                                            14,102                18,623
                                                                 --------------------------------------------
Gross profit                                                              3,806                 2,219

Selling, general and administrative expenses                              2,792                 3,310
                                                                 --------------------------------------------
   Income (loss) from operations                                          1,014                (1,091)

Other expense:
    Interest                                                               (262)                 (440)
    Other, net                                                               (9)                    -
                                                                 --------------------------------------------
Income (loss) before income taxes                                           743                (1,531)

Provision for (benefit of) income taxes                                     279                  (574)
                                                                 --------------------------------------------
   Income (loss) before cumulative effect of change in                                           (957)
   accounting principle                                                     464
Cumulative effect of change in accounting  principle, net of
   income tax benefit of $663                                             1,104                     -
                                                                 --------------------------------------------
Net loss                                                                $  (640)               $ (957)
                                                                 ============================================

Amounts per common share basic and dilutive:
Income (loss) before cumulative effect of change in accounting
   principle                                                             $ 0.06               $ (0.12)
Cumulative effect of change in accounting principle                       (0.14)                   -
                                                                 --------------------------------------------
Net loss per common share                                               $ (0.08)              $ (0.12)
                                                                 ============================================

Weighted average common shares outstanding                            8,023,930             8,181,786
                                                                 ============================================

Weighted average common shares outstanding -
  assuming dilution                                                   8,146,983             8,181,786
                                                                 ============================================


See accompanying notes.



                               LMI Aerospace, Inc.

                      Consolidated Statements of Cash Flows
                             (Amounts in thousands)
                                  (Unaudited)

                                                               For the Three Months Ended March 31.
                                                                   2002                     2003
                                                        ----------------------------------------------------
Operating activities
Net loss                                                           $ (640)                  $ (957)
Adjustments to reconcile net loss to
   net cash provided by operating activities:
     Depreciation and amortization                                    980                    1,219
     Goodwill impairment charges                                    1,104                        -
     Changes in operating assets and liabilities:
         Trade accounts receivable                                 (1,793)                    (210)
         Inventories                                                 (585)                  (1,016)
         Prepaid expenses and other assets                           (613)                    (326)
         Income taxes                                                 (25)                    (611)
         Accounts payable                                             876                       60
         Accrued expenses                                            (196)                     125
                                                       ----------------------------------------------------
Net cash used by operating activities                                (892)                  (1,716)

Investing activities
Additions to property, plant, and equipment                          (480)                    (416)
Proceeds from sale of equipment                                         -                      301
                                                        ----------------------------------------------------
Net cash used by investing activities                                (480)                    (115)

Financing activities
Net borrowings (repayments) on revolving line of credit              (596)                   2,583
Principal payments on long-term debt                                    -                   (1,338)
Treasury stock transactions, net                                       16                        -
                                                        ----------------------------------------------------
Net cash from (used by) financing activities                         (580)                   1,245

Net decrease in cash and cash equivalents                          (1,952)                    (586)
Cash and cash equivalents, beginning of year                        4,645                    1,182
                                                        ----------------------------------------------------
Cash and cash equivalents, end of quarter                       $   2,693               $      596
                                                        ====================================================


See accompanying notes.


                               LMI Aerospace, Inc.
              Notes to Condensed Consolidated Financial Statements
         (Dollar amounts in thousands, except share and per share data)
                                   (Unaudited)
                                 March 31, 2003

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the SEC.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock-Based Compensation

The Company accounts for its stock based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations and provides the pro forma disclosure provisions of Statements of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123") and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS No. 148"). Accordingly, no compensation cost has been recognized for stock options granted at fair market value. Had the Company determined compensation cost based on the fair value at the grant date under SFAS No. 123, net income and earnings per share amounts would have been as follows:

                               LMI Aerospace, Inc.
              Notes to Condensed Consolidated Financial Statements
         (Dollar amounts in thousands, except share and per share data)
                                   (Unaudited)
                                 March 31, 2003



                                            Three Months Ended March 31,
                                               2002               2003
                                        ---------------------------------------

 Net loss                                     $  (640)           $  (957)
    Total stock based employee
    compensation expense determined
    under fair value based method,
    net of tax effect                             (16)               (14)
                                        ---------------------------------------
    Pro forma net loss                        $  (656)           $  (971)
                                        =======================================

 Net loss per common share
    As reported                                (0.08)             (0.12)
    Pro forma                                  (0.08)             (0.12)


2. Acquisitions

Versaform

On May 16, 2002, the Company acquired all of the outstanding stock of Versaform Corporation and BC 541775, Ltd., a holding company that owned 100% of the common stock of Versaform Canada Corporation (collectively, "Versaform") for approximately $11,787 consisting of cash and a note payable of $ 1,300. Versaform forms large sheet metal and extrusion components predominantly for the corporate, regional, and military aerospace markets from two facilities in Oceanside, California and one facility in Langley, British Columbia, Canada. The acquisition was accounted for as a purchase business combination and the results of operations are included in the Company's financial statements after May 16, 2002.

Based on the terms of the purchase agreement, the Company is obligated to pay additional consideration if sales to a specific customer exceed certain annual thresholds over the three years following the acquisition. As of March 31, 2003, sales to the specific customer did not meet these thresholds and is not expected to meet the thresholds for the remainder of the three year contingency period. The purchase agreement allows for certain adjustments to the purchase price for reimbursement of working capital existing at the closing date, for which the Company has filed a claim and recorded a receivable from the seller of $196. The Company expects to resolve the purchase price adjustment during 2003.

3.  Goodwill and Intangibles

The Company adopted Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangibles ("SFAS No. 142") on January 1, 2002, and performed its transitional impairment test of goodwill. The Company concluded in 2002 that its business was comprised of two reporting segments, Sheet Metal and Machining and Technology (see Note 6 to the Consolidated Financial Statement). The Company further concluded that its reporting segments constituted reporting units under SFAS No. 142. The Company determined that the carrying value of its Sheet Metal segment exceeded its fair value, which indicated potential impairment of the Sheet Metal segment's goodwill of $1,767. The Company engaged valuation experts to assist in performing a review of the fair value of the Sheet Metal segment's tangible and intangible assets, including goodwill, as of January 1, 2002. Based upon the valuation completed in the fourth quarter of 2002, relying primarily on a discounted cash flow valuation technique, the Company recorded a $1,767 charge ($1,104 net of tax) for the impairment of the Sheet Metal segment's goodwill. The charge is reflected as the cumulative effect of adopting the new accounting standard as of January 1, 2002.

Goodwill at December 31, 2002 and March 31, 2003 relates to the Machining and Technology segment.

                               LMI Aerospace, Inc.
            Notes to Consolidated Financial Statements - (Continued)
         (Dollar amounts in thousands, except share and per share data)
                                  (Unaudited)
                                 March 31, 2003

4. Inventories

Inventories consist of the following:


                                          December 31,       March 31, 2003
                                              2002
                                      ----------------------------------------


Raw materials                                 $ 4,469         $  4,462
Work in process                                 5,576            5,449
Finished goods                                  15,136          16,287
                                      ----------------------------------------
                                             $ 25,181         $ 26,198
                                      ========================================



During the second half of 2002 and the first quarter of 2003, the Company encountered production difficulties and inefficiencies on new programs with two significant customers due to several factors including inadequate tooling, poor performance of a critical subcontractor, and changes in customer acceptance criteria. The Company recorded a lower of cost or market reserve on work in process primarily related to these programs of $1,957 at December 31, 2002, including costs to complete of $696. The Company has presented claims for certain costs incurred and has requested re-pricing of several components. As the claim has not been accepted or approved by the customer, no claim recovery has been recorded in the March 31, 2003 financial statement. At March 31, 2003, the Company had lower of cost on market reserves of $1,608 primarily related to these programs.


5.  Long-Term Debt and Revolving Line of Credit

Long-term debt and revolving line of credit consists of the following:


                                                                        December 31,          March 31,
                                                                            2002                 2003
                                                                     -----------------------------------------

  Term Loans:
    Tempco                                                                $ 11,705            $ 11,197
    Versaform                                                               10,738              10,345
  Revolving line of credit                                                   4,417               7,000
  Note payable to Director, principal and interest payable
     monthly at 7%                                                           1,003                 939
  Notes payable, principal and interest payable monthly, at
     fixed rates, ranging from 6.99% to 10.00%                               1,212                 950
  Capital lease obligations                                                    162                  51
                                                                     -----------------------------------------
                                                                            29,237              30,482
  Less current installments                                                  4,616              11,425
                                                                     -----------------------------------------
                                                                          $ 24,621            $ 19,057
                                                                     =========================================

                               LMI Aerospace, Inc.
            Notes to Consolidated Financial Statements - (Continued)
         (Dollar amounts in thousands, except share and per share data)
                                  (Unaudited)
                                 March 31, 2003

The Company has a loan agreement ("Loan Agreement") with Union Planters Bank, NA. The Loan Agreement consists of a revolving line of credit ("Revolver"), a term loan to finance the purchase of Tempco ("Tempco Term Loan"), and a term loan to finance the purchase of Versaform ("Versaform Term Loan"). The Company's Loan Agreement is secured by all the domestic assets of the Company and requires compliance with certain non-financial and financial covenants including minimum levels of EBITDA and tangible worth.

On April 14, 2003, the Company obtained a waiver of covenant violations at December 31, 2002 and an amendment to the Loan Agreement. The amended Loan Agreement extended the maturity of the line of credit to January 2004, increased the capacity under the line of credit by $3 million and the interest rate by ..25% and eased the quarterly financial covenant requirements through December 31, 2003.

The Company's Revolver allows for a $10,000 line of credit, subject to a borrowing base calculation, to fund various corporate needs. Interest is payable monthly based on a quarterly cash flow leverage calculation and the LIBOR rate at March 31, 2003. This facility matures in January 2004. The credit facility prohibits the payment of cash dividends on common stock without the prior written consent of Union Planter. The Company had $7,000 outstanding under this line at March 31, 2003 at an interest rate of 3.59%.

The Company drew $14,250 on the Tempco Term Loan on April 2, 2001. The Tempco Term Loan requires monthly principal and interest payments over three years using a seven year amortization and bears interest at ninety day LIBOR plus 3%, subject to a cap of 8.5% and a floor of 7.0%. The interest rate was 7.0% at March 31, 2003. The Company has not drawn upon the additional funding of the Tempco Term Loan as of March 31, 2003.

The Versaform Term Loan was issued for $11,000 on May 14, 2002. The Versaform Term Loan requires monthly principal and interest payments over three years using a seven year amortization and bears interest at the ninety day LIBOR plus 3%. The interest rate was 4.3% at March 31, 2003.

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

6. Business Segment Information

As set forth in the criteria of statement of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, ("SFAS No. 131"), the Company is organized into two reportable segments: Sheet Metal and Machining and Technology. The Sheet Metal segment fabricates, finishes, and integrates close tolerance aluminum and specialty alloy components primarily for the aerospace industry. The Machining and Technology segment machines close tolerance aluminum and specialty alloy components for the aerospace, semiconductor, and medical products industries.

                               LMI Aerospace, Inc.
            Notes to Consolidated Financial Statements - (Continued)
         (Dollar amounts in thousands, except share and per share data)
                                  (Unaudited)
                                 March 31, 2003


The table below presents information about reported segments for quarters ended March 31, on the basis used internally to evaluate segment performance:


                                              Three Months Ended March 31,
                                                2002               2003
                                         ---------------------------------------
Net sales:
   Sheet Metal                                $ 12,154           $ 17,164
   Machining and Technology                      5,754              3,678
                                         ---------------------------------------
                                              $ 17,908           $ 20,842
                                         =======================================
Income (loss) before income taxes:
    Sheet Metal                               $   (235)          $ (1,506)
    Machining and Technology                       978                (25)
                                         ---------------------------------------
                                              $    743           $ (1,531)
                                         =======================================



Upon adoption of SFAS No. 142 on January 1, 2002, the Company recorded a $1,767 charge ($1,104 net of tax) for the impairment of the Sheet Metal segment's goodwill. (See Note 3)

7. Comprehensive Loss

Comprehensive loss includes adjustments to net loss for the decrease in the fair value of available-for-sale securities deemed not to be other than temporary and the change in foreign currency translations, is as follows:


                                          --------------------------------------
                                               Three Months Ended March 31,
                                                 2002               2003
                                          --------------------------------------

Net loss                                    $ (640)             $ (957)
Other comprehensive income (loss):
     Unrealized loss on investments           (115)                  -
     Foreign currency translation
     adjustments                                 -                  31
                                          --------------------------------------
Comprehensive loss                          $ (755)             $ (926)
                                          ======================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. LMI Aerospace, Inc. (the "Company") makes forward-looking statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this report on Form 10-Q, which represent the Company's expectations or beliefs about future events and financial performance. When used in this report, the words "expect," "believe," "anticipate," "goal," "plan," "intend," "estimate," "may," "will" or similar words are intended to identify forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, including those referred to in the "Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on April 15, 2003.

In light of these risks, uncertainties, and assumptions, the forward-looking events discussed may not occur. In addition, actual results could differ materially from those suggested by the forward-looking statements. Accordingly, investors are cautioned not to place undue reliance on the forward-looking statements. Except as required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Investors should, however, review additional disclosures made by the Company from time to time in its periodic filings with the Securities and Exchange Commission.

This Quarterly Report on Form 10-Q should be read completely and with the understanding that the Company's actual future results may be materially different from what the Company expects. All forward-looking statements made by the Company in this Form 10-Q and in the Company's other filings with the Securities and Exchange Commission are qualified by these cautionary statements.

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions (see Note 1 to the consolidated financial statements). The Company believes that certain significant accounting policies have the potential to have a more significant impact on the financial statements either because of the significance of the financial statements to which they relate or because they involve a higher degree of judgment and complexity. A summary of such critical accounting policies can be found in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

OVERVIEW

The Company is a leader in fabricating, machining, finishing and integrating formed, close tolerance aluminum and specialty alloy components and sheet metal products for use by the aerospace, technology and commercial sheet metal industries. Aerospace components manufactured by the Company include leading edge wing slats, flaps and lens assemblies; cockpit window frame assemblies; fuselage skins and supports; and passenger and cargo door frames and supports. The Company manufactures more than 20,000 aerospace components for integration into a variety of civilian and military aircraft platforms manufactured by leading original equipment manufacturers and prime subcontractors. In addition, the Company produces components and assemblies for laser equipment used by semiconductor and medical equipment manufacturers in the technology industry. The Company also produces sheet metal products for various companies in the commercial sheet metal industry. In addition to manufacturing quality components, the Company provides its customers with value-added services related to the design, production and finishing of its components.

Historically, the Company's business was primarily dependent on the commercial aircraft market, with Boeing as the Company's principal customer. In order to diversify its products and customer base, the Company implemented an acquisition and marketing strategy in the late 1990's that has broadened the number of industries to which the Company sells its components, and, within the aerospace industry, diversified its customer base to reduce the Company's dependence on Boeing. The following table illustrates the Company's sales for the first quarter of the 2003 fiscal year as compared to the first quarter of the 2002 fiscal year.

 Market                                     1st Qtr 2002        1st Qtr 2003
                                             % of Total          % of Total
                                         ------------------ --------------------

  Commercial Aircraft                             37.4%                25.1%
  Corporate and regional aircraft                 10.6%                29.7%
  Military products                               25.6%                21.4%
  Technology products                             15.9%                12.2%
  Other (1)                                       10.5%                11.6%
                                          ------------------ -------------------
  Total                                          100.0%               100.0%
                                          ================== ===================


  (1)  Includes commercial sheet metal and various aerospace products.


Beginning in 2001, the Company began an aggressive acquisition campaign that resulted in the consummation of four transactions through 2002. In April 2001, the Company acquired Tempco Engineering Inc. ("Tempco") and its affiliates, which expanded the Company's aerospace product line and introduced the Company to the technology industry. On May 16, 2002, the Company acquired Versaform Corporation ("Versaform") and its affiliates, on June 12, 2002, Stretch Forming Corporation ("SFC") and on September 30, 2002, Southern Stretch Forming and Fabrication, Inc. ("SSFF"). The Versaform acquisition significantly increased the Company's presence in the corporate and regional aircraft market, while adding some military products to the Company's product line. The SFC acquisition further supplemented the Company's military product line. Finally, the Company's acquisition of SSFF increased the Company's business in the corporate and regional market.

Tempco operates and is managed as an autonomous unit, and accordingly as a business segment separate from the Company's other businesses. The Tempco business, which sells machined components to both the aerospace and technology industries, is referred to in this discussion as the Machining and Technology Segment and the Company's other businesses are referred to as the Sheet Metal Segment.

RESULTS OF OPERATIONS

Quarter Ended March 31, 2003 compared to March 31, 2002

Sheet Metal Segment

Net Sales. Net sales for the first quarter of 2003 were $17.2 million, an increase of 41.0% from $12.2 million in the same quarter of 2002. The acquisition of Versaform in May 2002 added $3.7 million. Excluding the effect of this acquisition, the Sheet Metal segment generated net sales of $13.5 million in the first quarter of 2003, an increase of 10.7% from 2002.

Net sales for use on Boeing commercial aircraft, excluding the acquisition of Versaform, were $4.9 million in 2003, a decrease of 26.9% from $6.7 million in 2002. This decline is due to production rate declines and inventory management at Boeing and its prime subcontractors.

The segment's net sales to the corporate and regional aircraft market were $6.1 million in 2003, an increase of 221.1% from $1.9 million in 2002. This increase in net sales was predominantly driven by shipments of product for use on Gulfstream aircraft of $4.7 million in 2003, up 261.5% from $1.3 million in 2002. The acquisition of Versaform added $2.1 million in net sales to Gulfstream. Excluding the acquisition of Versaform, net sales for use on Gulfstream aircraft were $2.6 million in 2003, an increase of 100.0% from 2002. The increase is attributable to orders the Company received in the second quarter of 2002 resulting from Gulfstream's decision to close its Bethany, Oklahoma facility. Subsequent to the end of the quarter, Gulfstream announced a four-week shut-down of its initial phase of manufacturing operations in Savannah, Georgia beginning June 30, 2003 as a result of decreased demand. The Company expects that sales volume to Gulfstream will be reduced as a result of this plant shutdown, but has not received sufficient information to estimate the impact this event will have on future operations.

Net sales of product used in military products were $3.7 million in 2003, an increase of 54.2% from $2.4 million in 2002. The acquisition of Versaform contributed $0.4 million of this increase, principally on a refurbishment program for the B-52. Excluding the acquisition, the Company's net sales for Lockheed Martin's F-16 and C-130 aircraft were $2.7 million in 2003, up from $2.1 million in 2002.

Gross Profit. The Sheet Metal segment generated gross profit of $1.6 million (9.3% of net sales) in 2003 compared to $2.2 million (18.0% of net sales) in 2002. The acquisition of Versaform provided $0.9 million (24.3% of Versaform's net sales) of gross profit. The decline in gross profit excluding the acquisition is attributable to continued difficulties with certain products used in military and corporate and regional aircraft. The Company is negotiating the re-pricing of certain products and a claim for excess costs incurred to produce certain military products. At this time negotiations have not reached a stage that would allow the Company to record the benefit of any recovery for either re-pricing or the claim. The Company has begun discussions with a customer in the corporate and regional market to cease production of certain components or change both the pricing and scope of work performed.

Selling,   General   and   Administrative   Expenses.   Selling,   general   and
administrative expenses were $2.9 million in 2003, an increase of 16.0% from $2.5 million in 2002. The acquisition of Versaform added $0.6 million in 2003.

Interest Expense. Interest expense for the segment in the first quarter of 2003 was $0.2 million. This expense resulted primarily from debt issued to acquire Versaform. There was no interest expense for the segment in 2002.

Machining and Technology Segment

Net Sales. Net sales from the Machining and Technology segment were $3.7 million in 2002 compared to $5.8 million in 2002, a decline of 36.2%. Net sales for use on military platforms were $0.7 million in 2003, down from $2.2 million in 2002. Reductions in orders and scope of work performed for Northrop Grumman combined with a reduction of orders for helicopter products created this decrease in net sales.

Additionally, sales for use in excimer laser applications were $2.5 million, down approximately $0.3 million from the prior year. Based upon current order patterns, the Company expects reduced demand from the excimer laser equipment market this year.

Gross Profit. The segments gross profit was $0.6 million (16.2% of net sales) in 2003, down from $1.6 million (27.6% of net sales). This decrease was due primarily to lower labor efficiency and an inability to cover the fixed costs of the segment on reduced net sales.

Selling,   General   and   Administrative   Expenses.   Selling,   general   and
administrative expenses were $0.4 million in 2003, up from $0.3 million in 2002. This increase is primarily the result of increased payroll cost.

Interest Expense. Interest expense was consistent at $0.2 million for both 2002 and 2003. The interest is related to a term note issued to purchase the assets of Tempco.

Non-Operating Expenses

Income Taxes. The income tax benefit in the first quarter of 2003 was $0.6 million compared to an expense of $0.3 million in 2002. During the first quarter of 2003, the Company's effective tax rate was 38.5% compared to 37.4% in 2001. The increase in effective tax rate is predominantly attributable to higher state income tax obligations caused by the acquisition of Versaform.

Cumulative Effect of Change in Accounting Principle. Effective January 1, 2002, the Company adopted SFAS No. 142, under which goodwill will no longer be amortized but instead be tested for impairment. The Company completed the required transitional impairment test and recorded a $1,767 charge ($1,104 net of tax) for the impairment of the Sheet Metal segments goodwill as of January 1, 2002. See Note 3 to the Consolidated Financial Statements included as part of this Form 10-Q for further information.

Liquidity and Capital Resources

The Company's operations used $1.7 million of cash in the first quarter of 2003. Working capital, excluding cash, increased by $1.9 million while depreciation and amortization was $1.2 million. The Company experienced a net loss of $1.0 million in the quarter.

The Company purchased $0.4 million of property, plant and equipment during the first quarter of 2003. These purchases were primarily for a computerized mill and lathe. The Company is on pace to comply with its loan covenant in its bank credit agreement requiring the Company not to exceed capital expenditures of $2.3 million in 2003.

As disclosed in the Company's Annual Report on Form 10-K, the net losses experienced by the Company in 2002 caused the Company to violate certain restrictive financial covenants in its bank credit agreement with its primary lender during the fourth quarter. Additionally, subsequent to year end, the Company exhausted its available borrowings under its revolving credit facility of $7.0 million, peaking at $7.5 million. The Company provided forecasts of operations and cash flows to the bank and, in April 2003, negotiated revised covenants, secured an increase in its revolving credit facility to $10.0 million, subject to a borrowing base calculation, and extended the maturity date of the revolving credit facility to January 5, 2004. As a part of the negotiations, the bank also required an increase in the interest rate on the revolving credit facility of 0.25%, restrictions on capital expenditures, and a fee of $25,000. Additionally, the bank required the Company to retain a financial consultant to work with management to analyze operations and cash management. The Company has since hired a financial consultant and this analysis is underway. Independently, in the second quarter of 2003, the Company has undertaken a plan to reduce operating expenses at all facilities with primary emphasis on the St. Charles facility. These immediate cost savings include reductions in overtime worked and controllable expenses. Management will submit a plan for improving operating performance to the bank by June 15, 2003. This plan may include, but is not limited to, headcount reductions, downsizing or closing of facilities, and elimination of or reduction in specific customers or production processes. The Company has $6.2 million outstanding on the revolving credit facility as of May 13, 2002.

Based on forecasted operating results and cash flows, management believes that cash flow from operations and the expanded capacity under the Revolving Credit Agreement, as described in Note 5 of the Consolidated Financial Statements, will be adequate to fund the Company's operations in 2003. The forecasted operating results and cash flows are dependent on management's ability to improve performance in the St. Charles plant and accomplish certain expected reductions in operating expenses. While management believes this forecast is achievable, to the extent that management does not improve operating performance and reduce expenses, the Company may have to seek alternative sources of financing. There can be no assurances that the Company can obtain alternative financing on reasonable and acceptable terms.

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

The Company's outstanding credit facility carries an interest rate that varies in accordance with LIBOR. The Company is subject to potential fluctuations in its debt service as LIBOR changes. Based on the amount of the Company's outstanding debt as of March 31, 2003, a hypothetical 1% change in the interest rate of the Company's outstanding credit facility would result in a change in annual interest expense of approximately $0.3 million.

The Company's potential exposure to interest rate market risk recently increased due to the Company and the Company's primary lender entering into an amendment to the Company's outstanding credit facility on April 15, 2003. This amendment to the Company's credit facility, among other things, (i) provided for an increase in the Company's available line of credit under the credit facility from a maximum of $7,000,000 to $10,000,000, subject to borrowing base calculations, and (ii) increased the applicable interest rate on the Company's borrowings under its line of credit by 0.25%.

Item 4.  Controls and Procedures.

Within the 90 day period prior to the filing date of this report, the Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 (c) and 15d-14 (c) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in all material respects in ensuring that material information required to be disclosed in the periodic reports the Company files with the Securities and Exchange Commission is recorded, processed, summarized and reported in a timely manner.

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

The  following   ongoing   initiatives  have  been  undertaken  to  correct  the
deficiencies in internal controls noted above:

o The Company has initiated a project to examine its inventory policies, document controls and procedures in a written manual, and conform practices at all of its operating units. This project will be incorporated into the analysis of internal controls as established under Sarbanes-Oxley Section 404.

o Corporate oversight of the controls and procedures in place over inventory has been increased and staffing will be added.

o Management has completed the necessary account analysis and review prior to finalizing inventory valuation in its March 31, 2003 financial statements.

Management, including the Chief Executive Officer and Chief Financial Officer, believes the results of the corrective actions begun by the Company in April 2003 as outlined above will be effective in addressing the significant deficiencies in internal controls over inventory. Subsequent to the date of the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that there were no other significant changes in internal controls.

                                     PART II

                                OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

(a)      Exhibits:

         Exhibit Number             Description

              99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Statement of the Chief Executive Officer.

              99.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002. Statement of the Chief Financial Officer.

(b) The Company did not file any reports on Form 8-K during the quarter ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   LMI AEROSPACE, INC.


Date: May 15, 2003                 By: /s/ Lawrence E. Dickinson
                                      ----------------------------------------
                                       Lawrence E. Dickinson
                                       Chief Financial Officer and Secretary

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



Date: May 15, 2003                    /s/ Ronald S. Saks
                                      -------------------------------------
                                      Ronald S. Saks
                                      Chief Executive Officer and President

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



Date: May 15, 2003                    /s/ Lawrence E. Dickinson
                                      -------------------------------------
                                      Lawrence E. Dickinson
                                      Chief Financial Officer and Secretary

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

                                                                    Exhibit 99.1


                               LMI AEROSPACE, INC.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of LMI Aerospace, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald S. Saks, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 15, 2003



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

                                                                    Exhibit 99.2

                               LMI AEROSPACE, INC.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of LMI Aerospace, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Lawrence E. Dickinson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 15, 2003



    This certification is made solely for purposes of 18 U.S.C. Section 1350, and not for any other purpose.