Form 10-K/A
period 2002-12-31
LMI AEROSPACE INC
filed 2003-05-29
CIK 1059562

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-K/A
                               (Amendment No. 1)

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

                                EXPLANATORY NOTE

LMI Aerospace, Inc. (the "Company") hereby amends its Annual Report on Form 10-K for the year ended December 31, 2002 (the "Form 10-K") by correcting an addition error contained in the Company's Consolidated Balance Sheets included as part of
Item 8 to the Form 10-K. In particular, the Company is hereby amending the Consolidated Balance Sheet to properly indicate that the Company's total long-term liabilities as of December 31, 2002 were $26,560,000, rather than $16,560,000. As required under SEC rules, this Amendment sets forth the complete text of "Item 8. Financial Statements and Supplementary Data" as amended.

In addition, the Company also amended the Exhibit Index contained in the Form 10-K to indicate that Exhibit 3.3 was previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

This Amendment continues to speak as of the date of the Form 10-K, and the Company has not updated the disclosure in this Amendment to speak to any later date.

                                TABLE OF CONTENTS

Item No.                                                                                                  Page
--------                                                                                                  ----

                                                    PART II

8        Financial Statements and Supplementary Data                                                         1

                                                    PART IV

15       Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                   25

Signatures                                                                                                  26

Certifications                                                                                              27

Exhibit Index                                                                                               29

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following financial statements are included in Item 8 of this report:

             Financial Statement                                                            Page
             -------------------                                                            ----

             Report of Independent Auditors                                                    2
             Consolidated Balance Sheets as of December 31, 2001 and 2002                      3
             Consolidated Statements of Operations for the Years Ended
                  December 31, 2000, 2001 and 2002                                             4
             Consolidated Statements of Stockholders' Equity for the Years
                  Ended December 31, 2000, 2001 and 2002                                       5
             Consolidated Statements of Cash Flows for the Years Ended
                  December 31, 2000, 2001 and 2002                                             6
             Notes to Consolidated Financial Statements                                        7

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



                                                /s/ Ernst & Young LLP

St. Louis, Missouri
April 15, 2003

                               LMI Aerospace, Inc.
                           Consolidated Balance Sheets
             (Amounts in thousands, except share and per share data)

                                                                                DECEMBER 31
                                                                           2001              2002
                                                                       ------------      ------------
ASSETS
Current assets:
  Cash and cash equivalents                                            $      4,645      $      1,182
  Investments                                                                   643                --
  Trade accounts receivable, net of allowance of $64 in 2001
    and $334 in 2002                                                          6,285            11,392
  Inventories                                                                23,045            25,181
  Prepaid expenses                                                              787               978
  Deferred income taxes                                                         886             1,389
  Income taxes receivable                                                        --             1,501
                                                                       ------------      ------------
Total current assets                                                         36,291            41,623

Property, plant, and equipment, net                                          24,014            25,986
Goodwill                                                                      7,420             5,653
Customer intangible assets, net                                                  --             4,267
Other assets                                                                    277               336
                                                                       ------------      ------------
                                                                       $     68,002      $     77,865
                                                                       ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                     $      3,547      $      6,107
  Accrued expenses                                                            2,659             2,846
  Current installments of long-term debt and capital lease
    obligations                                                               2,334             4,616
                                                                       ------------      ------------
Total current liabilities                                                     8,540            13,569
Long-term debt and capital lease obligations, less current
   installments                                                              12,621            24,621
Deferred income taxes                                                         1,192             1,939
                                                                       ------------      ------------
Total long-term liabilities                                                  13,813            26,560

Stockholders' equity:
  Common stock of $.02 par value; authorized 28,000,000
     shares; 8,734,422 and 8,736,427 shares issued in
     2001 and 2002, respectively                                                175               175
  Preferred stock; authorized 2,000,000 shares; none
     issued                                                                      --                --
  Additional paid-in capital                                                 26,171            26,171
  Treasury stock, at cost, 716,676 and 554,641 shares in 2001
     and 2002, respectively                                                  (3,402)           (2,632)
  Accumulated other comprehensive loss                                           --               (17)
  Retained earnings                                                          22,705            14,039
                                                                       ------------      ------------

Total stockholders' equity                                                   45,649            37,736
                                                                       ------------      ------------
                                                                       $     68,002      $     77,865
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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Charles and State of Missouri on the 28th day of May, 2003.

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

Signature                                                 Title                                Date

/s/ Ronald S. Saks
-----------------------------------          Chief Executive Officer,                     May 28, 2003
Ronald S. Saks                               President, and Director


/s/ Joseph Burstein
-----------------------------------          Chairman of the Board, and                   May 28, 2003
Joseph Burstein                              Director


/s/ Lawrence E. Dickinson                    Chief Financial Officer and                  May 28, 2003
-----------------------------------          Secretary
Lawrence E. Dickinson


/s/ Duane Hahn                               Vice President, Regional                     May 28, 2003
-----------------------------------          Manager and Director
Duane Hahn


/s/ Sanford S. Neuman                        Assistant Secretary and                      May 28, 2003
-----------------------------------          Director
Sanford S. Neuman


/s/ Thomas Unger                             Director                                     May 28, 2003
-----------------------------------
Thomas Unger


                                             Director
-----------------------------------
Brian D. Geary

                                 CERTIFICATIONS


         I, Ronald S. Saks, certify that:

         1. I have reviewed this annual report on Form 10-K as amended of LMI Aerospace, Inc.;

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


Date: May 28, 2003                       /s/ Ronald S. Saks
                                           -------------------------------------
                                           Ronald S. Saks
                                           Chief Executive Officer and President

                                 CERTIFICATIONS


         I, Lawrence E. Dickinson, certify that:

         1. I have reviewed this annual report on Form 10-K as amended of LMI Aerospace, Inc.;

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

Date: May 28, 2003                       /s/ Lawrence E. Dickinson
                                           -------------------------------------
                                           Lawrence E. Dickinson
                                           Chief Financial Officer and Secretary

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

3.3 Amendment to Restated Articles of Incorporation dated as of July 9, 2001 previously filed as Exhibit 3.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

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