Form 10-Q
period 2003-06-30
LMI AEROSPACE INC
filed 2003-08-14
CIK 1059562

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2003

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No _X_

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Title of class of Common Stock            Number of Shares outstanding
                                                   as of August 14, 2003

   Common Stock, par value $.02 per share                8,181,786

                               LMI AEROSPACE, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                   FOR THE FISCAL QUARTER ENDING JUNE 30, 2003

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

         Condensed Consolidated Balance Sheets as of December 31, 2002 and June 30, 2003

         Condensed Consolidated Statements of Operations for the three months ending and the six months ending June 30, 2002 and 2003

         Condensed Consolidated Statements of Cash Flows for the six months ending June 30, 2002 and 2003

         Notes to Unaudited Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Item 4.  Controls and Procedures.

                           PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

Item 6.  Exhibits and Reports on Form 8-K.


SIGNATURE PAGE

EXHIBIT INDEX

                               LMI Aerospace, Inc.
                           Consolidated Balance Sheets
             (Amounts in thousands, except share and per share data)


                                                                      December 31,       June 30, 2003
                                                                          2002            (unaudited)
                                                                  -----------------------------------------

Assets
Current assets:
   Cash and cash equivalents                                            $  1,182            $  1,650
   Trade accounts receivable, net                                         11,392               8,022
   Inventories                                                            25,181              27,116
   Prepaid expenses                                                          978               1,183
   Deferred income taxes                                                   1,389               1,389
   Income taxes receivable                                                 1,501               1,908
                                                                  -----------------------------------------
                                                                  -----------------------------------------
Total current assets                                                      41,623              41,268

Property, plant, and equipment, net                                       25,986              24,145
Goodwill, net                                                              5,653               5,653
Customer intangible assets, net                                            4,267               3,993
Other assets                                                                 336                 168
                                                                  -----------------------------------------
                                                                        $ 77,865           $  75,227
                                                                  =========================================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                    $   6,107            $  4,783
   Accrued expenses                                                        2,846               2,400
   Current installments of long-term debt and capital lease
     obligations                                                           4,616              11,987
                                                                  -----------------------------------------
Total current liabilities                                                 13,569              19,170

Long-term debt and capital lease obligations, less current
   installments                                                           24,621              17,982
Deferred income taxes                                                      1,939               1,964
                                                                  -----------------------------------------
Total long-term liabilities                                               26,560              19,946

Stockholders' equity:
   Common stock of $.02 par value; authorized 28,000,000
     shares; issued 8,736,427 at December 31, 2002 and
     at June 30, 2003                                                        175                 175
   Additional paid-in capital                                             26,171              26,171
   Treasury Stock, at cost, 554,641 and 554,641 shares at
     December 31, 2002 and June 30, 2003, respectively                    (2,632)             (2,632)
   Accumulated other comprehensive income (loss)                             (17)                 56
   Retained earnings                                                      14,039              12,341
                                                                  -----------------------------------------
Total stockholders' equity                                                37,736              36,111
                                                                  -----------------------------------------
                                                                        $ 77,865           $  75,227
                                                                  =========================================


See accompanying notes.


                               LMI Aerospace, Inc.
                      Consolidated Statements of Operations
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                                  For the Three Months Ended      For the Six Months Ended
                                                                           June 30,                         June 30,
                                                                  2002              2003               2002           2003
                                                            --------------------------------------------------------------------

Net sales                                                        $  20,355         $  18,865        $  38,263     $  39,707
Cost of sales                                                       16,258            16,436           30,360        35,059
                                                            --------------------------------------------------------------------
Gross profit                                                         4,097             2,429            7,903         4,648

Selling, general and administrative expenses                         3,048             3,249            5,840         6,559
                                                            --------------------------------------------------------------------
   Income (loss) from operations                                     1,049              (820)           2,063        (1,911)

Other income (expense):
    Interest                                                          (330)             (387)            (592)         (827)
    Other, net                                                          20                30               11            29
                                                            --------------------------------------------------------------------
Income (loss) before income taxes                                      739            (1,177)           1,482        (2,709)

Provision for (benefit of) income taxes                                277              (438)             556        (1,012)
                                                            --------------------------------------------------------------------
   Income (loss) before cumulative effect of change in                                  (739)                        (1,697)
   accounting principle                                                462                                926
Cumulative effect of change in accounting  principle, net
   of income tax benefit of $663                                         -                 -            1,104            -
                                                            --------------------------------------------------------------------
Net income (loss)                                                  $   462           $  (739)         $  (178)     $  (1,697)
                                                            ====================================================================

Amounts per common share:
   Income (loss) before cumulative effect of change in                                                                          1)
   accounting principle                                            $  0.06          $  (0.09)        $  0.12             $  (0.2
Cumulative effect of change in accounting principle                   -                   -            (0.14)              -
                                                            --------------------------------------------------------------------
Net income (loss) per common share                                 $  0.06          $  (0.09)        $ (0.02)       $
                                                                                                                (0.21)
                                                            ====================================================================

Amounts per common share - assuming dilution:
   Income (loss) before cumulative effect of change
   in accounting principle                                          $  0.06         $  (0.09)        $   0.11      $  (0.21)
Cumulative effect of change in accounting principle                      -                -         $  (0.13)            -
                                                            --------------------------------------------------------------------
Net income (loss) per common share - assuming dilution                             $  (0.09)                       $  (0.21)
                                                                   $  0.06                          $  (0.02)
                                                            ====================================================================

                                                            ====================================================================
Weighted average common shares outstanding                       8,040,529         8,181,786       8,032,275      8,181,786
                                                            ====================================================================
Weighted average common shares outstanding -
   assuming dilution                                             8,201,064         8,181,786       8,174,069      8,181,786
                                                            ====================================================================


See accompanying notes.



                               LMI Aerospace, Inc.
                      Consolidated Statements of Operations
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                                For the Six Months Ended June 30,
                                                                   2002                     2003
                                                            ------------------------------------------

Operating activities
--------------------
Net income (loss)                                                $    926                $  (1,697)
Adjustments to reconcile net loss to
   net cash provided by operating activities:
     Depreciation and amortization                                  2,044                    2,457
     Changes in operating assets and liabilities:
         Trade accounts receivable                                 (2,586)                   3,370
         Inventories                                               (1,081)                  (1,935)
         Prepaid expenses and other assets                             57                       29
         Income taxes                                                 (73)                    (450)
         Accounts payable                                             216                   (1,324)
         Accrued expenses                                             (39)                    (378)
                                                        ----------------------------------------------------
Net cash provided by (used by) operating activities                  (536)                      72

Investing activities
--------------------
Additions to property, plant, and equipment                        (1,131)                    (636)
Proceeds from sale of equipment                                         -                      301
Acquisition of Versaform, net of cash acquired                    (10,285)                       -
Acquisition of Stretch Forming assets                                (860)                       -
Acquisition of Tempco, net of cash acquired                          (300)                       -
                                                        ----------------------------------------------------
Net cash used by investing activities                             (12,576)                    (335)

Financing activities
--------------------
Net borrowings on revolving line of credit                              -                    3,241
Principal payments on long-term debt                               (1,181)                  (2,510)
Treasury stock transactions, net                                       (8)                       -
Proceeds from issuance of long term debt                           11,000                        -
Proceeds from exercise of stock options                                83                        -
                                                        ----------------------------------------------------
Net cash from financing activities                                  9,894                      731

Net increase (decrease) in cash and cash equivalents               (3,218)                     468
Cash and cash equivalents, beginning of year                        4,645                    1,182
                                                        ----------------------------------------------------
Cash and cash equivalents, end of quarter                       $   1,427                $   1,650
                                                        ====================================================


See accompanying notes.


                               LMI Aerospace, Inc.
                   Notes to Consolidated Financial Statements
         (Dollar amounts in thousands, except share and per share data)
                                   (Unaudited)
                                  June 30, 2003

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the SEC.

Operating Results and Management's Plan

As discussed in the Company's Annual Report on 10-K, the Company has undertaken a plan to reduce operating expenses and increase efficiencies in conjunction with a financial consultant, as required by the Company's primary lender. On July 23, 2003, as outlined in Note 8, the Company announced the details of this plan. Based on forecasted operating results and cash flows, management believes the Company will have sufficient funding for its operations in 2003. The forecasted operating results and cash flows are dependent upon management's ability to improve performance. While management believes the forecast is achievable, to the extent management does not improve performance, the Company may have to seek alternative sources of financing. There can be no assurances the Company can obtain alternative financing on reasonable and acceptable terms.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock-Based Compensation

The Company accounts for its stock based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and provides the pro forma disclosure provisions of Statements of Financial Accounting Standards No.

                               LMI Aerospace, Inc.
                   Notes to Consolidated Financial Statements
         (Dollar amounts in thousands, except share and per share data)
                                   (Unaudited)
                                  June 30, 2003

("SFAS") 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. No stock based employee compensation expense is recognized in the statement of operations, as all options granted had an exercise price equal to market value of the underlying common stock on the date of grant. Had the Company determined compensation cost based on the fair value at the grant date under SFAS No. 123, net income and earnings per share amounts would have been as follows:



                                                      Three Months Ended June 30,            Six Months Ended June 30,
                                                        2002               2003               2002                2003
                                                 ------------------------------------------------------------------------------


Net income (loss)                                      $   462            $  (739)           $  (178)          $  (1,697)
   Total stock based employee compensation
   expense determined under fair value based
   method, net of tax effect                             (105)               (23)              (121)                (37)
                                                 ------------------------------------------------------------------------------
   Pro forma net income (loss)                         $   357            $  (762)           $  (299)          $  (1,734)
                                                 ==============================================================================

Net income (loss) per common share - basic and
assuming dilution
   As reported                                        $  0.06           $  (0.09)          $  (0.02)           $  (0.21)
   Pro forma                                          $  0.04           $  (0.09)          $  (0.04)           $  (0.21)



Exit Costs

The Company adopted SFAS No. 146, Accounting for Costs Associated with Exit and Disposal Activities, in 2003. SFAS No. 146 requires companies to recognize costs associated with exit and disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Costs covered include lease termination, costs to consolidate facilities, and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity.

2. Acquisitions

Versaform

On May 16, 2002, the Company acquired all of the outstanding stock of Versaform Corporation and BC 541775, Ltd., a holding company that owns 100% of the common stock of Versaform Canada Corporation (collectively, "Versaform") for approximately $11,787 consisting of cash and a note payable of $1,300. Versaform forms large sheet metal and extrusion components predominantly for the corporate, regional, and military aerospace markets from two facilities in Oceanside, California and one facility in Langley, British Columbia, Canada.

                               LMI Aerospace, Inc.
                   Notes to Consolidated Financial Statements
         (Dollar amounts in thousands, except share and per share data)
                                   (Unaudited)
                                  June 30, 2003

The acquisition was accounted for as a purchase business combination, and accordingly, the results of operations were included in the Company's financial statements after May 16, 2002. The cost to acquire Versaform has been allocated to the assets acquired and liabilities assumed according to their estimated fair values at the time of the acquisition as follows:

           Working capital                      $    400
           Property, plant, and equipment          3,179
           Assumed long-term liabilities           (871)
           Customer-related intangible             3,975
           Goodwill (nondeductible)                5,104
                                             ----------------
                                                $ 11,787
                                             ================


The intangible asset relates to acquired customer relationships and is being amortized over 15 years on a straight line basis. Based on the terms of the purchase agreement, the Company is obligated to pay additional consideration if sales to a specific customer exceed certain annual thresholds over the three years following the acquisition. As of June 30, 2003, sales to the specific customer did not meet these thresholds and is not expected to meet the thresholds for the remainder of the three year contingency period. The purchase agreement allows for certain adjustments to the purchase price for claims in excess of $100. The Company has filed a claim for reimbursement of certain liabilities existing at the closing date and has recorded a receivable from the seller of $196. The Company expects to resolve the purchase price adjustment in 2003. Versaform's sales were approximately $12,000 in 2001.

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

The cost to acquire these assets has been allocated to the assets according to their fair values and consisted of inventory of $115 and equipment and machinery of $718, and assumed liabilities of $389. Net sales for SSFF for 2001 were approximately $3,820, of which approximately $1,739 were to the Company.

Stretch Forming Corporation

On June 12, 2002, the Company acquired certain assets of Stretch Forming Corporation ("SFC"), based in Southern California. The purchase price of $861 was allocated to the assets acquired based on their fair value and consisted of working capital of $465, equipment of $66, and an intangible asset of $330 related to production backlog, to be amortized over 3 years on a straight line basis.

                               LMI Aerospace, Inc.
                   Notes to Consolidated Financial Statements
         (Dollar amounts in thousands, except share and per share data)
                                   (Unaudited)
                                  June 30, 2003


3.  Goodwill and Intangibles

The Company adopted SFAS No. 142, Goodwill and Other Intangibles on January 1, 2002, and performed its transitional impairment test of goodwill. The Company concluded in 2002 that its business was comprised of two reporting segments, Sheet Metal and Machining and Technology (see Note 6 to the Consolidated Financial Statement). The Company further concluded that its reporting segments constituted reporting units under SFAS No. 142. The Company determined that the carrying value of its Sheet Metal segment exceeded its fair value, which indicated potential impairment of the Sheet Metal segment's goodwill of $1,767. The Company engaged valuation experts to assist in performing a review of the fair value of the Sheet Metal segment's tangible and intangible assets, including goodwill, as of January 1, 2002. Based upon the valuation completed in the fourth quarter of 2002, relying primarily on a discounted cash flow valuation technique, the Company recorded a $1,767 charge ($1,104 net of tax) for the impairment of the Sheet Metal segment's goodwill. The charge is reflected as the cumulative effect of adopting the new accounting standard as of January 1, 2002.

Goodwill at December 31, 2002 and June 30, 2003 relates to the Machining and Technology segment.

4. Inventories

Inventories consist of the following:

                                     December 31,       June 30,
                                        2002              2003
                               --------------------------------------
        Raw materials                 $  4,469            $4,405
        Work in process                  5,576             5,216
        Finished goods                  15,136            17,495
                               --------------------------------------
                                      $ 25,181           $27,116
                               ======================================

During the second half of 2002 and early 2003, the Company encountered production difficulties and inefficiencies on new programs with two significant customers due to several factors including inadequate tooling, poor performance of a critical subcontractor, and changes in customer acceptance criteria. The Company recorded a lower of cost or market reserve on work in process primarily related to these programs of $1,957 at December 31, 2002. The Company is currently engaged in negotiations to recover claims submitted for certain costs incurred and requests for re-pricing of several components. At June 30, 2003, the Company had lower of cost on market reserves of $904 primarily related to these programs.

                               LMI Aerospace, Inc.
                   Notes to Consolidated Financial Statements
         (Dollar amounts in thousands, except share and per share data)
                                   (Unaudited)
                                  June 30, 2003

5.  Long-Term Debt and Revolving Line of Credit

Long-term debt and revolving line of credit consists of the following:


                                                                        December 31,           June 30,
                                                                            2002                 2003
                                                                     -----------------------------------------

  Term Loans:
    Tempco                                                                $ 11,705           $  10,688
    Versaform                                                               10,738               9,952
  Revolving line of credit                                                   4,417               7,659
  Note payable to Director, principal and interest payable
     monthly at 7%                                                           1,003                 831
  Notes payable, principal and interest payable monthly, at
     fixed rates, ranging from 6.99% to 10.00%                               1,212                 801
  Capital lease obligations                                                    162                  38
                                                                     -----------------------------------------
                                                                            29,237              29,969
  Less current installments                                                  4,616              11,987
                                                                     -----------------------------------------
                                                                     -----------------------------------------
                                                                          $ 24,621           $  17,982
                                                                     =========================================


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

On April 14, 2003, the Company obtained a waiver of certain covenant violations at December 31, 2002 and an amendment to the Loan Agreement. The amended Loan Agreement extended the maturity of the line of credit to January 2004, increased the capacity under the line of credit by $3,000 and the interest rate by 0.25% and eased the quarterly financial covenant requirements through December 31, 2003.

The Company's Revolver allows for a $10,000 line of credit, subject to a borrowing base calculation, to fund various corporate needs. The Company agreed to reduce the amount available under the Revolver by any proceeds from income tax carry backs attributable to 2002 losses and specific claims currently being negotiated. During the second quarter, the Company received $780 for tax loss carry backs and has reduced the Revolver cap to $9,220. Interest is payable monthly based on a quarterly cash flow leverage calculation and the prevailing LIBOR rate. This facility matures in January 2004. The credit facility prohibits the payment of cash dividends on common stock without the prior written consent of the lender. The Company had $7,659 outstanding under this line at June 30, 2003 at an interest rate of 3.7%. The Company had $1,561 available under this line at June 30, 2003.

The Company drew $14,250 on the Tempco Term Loan on April 2, 2001. The Tempco Term Loan requires interest payments only for six months then monthly principal and interest payments over three years using a seven year amortization and bears interest at ninety day LIBOR plus 3%, subject to a cap of 8.5% and a floor of 7.0%. The interest rate was 7.0% at June 30, 2003.

The Versaform Term Loan was issued for $11,000 on May 14, 2002. The Versaform Term Loan requires monthly principal and interest payments over three years using a seven year amortization and bears interest at the ninety day LIBOR plus 3%. The interest rate was 4.3% at June 30, 2003.

                               LMI Aerospace, Inc.
                   Notes to Consolidated Financial Statements
         (Dollar amounts in thousands, except share and per share data)
                                   (Unaudited)
                                  June 30, 2003

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

The table below presents information about reported segments on the basis used internally to evaluate segment performance:


                                                      Three Months Ended June 30,             Six Months Ended June 30,
                                                        2002               2003                2002                2003
                                                 -------------------------------------------------------------------------------

Net sales:
   Sheet Metal                                       $  14,816           $  16,037         $  26,970           $  33,201
   Machining and Technology                              5,539               2,828            11,293               6,506
                                                 -------------------------------------------------------------------------------
                                                     $  20,355           $  18,865         $  38,263           $  39,707
                                                 ===============================================================================
Income (loss) before income taxes:
    Sheet Metal                                     $     (306)        $      (777)          $  (541)          $  (2,284)
    Machining and Technology                             1,045                (400)            2,023                (425)
                                                 -------------------------------------------------------------------------------
                                                    $      739           $  (1,177)          $ 1,482           $  (2,709)
                                                 ===============================================================================


Upon adoption of SFAS No. 142 on January 1, 2002, the Company recorded a $1,767 charge ($1,104 net of tax) for the impairment of the Sheet Metal segment's goodwill. (See Note 3)

                               LMI Aerospace, Inc.
                   Notes to Consolidated Financial Statements
         (Dollar amounts in thousands, except share and per share data)
                                   (Unaudited)
                                  June 30, 2003

7. Comprehensive Income (Loss)

Comprehensive income (loss) includes adjustments to net income (loss) for changes in the fair value of available-for-sale securities deemed not to be other than temporary and the change in foreign currency translations as follows:

                                                       Three Months Ended June 30,        Six Months Ended June 30,
                                                          2002             2003            2002             2003
                                                    --------------------------------------------------------------------

Net income (loss)                                       $ 462          $ (739)          $ 926         $ (1,697)
Other comprehensive income (loss):
     Unrealized gain (loss) on investments                 96              -              (19)              -
     Foreign currency translation adjustments              34              42              34               73
                                                    --------------------------------------------------------------------
Comprehensive income (loss)                               $ 592          $(697)          $941        $   (1,624)
                                                    ====================================================================



8. Subsequent Event

On July 23, 2003, the Company announced plans to reduce its St. Charles, Missouri workforce by approximately 25% and exit certain leased facilities in St. Charles in connection with its plan to reduce operating expenses and increase efficiency, as outlined in Note 1. As required by SFAS No. 146, the cost of severance and exiting the leased facilities, estimated at $300, will be expensed as incurred principally in the third quarter of 2003.

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

Historically, the Company's business was primarily dependent on the commercial aircraft market, with Boeing as the Company's principal customer. In order to diversify its products and customer base, the Company implemented an acquisition and marketing strategy in the late 1990's that has broadened the number of industries to which the Company sells its components, and, within the aerospace industry, diversified its customer base to reduce the Company's dependence on Boeing. The following table illustrates the Company's sales for the first half of 2003 as compared to the first half of 2002:


                                                                        Year to Date 2002   Year to Date 2003
      Market                                                               % of Total          % of Total
--------------------------------------------------------------------------------------------------------------

        Commercial Aircraft                                                    32.9                 27.8
        Corporate and regional aircraft                                        17.7                 27.8
        Military products                                                      23.5                 24.3
        Technology products                                                     9.6                  9.7
        Other (1)                                                              16.3                 10.4
                                                                        --------------------------------------
        Total                                                                 100.0                100.0
                                                                        ======================================


         (1) Includes commercial sheet metal and various aerospace products.



Beginning in 2001, the Company began an aggressive acquisition campaign that resulted in the consummation of four transactions through 2002. In April 2001, the Company acquired Tempco Engineering Inc. ("Tempco") and its affiliates, which expanded the Company's aerospace product line and introduced the Company to the technology industry. The Company acquired Versaform Corporation ("Versaform") and its affiliates on May 16, 2002, Stretch Forming Corporation ("SFC") on June 12, 2002, and Southern Stretch Forming and Fabrication, Inc. ("SSFF") on September 30, 2002. The Versaform acquisition significantly increased the Company's presence in the corporate and regional aircraft market, while adding some military products to the Company's product line. The SFC acquisition further supplemented the Company's military product line. Finally, the Company's acquisition of SSFF increased the Company's business in the corporate and regional aircraft market.

Unlike the other acquisitions, Tempco operates and is managed as an autonomous unit. Accordingly it is treated as a business segment separate from the Company's other businesses. The Tempco business, which sells machined components to both the aerospace and technology industries, is referred to in this discussion as the Machining and Technology Segment and the Company's other businesses are referred to as the Sheet Metal Segment.

RESULTS OF OPERATIONS

Three months ended June 30, 2003 versus June 30, 2002

Sheet Metal Segment

Net Sales. Net sales for this segment were $16.0 million in the quarter ended June 30, 2003, up 8.1% from $14.8 million in the prior year. This increase is primarily attributable to the operations of Versaform, acquired in May 2002, which contributed $3.4 million in the second quarter of 2003, up from $2.4 million in 2002.

Net sales for use on Boeing commercial aircraft were $5.8 million in the second quarter of 2003, up slightly from $5.7 million in 2002.

Net sales for use on corporate and regional aircraft were $4.9 million in the second quarter of 2003, up 6.5% from $4.6 million in 2002 due to increases of $0.1 million on both Gulfstream and Bombardier programs.

Military programs generated net sales of $4.3 million in the second quarter of 2003, up 59.3% from $2.7 million in 2002. Net sales on the Company's F-16 program with Lockheed Martin and a refurbishment program on the B-52 each added $0.8 million in the current quarter.

Gross Profit. Gross profit for the quarter ended June 30, 2003 was $2.2 million (13.8% of net sales), down from $2.4 million (16.2% of net sales) in 2002. Cost reductions directed toward payroll and controllable expenses initiated in all locations were offset by start-up costs at Versaform on a B-52 refurbishment program, a fuselage skin program for the 767, and continuing production difficulties with F-16 and C-130 components.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $2.8 million in the second quarter of 2003 compared to $2.6 million in 2002. The increase in expenses is mainly attributable to higher professional services fees and the addition of Versaform for a full quarter in 2003.

Interest Expense. Interest expense for this segment is primarily attributable to debt issued in conjunction with the purchase of Versaform. Interest expense in the second quarter of 2003 and 2002 was $0.1 million.

Machining and Technology Segment

Net Sales. Net sales in this segment were $2.8 million in the second quarter of 2003, down 49.1% from $5.5 million in 2003. Net sales for use on laser equipment were $1.6 million, down 52.9% from $3.4 million in 2002, principally due to reduced demand from the technology market served by the Company. Additionally, the segment experienced declines in net sales to the military markets with sales dropping to $0.9 million in the current quarter from $1.7 million in 2003.

Gross Profit. Gross profit for the second quarter of 2003 was $0.2 million (7.1% of net sales), down from $1.7 million (30.9% of net sales) in 2002. The significant reduction in sales was met with reductions in subcontracting and payroll related expenses. However, the decline in sales outpaced the segment's ability to reduce costs. Future cost reductions are expected to more appropriately align operating costs with current demand.

Selling,   General   and   Administrative   Expenses.   Selling,   general   and
administrative expenses were $0.4 million in the second quarter of 2003, unchanged from the prior year.

Interest Expense. Interest expense for this segment is primarily the result of the acquisition debt related to the purchase of Tempco Engineering. Interest was $0.2 million in both the second quarter of 2003 and 2002.

Non-Operating Expenses

Interest Expense. Interest expense not assigned to segments results from borrowings for general corporate requirements, predominantly under the Company's revolving line of credit. In the second quarter of 2003, the Company incurred interest expense of $0.1 million versus a minimal amount in 2002. The Company did not have any amounts outstanding on its revolving line of credit in the second quarter of 2002.

Income Taxes. Losses in the second quarter of 2003 generated an income tax benefit of $0.4 million compared to an income tax expense of $0.3 million in 2002. The effective tax rate was 37.5% in both 2003 and 2002.

Six months ended June 30, 2003 versus June 30, 2002

Sheet Metal Segment

Net Sales. Net sales for the Sheet Metal segment were $33.3 million for the first six months of 2003, an increase of 23.3% from $27.0 in 2002. The Company acquired Versaform in May 2002 which contributed $7.5 million in 2003 and $2.4 million in 2002.

Net sales of Boeing commercial aircraft product were $11.0 million in 2003, down 12.0% from $12.5 million in 2002. Net sales on the 737 were $5.2 million in 2003, down from $6.8 million in 2002, consistent with the decline in production schedules at Boeing. Additionally, declines in Boeing's production rates on the 767 resulted in a decrease in net sales to $0.8 million in 2003 from $1.4 million in 2002. Offsetting these declines was an increase of $0.9 million in net sales for the 747 attributable to the recently established distribution facility in Tulsa.

Product used in corporate and regional aircraft generated $11.0 million in the first half of 2003, up 69.2% from $6.5 million in 2002. The acquisition of Versaform contributed $4.5 million to corporate and regional net sales in 2003 compared to $1.7 million in 2002. Net sales for use on Gulfstream aircraft were $8.2 million in 2003, up from $5.0 million in 2002 due to acquisitions and an offload program that began in the second quarter of 2002. Additionally, sales for Bombardier and Cessna aircraft and auxiliary power unit components for Hamilton Sundstrand generated $2.3 million in 2003, up 43.8% from $1.6 in 2002, due primarily to acquisitions.

Net sales of military products were $8.1 million, up 58.8% from $5.1 million. This increase is mainly attributable to net sales on a B-52 refurbishment program of $1.1 million in 2003 and net sales on the Lockheed Martin F-16 program which added net sales of $3.8 million in 2003 compared to $2.5 million in 2002.

Gross Profit. Gross profit for the first half of 2003 was $3.8 million (11.4% of net sales), down from $4.7 million (17.4% of net sales) in 2002. The decline in gross profit is primarily attributable to continued production difficulties with certain military and corporate and regional products. Claims and re-pricing have been presented to these customers and negotiations are on going. The Company expects to complete these negotiations during the third quarter. Additionally, start up costs on the B-52 refurbishment, 767 fuselage skin programs, and continuing production difficulties with F-16 and C-130 components reduced gross profits.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $5.7 million in 2003, an increase from $5.1 million in 2002. This increase is primarily the result of higher professional service fees of approximately $0.3 million, increased payroll costs of $0.2 million and amortization expense of approximately $0.1 million related to customer contracts and relationships gained in acquisitions during 2002.

Interest Expense. Interest expense in 2003 was $0.3 million compared to $0.1 million in 2002. The acquisition of Versaform during May 2002 resulted in only two months of interest expense in 2002 compared to six months in 2003.

Machining and Technology Segment

Net Sales. Net sales for the Machining and Technology segment were $6.5 million in the first half of 2003, down 42.4% from $11.3 million in 2002. Net sales of product for laser equipment manufacturers were $4.1 million, down 34.9% from $6.3 million in 2002 due to weakness in the technology markets. Additionally, products used in the military and aerospace markets were down to $1.6 million in 2003 from $3.9 million in 2002.

Gross Profit. Gross profit for the first six months of 2003 was $0.8 million (12.3% of net sales), a decrease from $3.3 million (29.2% of net sales) in 2002. Reductions in payroll and subcontracting costs were insufficient to offset the reductions in net sales of 42.4%.

Selling,   General   and   Administrative   Expenses.   Selling,   general   and
administrative expenses were $0.8 million in 2003, unchanged from 2002.

Interest Expense. Interest expense during 2003 was $0.4 million, a decrease from $0.5 million in 2002. Scheduled monthly payments on term loans issued to acquire Tempco in 2001 have reduced the indebtedness, thereby reducing interest expense.

Non-Operating Expenses

Interest Expense. Interest expense not assigned to segments was $0.2 million in 2003, up from less than $0.1 million in 2002. This increase is attributable to advances under the Company's revolving line of credit during 2003.

Income Taxes. Losses in the first half of 2003 generated an income tax benefit of $1.0 million compared to an expense of $0.6 million in 2002. The Company's effective income tax rate is 37.5%, unchanged from the prior year.

Cumulative Effect of Change in Accounting Principle. Effective January 1, 2002, the Company adopted SFAS No. 142, under which goodwill will no longer be amortized but instead be tested for impairment on an annual basis. The Company completed the required transitional impairment test and recorded a $1,767 charge ($1,104 net of tax for the impairment of the Sheet Metal segments goodwill as of January 1, 2002. See note 3 to the Consolidated Financial Statements included as part of this Form 10-Q for further information.

Liquidity and Capital Resources

The Company experienced a net loss of $1.7 million in the first six months of 2003. Cash flow from operating activities generated $0.1 million during the first six months. A combination of increased collection efforts and reduced sales late in the second quarter resulted in a reduction of accounts receivable of $3.4 million. Cash was used to fund increases in inventories of $1.8 million and reductions in accounts payable and accrued liabilities of $1.7 million. Additionally, the Company collected $0.8 million in income tax refunds in the second quarter of 2003 due to the loss experienced in 2002.

During the first half of 2003, the Company spent $0.6 million on capital expenditures. These purchases have primarily been recurring purchases to maintain sound operating capabilities, a new mill at the Company's Auburn facility and design and layout costs for a building the Company plans to lease in the San Diego area to consolidate its three locations there.

The net losses experienced by the Company in 2002 caused the Company to violate certain restrictive financial covenants in its bank credit agreement with its primary lender. Additionally, subsequent to year end, the Company exhausted its available borrowings under its revolving credit facility of $7.0 million. In April 2003, the Company negotiated revised covenants, secured an increase in its revolving credit facility to $10.0 million, subject to a borrowing base calculation, and extended the maturity date of the revolving credit facility to January 5, 2004. The revolving credit facility is scheduled to be reduced by collection of certain income tax and claim proceeds. At June 30, 2003, the revolving credit agreement had been reduced to $9.2 million due to collection of certain income tax refunds.

As a part of the negotiations, the bank also required an increase in the interest rate on the revolving credit facility of 0.25%, restrictions on capital expenditures, and a fee of $25,000. Additionally, the bank required the Company to retain a financial consultant to work with management to analyze operations and cash management which it has done. Independently, in the second quarter of 2003, the Company has undertaken a plan to reduce operating expenses at all facilities with primary emphasis on the St. Charles facility. These immediate cost savings include reductions in overtime worked and controllable expenses. Management, in conjunction with the financial consultant, submitted a plan for improving operating performance to the bank on July 1, 2003. This plan included a reduction in employment levels at the Company's St. Charles facility of approximately 60 people, realignment of reporting responsibilities and operating metrics, the initiation of a raw material cut to size contract with a supplier to reduce the administrative and operational management of raw material, and the consolidation of operations into two facilities from the four currently occupied. Severance and relocation costs are estimated to be $0.3 million, principally in the third quarter of 2003. Additionally, the Company's plan outlined adjustments to staffing levels at other locations if additional orders were not received during the third quarter. The Company had $6.8 million outstanding on the revolving credit facility as of August 2, 2003.

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

The Company's outstanding credit facility carries an interest rate that varies in accordance with LIBOR. The Company is subject to potential fluctuations in its debt service as LIBOR changes. Based on the amount of the Company's outstanding debt as of June 30, 2003, a hypothetical 1% change in the interest rate of the Company's outstanding credit facility would result in a change in annual interest expense of approximately $0.3 million.

Item 4.  Controls and Procedures.

As of June 30, 2003, the Company's management, under the supervision of its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 (c) and 15d-14 (c) under the Securities Exchange Act of 1934).

Prior to and during this evaluation, certain significant deficiencies in internal controls existed related to the accounting for inventory that could adversely affect the Company's ability to record, process, summarize, and report financial information in a timely manner. These deficiencies relate primarily to the decentralized nature of accounting for inventory, including:

     o   Limited information  technology resources for valuation,

     o   Insufficient review of inventory accounts, and

     o Inconsistent application of accounting policies and related controls by operating units.

The  following   ongoing   initiatives  have  been  undertaken  to  correct  the
deficiencies in internal controls noted above:

     o Additional analysis and reconciliation procedures have been implemented related to inventory valuation

     o Corporate oversight of the controls and procedures in place over inventory has been increased and staffing has been added.

     o The Company has initiated a project to examine its inventory policies, document controls and procedures in a written manual, and conform practices at all of its operating units. This project will be incorporated into the analysis of internal controls as established under Sarbanes-Oxley Section 404.

     o Management has completed the necessary account analysis and review prior to finalizing inventory valuation in its June 30, 2003 financial statements.

Management, including the Chief Executive Officer and Chief Financial Officer, believes the results of the corrective actions begun by the Company in April 2003, as outlined above, are effective in addressing the significant deficiencies in internal controls over inventory. Except for the disclosure above, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in all material respects in ensuring that material information required to be disclosed in the periodic reports the Company files with the Securities and Exchange Commission is recorded, processed, summarized and reported in a timely manner. Subsequent to the date of the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that there were no other significant changes in internal controls.

                                     PART II

                                OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.

(a)  The 2003 annual meeting of stockholders was held on June 27, 2003.

(b)  Thomas Unger was elected as a director at the 2003 annual meeting.

     Directors whose terms of office continue after the special meeting are the following:

                  Ronald S. Saks                     Joseph Burstein
                  Brian D. Geary                     Sanford S. Neuman
                  Duane E. Hahn

(c) The following table gives a brief description of each matter voted upon at the above-referenced annual meeting and, as applicable, the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes:

                                                                                                         Broker
        Description                                     For         Against    Withheld    Abstentions   Non-votes


        1. Election of Director:                        7,634,622   31,150     N/A         N/A           N/A
           Thomas Unger

        2. Ratification of the appointment of
           Ernst & Young LLP as the Company's
           independent auditors                         7,638,472   18,000     N/A         9,300         N/A


         ------------------------
         N/A = Not Applicable




Item 6.    Exhibits and Reports on Form 8-K.

(a)  Exhibits:

         Exhibit Number                              Description

         31.1 Rule 13a-14(a) Certification of Ronald S. Saks, President and Chief Executive Officer.

         31.2 Rule 13a-14(a) Certification of Lawrence E. Dickinson, Secretary and Chief Financial Officer.

         32 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) The Company filed the following reports on Form 8-K during the quarter ended June 30, 2003:

         (i) On April 23, 2003, the Company filed a Report on Form 8-K reporting the Eleventh Amendment entered into by the Company and Union Planters Bank, N.A. (the "Bank"), to the Loan Agreement dated as of August 15, 1996 between Leonard's Metal, Inc., the predecessor in interest to the Company, and Magna Bank, National Association, the predecessor in interest to the Bank;

         (ii) On April 30, 2003, the Company filed a Report on Form 8-K reporting the resignation of Thomas M. Gunn, a member of the Company's Board of Directors since 1998, effective April 21, 2003;

         (iii) On May 29, 2003, the Company filed a Report on Form 8-K reporting the filing of an amendment on Form 10-K/A on May 29, 2003, to correctly reflect the amount of its long-term liabilities of its Consolidated Balance Sheet for the year ended December 31, 2002 due to a typographical error.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   LMI AEROSPACE, INC.

Date: August 14, 2003              By: /s/ Lawrence E. Dickinson
                                   ----------------------------------------
                                    Lawrence E. Dickinson
                                    Chief Financial Officer and Secretary

EXHIBIT INDEX

     Exhibit
     Number        Description

      31.1 Rule 13a-14(a) Certification of Ronald S. Saks, President and Chief Executive Officer.

      31.2 Rule 13a-14(a) Certification of Lawrence E. Dickinson, Secretary and Chief Financial Officer.

      32 Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.