Form 10-Q
period 2003-09-30
LMI AEROSPACE INC
filed 2003-11-14
CIK 1059562

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2003

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Number of Shares outstanding
     Title of class of Common Stock                  as of November 6, 2003
     ------------------------------               ----------------------------


     Common Stock, par value $.02 per share               8,181,786

                               LMI AEROSPACE, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                FOR THE FISCAL QUARTER ENDING SEPTEMBER 30, 2003

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

         Condensed Consolidated Balance Sheets as of December 31, 2002 and September 30, 2003

         Condensed Consolidated Statements of Operations for the three months ending and the nine months ending September 30, 2002 and 2003

         Condensed Consolidated Statements of Cash Flows for the nine months ending September 30, 2002 and 2003

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

Item 6.  Exhibits and Reports on Form 8-K.


SIGNATURE PAGE

EXHIBIT INDEX

                               LMI Aerospace, Inc.
                           Consolidated Balance Sheets
             (Amounts in thousands, except share and per share data)


                                                                      December 31,     September 30, 2003
                                                                          2002            (unaudited)
                                                                  -----------------------------------------

Assets
Current assets:
   Cash and cash equivalents                                           $   1,182           $   1,095
   Trade accounts receivable, net                                         11,392               8,445
   Inventories                                                            25,181              26,294
   Prepaid expenses                                                          978               1,097
   Deferred income taxes                                                   1,389               1,389
   Income taxes receivable                                                 1,501               1,522
                                                                  -----------------------------------------
Total current assets                                                      41,623              39,842

Property, plant and equipment, net                                        25,986              23,222
Goodwill                                                                   5,653               5,653
Customer intangible assets, net                                            4,267               3,892
Other assets                                                                 336                 163
                                                                  -----------------------------------------
                                                                        $ 77,865           $  72,772
                                                                  =========================================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                    $   6,107            $  3,959
   Accrued expenses                                                        2,846               2,161
   Current installments of long-term debt and capital lease
     obligations                                                           4,616              20,486
                                                                  -----------------------------------------
Total current liabilities                                                 13,569              26,606

Long-term debt and capital lease obligations, less current
   installments                                                           24,621               8,764
Deferred income taxes                                                      1,939               1,963
                                                                  -----------------------------------------
Total long-term liabilities                                               26,560              10,727

Stockholders' equity:
   Common stock of $.02 par value; authorized 28,000,000 shares;
     issued 8,736,427                                                        175                 175
   Additional paid-in capital                                             26,171              26,171
   Treasury Stock, at cost, 554,641 shares                                (2,632)             (2,632)
   Accumulated other comprehensive income (loss)                             (17)                 28
   Retained earnings                                                      14,039              11,697
                                                                  -----------------------------------------
Total stockholders' equity                                                37,736              35,439
                                                                  -----------------------------------------
                                                                        $ 77,865           $  72,772
                                                                  =========================================

See accompanying notes.




                               LMI Aerospace, Inc.
                      Consolidated Statements of Operations
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                                  For the Three Months Ended         For the Nine Months Ended
                                                                        September 30,                      September 30,
                                                                  2002              2003              2002           2003
                                                            ---------------------------------------------------------------------


Net sales                                                        $  21,258         $  17,566        $  59,522     $  57,273
Cost of sales                                                       17,726            14,823           48,087        49,882
                                                            ---------------------------------------------------------------------
Gross profit                                                         3,532             2,743           11,435         7,391

Selling, general and administrative expenses                         3,402             2,938            9,242         9,497
Restructuring charges                                                    -               441                -           441
                                                            ---------------------------------------------------------------------
   Income (loss) from operations                                       130              (636)           2,193        (2,547)

Other income (expense):
    Interest                                                          (426)             (407)          (1,018)       (1,234)
    Other, net                                                        (211)                6             (200)           35
                                                            ---------------------------------------------------------------------
Income (loss) before income taxes                                     (507)           (1,037)             975        (3,746)

Provision for (benefit of) income taxes                                (87)             (393)             468        (1,405)
                                                            ---------------------------------------------------------------------
   Income (loss) before cumulative effect of change in                                  (644)                        (2,341)
   accounting principle                                               (420)                               507
Cumulative effect of change in accounting  principle, net
   of income tax benefit of $663                                         -                 -           (1,104)           -
                                                            ---------------------------------------------------------------------
Net loss                                                          $   (420)         $   (644)         $  (597)     $  (2,341)
                                                            =====================================================================

Amounts per common share:
   Income (loss) before cumulative effect of change in
   accounting principle                                           $  (0.05)        $   (0.08)       $   0.06       $   (0.29)
Cumulative effect of change in accounting principle                   -                   -            (0.13)              -
                                                            ---------------------------------------------------------------------
Net loss per common share                                         $  (0.05)        $   (0.08)       $  (0.07)      $   (0.29)
                                                            =====================================================================

Amounts per common share - assuming dilution:
   Income (loss) before cumulative effect of change
   in accounting principle                                        $  (0.05)        $   (0.08)       $   0.06       $   (0.29)
Cumulative effect of change in accounting principle                      -                -            (0.13)           -
                                                            ---------------------------------------------------------------------
Net loss per common share - assuming dilution                     $  (0.05)        $   (0.08)       $  (0.07)      $   (0.29)
                                                            =====================================================================

                                                            =====================================================================
Weighted average common shares outstanding                       8,061,368         8,181,786       8,042,079       8,181,786
                                                            =====================================================================
                                                            =====================================================================
Weighted average common shares outstanding - assuming
   assuming dilution                                             8,061,368         8,181,786       8,042,079       8,181,786
                                                            =====================================================================


See accompanying notes.


                               LMI Aerospace, Inc.
                      Consolidated Statements of Operations
                  (Amounts in thousands, except per share data)
                                   (Unaudited)



                                                             For the Nine Months Ended September 30,
                                                                   2002                     2003
                                                           ----------------------------------------------------


Operating activities
Net loss                                                      $      (597)               $  (2,341)
Adjustments to reconcile net loss to
   net cash provided by (used by) operating activities:
     Depreciation and amortization                                  3,122                    3,665
     Unrealized investment loss                                       274                        -
     Goodwill impairment charges                                    1,767                        -
     Changes in operating assets and liabilities:
         Trade accounts receivable                                 (2,512)                   2,918
         Inventories                                               (2,797)                  (1,113)
         Prepaid expenses and other assets                           (732)                     132
         Income taxes                                                (689)                     (64)
         Accounts payable                                             356                   (2,148)
         Accrued expenses                                             206                     (618)
                                                           ----------------------------------------------------
Net cash provided by (used by) operating activities                (1,602)                     431

Investing activities
Additions to property, plant and equipment                         (1,946)                    (832)
Proceeds from sale of equipment                                         -                      301
Acquisition of Versaform, net of cash acquired                    (10,285)                       -
Acquisition of Stretch Forming assets                                (860)                       -
Acquisition of Tempco, net of cash acquired                          (300)                       -
Acquisition of SSFF                                                  (215)                       -
                                                           ----------------------------------------------------
Net cash used by investing activities                             (13,606)                    (531)

Financing activities
Net borrowings on revolving line of credit                              -                    3,607
Principal payments on long-term debt                               (2,050)                  (3,594)
Treasury stock transactions, net                                       (8)                       -
Proceeds from issuance of long term debt                           13,535                        -
Proceeds from exercise of stock options                                96                        -
                                                           ----------------------------------------------------
Net cash from financing activities                                 11,573                       13

Net decrease in cash and cash equivalents                          (3,635)                     (87)
Cash and cash equivalents, beginning of year                        4,645                    1,182
                                                           ----------------------------------------------------
Cash and cash equivalents, end of quarter                       $   1,010                 $  1,095
                                                           ====================================================


See accompanying notes.


                               LMI Aerospace, Inc.
                   Notes to Consolidated Financial Statements
         (Dollar amounts in thousands, except share and per share data)
                                   (Unaudited)
                               September 30, 2003

1. Accounting Policies

Basis of Presentation

LMI Aerospace, Inc. (the "Company") fabricates, machines, and integrates formed, close tolerance aluminum and specialty alloy components for use by the aerospace and laser equipment industries. The Company is a Missouri corporation with headquarters in St. Charles, Missouri. The Company maintains facilities in St. Charles, Missouri; Auburn, Washington; Tulsa, Oklahoma; Wichita, Kansas; Irving, Texas; Sun Valley and Oceanside, California; Pooler, Georgia; and Langley, British Columbia.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the SEC.

Operating Results and Management's Plan

As discussed in the Company's Annual Report on Form 10-K, the Company has undertaken a plan to reduce operating expenses, increase efficiencies, and align its cost structure with current levels of demand for its products. On July 23, 2003, as outlined in Note 8, the Company announced the details of a restructuring plan for its St. Charles operations which includes the rationalization of the work force and the closure of two of the four St. Charles facilities. In addition, the Company is reviewing its other plant operations and expects to undertake further rationalization initiatives during the fourth quarter of 2003.

Based on the forecasted improvement in operating results and cash flows from the above rationalization plan, management believes the Company will have sufficient funding for its operations in 2003. However, if the forecasted improvements are not achieved, the Company may violate the debt covenants of its bank credit facility at December 31, 2003 and have to seek alternative sources of financing. See Note 5 for further discussion of the bank credit facility which had a balance of $27,763 at September 30, 2003. Further, the Company's revolving line of credit, matures on January 5, 2004. Management is currently considering several alternatives to refinance the revolving credit agreement which had a balance of $8,024 at September 30, 2003. There can be no assurances that the Company can obtain alternative financing on reasonable and acceptable terms.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

                               LMI Aerospace, Inc.
                   Notes to Consolidated Financial Statements
         (Dollar amounts in thousands, except share and per share data)
                                   (Unaudited)
                               September 30, 2003

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



                                                   Three Months Ended September 30,       Nine Months Ended September 30,
                                                        2002               2003               2002                2003
                                                 ------------------------------------------------------------------------------

Net loss                                                $ (420)           $  (644)            $ (597)           $ (2,341)
   Total stock based employee compensation
   expense determined under fair value based
   method, net of tax effect                              (16)                (14)              (137)                (51)
                                                 ------------------------------------------------------------------------------
   Pro forma net loss                                   $(436)            $  (658)            $ (734)           $ (2,392)
                                                 ==============================================================================

Net loss per common share - basic and assuming
dilution
   As reported                                       $  (0.05)          $  (0.08)          $  (0.07)            $ (0.29)
   Pro forma                                         $  (0.05)          $  (0.08)          $  (0.09)            $ (0.29)



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

                               LMI Aerospace, Inc.
                   Notes to Consolidated Financial Statements
         (Dollar amounts in thousands, except share and per share data)
                                   (Unaudited)
                               September 30, 2003

The acquisition was accounted for as a purchase business combination, and accordingly, the results of operations were included in the Company's financial statements after May 16, 2002.

The intangible asset relates to acquired customer relationships and is being amortized over 15 years on a straight line basis. Based on the terms of the purchase agreement, the Company is obligated to pay additional consideration if sales to a specific customer exceed certain annual thresholds over the three years following the acquisition. As of September 30, 2003, sales to the specific customer did not meet these thresholds and is not expected to meet the thresholds for the remainder of the three year contingency period. The purchase agreement allows for certain adjustments to the purchase price for claims in excess of $100. As disclosed in the Company's Annual Report on Form 10-K, the Company recorded a claim for reimbursement of certain liabilities existing at the closing date. This claim was settled for $265 during the third quarter and paid to the Company in October 2003. The Company collected this receivable subsequent to the end of quarter. Versaform's sales were approximately $12,000 in 2001.

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

                               LMI Aerospace, Inc.
                   Notes to Consolidated Financial Statements
         (Dollar amounts in thousands, except share and per share data)
                                   (Unaudited)
                               September 30, 2003


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

Goodwill at December 31, 2002 and September 30, 2003 relates to the Machining and Technology segment.

4. Inventories

Inventories consist of the following:

                                          December 31,       September 30,
                                             2002               2003
                                       --------------------------------------
        Raw materials                       $ 4,469            $ 4,150
        Work in process                       5,576              5,144
        Finished goods                       15,136             17,000
                                       --------------------------------------
                                           $ 25,181            $26,294
                                       ======================================

During the second half of 2002 and early 2003, the Company encountered production difficulties and inefficiencies on new programs with two significant customers due to several factors including inadequate tooling, poor performance of a critical subcontractor, and changes in customer acceptance criteria. The Company recorded a lower of cost or market reserve on work in process primarily related to these programs of $1,957 at December 31, 2002. The Company is currently engaged in negotiations to recover claims submitted for certain costs incurred and requests for re-pricing of several components. No benefit from potential claims on these components has been accrued. At September 30, 2003, the Company had lower of cost or market reserves of $563 primarily related to these programs. The decrease in the lower of cost or market reserves is the result of improved performance on subsequent production of parts that historically generated losses and re-pricing of certain parts.

                               LMI Aerospace, Inc.
                   Notes to Consolidated Financial Statements
         (Dollar amounts in thousands, except share and per share data)
                                   (Unaudited)
                               September 30, 2003

5.  Long-Term Debt and Revolving Line of Credit

Long-term debt and revolving line of credit consists of the following:


                                                                        December 31,        September 30,
                                                                            2002                 2003
                                                                     -----------------------------------------

  Term Loans:
    Tempco                                                                $ 11,705           $  10,179
    Versaform                                                               10,738               9,560
  Revolving line of credit                                                   4,417               8,024
  Note payable to Director, principal and interest payable
     monthly at 7%                                                           1,003                 722
  Notes payable, principal and interest payable monthly, at
     fixed rates, ranging from 6.99% to 10.00%                               1,212                 740
  Capital lease obligations                                                    162                  25
                                                                     -----------------------------------------
                                                                            29,237              29,250
  Less current installments                                                  4,616              20,486
                                                                     -----------------------------------------
                                                                          $ 24,621            $  8,764
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

The Company's Revolver allows for a $10,000 line of credit, subject to a borrowing base calculation, to fund various corporate needs. The Company agreed to reduce the amount available under the Revolver by any proceeds from income tax carry backs attributable to 2002 losses and specific claims currently being negotiated. During the second quarter, the Company received $780 for tax loss carry backs and has reduced the Revolver cap to $9,220. Interest is payable monthly based on a quarterly cash flow leverage calculation and the prevailing LIBOR rate. This facility matures in January 2004 and accordingly has been classified as current installments of long term debt. The credit facility prohibits the payment of cash dividends on common stock without the prior written consent of the lender. The Company had $8,024 outstanding under this line at September 30, 2003 at an interest rate of 3.7%.

The Company drew $14,250 on the Tempco Term Loan on April 2, 2001. The Tempco Term Loan requires monthly principal and interest payments over three years using a seven year amortization and bears interest at ninety day LIBOR plus 3%, subject to a cap of 8.5% and a floor of 7.0%. This note matures on September 2, 2004 and has accordingly been classified as current installments of long term debt. The interest rate was 7.0% at September 30, 2003.

                               LMI Aerospace, Inc.
                   Notes to Consolidated Financial Statements
         (Dollar amounts in thousands, except share and per share data)
                                   (Unaudited)
                               September 30, 2003

The Versaform Term Loan was issued for $11,000 on May 14, 2002. The Versaform Term Loan requires monthly principal and interest payments over three years using a seven year amortization and bears interest at the ninety day LIBOR plus 3%. The interest rate was 4.2% at September 30, 2003.

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

6. Business Segment Information

As set forth in the criteria of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company is organized into two reportable segments: Sheet Metal and Machining and Technology. The Sheet Metal segment fabricates, finishes and integrates close tolerance aluminum and specialty alloy components primarily for the aerospace industry. The Machining and Technology segment machines close tolerance aluminum and specialty alloy components for the aerospace, semiconductor and medical products industries.

The table below presents information about reported segments on the basis used internally to evaluate segment performance:


                                                Three Months Ended September 30,       Nine Months Ended September 30,
                                                    2002                2003                2002              2003
                                             ------------------------------------------------------------------------------

Net sales:
   Sheet Metal                                  $   16,628          $  14,427            $  43,599          $  47,628
   Machining and Technology                          4,630              3,139               15,923              9,645
                                             ------------------------------------------------------------------------------
                                                $   21,258          $  17,566            $  59,522          $  57,273
                                             ==============================================================================
Income (loss) before income taxes:
    Sheet Metal                                 $     (989)         $    (940)           $  (1,530)         $  (3,224)
    Machining and Technology                           482                (97)               2,505               (522)
                                             ------------------------------------------------------------------------------
                                                $     (507)         $  (1,037)           $     975          $  (3,746)
                                             ==============================================================================

Upon adoption of SFAS No. 142 on January 1, 2002, the Company recorded a $1,767 charge ($1,104 net of tax) for the impairment of the Sheet Metal segment's goodwill. (See Note 3)


                               LMI Aerospace, Inc.
                   Notes to Consolidated Financial Statements
         (Dollar amounts in thousands, except share and per share data)
                                   (Unaudited)
                               September 30, 2003

7. Comprehensive Loss

Comprehensive loss includes adjustments to net loss for changes in the fair value of available-for-sale securities deemed not to be other than temporary and the change in foreign currency translations as follows:


                                                    Three Months Ended September 30,   Nine Months Ended September 30,
                                                          2002            2003            2002              2003
                                                    --------------------------------------------------------------------

Net loss                                               $ (420)          $ (644)         $ (597)       $ (2,341)
Other comprehensive income (loss):

       Unrealized gain on investments                      19                -               -               -
       Foreign currency translation adjustments           (48)             (28)            (14)             45
                                                    --------------------------------------------------------------------
Comprehensive loss                                     $ (449)          $ (672)        $  (611)       $ (2,296)
                                                    ====================================================================


8. Restructuring Charges

The Company adopted SFAS No. 146, Accounting for Costs Associated with Exit and Disposal Activities, in 2003. SFAS No. 146 requires companies to recognize costs associated with exit and disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Costs covered include lease termination, costs to consolidate facilities and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity.

On July 23, 2003, the Company announced the details of a restructuring plan to reduce operating expenses and increase efficiencies at its St. Charles location which included a reduction of work force of approximately 60 people, the exit of two leased facilities, and relocation of a significant amount of its manufacturing equipment. The costs of this plan were $273 for moving and relocation, $107 for consulting services and $61 for severance costs and were incurred in the third quarter of 2003. The Company expects to complete this restructuring by the first quarter of 2004 at a cost of approximately $600. All costs are attributable to the Sheet Metal Segment.

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

Historically, the Company's business was primarily dependent on the commercial aircraft market, with Boeing as the Company's principal customer. In order to diversify its products and customer base, the Company implemented an acquisition and marketing strategy in the late 1990's that has broadened the number of industries to which the Company sells its components, and, within the aerospace industry, diversified its customer base to reduce the Company's dependence on Boeing. The following table illustrates the Company's sales for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002:


      Market                                   Year to Date 2002   Year to Date 2003
                                                  % of Total          % of Total
      ---------------------------------------------------------------------------------

        Commercial Aircraft                           30.6                 28.2
        Corporate and regional aircraft               24.4                 24.6
        Military products                             23.9                 26.4
        Technology products                           11.5                 10.4
        Other (1)                                      9.6                 10.4
                                                ---------------------------------------
        Total                                        100.0                100.0
                                                =======================================


         (1) Includes commercial sheet metal and various aerospace products.



Beginning in 2001, the Company began an aggressive acquisition campaign that resulted in the consummation of four transactions through 2002. In April 2001, the Company acquired Tempco Engineering Inc. ("Tempco") and its affiliates, which expanded the Company's aerospace product line and introduced the Company to the technology industry. The Company acquired Versaform Corporation ("Versaform") and its affiliates on May 16, 2002, Stretch Forming Corporation ("SFC") on June 12, 2002, and Southern Stretch Forming and Fabrication, Inc. ("SSFF") on September 30, 2002. The Versaform acquisition significantly increased the Company's presence in the corporate and regional aircraft market, while adding various military products to the Company's product line. The SFC acquisition further supplemented the Company's military product line. Finally, the Company's acquisition of SSFF increased the Company's business in the corporate and regional aircraft market.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2003 versus September 30, 2002

Sheet Metal Segment

Net Sales.


                                              3rd Qtr       % of       3rd Qtr        % of
       Category                                 2002        Total       2003          Total
       ----------------------------------------------------------------------------------------


       Commercial Aircraft                    $ 5.2      31.3%        $ 5.1         35.4%
       Military Products                        3.3      19.9%          4.6         31.9%
       Corporate and Regional                   6.3      38.0%          3.1         21.5%
       Other                                    1.8      10.8%          1.6         11.2%
                                             --------------------------------------------------
       Total                                  $16.6     100.0%        $14.4        100.0%
                                             ==================================================

Net sales for the Sheet Metal segment were $14.4 million for the three months ended September 30, 2003. Increases in sales for military products were driven by shipments of product for a B-52 refurbishment program. Offsetting this increase was a decline in net sales for corporate and regional aircraft due to the July shut down, production rate declines, and inventory adjustments at Gulfstream and Cessna.

Gross Profit. Gross profit for the quarter ended September 30, 2003 was $2.3 million (15.9% of net sales), a decrease from $2.4 million (14.7% of net sales) in 2002. Gross profit increased as a percent of net sales because costs of manufacturing labor and fringes have been reduced during the third quarter of 2003 by $1.0 million compared to the prior year. Additionally, the work force reductions and manufacturing reorganization initiated at the Company's St. Charles facility are proceeding as planned. It is not anticipated that the full benefit of the changes will be realized until late in the first quarter of 2004.

The Company continues to encounter production difficulties on certain products for the C-130 for which it is preparing a claim to attempt to recover losses incurred and to re-price product for future deliveries. No benefit from any potential claim for the C-130 components has been accrued. The benefit of a claim, if any, will not be recorded until such time as the customer and the Company agree on a settlement. Additionally, scrap and other start up costs are hindering performance on the B-52 refurbishment program and a large skin sheet program for the Boeing 767.

Selling, General and Administrative Expenses ("SGA"). SGA expenses for the third quarter of 2003 was $1.7 million (11.7% of net sales), down from $2.0 million in 2002 (12.0% of net sales). This decline is primarily attributable to cost reduction efforts in telecommunications, professional services and certain variable expenses.

Restructuring Charges. During the third quarter of 2003, the Company adopted a plan to reduce employment levels and the number of facilities at its St. Charles operation. The reduction in employment levels will be phased in through October 2003 and the exit of certain leased facilities will not be completed until the first quarter of 2004. During the third quarter, the Company incurred severance costs and moving costs of $0.4 million related to this restructuring. The Company expects to spend a total of $0.6 million to complete this restructuring.

Interest Expense. Interest expense for the third quarter of 2003 was $0.1 million, down from $0.2 million in the third quarter of 2002. The benefits of declining interest rates combined with scheduled reductions in principal on term notes associated with the Sheet Metal segment generated this reduction.

Machining and Technology Segment

Net Sales.



                                                      3rd Qtr     % of      3rd Qtr    % of
             Category                                  2002       Total      2003      Total
             --------------------------------------------------------------------------------------


             Technology Products                       $2.8       60.9%      $1.8      58.1%
             Aerospace Products                         1.3       28.3%       0.9      29.0%
             Other                                      0.5       10.8%       0.4      12.9%
                                                      ---------------------------------------------
             Total                                     $4.6      100.0%      $3.1     100.0%
                                                      =============================================


Net sales for the Machining and Technology segment were $3.1 million in the third quarter of 2003, down 32.6% from $4.6 million in the prior year. Net sales of technology products were $1.8 million in the current quarter, down $1.0 million from the prior year. This decline is primarily attributable to the overall decline in the demand for equipment used in the production of semiconductors. Net sales for aerospace products were $0.9 million in the third quarter of 2003, down from $1.3 million in the prior year.

Gross Profit. The gross profit of the segment was $0.5 million (16.1% of net sales) in the third quarter of 2003, a decrease from $1.1 million (23.9% of net sales) in 2002. Overtime and controllable spending were curtailed in the segment during the third quarter. However, the decline in revenue outpaced the ability to cut cost and reduced coverage of fixed costs. Subsequent to the end of the quarter, employment levels were reduced by 6%.

Selling, General and Administrative Expenses. SGA expenses for the quarter ended September 30, 2003 was $0.4 million, unchanged from the prior year.

Interest Expense. Interest expense for the current quarter was $0.2 million for the segment, unchanged from the prior year.

Non-Segment Expenses

Interest Expense. Interest expense not assigned to a segment is primarily the result of the Company's revolving credit agreement which is used to fund both segments cash needs. Interest expense not assigned to a segment was $0.1 million in 2003 compared to $0.0 million in 2002.

Income Taxes. The Company's operations generated an income tax benefit of $0.4 million in the third quarter of 2003 compared to a benefit of $0.1 million in the third quarter of 2002. The Company has an effective tax rate of 38.5% in 2003 compared to 37.5% in 2002. The increase in rate is the result of the Company's growth in higher income tax states.

Nine months ended September 30, 2003 versus September 30, 2002

Sheet Metal Segment

Net Sales.


                                      9 Months    % of      9 Months    % of
       Category                         2002      Total       2003      Total
       -------------------------------------------------------------------------
       Commercial Aircraft            $ 17.8       40.8%     $ 16.1     33.8%
       Military Products                 8.4       19.3%       12.7     26.7%
       Corporate and Regional           12.8       29.4%       14.1     29.6%
       Other                             4.6       10.5%        4.7      9.9%
                                    --------------------------------------------
       Total                           $43.6      100.0%     $ 47.6    100.0%
                                    ============================================

Net sales for the nine months ended September 30, 2003 were $47.6 million, an increase of 9.2% from $43.6 million in 2002. The Company acquired Versaform in May 2002. Excluding the acquisition, sales in 2003 were $36.7 million, a decline of 3.1% from $37.9 million in 2002.

Net sales on commercial aircraft were $16.1 million in 2003 compared to $17.8 million in 2002. These reductions primarily resulted from declines in net sales for use on the Boeing 737 which were $8.0 million in 2003 compared to $9.3 million in 2002 and the Boeing 767 which were $1.0 million in 2003 compared to $2.1 million in 2002. These declines were due to production rate declines and inventory adjustments at Boeing.

Net sales of military products were $12.7 million, up 51.1% from $8.4 million in 2002. Net sales of components for use on Lockheed's F-16 and C-130 increased to $7.6 million in 2003 from $6.2 in 2002. Additionally, net sales on a new B-52 refurbishment program generated $2.4 million in 2003.

Corporate and regional aircraft components generated net sales of $14.1 million in 2003, up from $12.8 million in 2002. Components used on Gulfstream aircraft were $10.1 million in 2003, an increase from $9.6 million in 2002. Additionally, net sales on auxiliary power units used on corporate and regional aircraft were $1.1 million in 2003, up from $0.4 million in 2002.

Gross Profit. The segment's gross profit for 2003 was $6.1 million (12.8% of net sales) compared to $7.1 million (16.4% in net sales) in 2002. This decline is principally due to start up costs related to a new B-52 program and a sheet skin program on the Boeing 767, continuing losses on a Lockheed C-130 program, and a decreased ability to cover fixed costs on lower sales.

Selling, General and Administrative Expenses. SGA expenses for 2003 were $8.3 million (17.4% of net sales) versus $8.1 million (18.7% of net sales) in 2002. The increase in SGA expenses is primarily the result of a full years expense from the acquisition of Versaform in May 2002.

Restructuring Charges. During the third quarter of 2003, the Company adopted a plan to reduce employment levels and the number of facilities included in its St. Charles location. The reduction in employment levels will be phased in through October 2003 and the exit of certain leased facilities will not be completed until the first quarter of 2004. The Company incurred severance costs and moving costs of $0.4 million related to this restructuring during 2003.

Interest Expense. Interest expense for the segment is primarily related to the term debt incurred with the acquisition of Versaform in May 2002. Interest expense for the segment was $0.4 million in 2003 compared to $0.3 million in 2002.

Machining and Technology Segment

Net Sales.

                                      9 Months    % of      9 Months    % of
       Category                         2002      Total       2003      Total
       ------------------------------------------------------------------------
       Technology Products             $ 9.1      57.2%      $ 6.0      62.5%
       Aerospace Products                5.2      32.7%        2.5      26.0%
       Other                             1.6      10.1%        1.1      11.5%
                                    --------------------------------------------
         Total                         $15.9     100.0%      $ 9.6     100.0%
                                    ============================================

Net sales for the Machining and Technology segment were $9.6 million in 2003, down 39.6% from $15.9 million in 2002. Net sales of technology components are predominantly to two customers, each of which is experiencing lower production rates. Net sales of aerospace products was $2.5 million in 2003, a reduction from $5.2 million. As mentioned above, the segment experienced an interruption in normal order flow in the third quarter when Alliant Techsystems purchased the ordnance division of Boeing.

Gross Profit. The segment's gross profit was $1.3 million (13.5% of net sales), a decrease from $4.4 million (27.7% of net sales) in 2002.

Selling, General and Administrative Expenses. SGA expenses for 2003 was $1.2 million, unchanged from the prior year.

Interest Expense. Interest expense for 2003 was $0.6 million for the segment, a decrease from $0.7 million the prior year due to reduced outstanding debt. Interest expense for the segment is primarily related to term debt issued to purchase Tempco Engineering in 2001.

Non Segment Expenses

Interest Expense. Interest expense is primarily the result of advances under the Company's revolving line of credit. Interest expense was $0.2 million in 2003 compared to $0.1 million in 2002. Reductions in net sales provided less coverage of fixed cost. Additionally, the segments ability to reduce were unable to offset this decline in net sales.

Income Taxes. The loss generated by the Company in 2003 created an income tax benefit of $1.4 million compared to an expense of $0.5 million in 2002. The Company's effective tax rate was 38.5% in 2003 compared to 37.5% in 2002.

Cumulative Effect of Change in Accounting Principle. Effective January 1, 2002, the Company adopted SFAS No. 142, under which goodwill will no longer be amortized but instead be tested for impairment on an annual basis. The Company completed the required transitional impairment test and recorded a $1,767 charge ($1,104 net of tax) for the impairment of the Sheet Metal segments' goodwill as of January 1, 2002. See note 3 to the Consolidated Financial Statements included as part of this Form 10-Q for further information.

Liquidity and Capital Resources

The Company generated $0.4 million in cash from operations. Reductions in accounts receivable of $2.9 million were driven by increased collection efforts and lower sales volumes during the third quarter. Although the Company's inventory levels have increased in 2003 by $1.1 million, they declined by $0.8 million from June 30, 2003. The Company reduced accounts payable and accrued liabilities by $2.8 million during 2003.

During the first nine months of 2003, the Company spent $0.8 million on capital expenditures. These purchases have primarily been recurring purchases to maintain sound operating capabilities, a new mill at the Company's Auburn facility and design and layout costs for a building the Company leased in the San Diego area to consolidate its three locations there.

The net losses experienced by the Company in 2002 caused the Company to violate certain restrictive financial covenants in its bank credit agreement with its primary lender. Additionally, subsequent to year end, the Company exhausted its available borrowings under its revolving credit facility of $7.0 million. In April 2003, the Company negotiated revised covenants, secured an increase in its revolving credit facility to $10.0 million, subject to a borrowing base calculation, and extended the maturity date of the revolving credit facility to January 5, 2004. The revolving credit facility is scheduled to be reduced by collection of certain income tax and claim proceeds. At September 30, 2003, the revolving credit agreement had been reduced to [$9.2] million due to collection of certain income tax refunds.

As a part of the negotiations, the bank also required an increase in the interest rate on the revolving credit facility of 0.25%, restrictions on capital expenditures, and a fee of $25,000. Additionally, the bank required the Company to retain a financial consultant to work with management to analyze operations and cash management. Independently, the Company began a plan to reduce operating expenses at all facilities with primary emphasis on the St. Charles facility. These immediate cost savings included reductions in overtime worked and controllable expenses. Management, in conjunction with the financial consultant, submitted a plan for improving operating performance to the bank on July 1, 2003. This plan included a reduction in employment levels at the Company's St. Charles facility of approximately 60 people, realignment of reporting responsibilities and operating metrics, the initiation of a raw material cut to size contract with a supplier to reduce the administrative and operational management of raw material, and the consolidation of operations into two facilities from the four currently occupied. Severance and relocation costs are estimated to be $0.6 million, principally in the third quarter of 2003.

As noted above, in April, 2003, the Company negotiated certain financial covenants under its lending arrangement. As of September 30, 2003, the Company was in compliance with each of these revised covenants. However, the Company's continued compliance with these revised financial covenants could be adversely affected by the continued weak environment in the aerospace industry. Consequently, there can be no assurance that the Company will be able to continue to comply with the terms of one or more of these revised debt covenants.

The Company is currently reviewing the operations of all of its manufacturing locations and the level of its selling and administrative expenses, and plans to present an updated plan for improving operating performance to its lender in November 2003. At that time, the Company intends to begin negotiations with its lender regarding a restructuring of the Company's current lending arrangements. No assurance can be given that the Company will be successful in restructuring its working capital and term debt on terms satisfactory to it or, in the alternative, in obtaining replacement financing on suitable terms.

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

The Company's outstanding credit facility carries an interest rate that varies in accordance with LIBOR. The Company is subject to potential fluctuations in its debt service as LIBOR changes. Based on the amount of the Company's outstanding debt as of September 30, 2003, a hypothetical 1% change in the interest rate of the Company's outstanding credit facility would result in a change in annual interest expense of approximately $0.3 million.

Item 4.  Controls and Procedures.

As of September 30, 2003, the Company's management, under the supervision of its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934, as amended, (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and (ii) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

As previously disclosed, the Company's management has identified certain significant deficiencies in internal control over financial reporting relating to the Company's accounting for inventory. These deficiencies could adversely affect the Company's ability to record, process, summarize and report financial information in a timely manner, and could adversely affect the reliability of the Company's financial reporting and its preparation of financial statements for external purposes in accordance with generally accepted accounting principles. These deficiencies relate primarily to the decentralized nature of accounting for inventory, including:

   o Limited information technology resources for valuation,

   o Insufficient review of inventory accounts, and

   o Inconsistent application of accounting policies and related controls by operating units.

The  following   ongoing   initiatives  have  been  undertaken  to  correct  the
deficiencies in internal controls over financial reporting noted above:

   o Additional analysis and reconciliation procedures have been implemented related to inventory valuation. The Company has retained an accounting services firm to review the Company's methods and processes related to inventory valuation.

   o Corporate oversight of the controls and procedures in place over inventory has been increased and staffing has been added.

   o The Company has initiated a project to examine its inventory policies, document controls and procedures in a written manual, and conform practices at all of its operating units. This project will be incorporated into the analysis of internal controls as established under Sarbanes Oxley Act
     Section 404, which the Company began in the third quarter of 2003.

   o Management has completed the necessary account analysis and review prior to
     finalizing   inventory  valuation  in  its  September  30,  2003  financial statements.

Management, including the Chief Executive Officer and Chief Financial Officer, believes the results of the corrective actions begun by the Company in April 2003, as outlined above, are effective in addressing the significant deficiencies in internal control over financial reporting relating to inventory.

Except for the above disclosure, there have been no other changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                                     PART II

                                OTHER INFORMATION

Item 6.  Exhibits and Report on Form 8-K.

         (a) Exhibits:

             Exhibit Number                  Description

                10.1 Net Industrial Lease between Nonar Enterprises and Versaform Corporation, dated as of September 12, 2003

                31.1 Rule 13a-14(a) Certification of Ronald S. Saks, President and Chief Executive Officer

                31.2        Rule   13a-14(a)   Certification   of   Lawrence  E.
                            Dickinson, Secretary and Chief Financial Officer

                32          Certification  pursuant to 18 U.S.C. Section 1350 as
                            adopted    pursuant    to   Section   906   of   the
                            Sarbanes-Oxley Act of 2002

         (b) The Company filed the following reports on Form 8-K during the quarter ended September 30, 2003:

                  (i) On July 2, 2003, the Company filed a Report on Form 8-K reporting certain details associated with its action plan to further improve the Company's operating performance.

                  (ii) On July 23, 2003, the Company filed a Report on Form 8-K reporting the termination of 60 employees at its facility located in St. Charles, Missouri.

                  (iii) On September 12, 2003, the Company filed a Report on Form 8-K reporting the Company's having entered into certain contractual relationships.

                  (iv) On September 26, 2003, the Company filed a Report on Form 8-K announcing the resignation of Ernst & Young as the Company's independent accountant effective upon completion of the quarterly review of the Company's financial quarter ending September 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       LMI AEROSPACE, INC.


Date: November 13, 2003                By: /s/ Ronald S. Saks
                                       ----------------------------------------
                                       Ronald S. Saks
                                       Chief Executive Officer and President


Date: November 13, 2003                By: /s/ Lawrence E. Dickinson
                                       ----------------------------------------
                                       Lawrence E. Dickinson
                                       Chief Financial Officer and Secretary

                                  EXHIBIT INDEX

           Exhibit Number                    Description

                10.1 Net Industrial Lease between Nonar Enterprises and Versaform Corporation, dated as of September 12, 2003



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