Form 10-K
period 2003-12-31
LMI AEROSPACE INC
filed 2004-04-14
CIK 1059562

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                            FORM 10-K

        |X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the fiscal year ended December 31, 2003

        |_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the transition period from ___________  to ___________.

                 Commission file number  000-24293
                                         ---------


                               LMI AEROSPACE, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              Missouri                                  43-1309065
------------------------------------            --------------------------------
  (State or Other Jurisdiction of                      (IRS Employer
   Incorporation or Organization)                     Identification No.)

3600 Mueller Road, St. Charles, Missouri                63302-0900
----------------------------------------        --------------------------------
(Address of Principal Executive Officer)                (ZIP Code)

                                 (636) 946-6525
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Securities to be registered pursuant to Section 12(b) of the Act:    None
                                                                  ------------

Securities to be registered pursuant to Section 12(g) of the Act:

                     Common stock, $0.02 par value
               --------------------------------------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act).
    YES      NO  X
        ---     ---

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of the last business day of the registrant's most recently completed second fiscal quarter ended June 30, 2003, was $6,424,386. The aggregate market value of the voting common equity held by non-affiliates as of April 8, 2004 was $7,051,156.

There were 8,181,786 total shares of common stock outstanding as of April 8, 2004.

                       Documents Incorporated by Reference

Part III incorporates by reference portions of the Proxy Statement for the Registrant's 2004 Annual Meeting.

                                TABLE OF CONTENTS

Item No.                                                                Page
                                     PART I

1    Business                                                              4
2    Properties                                                           17
3    Legal Proceedings                                                    19
4    Submission of Matters to a Vote of Security Holders                  19

                                     PART II

5    Market for Registrant's Common Equity and Related Stockholder        20
     Matters
6    Selected Financial Data                                              22
7    Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                23
7A   Quantitative and Qualitative Disclosures About Market Risk           37
8    Financial Statements and Supplementary Data                          37
9    Changes in and Disagreements With Accountants on Accounting and
     Financial Disclosure                                                 68
9A   Controls and Procedures                                              68

                                    PART III

10   Directors and Executive Officers                                     70
11   Executive Compensation                                               71
12   Security  Ownership of Certain Beneficial Owners and Management      71
13   Certain Relationships and Related Transactions                       71
14   Principal Accountant Fees and Services                               71

                                     PART IV

15   Exhibits, Financial Statement Schedules, and Reports on Form 8-K     72

Signatures                                                                73

Exhibit Index                                                             74

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

     All predictions as to future results contain a measure of uncertainty, and accordingly, actual results could differ materially. Among the factors that could cause actual results to differ from those contemplated, projected or implied by the forward-looking statements (the order of which does not necessarily reflect their relative significance) are:

     o our losses from operations in recent years, together with our inability to meet certain covenants under our loan agreement in the past, raise substantial doubt about our ability to continue as a going concern. For further information, see Note 1 (Accounting Policies) to the consolidated financial statements included in Item 8 of this report.

     o the financial well-being of the Boeing Company, Lockheed Martin, Gulfstream and Cymer, orders from which comprise a majority of the Company's consolidated revenues;

     o    the Company's success in restructuring it's outstanding debt;

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

     o asserted and unasserted claims, and in particular, the Company's ability to successfully negotiate claims relating to cost over-runs of work performed on certain customer contracts;

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

For most of its history, the Company's primary focus had been the manufacture and sale of components to the commercial aircraft market of the aerospace industry. In recent years, the Company has expanded its operations through a number of acquisitions. In April of 2001, the Company acquired the operating assets of Tempco Engineering Inc. and its affiliate, Hyco Precision, Inc. ("Tempco"). This acquisition expanded the Company's aerospace product line and added technology components used in the manufacture of semiconductors and medical equipment as new product lines. In May of 2002, the Company acquired Versaform Corporation and its Canadian affiliates ("Versaform"), producers of large formed metal components for the regional jet, business jet and military markets of the aerospace industry. The Company acquired the metal fabrication assets of Stretch Forming Corporation in June of 2002, an aerospace sheet metal manufacturer, which manufactures components for the military market of the aerospace industry. Finally, in October of 2002, the Company acquired the operations and certain assets of the aerospace division of Southern Stretch Forming and Fabrication, Inc., a manufacturer of aerospace sheet metal for the corporate and regional markets.

The Company was organized as a Missouri corporation in 1948. The Company's headquarters are located at 3600 Mueller Road, St. Charles, Missouri 63302.

Recent Development

On March 30, 2004, the Company and Union Planters Bank N.A. ("Union Planters") entered into a Thirteenth Amendment to Loan Agreement ("Thirteenth Amendment"), amending the Loan Agreement dated as of August 15, 1996 (the "Loan Agreement") between Leonard's Metal, Inc., the predecessor in interest to the Company, and Magna Bank, National Association, the predecessor in interest to Union Planters. The primary purposes of the Thirteenth Amendment were to (a) extend the maturity of the Company's Revolving Line of Credit provided under the Loan Agreement ("Revolving Credit Loan") from March 31, 2004 to March 31, 2005, and (b) waive a default arising under the Loan Agreement providing for the maintenance of a minimum consolidated EBITDA amount (the "EBITDA Covenant") for the period ended December 31, 2003.

In addition, under the terms of the Thirteenth Amendment to Loan Agreement:

     o The maximum principal amount of the Revolving Credit Loan was increased from $9,088,323 to $9,700,000 through September 30, 2004, subject to a borrowing base calculation and further subject to a newly established inventory reserve requirement and a more restrictive requirement for eligible receivables, which, notwithstanding the increased borrowing maximum amount provided by the Thirteenth Amendment, could reduce the amount of borrowing availability under the Revolving Credit Loan.

     o The interest rate on the Revolving Credit Loan was changed from LIBOR plus 2.50% to Union Planters' prime rate plus 1%. Moreover, if the Company has not executed and delivered a letter of intent regarding
          (i) the sale of the stock or of all or substantially all of the assets of certain of its subsidiaries, and/or (ii) the procurement by the Company of debt financing providing the Company with sufficient funds to repay in full the Company's obligations to Union Planters ("Letter of Intent") on or before June 30, 2004, the interest rate on the Revolving Credit Loan will be increased to prime plus 1-1/2%, and further increased to prime plus 2.00% if the Company has not paid all of its obligations to Union Planters in full on or before September 30, 2004. The interest rate on Term Loan A provided under the Loan Agreement, which, as of March 30, 2004, had a total outstanding principal balance of $9,160,714, was changed from LIBOR plus 3%, subject to a floor of 7% and a ceiling of 8.5%, to Union Planters' prime rate plus 2%, subject to a floor of 7%. The interest rate on Term Loan B provided under the Loan Agreement, which, as of March 30, 2004, had a total outstanding principal balance of $8,773,816, was changed from LIBOR plus 3% to Union Planters' prime rate plus 2%. Moreover, if the Company has not executed and delivered a Letter of Intent on or before June 30, 2004, the interest rate on Term Loans A and B will be increased to Union Planters' prime plus 2-1/2% and further increased to Union Planters' prime plus 3% if the Company has not paid all of its obligations to the Buyer in full on or before September 30, 2004.

     o If, by June 30, 2004, the Company does not enter into one or more Letters of Intent, a fee of $125,000 will be payable on the earliest of March 31, 2005, the date the Company repays all of its obligations to Union Planters or the date on which Union Planters accelerates all of the Company's obligations.

     o If the Company fails to pay all of its obligations in full to Union Planters by September 30, 2004, a fee of $350,000 will be payable to Union Planters ($100,000 on October 1, 2004 and $250,000 on the earliest of March 31, 2005, the date the Company repays all of its obligations to Union Planters or the date on which Union Planters accelerates all of the Company's obligations).

     o If the Company fails to pay all of its obligations in full to Union Planters by December 30, 2004, a fee of $200,000 will be payable to Union Planters ($100,000 on December 31, 2004 and $100,000 on the earliest of March 31, 2005, the date the Company repays all of its obligations to Union Planters or the date on which Union Planters accelerates all of the Company's obligations).

Thus, increased interest rates and additional fees will apply during the remaining term of the Loan Agreement (through March 31, 2005) if the indebtedness under the Loan Agreement is not repaid in full through alternative financing and/or a sales of assets by certain prescribed dates. The Company has engaged Lincoln Partners LLC, a Chicago, Illinois based investment banking firm, to assist in these efforts.

Please see Note 8 of the Consolidated Financial Statements included as part of this Annual Report on Form 10-K for more detailed financial information relating to the Company's debt.

Business Segments

As a result of its acquisition of Tempco, the Company's business is now divided into two segments, the Sheet Metal segment and the Machining and Technology segment. The Sheet Metal segment, which is the Company's dominant segment, services the aerospace and commercial sheet metal industries and is comprised of all of the Company's subsidiaries other than Tempco. The Sheet Metal segment accounted for $62.0 million, or 81.7%, of the Company's net sales in 2003.

The business of the Machining and Technology segment, which utilizes a machining process rather than a forming process to manufacture its product line, is conducted entirely by Tempco and serves the aerospace and technology industries. More than 50% of Tempco's revenue is derived from the medical and semiconductor technology industries. The Company originally acquired Tempco to serve as a supply arm to the Company. However, as the Tempco business evolved, it became an autonomous unit with regard to virtually all aspects of its business, which led the Company to categorize it as a distinct business segment. The Machining and Technology segment accounted for $13.9 million, or 18.3%, of the Company's net sales in 2003.

Please see Note 15 of the Consolidated Financial Statements included as part of this Annual Report on Form 10-K for specific financial information relating to the Company's business segments.

Risk Factors

The Company's business, financial condition, results of operations and cash flows can be impacted by a number of factors, including, but not limited to, those factors set forth below and elsewhere in this Annual Report on Form 10-K, any one of which could cause the Company's actual results to vary materially from recent results or from the Company's anticipated future results.

Our recent operating losses raise substantial doubt about our ability to continue as a going concern.

The Company has incurred operating losses in recent years due to difficulties encountered on certain recent contracts, and the prevailing adverse economic environment in the commercial aerospace and technology markets, which have resulted in depressed markets for the Company's products.

The continuation of or further declines in demand for the Company's products will place the Company at risk of further revenue erosion. The Company has begun restructuring efforts to reduce its cost base in an effort to improve performance. If the Company is unable to reduce costs or revenues continue to decline, it may not achieve profitability.

Our independent certified public accountants have modified their opinion to our audited financial statements for the year ended December 31, 2003 to include an emphasis paragraph, stating that our continuing losses raise substantial doubt about our ability to continue as a going concern. Our continuation as a going concern will depend upon our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately to attain profitable operations. Our management has developed a plan that includes restructuring or possibly disposing of segments of our business, increasing sales and raising alternative captital. If we are unsuccessful in accomplishing any of these three tasks, our ability to continue to operate as a going concern could be in doubt. Concern about our ability to continue as a going concern may make it more difficult for us to obtain alternative funding to meet our obligations or adversely affect the terms of any alternative funding we are able to obtain. There can be no assurance that we can or will operate profitably in the future, or that we will continue as a going concern.

If the Company is unable to effectively and efficiently implement our plan to remediate a material weakness that has been identified in our internal controls and procedures, there could be a material adverse effect on our financial results.

In connection with its 2003 year-end audit, our independent certified public accountants have identified a material weakness in our internal controls and procedures relating to inventory costing and obsolescence analysis. The Company has implemented and is continuing to implement various initiatives intended to materially improve our internal controls and procedures to address this weakness. These initiatives address our control environment, organization and staffing, policies, procedures and documentation and information systems. The implementation of these initiatives is one of our highest priorities. Our Board of Directors, in coordination with our Audit Committee, will continually assess the progress and sufficiency of these initiatives and make adjustments as necessary. However, no assurance can be given that we will be able to successfully implement our revised internal controls and procedures or that our revised controls and procedures will be effective in remedying all of these identified deficiencies in the Company's internal controls and procedures. In addition, the Company may be required to hire additional employees, and may experience higher than anticipated capital expenditures and operating expenses, during the implementation of these changes and thereafter. If the Company is unable to implement these changes effectively or efficiently, there could be a material adverse effect on our financial results. Moreover, the Company could be subject to additional regulatory oversight and our business and reputation could be harmed.

Covenant restrictions in our credit facility and other debt instruments could limit our ability to operate our business.

The Company currently maintains a credit facility with Union Planters under the terms of the Loan Agreement. This facility is secured by all of the Company's domestic property, including, but not limited to, accounts receivable, inventories, buildings, and equipment, and includes certain restrictive covenants relating to various financial measures. On March 30, 2004, the Company and Union Planters entered into the Thirteenth Amendment to Loan Agreement. The primary purposes of the Thirteenth Amendment were to (a) extend the maturity of the Company's Revolving Credit Loan under the Loan Agreement from March 31, 2004 to March 31, 2005 and (b) waive a default arising under the Loan Agreement providing for the maintenance of a minimum consolidated EBITDA amount for the period ended December 31, 2003. The Loan Agreement, as amended, provides for certain restrictive covenants, including the EBITDA Covenant.

In addition, the Company has executed a note in favor of a former owner of Versaform Corporation, now a director of the Company, in connection with the Company's purchase of Versaform. This note is secured by a pledge of 65% of the Company's interest in its Canadian subsidiary, and as part of its obligations under this note, the Company's Canadian subsidiary is subject to various restrictive covenants relating to the its financial performance.

If the Company were to fail in the future to comply with the restrictive covenants in the Loan Agreement or in the promissory note, the Company's operations could be negatively impacted and its ability to take advantage of potential business opportunities as they arise could be limited. Moreover, the Company's failure to comply with these restrictive financial and other covenants could result in an event of default that, if not cured or waived, could cause the Company to be required to repay its borrowings before their due dates. If the Company were unable to make this repayment or otherwise refinance these borrowings, the Company's creditors could foreclose on the assets securing its borrowings. Although in the Thirteenth Amendment Union Planters waived the default arising from a failure of the Company to meet the EBITDA Covenant, such waiver was limited to and valid only for the specific purposes given. Union Planters is not obligated solely by reason of such waiver to agree to any additional waivers.

Please see Item 1. Business - Recent Developments and Note 8 of the Consolidated Financial Statements included as part of this Annual Report on Form 10-K for more detailed financial information relating to the Company's debt.

The Company's outstanding indebtedness may adversely impact the Company's cash flow and ability to raise necessary capital.

As of December 31, 2003, the Company had a total of $27,814,000 in outstanding long-term debt, of which $21,583,000 matures in 2005. The Company is dependent on borrowings under the Revolving Credit Loan to fund its working capital needs. The existence of indebtedness at the current level will require that significant portions of the Company's cash flow from its business operations be used to service outstanding debt. If the Company is unable to obtain necessary financing in the future and a substantial portion of the Company's cash flow is used to service debt obligations, the Company may have limited ability to fund: (i) working capital requirements; (ii) future acquisitions that would benefit the Company's growth strategy; (iii) capital expenditures; (iv) debt service requirements; and (v) other general business requirements.

The Thirteenth Amendment provides for an increased interest rate on borrowings thereunder and imposes certain fees and additional interest rate increases if the indebtedness under the Loan Agreement is not repaid in full through alternative financing and/or sales of certain of its business operations by certain prescribed dates. The Company has engaged Lincoln Partners LLC, a Chicago, Illinois based investment banking firm, to assist in these efforts.

Please see Item 1. Business - Recent Developments and Note 8 of the Consolidated Financial Statements included as part of this Annual Report on Form 10-K for more detailed financial information relating to the Company's debt.

The Company will need to repay in full its outstanding bank debt through refinancing or sale(s) of assets.

As discussed above, the Thirteenth Amendment contemplates the Company's repayment in full of all indebtedness and other payment obligations under the Loan Agreement by March 31, 2005 or sooner through the refinancing of its indebtedness to Union Planters and/or the sale of certain of its business operations.

No assurance can be given that the Company will be able to effect such refinancing and/or sale(s) of assets to meet its obligations under the Loan Agreement. The Company's failure to do so in a timely manner will result in increased interest rates and fees during the term of the Loan Agreement, and if the Company is unable to repay in full its indebtedness to Union Planters at the maturity of the Loan Agreement, Union Planters will have the ability to foreclose on its collateral, consisting of substantially all of the U.S. assets of the Company and to pursue any or all of the other remedies available to it. In such case, no assurance can be given that the Company will be able to continue its operations.

Please see Item 1. Business - Recent Development and Note 8 of the Consolidated Financial Statements included as part of this Annual Report on Form 10-K for more detailed financial information relating to the Company's debt.

The Company's business is dependent on only a few customers.

In 2003, 55.0% of the Company's aggregate sales were dependent on relationships with four major customers: Boeing Company, Lockheed Martin Corporation, Gulfstream Aerospace Corporation and Cymer, Inc. Although a majority of the Company's sales are made pursuant to multi-year contracts, such contracts are generally terminable upon 30 days notice by the customer and typically do not require the customer to purchase any specific quantity of products. Accordingly, there can be no assurance that sales to customers that have in the past accounted for significant sales individually or as a group will continue, or if continued, will reach or exceed historical levels in any future periods. The loss of any one of these customers, or a significant reduction in the amount of orders received from any one of these customers, could cause a significant decrease in the Company's net sales and profitability. The Company anticipates that a small number of large customers will continue to dominate its sales for the foreseeable future.

The Company's business is dependent on the aerospace industry and is therefore susceptible to factors that affect that industry such as acts of terrorism and general economic factors.

The Company derives approximately 89% of its sales and operating income from the services and components sold to the aerospace industry. As a result of the events of September 11, 2001, the commercial airline industry has suffered a significant decline in operational efficiency and financial condition. Consequently, the Company experienced a decrease in orders for new commercial aircraft and replacement components. The Company is unable to predict when the financial outlook of the airline industry might rebound, or when orders for new aircraft and replacement components might increase. And, while in some instances since September 11, 2001 the Company has seen an increase in orders from certain customers, particularly producers of military and corporate and regional aircraft, the overall effect of a prolonged downturn in the commercial airline industry will be a potentially severe reduction in demand for the Company's aerospace products. Additional acts of sabotage or terrorism or adverse results to the U.S. in its military conflicts, such as the current conflict in Iraq, would likely lead to even further reduced demand for the Company's products and services.

In addition, the Company's business is directly affected by certain characteristics and trends of the aerospace industry that affect its customers, such as (i) fluctuations in the aerospace industry's business cycle, (ii) varying fuel and labor costs, (iii) intense price competition and regulatory scrutiny, (iv) certain trends, including a possible decrease in aviation activity, a decrease in outsourcing by aircraft manufacturers or the failure of projected market growth to materialize or continue, and (v) changes in military budgeting and procurement for certain military aircraft. In the event that these characteristics and trends adversely affect customers in the aerospace industry, they would reduce the overall demand for the Company's products and services, thereby decreasing the Company's sales and operating income.

The Company may experience cost over-runs related to orders for new products and changes to existing products.

The Company generally sells its products under firm, fixed-priced contracts providing for a fixed price for the products sold by the Company, regardless of the production costs incurred by the Company. As a result, inaccurate pricing, manufacturing inefficiencies, start-up costs and other factors may result in cost over-runs and losses on contracts. The cost of production also may be adversely affected by increases in the cost of labor, materials and overhead and changing product standards. In many cases, the Company makes multi-year firm, fixed-price commitments to its customers, without assurance that the Company's anticipated production costs will be achieved. In some instances, the Company has been successful in obtaining the agreement of a customer to reprice a particular product and recoup previous losses, primarily when incomplete or inaccurate engineering data or out-of-tolerance tooling has contributed to these cost over-runs. However, with respect to future claims there can be no assurance that the Company will be successful in obtaining the necessary re-pricing in order to make a particular product profitable to the Company.

Risks  associated  with  acquisitions   could  result  in  increased  costs  and
production inefficiencies.

A key element of the Company's growth strategy has been expansion through the acquisition of complementary businesses involved in the aerospace industry and strategic acquisitions that would provide the Company with access to new industries. The Company's ability to expand by acquisition is dependent on, and may be limited by, the availability of suitable acquisition candidates and the Company's capital resources. Acquisition risks include difficulties in assimilating the operations and personnel of acquired companies, difficulties associated with new product lines and meeting new tolerance requirements, an inability to accurately price new products, the potential loss of key employees of the acquired companies, the incurrence of substantial, additional indebtedness in funding such acquisitions, and goodwill impairment. Furthermore, although the Company will investigate the business operations and assets of entities that it acquires, there may be liabilities that the Company fails or is unable to discover and for which the Company, as a successor owner or operator, may be liable. The Company evaluates acquisition opportunities from time to time, but there can be no assurance that the Company will be able to consummate acquisitions on satisfactory terms, or at all, or that it will be successful in integrating any such acquisitions into its operations. However, as indicated above, the Company's limited capital resources will signficantly restrict its ability to effect strategic acquisitions.

The Company's industries are characterized by intense competition.

The Company's competitors in the aerospace industry consist of a large fragmented group of companies, including certain business units or affiliates of the Company's customers. However, the Company is unaware of any single company in the aerospace industry with which it competes in all of the Company's processes. The Company believes that competition within the aerospace industry will increase substantially as a result of industry consolidations and trends toward favoring greater outsourcing of components and reducing the number of preferred suppliers. The Company also believes that foreign aerospace manufacturers will become an increasing source of competition, due largely to foreign manufacturers' access to low-cost labor and the increased prevalence of industry participation commitments, pursuant to which domestic OEMs and Primes agree to award production work to manufacturers from a foreign country in order to obtain orders from that country. In contrast to the aerospace industry, the Machining and Technology segment has only a few competitors for the products it produces. Certain of the Company's competitors in all of its industries, have substantially greater financial, production and other resources than the Company. These competitors may have (i) the ability to adapt more quickly to changes in customer requirements and industry conditions or trends, (ii) stronger relationships with customers and suppliers, and (iii) greater name recognition than the Company. There can be no assurance that competitive pressures will not materially and adversely affect the Company's business, financial condition or results of operation.

Decreases in the availability, or increases in the cost, of the Company's raw materials would increase the Company's operating costs.

Most of the Company's components are manufactured from aluminum products. From time to time, the Company, and the aerospace components industry as a whole, has experienced shortages in the availability of aerospace quality aluminum. In addition, the Company's Machining and Technology segment utilizes materials that, in some cases, may be provided by a limited number of suppliers. Raw material shortages could inhibit the Company's ability to deliver products to its customers on a timely basis. However, there can be no assurance that the Company will be able to purchase sufficient quantities of aluminum products or other materials to meet its production needs in the future or that necessary materials will be available on satisfactory terms or at reasonable prices. Any such material shortage or price escalation would increase the Company's operating costs, which would likely reduce profits.

The Company's long-term success and growth strategy depend on its senior management and the Company's ability to attract and retain qualified personnel.

The Company is currently renegotiating written employment agreements with its senior management, which expired December 31, 2003. The Company also maintains key man life insurance policies on the lives of certain of such personnel. However, the loss of service of one or more of the Company's senior management personnel could result in a loss of leadership and an inability to successfully pursue the Company's long-term success and growth strategy.

The Company's success and future growth also depend on management's ability to attract, hire, train, integrate and retain qualified personnel in all areas of its business. Competition for such personnel is intense, and the Company's inability to adequately staff its operations with such personnel could render the Company less efficient, thereby slowing its rate of production. In addition, rising costs associated with certain employee benefits, in particular the rising costs associated with providing employee health coverage, could limit the ability of the Company to provide certain employee benefits in the future. The Company's inability to provide a competitive employee benefits package could limit the ability of the Company to recruit and retain qualified personnel.

Compliance with and changes in environmental, health and safety laws and other laws that regulate the operation of the Company's business could increase the cost of production and expose the Company to regulatory claims.

The Company's operations are subject to extensive and frequently changing federal, state and local laws and substantial regulation by government agencies, including the United States Environmental Protection Agency ("EPA"), the United States Occupational Safety and Health Administration ("OSHA") and the Federal Aviation Administration ("FAA"). Among other matters, these agencies impose requirements that regulate the operation, handling, transportation and disposal of hazardous materials generated or used by the Company during the normal course of its operations, govern the health and safety of the Company's employees and require the Company to meet certain standards and licensing requirements for aerospace components. This extensive regulatory framework imposes significant compliance burdens and risks on the Company and, as a result, may substantially affect its operational costs. In addition, the Company may become liable for the costs of removal or remediation of certain hazardous substances released on or in its facilities without regard to whether or not the Company knew of, or caused, the release of such substances. The Company believes that it is currently in material compliance with applicable laws and regulations and is not aware of any material environmental violations at any of its current or former facilities. There can be no assurance, however, that its prior activities did not create a material environmental situation for which the Company could be responsible or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations, or an increase in the amount of hazardous substances generated or used by the Company's operations) will not result in any material environmental liability to the Company or result in a material adverse effect to the Company's financial condition or results of operations.

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

The market price of the Company's common stock could be subject to wide fluctuations in response to quarterly variations in operating results, changes in financial estimates by security analysts, a failure of the Company to meet such estimates and other events or factors. In addition, the stock market has experienced volatility that has affected the market prices of the equity securities of many companies. The resulting changes in such market prices are often not directly related to the operating performance of such companies. Accordingly, market volatility could adversely affect the market price of the Company's common stock.

Certain provisions in the Company's charter documents may have the effect of delaying, deterring, or preventing certain potential acquisitions or a change in control of the Company.

The Company's Restated Articles of Incorporation and Amended and Restated Bylaws contain certain provisions that reduce the probability of a change of control or acquisition of the Company. These provisions include, but are not limited to,
(i) the ability of the Board of Directors to issue preferred stock in one or more series with such rights, obligations and preferences as the Board of Directors may determine, without any further vote or action by the shareholders,
(ii) advance notice procedures for shareholders to nominate candidates for election as directors of the Company and for shareholders to submit proposals for consideration at shareholders' meetings, (iii) the staggered election of directors, and (iv) restrictions on the ability of shareholders to call special meetings of shareholders. In addition, the Company is subject to Section 459 of the General and Business Corporation Law of Missouri, which, under certain circumstances, may prohibit a business combination between the Company and a shareholder owning 20% or more of the outstanding voting power of the Company.

Customers and Products

Customers

The Company's principal customers serviced by the Sheet Metal segment are Boeing, Lockheed Martin and Gulfstream, leading OEMs and Primes in the commercial, corporate and regional and military aircraft markets of the aerospace industry. During 2003, direct sales to these customers accounted for a total of approximately 55% of the segment's sales.

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

The Machining and Technology segment's principal customers are Cymer, a manufacturer of semi-conductor equipment in the technology industry, and Alliant Techsystems (ATK), a defense contractor. During 2003, Cymer and Alliant Techsystems accounted for 68.5% of the Machining and Technology segment sales.

Products.

The Company fabricates, machines and integrates formed, close tolerance aluminum and specialty alloy components for use by the aerospace, technology and commercial sheet metal industries. All components are fabricated from designs and specifications prepared and furnished by its customers. Because the Company manufactures thousands of components, no one component accounts for a significant portion of the Company's sales. The following table describes some of the principal products manufactured by each of the Company's segments and the models into which they are integrated:

                       Product                    Models
                       -------                    ------
    Sheet Metal Segment
    -------------------

    Wing leading edge skins, flapskins, winglets  737 NG, G-400 and Citation X

    Detail interior components                    Boeing 737 Classic, 737 NG,
                                                  727, 747, 757, 767, 777 and
                                                  C-130

    Wing panels and floorbeams                    747

    Door assembly structural details              737 Classic, 737 NG, 747 and
                                                  757, Challenger 604, Regional
                                                  Jet, F-16, C-130 and Business
                                                  jet

    Thrust reversers and engine                   G-400, CL415, 737 Classic,
    nacelles/cowlings                             777 and B-52

    Cockpit window frames and landing light       737 NG, 747, 767, 777,
    lens assembly                                 Citation III, VII and Excel,
                                                  MD-80, KC-10 and F-16

    Product                                       Models
    -------                                       ------

    Fuselage and wing skin                        Models 45 and 60, Dash-8, 717
                                                  737 Classic, 737 NG, 747, 757,
                                                  767, 777, C-130, F-16,
                                                  Sovereign, Citation, G-300,
                                                  G-400 and G-500


    Structural sheet metal & extruded             Boeing 737 Classic, 737 NG,
    components                                    727, 747, 757, 767, 777 and
                                                  C-130, F-16, Gulfstream G400
                                                  and G500

    Auxiliary power units                         Embraer, Regional Jet and V-22
                                                  Osprey

    Machining and Technology Segment
    --------------------------------

    Fans, heat exchangers, and various assemblies ELS 7000, ELS 6010, and XLA
    and components                                100 components

    Housings and assemblies for gun turret        AH-64 Apache Helicopter

    Various components and assemblies             IntraLase FS Laser

Please see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview for detailed information regarding the revenues contributed by classes of products.

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

In manufacturing some components for the Sheet Metal segment, the Company uses several forming processes to shape or "form" a "work piece" (aluminum, stainless steel or titanium sheet metal and extrusion) into components by applying pressure through impact, stretching or pressing the raw material (sheet metal or extrusion) to cause conformance to a die. The shapes may be simple with a single angle, bend or curve, or may be complex with compound contours having multiple bends and angles. Some processes incorporate heat to soften the metal prior to or during forming. Forming processes include: drop hammer, fluid cell press, sheet metal and extrusion stretch, skin stretch, stretch draw, hot joggle, brake forming, roll forming and radial draw.

Additionally, certain products manufactured by the Sheet Metal segments and virtually all of the Machining and Technology segment products are produced using close tolerance machining methods. Various metals are machined, such as stainless, aluminum, monel, kevlar, and numerous varieties of steel and castings for small to medium sized parts, in heat treated and non-heat treated conditions. Parts are processed through conventional and computer numerical control machining methods, also known as CNC, from raw material or castings up to and through assembly processes. In addition, complex machining of parts is accomplished through experience in engineering set-ups to produce intricate and close tolerances with very restricted finish requirements. Each machining facility is also set up to complete turnkey, research and development projects to better support engineering changes from customers.

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

Backlog

The Company's backlog for each of its business segments is displayed in the following table:

                                                 As of December 31,
                                                   (in millions)

                                           2001        2002        2003
Sheet Metal Segment                       ------      ------      ------
-------------------
Total                                     $ 46.8      $ 59.2      $ 42.7

Portion deliverable within 12 months      $ 31.8      $ 44.7      $ 36.4

Machining and Technology Segment (1)
--------------------------------
Total                                     $ 11.9      $ 12.9      $ 11.2

Portion deliverable within 12 months      $ 10.5      $ 12.5      $ 11.0

----------------------
     (1) The Company acquired Tempco Engineering, which comprises the Machining and Technology segment, in April of 2001.

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

A strategy adopted by the commercial division of Boeing, requires that Boeing subcontractors purchase aluminum sheet, aluminum extrusion and titanium sheet from TMX Aerospace (a Boeing-designated raw material service provider). This supply chain approach is intended to control raw material pricing and assure adequate levels of inventory for both Boeing and its supply base. Additional designated material source strategies are used by several of the Company's customers. Like the Boeing arrangement, these customers provide the Company with access to an assured supply of materials at competitive pricing.

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

Quality Assurance and Control

The Company continually seeks to maintain high quality standards in the fabrication and processing of its products. Accordingly, the Company employs 65 full-time quality control and assurance personnel. Each work order introduced to the Company's manufacturing facilities contains an inspection plan specifying required inspection points. Quality inspectors are assigned to each work center and are trained in the testing required in connection with products passing through the assigned work center. Although a large percentage of the Company's products are 100% inspected immediately prior to shipment by a customer employee or a customer designated Company employee, Boeing has approved a sampling inspection program for certain components using statistical process control data maintained by the Company.

The Company's Quality Systems are continuously reviewed and updated to comply with the requirements of ISO9001-2000, AS9100 Revision A and Nadcap quality standards. Through this continuous improvement process we have maintained our approval by Boeing to D6-82479 as well as other customer's quality standards. This updating process has allowed certain facilities with third party registrations for ISO9001-2000, AS9100 Rev. A and Nadcap to maintain those certifications for 2004. During 2004 the Company will continue to review all procedures to ensure they meet the latest revisions to the ISO and AS standards. The Company will continue with its ongoing employee training program and use of lean manufacturing techniques to assist employees in becoming familiar with any changes in the Company's procedures. The Company has continued to develop a robust internal auditing program for each of the facilities to ensure that the training is effective and to ensure ongoing compliance to customer required standards.

Sales and Marketing

The Company has realigned its sales and marketing organization into four market sectors: Commercial Aerospace, Military Aircraft, Business/Regional Jets and Non-Aerospace (which includes sales to the technology and commercial sheet metal industries). Within these sectors, one Sales and Marketing Director, two Market Sector Directors and five Program Managers support the Company and its customers in the conduct of business. At each of the Company's facilities, customer service representatives establish and maintain an associate business relationship between customers and the Company's production and fabrication business units with a focus on customer satisfaction. Additionally, two independent sales representatives conduct business on behalf of the Company.


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

Competition

Components for customers in the aerospace industry are provided by a large fragmented group of companies, including certain business units or affiliates of the Company's customers. The Company believes participants in the aerospace industry compete primarily with respect to delivery, price and quality. To the contrary, the Company believes that there are only a few producers of components similar to the principal technology components manufactured by the Company's Machining and Technology segment. The Company believes that engineering capability, responsiveness and price are key aspects of competition in the technology industry. In all industries in which the Company competes, certain of the Company's competitors, including business units affiliated with the Company's customers, have substantially greater financial, production and other resources than the Company. The Company has also recognized a trend by certain of its customers to outsource production to foreign countries where labor costs are significantly lower. This trend has been exacerbated by the expanded use of industry participation arrangements, pursuant to which OEMs and Primes agree to outsource certain manufacturing contract work to a foreign country in return for orders for new aircraft.

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

Employees

As of December 31, 2003, the Company had 738 permanent employees, of whom 19 were engaged in executive positions, 100 were engaged in administrative positions and 619 were engaged in manufacturing operations. None of the Company's employees are subject to a collective bargaining agreement, and the Company has not experienced any material business interruption as a result of labor disputes since it was formed. The Company believes it has an excellent relationship with its employees.

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

In order to increase its customer focus, the Company initiated several changes in its organizational structure. The Company divided its manufacturing plants into a West Coast Region and Central Region and named Regional Vice Presidents to oversee these operations. Within the manufacturing plants, customer focused operating units were developed which expanded our expertise in customer quality requirements and manufacturing methods. At the corporate level, the Company created four market sectors; Military, Commercial, Regional/Business Jet, and Non-Aerospace. The Company also appointed a Market Sector Director for each market sector to serve as industry experts to increase work volume while continuing strategic diversification. The Company also began transitioning to a matrix organizational structure with several dual reporting relationships between corporate and plant positions in order to enhance company wide communications, provide consistency in approach, and strengthen our operation as one company.

The Company does not generally experience any seasonality in the demand for its products.

Item 2.  Properties.

Facilities

The following table provides certain information with respect to the Company's headquarters and manufacturing centers:

Sheet Metal Segment

     Location                         Principal Use                   Square Footage    Interest
     --------                         -------------                   --------------    --------
3600 Mueller Road              Executive and Administrative               62,585          Owned
St. Charles, Missouri          Offices and Manufacturing Center

3030-3050 N. Hwy 94            Manufacturing Center and Storage           92,736          Owned
St. Charles, Missouri

3000-3010 N. Hwy 94            Assembly and Storage                       30,074         Leased(1)
St. Charles, Missouri

101 Western Ave. So.           Manufacturing Center                       79,120         Leased(2)
Auburn, Washington

2629-2635 Esthner Ct.          Manufacturing Center                       31,000          Owned
Wichita, Kansas

2621 W. Esthner Ct.            Administrative Offices and Storage         39,883         Leased(3)
Wichita, Kansas

2104 N. 170th St. E. Ave.      Finishing and Manufacturing Facility       75,000          Owned
Tulsa, Oklahoma

1120 Main Parkway              Distribution Center                        40,000         Leased(4)
Catoosa, OK

2205 and 2215 River Hill Rd    Machining Facility                          8,400         Leased(5)
Irving, Texas

6221 202nd Street #6           Office and Manufacturing                   10,835         Leased(6)
Langley, British Columbia
Canada

1377 Speciality Drive          Office and Manufacturing                   73,554         Leased (7)
Vista, California

1315 S. Cleveland Street       Office and Manufacturing                   19,000         Leased (8)
Oceanside, California

101 Coleman Blvd               Distribution                               38,400         Leased (9)
Pooler, Georgia

Machining and Technology Segment

     Location                         Principal Use                   Square Footage    Interest
     --------                         -------------                   --------------    --------

8866 Laurel Canyon Blvd.       Office and Manufacturing                   26,200         Leased (10)
Sun Valley, California

11011-11021 Olinda Street      Office, Manufacturing and Storage          20,320         Leased (11)
Sun Valley, California
----------------------------------------------

     (1) Subject to a yearly rental amount of $120,266, expired on February 28, 2004 and is continuing on a monthly basis.

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

     (4)  Subject to yearly payments of $109,596 expiring on August 31, 2004.

     (5) Month to month lease of $3,750 subject to a six-month cancellation notice.

     (6) Subject to yearly payments of $92,168 (Canadian $), expiring September 30, 2004.

     (7) Subject to graduated yearly payments of $334,340 to $572,304 during the life of the lease. The lease expires on September 30, 2013, subject to the Company's option to extend the lease for two additional five year terms. The Company shall be entitled to occupy an additional 11,450 square feet of this property on October 1, 2004.

     (8) Subject to yearly payment of $86,400, expiring on January 31, 2005. This facility is leased from Edward D. Geary, the father of Brian Geary, a director of the Company.

     (9)  Subject to yearly payments of $165,120, expiring on August 31, 2006.

     (10) Subject to yearly payments of $172,920, expiring March 31, 2006 The landlord for this property is Starwood Company, a company beneficially owned in part by Ernest L. Star, the father of Ernest R. Star, an officer of the Company.

     (11) Subject to yearly payments of $155,347, expiring March 31, 2006. One of the landlords for this property is a trust for the benefit of Ernest L. Star, the father of Ernest R. Star, an officer of the Company. Ernest R. Star is a co-trustee of this trust.


Item 3.  Legal Proceedings.

On February 6, 2004, Versaform, a wholly-owned subsidiary of the Company acquired on May 16, 2002 was served a subpoena by the federal government.

The Subpoena relates to the time period January 1, 1999 through February 6, 2004 and was issued in connection with an investigation by certain government agencies including the Department of Defense, Office of Inspector General, Defense Criminal Investigative Service, and the Federal Bureau of Investigation. The subpoena refers to structural components Versaform manufactured for Nordam Corporation for B-52 engine cowlings, components for auxiliary power units Versaform manufactured for Hamilton Sundstrand a United Technologies Company, and certain tools Versaform manufactured for Lockheed Martin Corporation.

The Company has not been served with any notice of any pending legal action filed by any government agency. Accordingly, the Company has no knowledge of any specific allegations of wrongdoing against Versaform by any regulatory authority.

The Company intends to cooperate fully with the federal government in connection with any investigation of this matter.

Other than noted above, the Company is not a party to any legal proceedings, other than routine claims and lawsuits arising in the ordinary course of its business. The Company does not believe such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on the Company's business.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters.

Market Information. The Company's common stock is traded on the NASDAQ National Market under the symbol "LMIA." The following table sets forth the range of high and low bid prices for the common stock for the periods indicated during the Company's past two fiscal years:


                   Period         High             Low
                   ------         ----             ---
                Fiscal 2002
                -----------
                1st quarter       4.73             3.90
                2nd quarter       6.18             4.24
                3rd quarter       4.44             2.20
                4th quarter       2.52             1.82

                Fiscal 2003
                -----------
                1st quarter       3.50             1.91
                2nd quarter       2.57             1.65
                3rd quarter       2.45             1.72
                4th quarter       2.33             1.61

The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Holders. As of April 2, 2004, the reported closing price for the Company's common stock was $1.77. As of April 2, 2004, there were approximately 65 holders of record of the Company's common stock.

Dividends. The Company has not declared or paid cash dividends on any class of its common stock during the past two fiscal years, and does not anticipate paying any cash dividends in the foreseeable future. The credit facility between the Company and Union Planters prohibits the Company from declaring a dividend with respect to its common stock without the financial institution's approval. The Company currently intends to retain its earnings, if any, and reinvest them in the development of its business.

Securities Authorized for Issuance Under Equity Compensation Plans. The Company's only compensation plan under which the Company's common stock is authorized for issuance to employees or directors in exchange for consideration in the form of goods and services, the Amended and Restated LMI Aerospace, Inc. 1998 Stock Option Plan, was approved by the Company's shareholders.

The following table summarizes information about our equity compensation plan as of December 31, 2003. All outstanding awards relate to the Company's common stock.

                               Equity Compensation Plan Information

------------------------- ------------------------- ----------------------- --------------------------
     Plan category        Number of securities to     Weighted-average       Number of securities
                           be issued upon exercise    exercise price of      remaining available for
                           of outstanding options,    outstanding options,   future issuance under
                             warrants and rights      warrants and rights     equity compensation
                                                                               plans (excluding
                                                                             securities reflected in
                                                                                   column (a))
------------------------- ------------------------- ----------------------- --------------------------
                                    (a)                       (b)                       (c)
------------------------- ------------------------- ----------------------- --------------------------

  Equity compensation
   plans approved by              396,568                    $3.28                      503,432
   security holders
------------------------- ------------------------- ----------------------- --------------------------
  Equity compensation
 plans not approved by               0                         0                           0
  security holders
------------------------- ------------------------- ----------------------- --------------------------
       Total                      396,568                    $3.28                      503,432
------------------------- ------------------------- ----------------------- --------------------------

Item 6.  Selected Financial Data.

(Dollar amounts in thousands, except per share data)

                                              1999        2000      2001 (1)      2002 (2)     2003
                                             ------      ------    ----------    ---------    ------
Statement of Operations Data:

Net sales                                  $50,054     $55,658     $70,823       $81,349       $75,855
Cost of sales                               41,586      48,255      54,809        69,185        67,485
Gross profit                                 8,468       7,403      16,014        12,164         8,370
Selling, general &
   administrative expenses                   8,517       9,135      10,194        12,931        13,423
Goodwill impairment charges                      -           -           -         5,104             -
                                          ----------- ---------- ------------ ------------- -------------
Income (loss) from operations                  (49)     (1,732)      5,820        (5,871)       (5,053)
Interest expense                              (195)       (169)       (843)       (1,495)       (1,645)
Other (expense) income, net                    435         179        (247)         (525)          306
                                          ----------- ---------- ------------ ------------- -------------
Income (loss) before income taxes              191      (1,722)      4,730        (7,891)       (6,392)
Provision for (benefit of) income taxes        (40)       (603)      1,764          (691)       (2,411)
                                          ----------- ---------- ------------ ------------- -------------
Income (loss) before cumulative change
  in accounting principle                      231      (1,119)      2,966        (7,200)       (3,981)
Cumulative effect of change in
  accounting principle, net of tax               -        (164)          -        (1,104)            -
                                          =========== ========== ============ ============= =============
Net income (loss)                            $ 231     $(1,283)    $ 2,966       $(8,304)      $(3,981)
                                          =========== ========== ============ ============= =============

Amounts per common share:
  Income (loss) before cumulative
  effect of change in accounting
  principle                                   $0.03      $(0.14)     $0.37        $(0.89)       $ (.49)
  Cumulative effect of change in
  accounting principle, net of tax                -       (0.02)         -         (0.14)            -
                                          ----------- ---------- ------------ ------------- -------------
  Net income (loss)                           $0.03      $(0.16)     $0.37        $(1.03)       $ (.49)
                                          =========== ========== ============ ============= =============
  Net income (loss) - assuming dilution       $0.03      $(0.16)     $0.36        $(1.03)       $ (.49)
                                          =========== ========== ============ ============= =============
Weighted average shares
     outstanding                          8,201,805   8,190,525    8,059,682    8,077,293    8,181,786

Other Financial Data:
  Capital expenditures                       $4,622      $2,776       $3,387       $2,293       $1,001
  Cash flow from operating activities           112       1,905        6,985       (2,042)       1,011
  Cash flows from investing activities       (4,972)     (3,249)     (18,205)     (13,991)        (371)
  Cash flows from financing activities       (1,177)     (2,888)      14,189       12,587       (1,412)
  Gross profit margin                          16.9%       13.3%        22.6%        15.0%        11.0%

Balance Sheet Data
   Cash and equivalents                      $5,908     $ 1,676      $ 4,645      $ 1,182        $ 441
   Working capital                           21,417      20,752       27,751       28,054       25,919
   Total assets                              54,669      49,680       68,002       77,865       70,519
   Total long-term debt,
   excluding current portion                    134         121       12,621       24,621       21,756
   Stockholders' equity                      44,486      42,678       45,649       37,736       33,792

---------------------------

     (1) Includes the operating results of Tempco Engineering subsequent to the acquisition on April 1, 2001.

     (2) Includes the operating results of Versaform subsequent to the acquisition on May 16, 2002, the results of SFC subsequent to the acquisition on June 12, 2002 and the results of SSFF subsequent to the acquisition date, September 30, 2002.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Overview

The Company manufactures formed and machined components for use in the aerospace, technology and commercial sheet metal industries. The Company primarily sells its product to the commercial aircraft, military, corporate and regional aircraft markets, and technology markets within the aerospace and technology industries. Historically, the Company's business was primarily dependent on the commercial aircraft market, with Boeing as the Company's principal customer. In order to diversify its product and customer base, the Company implemented an acquisition and marketing strategy in the late 1990's that has broadened the number of industries to which the Company sells its components, and, within the aerospace industry, has diversified its customer base to reduce the Company's dependence on Boeing. The following table illustrates the Company's sales percentages over the last three years to its primary industries and markets.


Market                                 2001            2002             2003
                                  --------------- ---------------- -------------
Commercial aircraft                    51.5%           28.5%           28.7%
Corporate and regional aircraft        15.4            24.8             24.6
Military products                      16.9            22.7             29.1
Technology products                     7.1            14.2             10.9
Other (1)                               9.1             9.8              6.7
                                  --------------- ---------------- -------------
                                  --------------- ---------------- -------------

Total                                   100%           100%             100%
---------------------------------------------

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

Year Ended December 31, 2003 compared to year ended December 31, 2002

The following table provides the comparative data for 2002 and 2003 for each of the Company's segments.

                                                2002                                    2003
                                 ----------------------------------     -------------------------------------
                                   Sheet     Machining &    Total         Sheet       Machining &     Total
                                   Metal     Technology                   Metal       TechnologY
                                 --------- -------------- ---------     ----------- --------------- ---------
Net Sales                          $61.3       $20.0        $81.3         $ 62.0        $13.9         $75.9
Cost of Sales                       54.3        14.9         69.2           56.0         11.5          67.5
                                 --------- -------------- ---------     ----------- --------------- ---------
Gross Profit                         7.0         5.1         12.1            6.0          2.4           8.4
S, G & A                            11.3         1.6         12.9           11.8          1.7          13.5
Goodwill Impairment                  5.1           -          5.1              -            -             -
                                 --------- -------------- ---------     ----------- --------------- ---------
                                 --------- -------------- ---------     ----------- --------------- ---------
Income (loss) from operations      $(9.4)       $3.5        $(5.9)        $ (5.8)        $ .7         $(5.1)
                                 ========= ============== =========     =========== =============== =========

The Sheet Metal Segment

Net Sales. Net sales for the Sheet Metal segment were $62.0 million in 2003, up 0.8% from $61.3 million in 2002. Net sales were augmented in 2003 by inclusion of a full year of revenue from the acquisitions of Versaform in May 2002, SFC in June 2002, and SSFF in September 2002 which were partly offset by lower Commercial, Corporate and Regional Aircraft Sales. The following table summarizes the sales of the Sheet Metal segment by the market served:


Market                                      2002      2003     Difference
                                       ----------------------------------

Commercial Aircraft                        $23.0     $21.7       $(1.3)
Corporate & Regional Aircraft               20.0      18.7        (1.3)
Military                                    12.0      17.9         5.9
Other                                        6.3       3.7        (2.6)
                                       ---------- ---------- ------------
Total                                      $61.3     $62.0       $ 0.7
                                       ========== ========== ============

Net sales for use on Boeing commercial aircraft were $21.7 million in 2003. The decline in net sales of components for Boeing commercial aircraft of $1.3 million is principally due to reduced volume on the 757 and 767 models which generated less than 5% of the segments net sales. Net sales for the 737 were $11.2 million in 2003 and $11.8 million in 2002. The segment generated net sales for the 747 model of $6.1 million in 2003, up from $5.0 million in 2002. Boeing has announced plans to end production of the 757 model, which only contributed $0.5 million of net sales to the segment in 2003, down from $1.3 million in 2002. The 767 model, currently produced at historically low rates, is threatened with cancellation if the United States Air Force does not purchase a tanker version of the 767. The segment generated net sales for the 767 of $1.4 million in 2003, down from $2.7 million in 2002.

Net sales for the corporate and regional aircraft markets were $18.7 million in 2003, down $1.3 million from 2002. This reduction resulted from a decline in volume for Gulfstream product as they accounted for $10.7 million in net sales in 2003 compared to $14.2 million in 2002. In the third quarter of 2003, Gulfstream ceased production of aircraft for 28 days and cut production schedules, thereby reducing its demand for the segment's product. In September 2003, the segment opened a distribution facility in Savannah, Georgia, near Gulfstream's production facility and began supplying kits comprised of product both produced by the segment and purchased from other suppliers. The new facility generated only $0.2 million in net sales during 2003 as deliveries began in November. Net sales were negatively impacted by $0.3 million due to the start up of the distribution facility as product previously sold to the customer was provided to the distribution facility. Offsetting this decline was an increase in net sales for the Bombardier family of aircraft to $4.8 million in 2003 from $3.7 million in 2002. The increase in Bombardier demand was primarily driven by the Canadair Regional Jet.

Net sales of military product were $17.9 million in 2003, up $5.9 million. This increase is primarily attributable to shipments of product for a B-52 refurbishment program of $3.9 million in 2003, up from $0.7 million in 2002; net sales on Lockheed Martin aircraft, principally F-16 and C-130, of $10.6 million, up from $9.3 million in 2002; and a new program with GKN Aerospace which generated net sales of $0.8 million in 2003.

Gross Profit. The Sheet Metal segment had a gross profit of $6.0 million (9.7% of sales) in 2003, compared to $7.0 million (11.4% of net sales) in 2002. The decline in gross profit was due to a $1.2 million increase in the Company's inventory obsolescence and slow moving reserve in the fourth quarter based on management's evaluation of the current aerospace industry, customer requirements and inventory quantities. This reserve offset a favorable gross profit impact.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SGA") were $11.8 million in 2003, up from $11.3 million in 2002. The increase primarily reflects the inclusion of the Versaform acquisition for a full year. Also included in SGA are restructuring costs of $0.5 million in 2003. These costs were incurred as the segment executed a downsizing of the St. Charles plant. The costs incurred included severance pay, costs of moving and rearrangement and professional fees. See the financial statements for further discussion.

Goodwill Impairment. In 2002, the segment recorded an impairment charge of $5.1 million to reflect the write off of goodwill as determined under SFAS No. 142. See Note 6 of the Consolidated Financial Statements included as part of this Annual Report on Form 10-K and "Critical Accounting Estimates" set forth later in this discussion for more information on the testing process and assumptions made by the Company. The impairment charge in 2002 removed all goodwill from the segment.

Interest Expense. Interest expense for the segment was $0.5 million in 2003, up from $0.4 million in 2002. Interest expense for the segment is predominantly due to a term note issued in connection with the acquisition of Versaform in May 2002. This note was issued with a three year maturity and is amortized on a seven year schedule. The balance due at the end of three years is due to be paid or payment renegotiated. The note accrues interest at LIBOR plus 3.0% and the effective rate was 4.2% at December 31, 2003. The increase in interest expense is due to twelve months of interest in 2003 compared to eight months of interest in 2002. Please see Liquidity and Capital Resources, below.

The Machining and Technology Segment

Net Sales. Net sales for the Machining and Technology Segment were $13.9 million in 2003, down 30.5% from $20.0 million in 2002. Declines in components for lasers and military programs contributed to the reduction in net sales.

Net sales of products used in laser equipment were $8.2 million in 2003, down 28.1% from $11.4 million in 2002. The segments largest customer supplies the semiconductor industry and experienced a decline in demand which resulted in lower demand for the Company's products. This decline was moderated by a slight increase in sales of products for medical lasers used in lasik eye surgery.

Net sales of military components were $4.0 million in 2003, down 36.5% from $6.3 million in 2002. These components are primarily used on Boeing's Apache helicopter and in guidance systems for various military applications. The sale in 2002 of Boeing's Weapon and Armament Division to Alliant Tech Systems ("ATK") disrupted normal sales volumes in 2003 as sales to the combined entities were $3.1 million in 2003, down from $4.4 million in 2002. This decline was due to a surge of orders in 2002 during the Afghanistan invasion, inventory adjustments at Boeing and ATK, and the competitive loss of certain components after the sale.

Gross Profit. The Machining and Technology segment generated a gross profit of $2.4 million (17.2% of net sales) in 2003 compared to $5.1 million (25.5% of net sales) in 2002. The rapid decline in net sales early in 2003 was managed by manufacturing certain work previously performed at suppliers, resulting in a decrease in purchased subcontract services to $1.3 million (9.3% of net sales) in 2003 from $2.5 million (12.5% of net sales) in 2002. Additionally, manufacturing salaries, wages and fringes reduced in total dollars but increased as a percentage of net sales to $5.9 million (42.4% of net sales) in 2003 from $6.7 million (33.5% of net sales) in 2002. The decline in labor and fringe dollars is indicative of management's attempt to reduce hours and employment levels during periods of lower sales. However, these reductions did not match the rate of decline in net sales, resulting in lower productivity and gross margins. The lower revenue base also provided less benefit to cover the fixed costs related to the operations. In the fourth quarter of 2003, the Company recorded an additional $0.3 million reserve for components determined to be obsolete or slow moving.

Selling, General and Administrative Expenses. The segment's selling, general and administrative expenses ("SGA") are comprised principally of administrative salaries and wages, professional services and fees for corporate services. SGA for 2003 were $1.7 million (12.2% of net sales), up slightly from $1.6 million (8.0% of net sales) in 2002. This increase is primarily attributable to increased payroll related to accounting support.

Interest Expense. Interest expense for the Machining and Technology segment is related to the term note executed to fund the purchase of Tempco Engineering. The interest rate was ninety day LIBOR plus 3.0%, subject to a floor of 7.0% and a ceiling of 8.5%. The note had been reduced using a seven year amortization schedule and was issued with a maturity date of three and one-half years
(September 30, 2004), at which time the balance would be repaid or re-negotiated. Interest on this note was $0.8 million in 2003, down from $0.9 million in 2002 due entirely to principal reductions as the interest rate has been at the floor rate of 7.0% for the two year period. This note was included in and is now governed by the Thirteenth Amendment. Please see Liquidity and Capital Resources, below.

Consolidated Operations

Non-Operating Expenses:

Other Expense. The Company generated non-operating income of $0.3 million from the sale of certain available for sale securities in 2003 compared to a loss of $0.6 million in 2002.

Interest Expense. Interest expense from the revolving line of credit is not assigned to a segment as cash for the company is assigned to one account and was $0.3 million in 2003, up from $0.2 million in 2002 due to higher borrowing in the revolving line of credit.

Income Taxes. The income tax benefit in 2003 was $2.4 million compared to a benefit of $0.7 million in 2002, both due to operating losses. During 2003, the Company's effective tax rate was 37.7% compared to 8.7% in 2002. The effective tax rate in 2002 was unusually low due to the nondeductible impairment of goodwill recorded in that period. See note 11 to the Consolidated Financial Statements included as part of this Annual Report Form 10-K for further information on the Company's effective tax rate.

Year Ended December 31, 2002 compared to year ended December 31, 2001

The following table provides the comparative data for 2001 and 2002 for each of the Company's segments.

                                                 2001                                 2002
                                  ---------------------------------    ----------------------------------
                                    Sheet     Machining &    Total       Sheet     Machining &     Total
                                    Metal     Technology                 Metal     Technology
                                  --------- -------------- --------    --------- --------------- --------

Net Sales                          $ 60.5       $ 10.3      $ 70.8      $ 61.3      $ 20.0        $ 81.3
Cost of Sales                        46.6          8.2        54.8        54.3        14.9          69.2
                                  --------- -------------- --------    --------- --------------- --------
Gross Profit                         13.9          2.1        16.0         7.0         5.1          12.1
S, G & A                              9.2          1.0        10.2        11.3         1.6          12.9
Goodwill Impairment                     -            -           -         5.1           -           5.1
                                  --------- -------------- --------    --------- --------------- --------
Income (loss) from operations       $ 4.7        $ 1.1       $ 5.8       $(9.4)      $ 3.5         $(5.9)
                                  ========= ============== ========    ========= =============== ========

The Sheet Metal Segment

Net Sales. Net sales for the Sheet Metal segment were $61.3 million in 2002 compared to $60.5 million in 2001, an increase of 1.3%. The increase resulted from the Company's three acquisitions in 2002, significantly offset by reduced sales to the commercial aircraft market. The Company's acquisition of Versaform contributed $9.4 million in net sales, primarily in the corporate and regional aircraft market. Additionally, the acquisition of SSFF contributed $1.1 million of net sales to the corporate and regional markets in 2002. The acquisition of SFC added $0.7 million to net sales, primarily in the military market. Excluding acquisitions, the Sheet Metal segment experienced a 17.2% decrease in net sales to $50.1 million in 2002 from $60.5 million in 2001. The following table summarizes the Company's Sheet Metal segment's net sales by market, with and without 2002 acquisitions:

Market                               2002 with  2002 without     2001
                                  Acquisitions  Acquisitions
                                  ------------- ------------- ----------
Commercial Aircraft                  $ 23.0        $ 22.9       $ 36.6
Corporate & Regional Aircraft          20.0          12.8         11.0
Military                               12.0          10.0          8.5
Other                                   6.3           4.4          4.4
                                  ------------- ------------- ----------
Total                                $ 61.3        $ 50.1       $ 60.5
                                  ============= ============= ==========


Because substantially all of the segment's net sales are attributable to the aerospace industry markets, the Sheet Metal segment is heavily influenced by various factors that influence the demand patterns of the Company's aerospace customers.

The events of September 11, 2001, influenced the commercial aircraft market significantly and is primarily responsible for the segment's decline in sales. Shortly after September 11, 2001, Boeing, the Company's dominant customer in the commercial aircraft market, scaled back its production rates on all of its models. As a result, sales of products used on Boeing aircraft dropped 37.4% to $22.9 million, excluding acquisitions, in 2002 from $36.6 million in 2001. Net sales on the 737 aircraft were $11.8 million in 2002, down 34.8% from $18.1 million in 2001 resulting from production rate declines and inventory management by Boeing and its subcontractors. Additionally, net sales on the 747 aircraft declined by 41.2% to $5.0 million in 2002 from $8.5 million in 2001 for similar reasons. The Sheet Metal segment experienced similar percentage declines on Boeing's 757, 767 and 777 aircraft. Versaform added $0.1 million in sales to the commercial aircraft market.

The Company's net sales for corporate and regional aircraft, excluding acquisitions, increased 16.4% to $12.8 million in 2002 from $11.0 million in 2001. This increase was primarily attributable to new orders from Gulfstream, resulting from the closing of a Gulfstream in-house production facility. Excluding acquisitions, net sales for products used on Gulfstream aircraft were $10.3 million in 2002, an increase of 56.1% from $6.6 million in 2001. The increase in Gulfstream sales was partially offset by a decline in net sales to Learjet due to production rate cutbacks. Net sales to Learjet were $0.5 million in 2002, down from $2.0 million in 2001. Versaform contributed net sales to the corporate and regional aircraft market of $6.1 million. Net sales for products used on Gulfstream aircraft were $4.4 million and $1.0 million from SSFF. Additionally, Versaform's net sales to Cessna were $1.2 million.

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

Gross Profit. The Sheet Metal segment experienced a gross profit of $7.0 million (11.4% of net sales) in 2002 compared to $13.9 million (22.9% of net sales) in 2001. Versaform's gross profit was at $2.5 million (26.6% of Versaform net sales) Excluding Versaform, the Sheet Metal segment generated a gross profit of $4.5 million (8.7% of the net sales of the Sheet Metal segment excluding Versaform).

The decline in gross profit was caused by cost over-runs on certain new programs during 2002. The Company encountered significant difficulties with a new package of components from a military customer. Additional production difficulties were encountered on military components obtained in the Company's acquisition of SFC in June 2002. The utilization of furnished tooling on both programs created high levels of scrap and large amounts of inefficient labor, which, along with inadequate pricing, resulted in accrued losses in the production of these components of $1.1 million on components not yet completed at year end. The Company has presented this customer with a claim for certain of these costs incurred and has requested re-pricing of several of the components to provide an adequate return on future deliveries. However, because management believes that the collection of this claim is not yet probable, no benefit of this claim has been recorded in 2002 (or 2003). If the Company cannot come to an agreement with this customer that is reasonably acceptable to the Company, the Company will take other measures to avoid future losses including the return of the work statement to its customer.

Additionally, the Sheet Metal segment experienced production difficulties with a new corporate and regional aircraft program it received in 2002. The difficulties resulted primarily from excessive amounts of scrap and problems with a subcontractor critical to the production of these components. These difficulties resulted in losses on completed product and expected losses of $0.2 million of accrued losses on components in process at year end. Subsequent to year end the Company notified the customer of its intention to no longer manufacture these components. The Company may agree to provide certain forming services for these components at prices acceptable to the Company.

Selling, General and Administrative Expenses. The Sheet Metal segment incurred selling, general, and administrative expenses ("SGA") of $11.3 million in 2002, an increase from $9.2 million in 2001. The acquisition of Versaform and SSFF added $2.0 million in SGA, primarily related to salaries, wages and professional fees to support the integration of the acquired business. Excluding the acquisitions, increased professional fees of $0.4 million in 2002 offset the benefit of not amortizing goodwill under SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142").

Goodwill Impairment. The segment recorded an impairment charge of $5.1 million to reflect the write off of goodwill as determined under SFAS No. 142. See Note 6 of the Consolidated Financial Statements included as part of this Annual Report on Form 10-K and "Critical Accounting Estimates" set forth later in this discussion for more information on the testing process and assumptions made by the Company.

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

Net sales to the technology industry for product used in excimer laser applications was $11.4 million (57.0% of net sales) in 2002 compared to $5.0 million (48.5% of net sales) in 2001. This increase was attributable to increased production demand and new product development orders from its technology customers.

Net sales to the aerospace industry were $ 7.3 million. Products used in the military market increased to $6.3 million (31.5% of net sales) for 2002 from $3.5 million (34.0% of net sales). These sales primarily related to components used on the Apache helicopter for Boeing and its prime subcontractors, and guidance systems for various military applications for Northrop. Net sales for these programs were stronger in the first half of 2002 as the United States military was involved in the conflict in Afghanistan, but moderated in the second half of the year.

Gross Profit. Gross profit for the Machining and Technology segment was $5.1 million (25.5% of net sales) in 2002, an increase from $2.1 million (20.4% of net sales) in 2001. The additional volume and mix of work afforded favorable coverage of fixed costs for the segment.

Selling, General, and Administrative Expenses. Selling, general and administrative expenses increased to $1.6 million (8.0% of net sales) in 2002 from $1.0 million (9.7% of net sales) in 2001. This increase was primarily attributable to the inclusion of only nine months of expenses in 2001 and additional payroll of approximately $0.2 million for new management positions created in 2002. As required by SFAS 142 "Goodwill and Other Intangible Assets," the Company conducted an annual impairment test of goodwill and ceased amortizing goodwill, a benefit of $0.3 million in 2002. See note 6 to the Consolidated Financial Statements included as part of this Annual Report on Form 10-K.

Interest Expense. In order to finance the purchase of Tempco, the Company secured term debt in the amount of $14.3 million bearing a variable rate of interest with a floor of 7.0% and a cap of 8.5%. Interest expense resulting from this indebtedness was $0.9 million in 2002 compared to $0.8 million in 2001. Only nine months of interest expense was recorded in 2001. Interest expense from 2001 to 2002 also reduced slightly as interest rates declined on this variable rate debt.

Consolidated Operations

Non-Operating Expenses:

Other Expense. Included in other, net is a charge of $0.5 million to write down the value of available for sale securities. These securities have exposure to the aerospace industry. The value of these securities declined as the overall market declined after the events of September 11, 2001 and did not improve as difficult conditions continued to plague the commercial aerospace industry. Therefore, the Company determined the decline in value to be other than temporary and recorded an adjustment to write off the carrying value of these securities.

Income Taxes. The income tax benefit in 2002 was $0.7 million compared to an expense of $1.8 million in 2001 due to operating losses. During 2002, the Company's effective tax rate was 8.7% compared to 37.3% in 2001. The decrease effective tax rate is predominantly attributable to the impairment of non-deductible goodwill recorded in 2002 . See note 11 to the Consolidated Financial Statements included as part of this Annual Report on Form 10-K for further information on the Company's effective tax rate.

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

Liquidity and Capital  Resources.

During the twelve-month period ended December 31, 2003, we incurred a net loss of $4.0 million. Primarily as a result of our continuing losses and lack of liquidity our independent certified public accountants modified their opinion on our December 31, 2003 Consolidated Financial Statement to contain a paragraph wherein they expresed a substantial doubt about our ability to continue as a going concern. We have taken steps to improve our current liquidity and provide the capital necessary to fund our plan for future growth. Our efforts to raise alternative capital are discussed below.

The Company's balance of cash and equivalents was $441,000 as of December 31, 2003 compared to a balance of $1,182,000 at December 31, 2002. Cash flow from operating activities for 2003 was at $1,011,000 and reflected $4.8 million non-cash depreciation and amortization, and a reduced accounts receivable balance, which were partly offset by the Company's $3.9 million net loss and lower accounts payable. Cash flow from operations was a use of $2.0 million in 2002 due to the net loss of $8.3 million, higher accounts receivable balance, and a lower income tax accrual; favorably offsetting were non-cash depreciation and amortization of $4.4 million, and $6.9 million of non-cash goodwill impairment charges. Cash used for investing activities was $371,000 in 2003 and included $1.0 million of capital expenditures offset by proceeds from the sale of equipment and sale of a stock investment. Cash used in investing activity in 2002 of $14.0 million reflected capital additions of $2.3 million and $11.7 million of investment for the acquisitions of Versaform, Stretch Forming Corporation, Southern Stretch Forming and Fabrication, and a charge for the prior year Tempco acquisition. See related note 2 to the Consolidating Financial Statements. The Company's financing activity in 2003 was a use of $1.4 million as scheduled principal pay downs on long term and notes payable were partly offset by additional borrowings on the Company's revolving credit line. Financing activities provided $12.6 million in 2002 and reflected the proceeds from the issuance of long-term debt to finance the acquisitions noted above.

The Company's ratio of total debt to capitalization (debt plus stockholders equity) was 45.2% as of December 21, 2003 and 44.3% as of December 31, 2002. The ratio of debt to total equity increased due to the net loss in 2003. The Company's revolving credit line at December 31, 2003 was at $7.7 million, with an additional line capacity of $1.4 million.

In 2003, the Company's failure to meet certain financial covenants with its primary lender resulted in a renegotiation of its Lending Agreement on January 5, 2004 and again on March 30, 2004.

On March 30, 2004, the Company and Union Planters entered into a Thirteenth Amendment to Loan Agreement, amending the Loan Agreement. The primary purposes of the Thirteenth Amendment were to (a) extend the maturity of the Company's Revolving Credit Loan provided under the Loan Agreement from March 31, 2004 to March 31, 2005, and (b) waive a default arising under the Loan Agreement of the EBITDA Covenant for the period ended December 31, 2003.

In addition, under the terms of the Thirteenth Amendment to Loan Agreement:

     o The maximum principal amount of the Revolving Credit Loan was increased from $9,088,323 to $9,700,000 through September 30, 2004, subject to a borrowing base calculation and further subject to a newly established inventory reserve requirement and a more restrictive requirement for eligible receivables, which could reduce the amount of borrowing availability under the Revolving Credit Loan.

     o The interest rate on the Revolving Credit Loan was changed from LIBOR plus 2.50% to Union Planters' prime rate plus 1%. Moreover, if the Company has not executed and delivered a letter of intent regarding
          (i) the sale of the stock or of all or substantially all of the assets of certain of its subsidiaries, and/or (ii) the procurement by the Company of debt financing providing the Company with sufficient funds to repay in full the Company's obligations to Union Planters ("Letter of Intent") on or before June 30, 2004, the interest rate on the Revolving Credit Loan will be increased to prime plus 1-1/2%, and further increased to prime plus 2.00% if the Company has not paid all of its obligations to Union Planters in full on or before September 30, 2004. The interest rate on Term Loan A provided under the Loan Agreement, which, as of March 30, 2004, had a total outstanding principal balance of $9,160,714, was changed from LIBOR plus 3%, subject to a floor of 7% and a ceiling of 8.5%, to Union Planters' prime rate plus 2%, subject to a floor of 7%. The interest rate on Term Loan B provided under the Loan Agreement, which, as of March 30, 2004, had a total outstanding principal balance of $8,773,816, was changed from LIBOR plus 3% to Union Planters' prime rate plus 2%. Moreover, if the Company has not executed and delivered a Letter of Intent on or before June 30, 2004, the interest rate on Term Loans A and B will be increased to Union Planters' prime plus 2-1/2% and further increased to Union Planters' prime plus 3% if the Company has not paid all of its obligations to the Buyer in full on or before September 30, 2004.

     o If, by June 30, 2004, the Company does not enter into one or more Letters of Intent, a fee of $125,000 will be payable on the earliest of March 31, 2005, the date the Company repays all of its obligations to Union Planters or the date on which Union Planters accelerates all of the Company's obligations.

     o If the Company fails to pay all of its obligations in full to Union Planters by September 30, 2004, a fee of $350,000 will be payable to Union Planters ($100,000 on October 1, 2004 and $250,000 on the earliest of March 31, 2005, the date the Company repays all of its obligations to Union Planters or the date on which Union Planters accelerates all of the Company's obligations).

     o If the Company fails to pay all of its obligations in full to Union Planters by December 30, 2004, a fee of $200,000 will be payable to Union Planters ($100,000 on December 31, 2004 and $100,000 on the earliest of March 31, 2005, the date the Company repays all of its obligations to Union Planters or the date on which Union Planters accelerates all of the Company's obligations).

In addition, the Company has executed a $1,300,000 note in favor of a former owner of Versaform Corporation, now a director of the Company, in connection with the Company's purchase of Versaform. This note is secured by a pledge of 65% of the Company's interest in its Canadian subsidiary, and as part of its obligations under this note, the Company's Canadian subsidiary is subject to various restrictive covenants relating to the its financial performance. This note is payable monthly over three years and bears interest at 7.0%

The Company has entered into various notes payable for the purchase of certain equipment. The notes are payable in monthly installments including interest ranging from 6.99% - 10.0% through November 2006. The notes payable are secured by equipment. The Company also has entered into capital lease agreements for the purchase of certain equipment. The leases are payable in monthly installments including interest ranging from 4.98% - 9.15% through August 2005.

As a result of the above described debt, the Company is required to utilize a significant portion of its cash generated from operations to meet its debt service obligations. Furthermore, if the Company were to fail in the future to comply with the restrictive covenants in the Loan Agreement or in the promissory note, Company's operations could be negatively impacted and the Company's ability to take advantage of potential business opportunities as they arise could be limited. Moreover, the Company's failure to comply with these restrictive financial and other covenants could result a default that, if not cured or waived, could cause the Company to be required to repay its borrowings before their due dates. If the Company were unable to make this repayment or otherwise refinance these borrowings, the Company's creditors could foreclose on the assets securing its borrowings. Although in the Thirteenth Amendment Union Planters wavied the default arising from a failure of the Company to meet the EBITDA Covenant, such waiver was limited to and valid only for the specific purposes given. Union Planters is not obligated soley by reason of such waiver to agree to any additional waivers.

Please see Note 8 of the Consolidated Financial Statements included as part of this Annual Report on Form 10-K and Exhibit 10.32 for more detailed financial information relating to the Company's debt.

In addition to the cash requirements for debt service, the Company anticipates that it will incur significant additional costs to meet the increased requirements of Section 404 of the Sarbanes-Oxley Act of 2002, regarding internal controls and procedures. Please see Item 9A - Controls and Procedures.

Based upon forecasted operating results and cash flows, management believes the current lending agreement is sufficient to meet its cash needs in 2004. Our management has developed a plan that includes restructuring or possibly disposing of segments of our business, increasing sales and raising alternative capital. However, the Company's losses from operations in recent years, together with its inability to meet the EBITDA Covenant and certain other covenants under the Loan Agreement, have raised substantial doubt about the Company's ability to continue as a going concern. If the Company fails to meet its covenants, fails to comply with the refinancing or sale of assets contemplated in the Loan Agreement, or is unable to fund its operations within the limits of the Loan Agreement, no assurance can be given that additional and/or replacement financing can be obtained on reasonable or acceptable terms or that the Company will be able to continue as a going concern.

Off-Balance Sheet Arrangements

The Company's off-balance sheet arrangements consist of the operating leases and capital commitments noted below.

Contractual Obligations and Commitments

The Company had the following contractual obligations and commitments for debt, capital leases and non-cancelable operating lease payments, ($ in thousands):


                    Total    2004     2005     2006     2007     2008     2009    Thereafter
                  -------- -------- -------- -------- -------- -------- -------- -------------

Long Term Debt    $27,814   $6,058  $21,583     $173    $  -     $  -     $  -       $    -
Capital Leases         11       11        -        -       -        -        -            -
Operating Leases    9,474    2,231    1,859    1,288     799      650      572        2,075
                  -------- -------- -------- --------- ------- -------- -------- -------------
           Total  $37,299   $8,300  $23,442   $1,461    $799     $650     $572       $2,075
                  ======== ======== ======== ========= ======= ======== ======== =============

----------------------------

     (1) The Company has not committed to any signficant current or long-term purchase orders for its operations.

Critical Accounting Estimates

Certain accounting issues require management estimates and judgments for the preparation of financial statements. The Company believes that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on the Company's financial statements. Therefore, the Company considers these to be its critical accounting estimates. The Company's management has discussed the development and selection of these critical accounting estimates with the Audit Committee of the Company's Board of Directors and the Audit Committee has reviewed the Company's disclosure relating to these estimates in the "Management Discussion and Analysis." The Company's most significant estimates and judgments are listed below.

Accounts  Receivable  Reserves.  The Company evaluates the collectibility of its accounts receivable based on a combination of factors, including historical trends and industry and general economic conditions. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations (e.g., bankruptcy filings, substantial downgrading of credit scores), a specific reserve for bad debts is recorded against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. The Company's evaluation also includes reserves for billing adjustments, pricing changes, warranty claims and disputes. If circumstances change (i.e., an unexpected material adverse change in a major customer's ability to meet its financial obligations to the Company), estimates of the recoverability of amounts due the Company could be reduced by a material amount. The Company applies this policy to its acquired businesses and makes adjustments to existing bad debt reserves based upon its evaluation.

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

Inventory. The Company values its inventories at the lower of cost or market using actual cost for raw materials and average cost for finished goods and work in process. In assessing the ultimate realization of inventories, the Company makes judgments as to future demand requirements based upon customer orders in backlog, historical customer orders, customer and industry analyst estimates of aircraft production rates, and other market data available to the Company. Additionally, in the aviation industry, these future demand requirements depend on estimates of aircraft lives and the need for spare parts over the course of the aircraft life. The Company has recorded charges in recent periods due to discontinuances of product lines, losses of customer contracts, lack of order activity, or changes in expectations of future requirements. In the fourth quarter of 2003, the Company recorded a charge of $1.4 million based upon management's evaluation of the current aerospace industry, customer requirements, and inventory quantities.

The Company sells much of its product under fixed price arrangements. Occasionally, costs of production may exceed the market values of certain products and product families which require the Company to adjust its inventory value. In these circumstances, management is required to make estimates of costs not yet incurred to determine the ultimate cost of these products which are in work in process. Changes in the assumptions and estimates of such factors as expected scrap, costs of material, labor and outside services and the amount of labor required to complete the products may result in actual results that vary from management's estimates.

At times, the Company accepts new orders for products from its customers in which actual production costs may differ from the Company's expectations when it quoted the product. Additionally, customers may request engineering changes or quality acceptance changes in products that may alter the cost of products produced by the Company. In these circumstances, the Company notifies the customer of these issues and seeks reimbursement for costs incurred over and above the selling price of the products and re-pricing of the product on future deliveries. The Company's inventory valuation considers the estimated recovery of these costs. Actual negotiation of the claim amounts may result in outcomes different from those estimated by the Company and may have material impacts upon the operating results of the Company. During the fourth quarter of 2002, significant cost over-runs were incurred on certain products for which the Company submitted a claim to its customer. At year-end, the Company could not estimate the probable recovery of any amounts covered by this claim. Therefore, excess inventory costs were written off and margins in 2002 were negatively impacted. Subsequent recovery of this claim could have a material impact upon future operating results of the Company.

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

The Company established the value of these segments with the assistance of an outside expert that used Company provided forecasts of operations by reporting unit, independent review of the assumptions in these forecasts, evaluations of the carrying value of certain assets and liabilities, and independent appraisals of the Company's fixed assets. These forecasts required the Company to estimate future sales prices and volumes of its reporting units. The Company used its internal budgets, customer order backlog, historical customer ordering patterns, customer and industry projections of demand and other market information as well as current cost of production to estimate future cash flows. Actual results may vary significantly from the Company's projections and may result in material adjustments to the goodwill balance on the Company's financial statements.

Income Taxes. The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the company's financial statements or tax returns. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

Related Party Transactions

In May of 2002, the Company acquired the outstanding capital stock of Versaform Corporation, a California corporation, and the capital stock of its subsidiary, 541775 B.C., Ltd., a corporation incorporated in the Province of British Columbia, Canada. At the time, 541775 B.C., Ltd. owned all of the outstanding capital stock of Versaform Canada Corporation, a corporation incorporated in the Province of British Columbia, Canada. The Company has since consolidated 541775 B.C., Ltd. and Versaform Canada Corporation with its own wholly-owned Canadian subsidiary, LMIV Holding Ltd., a corporation incorporated in the Province of British Columbia, Canada. All of the capital stock of Versaform was owned directly by Brian Geary, an individual residing in the State of California. In June of 2002, Mr. Geary was appointed as a director of the Company. As part of the transaction pursuant to which it acquired Versaform Canada, the Company executed a non-negotiable, subordinated promissory note in favor of Mr. Geary, in the principal amount of $1.3 million. This promissory note is payable in thirty-six monthly installments beginning on July 1, 2002, and bears interest at a rate of seven percent per annum. The note is secured by a pledge of 65% of the Company's interest in its Canadian subsidiary, and pursuant to such pledge, the Company's Canadian subsidiary is required to meet certain financial and other restrictive covenants. Also as part of the transaction, the Company is required to pay Mr. Geary additional consideration of up to 5% of the annual net sales received under agreements between Versaform and Hamilton Sundstrand, a customer of Versaform in excess of $3 million.

In September 2002, the Company acquired from Mr. Geary the operations and certain of the assets of the aerospace division of SSFF, an aerospace sheet metal manufacturer based in Denton, Texas. The Company paid Mr. Geary consideration consisting of 90,000 shares of the Company's common stock for machinery and equipment, issued pursuant to a private placement conforming with the safe harbor provisions of Rule 506 of Regulations D promulgated under the Securities Act of 1933, as amended, $115,000 cash for all inventories, and the transfer of certain equipment valued at $60,000. Also, as part of the SSFF transaction, the Company is required to pay Mr. Geary 5% of the gross sales of specific parts to a specific customer during the period beginning on January 1, 2003 and ending on December 31, 2007, not to exceed $500,000. Payments to Mr. Geary under this agreement for the year ended December 31, 2003 was $55,000.

The Company negotiated each of the above transactions on an arms-length basis. Although Mr. Geary was not a director at the time of the Company's acquisition of Versaform, the Company received an opinion from an independent investment banking firm stating that the Company's acquisition of Versaform was fair from a financial point of view to the holder's of the Company's common stock. Because the Company's acquisition of SSFF occurred following Mr. Geary's appointment to the Company's Board of Directors, and because of the potential conflict of interest created by the Company's acquisition of assets from Mr. Geary, the Company's audit committee reviewed the following specific factors relating to the Company's acquisition of SSFF:

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

The Company leases its facility located at 11011-11021 Olinda Street in Sun Valley, California from multiple landlords, one of whom is a trust for the benefit of Ernest L. Star, the father of Ernest R. Star, the General Manager of Tempco. Ernest R. Star is a co-trustee of this trust. Pursuant to the terms of the applicable lease agreement, the Company pays the owners of this property aggregate annual rent payments of $155,347 for the lease of a facility with square footage of 20,320. In addition, the Company leases property located at 8866 Laurel Canyon Blvd. in Sun Valley, California from Starwood Company, a company beneficially owned in part by Ernest L. Star. Pursuant to the terms of the applicable lease agreement, the Company pays Starwood Company aggregate annual rent of $172,920 for the lease of a facility having a square footage of 26,200. The leases governing the Company's occupancy of the above described properties were entered into at the time of the Company's acquisition of Tempco Engineering. Both leases were negotiated on an arms-length basis, prior to the time that Ernest R. Star became an officer of the Company.

The Company leases property located at 1315 S. Cleveland Street in Oceanside, California from Edward D. Geary, the father of Brian Geary, a member of the Company's Board of Directors. Pursuant to the applicable lease arrangement, the Company pays Edward D. Geary annual aggregate rent payments of $86,400 for the lease of a facility with a square footage of 19,000. This lease was assumed by the Company as part of its acquisition of Versaform Corporation. This lease expires in January 2005 and it is the Company's intention to vacate the building during 2004.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The Company adopted the provisions of FIN 46 effective February 1, 2003 and such adoption did not have a material impact on its consolidated financial statements since it currently has no variable interest entities. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 2003, which among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of special purose entities ("SPE"). The consolidation requirements apply to all SPEs in the first fiscal year or interim period ending after December 15, 2003. The Company adopted the provisions of FIN 46R effective December 29, 2003 and such adoption did not have a material impact on its consolidated financial statements since it currently has no SPEs.

In April 2003, FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative instruments and Hedging Activities ("SFAS No.149"). SFAS No.149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No.149 is effective for contracts and hedging relationships entered into or modified after June 30, 2003. The Company adopted the provisions of SFAS No.149 effective June 30, 2003 and such adoption did not have a material impact on its consolidated financial statements since the Company has not entered into any derivative or hedging transactions.

In May 2003, FASB issued  Statement of Financial  Accounting  Standards No. 150,
Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS No.150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity and requires an issuer to classify the following instruments as liabilities in its balance sheet:

     o a financial instrument issued in the form of shares that is mandatorily redeemable and embodies an unconditional obligation that requires the issuer to redeem it by transferring its assets at a specified or determinable date or upon an event that is certain to occur;

     o a financial instrument, other than an outstanding share, that embodies an obligation to repurchase the issuer's equity shares, or is indexed to such an obligation, and requires the issuer to settle the obligation by transferring assets; and

     o a financial instrument that embodies and unconditional obligation that the issuer must settle by issuing a variable number of its equity shares if the monetary value of the obligation is based solely or predominantly on (1) a fixed monetary amount, (2) variations in something other than the fair value of the issuer's equity shares, or
          (3) variations inversely related to changes in the fair value of the issuer's equity shares.

In November 2003, FASB issued FASB Staff Position No. 150-3 ("SFAS 150-3") which deferred the effective dates for applying certain provisions of SFAS No.150 related to mandatorily redeemable financial instruments of certain non-public entities and certain mandatorily redeemable non-controlling interests for public and non-public companies. For public entities SFAS No.150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. For mandatorily redeemable non-controlling interest that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS No. 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS No.150 are deferred indefinitely. The measurement provisions of SFAS No.150 are also deferred indefinitely for other mandatorily redeemable non-controlling interests that were issued before November 4, 2003. For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period.

On December 17, 2003, the Staff of the SEC issued Staff Accounting Bulletin No.104 (SAB No. 104), Revenue Recognition, which supersedes SAB No.101, "Revenue Recognition in Financial Statements". SAB No.104's primary purpose is to rescind accounting guidance contained in SAB No.101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB No. 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB No.101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB No.104. While the wording of SAB No.104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB No.101 remain largely unchanged by the issuance of SAB No. 104. The adoption of SAB No.104 did not materially affect the Company's revenue recognition policies, nor the results of operations, financial position or cash flows.

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

The Company's outstanding credit facility carries a floating interest rate that now varies based on changes to the prime rate of interest of Union Planters. Accordingly, the Company is subject to potential fluctuations in its debt service. Based on the amount of the Company's outstanding debt as of the end of the 2003 fiscal year, a hypothetical 1% change in the interest rate of the Company's outstanding credit facility would result in a change in the Company's annual interest expense of approximately $0.3 million during the next fiscal year.

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

Item 8.  Financial Statements and Supplementary Data.

The following financial statements are included in Item 8 of this report:

      Financial Statement                                               Page

      Report of Independent Certified Public Accountants                  38
      Report of Independent Auditor                                       39
      Consolidated Balance Sheets as of December 31, 2002 and 2003        40
      Consolidated Statements of Operations for the Years Ended           41
              December 31, 2001, 2002 and 2003
      Consolidated Statements of Stockholders' Equity for the Years       42
              Ended December 31, 2001, 2002 and 2003
      Consolidated Statements of Cash Flows for the Years Ended           43
              December 31, 2001, 2002 and 2003
      Notes to Consolidated Financial Statements                          44
      Schedule II - Valuation and Qualifying Accounts                     67

               Report of Independent Certified Public Accountants

The Board of Directors and Stockholders
LMI Aerospace, Inc.
Saint Charles, Missouri

We have audited the accompanying consolidated balance sheet of LMI Aerospace, Inc. and subsidiaries (the "Company") as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2003. We have also audited the accompanying Schedule II, "Valuation and Qualifying Accounts." These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and schedule presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LMI Aerospace, Inc. and subsidiaries at December 31, 2003, and the consolidated results of its operations and its cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has incurred substantial losses from operations in recent years. In addition, the Company is dependent on its Loan Agreement, described in Note 8, to fund its working capital needs. The Loan Agreement contains certain financial covenants with which the Company must comply, and compliance cannot be assured. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


                                      /s/  BDO Seidman, LLP

Chicago, Illinois
March 31, 2004

                         Report of Independent Auditor


The Board of Directors and Stockholders
LMI Aerospace, Inc.


We have audited the accompanying consolidated balance sheet of LMI Aerospace, Inc. (the "Company") as of December 31, 2002, and the related consolidated statements of operations, stockholder equity, and cash flows for each of the two years in the period ended December 31, 2002. Our audit also included the financial statement schedule listed in the Index as Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by amangement, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LMI Aerospace, Inc. at December 31, 2002 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generaly ccepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 1 to the financial statements in 2002 the Company changed its method of accounting for goodwill.



                                               /s/ Ernst & Young, LLP


St. Louis, Missouri
April 15, 2003

                               LMI Aerospace, Inc.
                           Consolidated Balance Sheets
             (Amounts in thousands, except share and per share data)

                                                            December 31
                                                     ------------------------
                                                         2002         2003
                                                     ------------------------
   Assets
   Current assets:
     Cash and cash equivalents                         $1,182         $441
     Trade accounts receivable, net of allowance
       of $334 in 2002 and $245 in 2003                11,392        9,158
     Inventories                                       25,181       24,159
     Prepaid expenses                                     978          787
     Deferred income taxes                              1,389        2,206
     Income taxes receivable                            1,501        1,933
                                                     ------------------------
   Total current assets                                41,623       38,684

   Property, plant, and equipment, net                 25,986       22,248
   Goodwill                                             5,653        5,653
   Customer intangible assets, net                      4,267        3,792
   Other assets                                           336          142
                                                     ------------------------
   Total assets                                       $77,865      $70,519
                                                     ========================

   Liabilities and stockholders' equity
   Current liabilities:
     Accounts payable                                  $6,107          $4,570
     Accrued expenses                                   2,846           2,126
     Current installments of long-term debt
       and capital lease obligations                    4,616           6,069
                                                     -------------------------
   Total current liabilities                           13,569          12,765

   Long-term debt and capital lease obligations,
      less current installments                        24,621          21,756
   Deferred income taxes                                1,939           2,206
                                                     -------------------------
   Total long-term liabilities                         26,560          23,962

   Stockholders' equity:
     Common stock of $.02 par value;
       authorized 28,000,000 shares;
       8,736,427 shares issued in 2002 and 2003           175             175
     Preferred stock; authorized 2,000,000 shares;
       none issued                                          -               -
     Additional paid-in capital                        26,171          26,171
                                                     -------------------------
     Treasury stock, at cost, 554,641 shares
       in 2002 and 2003                                (2,632)         (2,632)
     Accumulated other comprehensive (loss) income        (17)             20
     Retained earnings                                 14,039          10,058
                                                     -------------------------
   Total stockholders' equity                          37,736          33,792
                                                     -------------------------
   Total liabilities and stockholders equity          $77,865         $70,519
                                                     =========================

See accompanying notes to the consolidated financial statement.

                               LMI Aerospace, Inc.
                      Consolidated Statements of Operations
                  (Amounts in thousands, except per share data)

                                                      Year Ended December 31
                                               -------------------------------------
                                                   2001         2002        2003
                                               -------------------------------------

 Net sales                                        $70,823     $81,349     $75,855
 Cost of sales                                     54,809      69,185      67,485
                                               -------------------------------------
 Gross profit                                      16,014      12,164       8,370

 Selling, general and administrative expenses
                                                   10,194      12,931      13,423
 Goodwill impairment charges                            -       5,104           -
                                               -------------------------------------
    Income (loss) from operations                   5,820      (5,871)     (5,053)

 Other income (expense):
    Interest expense                                 (843)     (1,495)     (1,645)
    Other, net                                       (247)       (525)        306
                                               -------------------------------------
                                                   (1,090)     (2,020)     (1,339)
                                               -------------------------------------
 Income (loss) before income taxes                  4,730      (7,891)     (6,392)
 Provision for (benefit of) income taxes            1,764        (691)     (2,411)
                                               -------------------------------------
    Income (loss) before cumulative effect of
       change in accounting principle               2,966      (7,200)     (3,981)
 Cumulative effect of change in accounting
    principle, net of income tax benefit of
    $663 for 2002.                                   -         (1,104)          -
                                               -------------------------------------
 Net income (loss)                             $    2,966    $ (8,304)   $ (3,981)
                                               =====================================

 Amounts per common share:
 Income (loss) before cumulative effect of
    change in accounting principle             $     0.37      $(0.89)    $ (0.49)
 Cumulative effect of change in accounting
    principle                                           -       (0.14)          -
                                               -------------------------------------
 Net income (loss) per common share            $     0.37      $(1.03)    $ (0.49)
                                               =====================================


 Net income (loss) per common share -
    assuming dilution                          $     0.36     $ (1.03)    $ (0.49)
                                               =====================================

 Weighted average common shares
    outstanding                                 8,059,682   8,077,293   8,181,786
                                               =====================================
 Weighted average dilutive stock options
    outstanding                                    98,444           -           -
                                               =====================================

See accompanying notes to the consolidated financial statement.

                               LMI Aerospace, Inc.
                 Consolidated Statements of Stockholders' Equity
             (Amounts in thousands, except share and per share data)

                                                                                        Accumulated
                                                    Additional                             Other           Total
                                          Common      Paid-In    Retained   Treasury    Comprehensive   Stockholders'
                                           Stock      Capital    Earnings    Stock       income (loss)     Equity
                                         --------- ------------ ---------- ----------- ---------------- --------------
Balance at December 31, 2000               $ 175     $ 26,164    $ 19,785   $ (3,174)       $ (272)       $ 42,678
                                         --------- ------------ ---------- ----------- ---------------- --------------
Comprehensive income (loss):
  Net income                                   -            -       2,966          -             -           2,966
  Unrealized gain on available-
   for-sale securities, net of
   income tax of $40                           -            -           -          -            67              67
  Reclassification adjustment for
   losses realized in net income,
   net of income tax benefit of $106           -            -           -          -           205             205
                                                                                                        --------------
   Comprehensive income (loss)                                                                               3,238

Exercise of options to purchase stock          -            7           -          -             -               7
Purchase of 119,000 shares of
  outstanding stock for treasury               -            -           -       (379)                         (379)
Issuance of 30,928 shares of treasury
  stock to profit sharing/401(k) plan          -            -         (46)       151             -             105
                                         --------- ------------ ---------- ----------- ---------------- --------------
Balance at December 31, 2001               $ 175     $ 26,171    $ 22,705    $(3,402)       $    -        $ 45,649
                                         --------- ------------ ---------- ----------- ---------------- --------------
Comprehensive income (loss):

  Net income                               $   -     $      -    $ (8,304)   $     -        $    -          (8,304)
  Exchange rate (loss)                         -            -           -          -           (17)            (17)
                                                                                                        --------------
  Comprehensive income (loss)                                                                               (8,321)

                                               -            -        (218)       427             -             209
Issuance of stock - 90,000 shares of
  common stock in connection with the
  acquisition of  SSFF

Purchase of 1,900 shares of                    -            -           -         (8)            -              (8)
  outstanding stock for treasury

Exercise of options to purchase stock          -            -        (101)       196             -              95

Issuance of 32,690 shares of treasury          -            -         (43)       155             -             112
  stock to profit sharing/401(k) plan
                                         --------- ------------ ---------- ----------- ---------------- --------------
Balance at December 31, 2002
                                           $ 175     $ 26,171    $ 14,039   $ (2,632)       $  (17)       $ 37,736
                                         --------- ------------ ---------- ----------- ---------------- --------------

Comprehensive income (loss):
  Net income                               $   -     $      -    $ (3,981)  $      -        $    -        $ (3,981)
  Exchange rate gain                           -            -           -          -            37              37
                                                                                                        --------------
  Comprehensive Income (Loss)                                                                               (3,944)
                                         --------- ------------ ---------- ----------- ---------------- --------------
Balance at December 31, 2003
                                           $ 175     $ 26,171    $ 10,058   $ (2,632)         $ 20        $ 33,792
                                         --------- ------------ ---------- ----------- ---------------- --------------

See accompanying notes to the consolidated financial statement.

                               LMI Aerospace, Inc.
                      Consolidated Statements of Cash Flows
                             (Amounts in thousands)

                                                                  Year Ended December 31
                                                          ------------------------------------
                                                            2001        2002        2003
                                                          ------------------------------------
 Operating activities
 Net income (loss)                                         $2,966    $ (8,304)    $ (3,981)
 Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Depreciation and amortization                          4,208       4,433        4,793
     Charges for bad debt expense                              49         110          132
     Charges for inventory obsolescence and
        valuation                                             739       2,599        2,549
     Goodwill impairment charges                                -       6,871            -
     Non cash investment loss                                 311         643            -
     Non cash loss on sale of equipment                         -           -           54
     Changes in operating assets and liabilities:
        Trade accounts receivable                           2,761      (2,746)       2,102
        Inventories                                        (3,567)     (3,446)      (1,527)
        Prepaid expenses and other assets                    (432)       (176)         128
        Income taxes                                          349      (2,026)      (1,043)
        Accounts payable                                     (612)        274       (1,537)
        Accrued expenses                                      213        (274)        (659)
                                                          ------------------------------------
 Net cash provided from (used by) operating activities      6,985      (2,042)       1,011

 Investing activities
 Additions to property, plant, and equipment               (3,387)     (2,293)      (1,001)
 Proceeds from sale of equipment                               90           -          325
 Proceeds from sale of stock investments                        -           -          305
 Acquisition of Versaform, net of cash acquired                 -     (10,458)           -
 Acquisition of Stretch Forming Corporation                     -        (825)           -
 Acquisition of Southern Stretch Forming and Fabrication        -        (115)           -
 Acquisition of Tempco, net of cash acquired              (14,908)       (300)           -
                                                          ------------------------------------
 Net cash used by investing activities                    (18,205)    (13,991)        (371)

 Financing activities
 Proceeds from issuance of long-term debt                  14,250      11,000            -
 Principal payments on long-term debt                        (715)     (2,918)      (3,812)
 Proceeds from equipment notes payable                      1,027           -
 Payment on notes payable                                       -           -         (867)
 Net advances on revolver                                       -       4,417        3,267
 Treasury stock transactions, net                            (380)         (7)           -
 Proceeds from exercise of stock options                        7          95            -
                                                          ------------------------------------
 Net cash provided from (used by) financing activities     14,189      12,587       (1,412)

 Effect of exchange rate changes on cash                       -          (17)          31
                                                          ------------------------------------
 Net increase (decrease) in cash and cash equivalents       2,969      (3,463)        (741)
 Cash and cash equivalents, beginning of year               1,676       4,645        1,182
                                                          ------------------------------------
 Cash and cash equivalents, end of year                   $ 4,645     $ 1,182       $  441
                                                          ====================================

 Supplemental Disclosures of Cash Flow Information
 Interest paid                                            $   798     $ 1,469       $1,659
 Income taxes paid (refunded), net                        $ 1,294     $   649      $(1,331)

See accompanying notes to the consolidated financial statement.

                               LMI Aerospace, Inc.
                   Notes to Consolidated Financial Statements
         (Dollar amounts in thousands, except share and per share data)
                                December 31, 2003

1.  Accounting Policies

Description of Business

LMI Aerospace, Inc. (the "Company") fabricates, machines, and integrates formed, close tolerance aluminum and specialty alloy components for use by the aerospace, semiconductor and medical products industries. The Company is a Missouri corporation with headquarters in St. Charles, Missouri. The Company maintains facilities in St. Charles, Missouri; Seattle, Washington; Tulsa, Oklahoma; Wichita, Kansas; Irving, Texas; Sun Valley, California; Oceanside, CA; Savannah, GA; and Langley, BC.

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations in recent years. This factor raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is ultimately dependent on its ability to improve operating performance such that it can operate profitably, sustain positive operating cash flows and support its required financial covenants with its primary lender. Management is currently seeking alternative financing arrangements and pursuing the sale of certain assets to replace its current lender and secure additional funds. However, there is no assurance that the Company will be successful in improving its operating results, obtaining alternative financing, or consummating the sale of assets. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Principles of Consolidation

The accompanying financial statements include the consolidated financial position, results of operations, and cash flows of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Customer and Supplier Concentration

Direct sales to the Company's largest customer accounted for 40.0%, 25.4%, and 18.6% of the Company's total revenues in 2001, 2002 and 2003, respectively. Accounts receivable balances related to direct sales to this customer were 7.8% at December 31, 2002 and 8.0% at December 31, 2003. Indirect sales to the Company's largest customer accounted for 11.0%, 8.7% and 10.0% of the Company's total sales in 2001, 2002, and 2003, respectively.

Direct sales to the Company's second largest customer accounted for 4.6%, 17.5% and 14.1% of the Company'S total revenues in 2001, 2002 and 2003, and represented 21.1% and 8.6% of the accounts receivable balance at December 31, 2002 and 2003, respectively.

Direct sales to the Company's third largest customer accounted for 8.6%, 10.6% and 12.9% of the Company's total revenue in 2001, 2002 and 2003 and represented 11.2% and 7.3% of accounts receivable balance at December 31, 2002 and 2003, respectively.

The Company purchased approximately 34% and 37% of the materials used in production from three suppliers in 2002 and 2003, respectively.

                               LMI Aerospace, Inc.
            Notes to Consolidated Financial Statements - (Continued)
         (Dollar amounts in thousands, except share and per share data)
                                December 31, 2003

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

Inventories

The Company's inventories are stated at the lower of cost or market and utilize actual costs for raw materials and an average cost for work in process and finished goods. The Company evaluates the inventory carrying value and reduces the carrying costs based on customer activity, estimated future demand, price deterioration, and other relevant information. The Company's customer demand is highly unpredictable and may fluctuate by factors beyond the Company's control. The Company therefore, maintains an inventory allowance for potential obsolete and slow moving inventories, and for gross inventory items carried at costs higher than their potential market values.

Revenue Recognition

The Company recognizes revenue when products are shipped and services are rendered, the price is fixed or determinable, and collection is reasonably assured.

Allowance for Doubtful Accounts

The allowance for doubtful accounts receivable reflects the Company's best estimate of probable losses inherent in our accounts receivable. The basis used to determine this value is derived from historical experience, specific allowances for known troubled customers, and other currently available evidence.

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

Long lived assets

In accordance with Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the impairment or Disposal of Long Lived Assets, long lived assets held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of December 31, 2003, there has been no impairment of long lived assets, other than as disclosed in Note 6.

                               LMI Aerospace, Inc.
            Notes to Consolidated Financial Statements - (Continued)
         (Dollar amounts in thousands, except share and per share data)
                                December 31, 2003

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

Goodwill and Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, ("SFAS No. 142") under which goodwill is no longer being amortized but instead is tested upon adoption of the Statement and then at least annually for impairment and expensed to the extent the implied fair value of reporting units, including goodwill, is less than carrying value (see Note 6). Acquired intangible assets with finite lives are amortized over the useful life on a straight line basis.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the company's financial statements or tax returns. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), requires that certain items such as foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities and minimum pension liability adjustments be presented as separate components of shareholders' equity. SFAS No. 130 defines these as items of other comprehensive income and as such must be reported in a financial statement that is displayed with the same prominence as other financial statements. Accumulated other comprehensive income, as reflected in the Consolidated Statements of Shareholders Equity, was comprised of a foreign currency translation adjustment of $20,000 and ($17,000) at December 31, 2003 and December 31, 2002,
respectively.

                               LMI Aerospace, Inc.
            Notes to Consolidated Financial Statements - (Continued)
         (Dollar amounts in thousands, except share and per share data)
                                December 31, 2003

Stock-Based Compensation

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

                                                    2001       2002        2003
                                                 ---------- ----------- -----------
 Net income (loss) as reported                    $ 2,966    $(8,304)    $(3,981)
    Less:  Total stock based employee
    compensation expense determined under
    fair value based method, net of tax effect       (225)      (208)       (129)
                                                 ---------- ----------- -----------
    Pro forma net income (loss)                   $ 2,741    $(8,512)    $(4,110)
 Net income per common share
    As reported                                      $.37     $(1.03)     $( .49)
    Pro forma net income (loss)                      $.34     $(1.05)     $( .50)
 Net income per common share
    Assuming dilution:
    As reported                                      $.36     $(1.03)     $( .49)
    Pro forma                                        $.34     $(1.05)     $( .50)

Financial Instruments

Fair values of the Company's long-term obligations approximate their carrying values.

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






                               LMI Aerospace, Inc.
            Notes to Consolidated Financial Statements - (Continued)
         (Dollar amounts in thousands, except share and per share data)
                                December 31, 2003

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The Company adopted the provisions of FIN 46 effective February 1, 2003 and such adoption did not have a material impact on its consolidated financial statements since it currently has no variable interest entities. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 2003, which among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of special purpose entities ("SPE"). The consolidation requirements apply to all SPEs in the first fiscal year or interim period ending after December 15, 2003. The Company adopted the provisions of FIN 46R effective December 29, 2003 and such adoption did not have a material impact on its consolidated financial statements since it currently has no SPEs.

In April 2003, FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative instruments and Hedging Activities ("SFAS No.149"). SFAS No.149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No.149 is effective for contracts and hedging relationships entered into or modified after June 30, 2003. The Company adopted the provisions of SFAS No.149 effective June 30, 2003 and such adoption did not have a material impact on its consolidated financial statements since the Company has not entered into any derivative or hedging transactions.

In May 2003, FASB issued  Statement of Financial  Accounting  Standards No. 150,
Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity and requires an issuer to classify the following instruments as liabilities in its balance sheet:

     o a financial instrument issued in the form of shares that is mandatorily redeemable and embodies an unconditional obligation that requires the issuer to redeem it by transferring its assets at a specified or determinable date or upon an event that is certain to occur;

     o a financial instrument, other than an outstanding share, that embodies an obligation to repurchase the issuer's equity shares, or is indexed to such an obligation, and requires the issuer to settle the obligation by transferring assets; and

     o a financial instrument that embodies and unconditional obligation that the issuer must settle by issuing a variable number of its equity shares if the monetary value of the obligation is based solely or predominantly on (1) a fixed monetary amount, (2) variations in something other than the fair value of the issuer's equity shares, or
          (3) variations inversely related to changes in the fair value of the issuer's equity shares.

                               LMI Aerospace, Inc.
            Notes to Consolidated Financial Statements - (Continued)
         (Dollar amounts in thousands, except share and per share data)
                                December 31, 2003

In November 2003, FASB issued FASB Staff Position No. 150-3 ("SFAS 150-3") which deferred the effective dates for applying certain provisions of SFAS No.150 related to mandatorily redeemable financial instruments of certain non-public entities and certain mandatorily redeemable non-controlling interests for public and non-public companies. For public entities SFAS No.150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. For mandatorily redeemable non-controlling interest that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS No. 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS No.150 are deferred indefinitely. The measurement provisions of SFAS No.150 are also deferred indefinitely for other mandatorily redeemable non-controlling interests that were issued before November 4, 2003. For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period.

On December 17, 2003, the Staff of the SEC issued Staff Accounting Bulletin No.104 (SAB No. 104), Revenue Recognition, which supersedes SAB No.101, "Revenue Recognition in Financial Statements". SAB No.104's primary purpose is to rescind accounting guidance contained in SAB No.101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB No. 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB No.101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB No.104. While the wording of SAB No.104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB No.101 remain largely unchanged by the issuance of SAB No. 104. The adoption of SAB No.104 did not materially affect the Company's revenue recognition policies, nor the results of operations, financial position or cash flows.


2. Acquisitions

                               LMI Aerospace, Inc.
            Notes to Consolidated Financial Statements - (Continued)
         (Dollar amounts in thousands, except share and per share data)
                                December 31, 2003

Tempco Engineering

On April 2, 2001, the Company acquired certain assets of Tempco Engineering, Inc. and Hyco Precision, Inc. (collectively, "Tempco"), two privately held related metal machining companies based in Southern California, for cash. The acquisition has been accounted for as a business combination, and accordingly, the results of operations were included in the Company's financial statements from the date of acquisition. Tempco produces components for photolithography equipment used in the manufacture of semiconductors, as well as components for the defense and commercial aerospace industries. The purchase price for the net assets acquired, net of acquired cash, was approximately $15,200, which was funded through the "Tempco Term Loan" (see Note 8). The purchase also included contingent consideration of up to $1,250 if Tempco's EBITDA, as defined, exceeds certain limits for the two years ended March 31, 2003. Tempco did not meet the financial thresholds that would have obligated the Company to pay additional consideration at the end of the contingency period, March 31, 2003. The excess of the purchase price over the fair value of net assets acquired, $5,943, was allocated to goodwill.

Versaform

On May 16, 2002, the Company acquired all of the outstanding stock of Versaform Corporation and BC 541775, Ltd., a holding company that owned 100% of the common stock of Versaform Canada Corporation (collectively, "Versaform") for approximately $11,787 consisting of cash of approximately $10,487, provided by the "Versaform Term Loan" (see Note 8) and a note of $1,300 payable to the selling shareholder. Versaform forms large sheet metal and extrusion components predominantly for the corporate, regional, and military aerospace markets from two facilities in Oceanside, California and one facility in Langley, British Columbia, Canada.

The acquisition was accounted for as a purchase business combination, and accordingly, the results of operations were included in the Company's financial statements after May 16, 2002. The cost to acquire Versaform has been allocated to the assets acquired and liabilities assumed according to their estimated fair values at the time of the acquisition as follows:

    Working capital                                             $    400
    Property, plant, and equipment                                 3,179
    Assumed long-term liabilities                                   (871)
    Customer-related intangible                                    3,975
    Goodwill (nondeductible)                                       5,104
                                                             --------------
                                                                $ 11,787
                                                             ==============

The intangible asset relates to acquired customer relationships and is being amortized over 15 years on a straight line basis. Based on the terms of the purchase agreement, the Company is obligated to pay additional consideration if sales to a specific customer exceed certain annual thresholds over the three years following the acquisition. As of December 31, 2002 and 2003, sales to the specific customer did not meet these thresholds and is not expected to meet the thresholds for the remainder of the three year contingency period. The purchase agreement allows for certain adjustments to the purchase price for claims in excess of $100. The Company has filed a claim for reimbursement of certain liabilities existing at the closing date. This claim was settled for $265 during the third quarter of 2003 and paid to the Company in October 2003. Versaform's sales were approximately $12,000 in 2001.

                               LMI Aerospace, Inc.
            Notes to Consolidated Financial Statements - (Continued)
         (Dollar amounts in thousands, except share and per share data)
                                December 31, 2003

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

The cost to acquire these assets has been allocated to the assets according to their fair values and consisted of inventory of $115 and equipment and machinery of $718 and assumed liabilities of $389. Net sales for SSFF for 2001 were approximately $3,820, of which approximately $1,739 were to the Company.

Stretch Forming Corporation

On June 12, 2002, the Company acquired certain assets of Stretch Forming Corporation ("SFC"), based in Southern California. The purchase price of $861 was allocated to the assets acquired based on their fair value and consisted of working capital of $465, equipment of $66 and an intangible asset of $329 related to production backlog, to be amortized over 3 years on a straight line basis.

3.  Treasury Stock Transactions

The Board of Directors authorized the Company to repurchase shares of its common stock and place these shares in a Treasury Stock account for use at management's discretion. The Company purchased 1,900 shares in 2002 in the open market at prices ranging from $4.48 to $2.00 per share. In addition, the Company issued 32,690 shares in 2002 in conjunction with the exercise of certain employees' options, as well as contributions to and purchases by the Company's benefit plans. These transactions were recorded at cost in stockholders' equity. A portion of the consideration for SSFF consisted of 90,000 shares of treasury stock recorded at fair value. There was no treasury stock activity in 2003 as the Company did not purchase or issue any treasury shares.

4.       Inventories

Inventories consist of the following:                2002                 2003
                                            -----------------------------------
Raw materials                                    $  4,469             $  3,989
Work in process                                     5,576                5,479
Finished goods                                     15,136               14,691
                                            -----------------------------------
         Total Inventories                       $ 25,181             $ 24,159
                                            ===================================

Includes reserves for obsolete and slow moving inventory of $407 and $2,173; and a reserve for lower of cost or market of $1,958 and $and $2,173 and $647 for 2002 and 2003, respectively.



                               LMI Aerospace, Inc.
            Notes to Consolidated Financial Statements - (Continued)
         (Dollar amounts in thousands, except share and per share data)
                                December 31, 2003

5. Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

                                                      2002        2003
                                                  -------------------------
Land                                                $   705     $   705
Buildings                                            12,689      12,795
Machinery and equipment                              36,493      36,652
Leasehold improvements                                  918         927
Software and other                                    1,608       2,038
Construction in progress                                552         301
                                                  -------------------------
    Total Gross Property, Plant & Equipment          52,965      53,418
Less accumulated depreciation                        26,979      31,170
                                                  -------------------------
    Total Net Property, Plant & Equipment           $25,986     $22,248
                                                  =========================

Depreciation expense (including amortization expense on software) recorded by the Company totaled $3,730, $4,284 and $ 4,366 for 2001, 2002 and 2003, respectively.

6.  Goodwill and Intangibles

As required by SFAS No. 142, the Company performed the initial phase of its transitional impairment test as of January 1, 2002 during the first six months following adoption and determined that its reporting segments constitute reporting units. Additionally, the Company determined that the carrying value of its Sheet Metal segment exceeded its fair value.

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

In the fourth quarter of 2003, the Company performed the required annual impairment test under SFAS No. 142, and concluded that the remaining Goodwill balance, which relates to the Machining and Technology Segment only, was not further impaired.

                               LMI Aerospace, Inc.
            Notes to Consolidated Financial Statements - (Continued)
         (Dollar amounts in thousands, except share and per share data)
                                December 31, 2003

The changes in the carrying amount of goodwill for the fiscal years ended 2001, 2002, and 2003 were as follows:

                                                     2001     2002      2003
                                                   -------- --------- ----------
Beginning of the year                               $1,888    $7,420    $5,653
    Additions                                        5,943     5,104         -
    Amortization                                      (411)        -         -
    Impairment:
      Cumulative effect of accounting change             -    (1,767)        -
      Annual impairment assessment                       -    (5,104)        -
                                                   -------- --------- ----------
End of the year                                     $7,420    $5,653    $5,653
                                                   ======== ========= ==========

Goodwill remaining at December 31, 2003 relates to the Machining and Technology segment.

Prior to the adoption of SFAS No. 142, amortization expense was recorded for goodwill. The following table sets forth a reconciliation of net income and earnings per share information for fiscal years 2001, 2002 and 2003 adjusted for non-amortization provisions of SFAS No. 142.

                                                      Year ended December 31
                                                    2001       2002       2003
                                                 ---------- ---------- ---------
   Reported net income (loss)                    $  2,966   $ (8,304)  $ (3,981)
   Goodwill amortization                              411         -           -
                                                 ---------- ---------- ---------
   Adjusted net income (loss)                    $  3,377   $ (8,304)  $ (3,981)
                                                 ========== ========== =========

   Earnings /(loss) per share - basic            $    .37   $  (1.03)  $   (.49)
   Goodwill amortization expense, net of tax          .05          -          -
                                                 ---------- ---------- ---------
   Adjusted earnings per share - basic           $    .42   $  (1.03)  $   (.49)
                                                 ========== ========== =========

   Reported earnings/(loss) per share - diluted  $    .36   $  (1.03)  $   (.49)
   Goodwill amortization expense, net of tax          .05          -          -
                                                 ---------- ---------- ---------
   Adjusted earnings per share-diluted           $    .41   $  (1.03)  $   (.49)
                                                 ========== ========== =========

Customer Related Intangibles

The carrying amount of customer related intangibles for the years ended December 31, 2002 and 2003 were as follows (there were no customer related intangibles prior to 2002):

                                      Gross    Accumulated        Useful
                                     Amount   Amortization          Life
                                   --------- -------------- -------------
Versaform                            $3,975            $66      15 years
Stretch Forming Corp.                   419             61     3.5 years
                                   --------- -------------- -------------
         December 31, 2002           $4,394           $127
                                   ========= ==============

Versaform                            $3,975           $332
Stretch Forming Corp.                   329            180
                                   --------- --------------
         December 31, 2003           $4,304           $512
                                   ========= ==============

Customer related intangibles amortization expense for the calendar years 2001, 2002 and 2003 were $0, $127 and $385, respectively.

                               LMI Aerospace, Inc.
            Notes to Consolidated Financial Statements - (Continued)
         (Dollar amounts in thousands, except share and per share data)
                                December 31, 2003

7.   Accrued Liabilities Accrued liabilities include the following:

                                            December 31
                                          ------------------
                                            2002     2003
                                            ----     ----
     Accrued Payroll                    $    358  $   187
     Accrued Vacation & Holiday            1,118      902
     Accrued Employee Benefits               542      444
     Accrued Property Taxes                  152      221
     Accrued Legal & Accounting              110      195
     Accrued Commissions                     128       38
     Accrued Interest                         59       30
     Other                                   379      109
                                        -------- --------
                                 Total  $  2,846 $  2,126
                                        ======== ========

8. Long-Term Debt and Revolving Line of Credit

Long-term debt consists of the following:

                                                          December 31
                                                      2002            2003
                                                   -----------------------------
  Term Loans:
    Tempco                                          $ 11,705      $  9,670
    Versaform                                         10,738         9,167
  Revolving Line of Credit                             4,417         7,684
  Note payable to Director, principal and
     interest payable monthly at 7%                    1,003           614
Notes payable, principal and interested
payable monthly, at fixed rates, ranging from
a 6.99% to 10.0%                                       1,212           679
Capital lease obligations                                162            11
                                                   -----------------------------
                                                    $ 29,237      $ 27,825
Less current installments                              4,616         6,069
                                                   =============================
                                         Total      $ 24,621      $ 21,756
                                                   =============================

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

                               LMI Aerospace, Inc.
            Notes to Consolidated Financial Statements - (Continued)
         (Dollar amounts in thousands, except share and per share data)
                                December 31, 2003

On January 5, 2004 the Company's extended its Loan Agreement to March 31, 2004, received a waiver for certain non financial covenants, and agreed to a fee of $75. Subsequently, on March 30, 2004, the Company and Union Planters Bank N.A. ("Union Planters") entered into a Thirteenth Amendment to Loan Agreement ("Thirteenth Amendment"), amending the Loan Agreement dated as of August 15, 1996 (the "Loan Agreement") between Leonard's Metal, Inc. the precedecessor in interest to the Company, and Magna Bank, National Association, the predecessor in interest to Union Planters. The primary purposes f the Thirteenth Amendment were to (a) extend the maturity of the Company's Revolving Line of Credit provided under the Loan Agreement ("Revolving Credit Loan") from March 31, 2004 to March 31, 2005, and (b) waive a default arising under the Loan Agreement providing for the maintenance of a minimum of consolidated EBITDA amount for the period ended December 31, 2003.

In addition, under the terms of the Thirteenth Amendment to Loan Agreement:

     o The maximum principal amount of the Revolving Credit Loan was increased from approxiately $9,088 to $9,700 through September 30, 2004, subject to a borrowing base calculation and further subject to a newly established inventory reserve requirement and a more restrictive reuirement for eligible receivables, which, notwithstanding the increased borrowing maximum amount provided by the Thirteenth Amendment, could reduce the amount of borrowing availability under the Revolving Credit Loan.

     o The interest rate on the Revolving Credit Loan was changed from LIBOR plus 2.50% to Union Planters' prime rate plus 1%. Moreover, if the Company has not executed and delivered a letter of intent regarding
          (i) the sale of the stock or of all or substantially all of the assets of certain of its subsidiaries, and/or (ii) the procurement by the Company of debt financing providing the Company with sufficient funds to repay in full the Company's obligations to Union Planters ("Letter of Intent") on or before June 30, 2004, the interest rate on the Revolving Credit Loan will be increased to prime plus 1-1/2%, and further increased to prime plus 2.00% if the Company has not paid all of its obligations to Union Planters in full on or before September 30, 2004. The interest rate on Term Loan A provided under the Loan Agreement, which, as of March 30, 2004, had a total outstanding principal balance of approximately $9,161, was changed from LIBOR plus 3%, subject to a floor of 7% and a ceiling of 8.5%, to Union Planters' prime rate plus 2%, subject to a floor of 7%. The interest rate on Term Loan B provided under the Loan Agreement, which, as of March 30, 2004, had a total outstanding principal balance of $8,773,816, was changed from LIBOR plus 3% to Union Planters' prime rate plus 2%. Moreover, if the Company has not executed and delivered a Letter of Intent on or before June 30, 2004, the interest rate on Term Loans A and B will be increased to Union Planters' prime plus 2-1/2% and further increased to Union Planters' prime plus 3% if the Company has not paid all of its obligations to the Buyer in full on or before September 30, 2004.

     o If, by June 30, 2004, the Company does not enter into one or more Letters of Intent, a fee of $125,000 will be payable on the earliest of March 31, 2005, the date the Company repays all of its obligations to Union Planters or the date on which Union Planters accelerates all of the Company's obligations.

     o If the Company fails to pay all of its obligations in full to Union Planters by September 30, 2004, a fee of $350,000 will be payable to Union Planters ($100,000 on October 1, 2004 and $250,000 on the earliest of March 31, 2005, the date the Company repays all of its obligations to Union Planters or the date on which Union Planters accelerates all of the Company's obligations).

     o If the Company fails to pay all of its obligations in full to Union Planters by December 30, 2004, a fee of $200,000 will be payable to Union Planters ($100,000 on December 31, 2004 and $100,000 on the earliest of March 31, 2005, the date the Company repays all of its obligations to Union Planters or the date on which Union Planters accelerates all of the Company's obligations).

Thus, increased interest rates and additional fees will apply during the remaining term of the Loan Agreement (through March 31, 2005) if the indebtedness under the Loan Agreement is not repaid in full through alternative financing and/or a sales of assets by certain prescribed dates. The Company has engaged Lincoln Partners LLC, a Chicago, Illinois based investment banking firm, to assist in these efforts.

At December 31, 2003, the Company's Revolver allowed for a $9,088 line of credit, subject to a borrowing base calculation, to fund various corporate needs. Interest was payable monthly based on a ninety day LIBOR plus 2.25% and was 3.67% at December 31, 2003. The Company had $7,684 outstanding on this line at December 31, 2003. This facility was amended in January 2004 to extend maturities to March 31, 2004 and included an increase in interest to LIBOR plus 2.5%. On March 30, 2004, the Company further amended the Loan Agreement to extend the Revolver maturity to March 31, 2005 and establish the Revolver line at $9,700 until September 30, 2004, and $9,000 thereafter, each subject to a borrowing base. The Revolver interest was amended to prime plus 1% with possible adjustments as described above. The credit facility prohibits the payment of cash dividends on common stock without the prior written consent of Union Planters Bank.

The Company borrowed $14,250 (Tempco Term Loan) on April 2, 2001 to finance the Tempco acquisition. The Tempco Term Loan required monthly principal and interest payments over three years using a seven year amortization and bearing interest at ninety day LIBOR plus 3%, subject to a cap of 8.5% and a floor of 7.0%. The interest rate was 7.0% at December 31, 2003. On March 30, 2004 the Company amended this note establishing a maturity of March 31, 2005 and interest at prime plus 2% with possible adjustments as described above.

                               LMI Aerospace, Inc.
            Notes to Consolidated Financial Statements - (Continued)
         (Dollar amounts in thousands, except share and per share data)
                                December 31, 2003

The Versaform Term Loan was issued for $11,000 on May 15, 2002. The Versaform Term Loan required monthly principal and interest payments over three years using a seven year amortization and bears interest at the ninety day LIBOR plus 3%. The interest rate was 4.2% at December 31, 2003. On March 30, 2004 the Company amended this note increasing interest to prime plus 2% with possible adjustments as described above.

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

The aggregate maturities of long-term debt as of December 31, 2003 are as follows:

              Year ending December 31:
                2004                                      $  6,069
                2005                                        21,583
                2006                                           173
                Thereafter                                       -
                                                        ------------
                                Total                     $ 27,825
                                                        ============

9.  Leases

The Company leases certain facilities and equipment under various non-cancelable operating lease agreements which expire at various dates through 2013. At December 31, 2003, the future minimum lease payments under operating leases with initial non-cancelable terms in excess of one year are as follows:

              Year ending December 31:
                2004                                      $ 2,231
                2005                                        1,859
                2006                                        1,288
                2007                                          799
                2008                                          650
                Thereafter                                  2,647
                                                        ------------
                            Total                         $ 9,474
                                                        ============

Rent  expense  totaled  $1,354,  $2,107  and  $2,701  in 2001,  2002  and  2003,
respectively.




                               LMI Aerospace, Inc.
            Notes to Consolidated Financial Statements - (Continued)
         (Dollar amounts in thousands, except share and per share data)
                                December 31, 2003

10.  Defined Contribution Plans

The Company has a noncontributory profit sharing plan and a contributory 401(k) plan which covers substantially all full-time employees. Employees are eligible to participate in both plans after reaching 1,000 hours of accredited service. Contributions to the profit sharing plan are at the discretion of management and become fully vested after seven years. Contributions by the Company to the profit sharing plan totaled $121, $0 and $0 for 2001, 2002 and 2003 respectively. Contributions by the Company to the 401(k) plan, which are fully vested to the employees immediately upon contribution, are based upon a percentage of employee contributions, up to a maximum of $675 dollars per employee (dollars not in thousands). The Company's contributions to the 401(k) plan totaled $86, $229 and $191, for 2001, 2002 and 2003 respectively. In addition, at December 31, 2003, the Company had 600,000 common shares of its stock reserved for contributions to the 401(k) plan.

11. Stock Options

The Company's 1998 Employee Stock Option Plan provides options for up to 900,000 shares to be granted to key employees at exercise prices greater than or equal to the fair market value per share on the date the option is granted. Options issued under the Plan are at the discretion of management and may be in the form of Incentive Stock Options or Non-Qualified Stock Options. Vesting periods range from 0 to 4 years.

At December 31, 2003, a total of 1,157,822 shares of authorized and unissued common stock were reserved for issuance of stock awards and options granted or authorized to be granted.

                                     2001                   2002                  2003
                            ----------------------  --------------------- ---------------------
                              Number     Weighted     Number    Weighted    Number    Weighted
                             of Shares   Average     of Shares  Average    of Shares  Average
                                         Exercise               Exercise              Exercise
                                          Price                  Price                 Price
Options outstanding at
  beginning of year          404,235       3.62      470,295      3.09      500,475     3.41
Granted                      146,700       2.38       89,500      4.76       28,500     2.10
Exercised                     (2,005)      2.75      (40,645)     2.31           -         -
Canceled/expired             (78,635)      4.38      (18,675)     4.23     (132,407)    3.52
                            ----------              ----------            -----------
Options outstanding at
 end of year                 470,295       3.09      500,475      3.41      396,568     3.28
--------------------------- ==========              ==========            ===========


---------------------------------------------------------------------------------------------- ------------------
 Range of        Number of        Weighted           Weighted         Number        Weighted
 Exercise        Outstanding      Average            Average        Exercisable      Average
  Prices           Options       Remaining        Exercise Price                  Exercise Price
                               Contractual Life
-------------------------------------------------------------------------------------------------

 $2.00 - $3.00     272,443         6.84               2.54           255,368           2.57
 $3.01 - $5.00      60,300         6.58               4.34            58,650           4.34
 $5.01 - $6.06      63,825         6.67               5.46            62,950           5.46
-------------------------------------------------------------------------------------------------
         Total     396,568         6.78               3.28           376,968           3.33
=================================================================================================

The number of vested options exercisable and the related range of exercise prices at December 31, 2001, 2002, and 2003 were 276,170 shares, with a range of exercise prices from $2.00 to $5.93; 404,200 shares, with a range of exercise prices from $2.00 to $6.06; and 376,968 shares, with a range of exercise prices from $2.00 to $6.06 respectively.

                               LMI Aerospace, Inc.
            Notes to Consolidated Financial Statements - (Continued)
         (Dollar amounts in thousands, except share and per share data)
                                December 31, 2003

The fair value for options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2002 and 2003, respectively: risk-free interest rates of 4.78%, 3.36% and 3.86%; dividend yields of 0%, 0% and 0%; volatility factors of the expected market price of the Company's common stock of 104%, 83% and 73%; and a weighted average expected life of the option of six years for 2001, 2002 and 2003. The weighted average fair value of options granted during 2001, 2002 and 2003 was $1.96, $3.40 and $2.10, respectively. The weighted average remaining life of outstanding options as of December 31, 2003 was 6.78 years.

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

12. Income Taxes

The temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax assets and liabilities are as follows:

                                                 2002          2003
                                             -------------------------
Deferred tax assets:
     Accrued vacation                        $    295        $   264
     Inventory                                    828          1,122
     State tax credits                            129            129
     Goodwill                                     466            314
    Net operating loss carry forward                -            288
                                             --------------------------
    Other                                         138             89
                                             --------------------------
 Total deferred tax assets                      1,856           2,206


 Deferred tax liabilities:
    Depreciation                               (2,406)         (2,206)
    Other                                          (7)              -
                                             ---------------------------
 Total deferred tax liabilities                (2,406)         (2,206)
                                             ---------------------------
 Net deferred tax liability                  $   (550)        $
                                                               ---------
                                             ===========================

                               LMI Aerospace, Inc.
            Notes to Consolidated Financial Statements - (Continued)
         (Dollar amounts in thousands, except share and per share data)
                                December 31, 2003

The Company's income tax provision (benefit) attributable to income before income taxes and cumulative effect of change in accounting principle consisted of the following for the year ended December 31:

                                              2001       2002        2003
                                            ----------------------------------
 Federal:
    Current                                 $ 1,820     $ (171)    $ (1,988)
    Deferred                                   (188)      (468)        (250)
                                            ----------------------------------
                                              1,632       (639)      (2,238)
 Canadian:
     Current                                      -         22           39
      Deferred                                    -          -           32
                                            ----------------------------------
                                                  -         22           71
 State:
    Current                                     150        (50)        (201)
    Deferred                                    (18)       (24)         (43)
                                            ----------------------------------
                                                132        (74)        (244)
                                            ----------------------------------
    Provision (benefit) for income taxes    $ 1,764     $ (691)    $ (2,411)
                                            ==================================

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense attributable to income before cumulative effect of change in accounting principle is as follows:

                                                   2001      2002       2003
                                                 -------------------------------
 Federal taxes (benefit)                         $ 1,608   $ (2,683)  $ (2,173)
 State and local taxes, net of federal benefit       140        (74)      (224)
    Benefit
 Non deductible goodwill                               -      1,758        124
 Valuation allowance for capital loss on               -        241       (114)
     available for sale securities
 Other                                                16         67        (24)
                                                 -------------------------------
 Provision (benefit) for income taxes            $ 1,764   $   (691)  $ (2,411)
                                                 ===============================

Remaining net operating loss carry-forward is immaterial.

                               LMI Aerospace, Inc.
            Notes to Consolidated Financial Statements - (Continued)
         (Dollar amounts in thousands, except share and per share data)
                                December 31, 2003

13. Related Party Transactions

In May 2002, the Company entered into certain acquisition transactions with Brian Geary, a director of the Company, related to the Versaform and SSFF acquisitions (See Note 2 for further description of these acquisitions). As a part of the acquisition of Versaform, the consideration included a note payable of $1,300 to Mr. Geary (the then sole shareholder of Versaform) which bears interest at 7% and is payable in monthly installments through May 2005. In addition, a relative of Mr. Geary retained ownership of a building and property where Versaform operates and leases the facility to the Company for approximately $86 per year. This lease expires in January 2005 and it is the intention of the Company to vacate during 2004.

Prior to his appointment as a director of the Company, Mr. Geary owned 50% of SSFF. Subsequently, Mr. Geary purchased the remaining 50% of SSFF and sold the entity to the Company. Prior to approving the purchase of SSFF, the Company's Audit Committee, at the request of the Board of Directors, considered the potential conflict of interest regarding the acquisition of SSFF. The Audit Committee concluded that the above transaction was negotiated on an arms length basis, consummated on terms generally similar to those prevailing with unrelated third parties, and were fair and in the best interest of the Company and its shareholders.

The Company leases the two Tempco operating facilities from entities in which a relative of Ernest Star, a member of the Company's Board of Directors, is a principal beneficiary. The leases governing the Company's occupancy of these facilities were entered into at the time of the Tempco acquisition, prior to Mr. Star's appointment as a Director, and were negotiated on an arms length basis at terms generally similar to those prevailing with unrelated third parties.

14. Commitments and Contingencies

On February 6, 2004, Versaform, a wholly-owned subsidiary of the Company acquired on May 16, 2002, was served a subpoena by the federal government.

The Subpoena relates to the time period January 1, 1999 through February 6, 2004 and was issued in connection with an investigation by certain government agencies including the Department of Defense, Office of Inspector General, Defense Criminal Investigative Service, and the Federal Bureau of Investigation. The subpoena refers to structural components Versaform manufactured for Nordam Corporation for B-52 engine cowlings, components for auxiliary power units Versaform manufactured for Hamilton Sundstrand a United Technologies Company, and certain tools Versaform manufactured for Lockheed Martin Corporation.

The Company has not been served with any notice of any pending legal action filed by any government agency. Accordingly, the Company has no knowledge of any specific allegations of wrongdoing against Versaform by any regulatory authority.

The Company intends to cooperate fully with the federal government in connection with any investigation of this matter.

Other than noted above, the Company is not a party to any legal proceedings, other than routine claims and lawsuits arising in the ordinary course of its business. The Company does not believe such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on the Company's business.

                               LMI Aerospace, Inc.
            Notes to Consolidated Financial Statements - (Continued)
         (Dollar amounts in thousands, except share and per share data)
                                December 31, 2003

15. Business Segment Information

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

The accounting  policies of the segments are the same as those described in Note
1. Sales between segments are insignificant. Corporate assets, liabilities, and expenses related to the Company's corporate offices are allocated to the segments, except for income taxes. The table below presents information about reported segments for years ended December 31, on the basis used internally to evaluate segment performance (Machining and Technology results are presented beginning April, 2001, the date of acquisition):

                               LMI Aerospace, Inc.
            Notes to Consolidated Financial Statements - (Continued)
         (Dollar amounts in thousands, except share and per share data)
                                December 31, 2003

15. Business Segment Information (continued)

                                                 December 31
                                        ---------------------------------
                                           2001       2002      2003
                                        =================================
Net sales:
   Sheet Metal                           $60,552    $61,397   $61,969
   Machining and Technology               10,271     19,952    13,886
                                        ---------------------------------
                                         $70,823    $81,349   $75,855
                                        =================================
Income (loss) before income taxes:
    Sheet Metal                           $4,353   $(10,465)  $(6,354)
    Machining and Technology                 377      2,574       (38)
                                        ---------------------------------
                                          $4,730    $(7,891)  $(6,392)
                                        =================================
Interest Expense:
    Sheet Metal                              $64       $591      $885
    Machining and Technology                 779        904       760
                                        ---------------------------------
                                            $843     $1,495    $1,645
                                        =================================
Capital expenditures:
    Sheet Metal                           $2,615     $1,496      $771
    Machining and Technology                 123        277        83
    Corporate                                649        520       147
                                        ---------------------------------
                                          $3,387     $2,293    $1,001
                                        =================================
Depreciation and amortization:
    Sheet Metal                           $3,665     $4,062    $4,399
    Machining and Technology                 543        371       394
                                        ---------------------------------
                                          $4,208     $4,433    $4,793
                                        =================================

                                                 As of December 31
                                        ---------------------------------
Goodwill:                                  2001       2002      2003
                                        =================================

    Sheet Metal                           $1,767     $    -    $    -
    Machining and Technology               5,653      5,653     5,653
                                        ---------------------------------
                                          $7,420     $5,653    $5,653
                                        =================================

Total Assets:
    Sheet Metal                          $44,770    $56,690   $49,896
    Machining and Technology              15,942     16,319    15,016
    Corporate                              7,290      4,856     5,607
                                        ---------------------------------
                                         $68,002    $77,865   $70,519
                                        =================================

                               LMI Aerospace, Inc.
            Notes to Consolidated Financial Statements - (Continued)
         (Dollar amounts in thousands, except share and per share data)
                                December 31, 2003

16. Restructuring Charges

The Company adopted SFAS No. 146, Accounting for Costs Associated with Exit and Disposal Activities, in 2003. SFAS No. 146 requires companies to recognize costs associated with exit and disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Costs covered include lease termination, costs to consolidate facilities and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity,

On July 23, 2003, the Company announced the details of a restructuring plan to reduce operating expenses and increase efficiencies at its St. Charles, Missouri location which included a reduction of work force of approximately 60 people, the exit of two leased facilities, and relocation of a significant amount of its manufacturing equipment. In December 2003, the Company announced an additional restructuring program at the Wichita, Kansas plant, including a staged reduction in workforce of approximately 60 employees, and the sale of an LMI-owned building and excess equipment. The Wichita restructuring program is scheduled to occur over a five month period during which the Company plans to transfer from its Wichita facility all extrusion stretch work to its Auburn, Washington and Vista, California locations and its milling work packages to its Tulsa, Oklahoma and Auburn, Washington facilities and plans to transfer its high pressure forming work currently produced in Auburn to the Wichita, Kansas plant. Employee severance costs for the Wichita plant restructuring will be paid upon completion of service term in 2004 and, therefore were not accrued in 2003 per SFAS No.
146. The costs of these restructuring plans as of December 31, 2003 were $527 incurred as follows: $348 for moving and relocation, $118 for consulting services, and $61 for severance costs. The Company expects to incur restructuring costs for both of these programs of $434 in the first quarter of 2004 and $910 for the total year ended December 31, 2004. Total cumulative costs for both programs over both years are estimated at $1,538. All restructuring costs are attributable to the Sheet Metal Segment and are classified as Selling, General and Administrative expenses.

                               LMI Aerospace, Inc.
            Notes to Consolidated Financial Statements - (Continued)
         (Dollar amounts in thousands, except share and per share data)
                                December 31, 2003

17. Quarterly Financial Data (Un-audited)

2002                               First (1)     Second      Third    Fourth
                                   ---------------------------------------------
Net sales                          $ 17,908   $ 20,355   $ 21,258   $ 21,828
Gross profit                          3,806      4,097      3,532        729
Income (loss) before cumulative
 effect of change in accounting
 principle                              464        462       (420)    (7,706)
Cumulative effect of change in
 accounting principle, net of tax    (1,104)         -          -          -
Net income (loss) after
 accounting changes                $   (640)  $    462   $   (420)  $ (7,706)
                                   =============================================
Amounts per common share:
Net income (loss)                  $  (0.08)  $   0.06   $  (0.05)  $  (0.94)
                                   =============================================
Net income (loss) - assuming
 dilution
                                   $  (0.08)  $   0.06   $  (0.05)  $  (0.94)
                                   =============================================

(1) First quarter 2002 results have been restated to reflect the cumulative effect of change in accounting principle related to the adoption of SFAS no. 142.

2003                               First         Second      Third    Fourth (2)
                                   ---------------------------------------------

Net sales                          $ 20,842   $ 18,865   $ 17,566   $ 18,582

Gross Profit                          2,220      2,429      2,743        978

Net income (loss)                  $  (957)   $   (740)  $   (644)  $ (1,640)
                                   =============================================
Amounts per common share:
Net income (loss)                  $  (.11)   $   (.09)  $  (.08)   $   (.20)
                                   =============================================
Net income (loss) - assuming
 dilution                          $  (.11)   $   (.09)  $  (.08)   $   (.20)
                                   =============================================

(2) In the fourth quarter of 2003, Management increased the Company's reserves for obsolescence and slow moving inventory by $1.4 million based on an evaluation of the current market place and customer buying patterns.

                               LMI Aerospace, Inc.
            Notes to Consolidated Financial Statements - (Continued)
         (Dollar amounts in thousands, except share and per share data)
                                December 31, 2003

18. Fourth Quarter Adjustments

The fourth quarters of 2002 and 2003 include significant adjustments to increase inventory reserves totaling $1,958 and $1,421, respectively. In the fourth quarter of 2002, management established a reserve for lower of cost or market ("LOCOM") to reduce the inventory carrying value by $1,958 due to production inefficiencies. This reserve has a current balance of $647 at December 31, 2003.

The Company also performed an in-depth analysis of inventory obsolescence and slow moving products at the end of the fourth quarter of 2003. This analysis was based on the current markets for the Company's products and the change in the buying patterns of the Company's major customers. The result of this analysis was the recording in the fourth quarter 2003 of an additional obsolescence reserve of $1,421. The Company's reserve for obsolescence and slow moving products totaled $2,173 at December 31, 2003.

The total for both the reserve for obsolescence and slow moving products and the reserve for LOCOM was $2,364 and $2,820, for December 31, 2002 and December 31, 2003, respectively.

                              LMI Aerospace, Inc.
                Schedule II - Valuation and Qualifying Accounts
         (Dollar amounts in thousands, except share and per share data)
                               December 31, 2003

                                                         Additions              Deductions
                                          -----------------------------------  -------------
                                                                      Other
                               Beginning   Charge to  Acquisitions  Charge to    Write-offs    Ending
                                Balance      Cost/         (a)        Cost/        net of      Balance
                                          Expense (c)               Expense (b)  Recoveries
Reserve for Accounts
 Receivable
Year ended December 31, 2001     $ 50        $ 49         $  -         $    -      $ 35          $ 64
Year ended December 31, 2002       64         110          220              -        60           334
Year ended December 31, 2003      334         132            -              -       221           245

Reserve for Inventory
Year ended December 31, 2001     $  -        $739         $313         $    -      $739        $  313
Year ended December 31, 2002      313         641            -          1,958       548         2,364
Year ended December 31, 2003    2,364       2,549            -         (1,311)      782         2,820

(a) Includes effects of business acquisitions, Tempco - April 2001, Versaform - May 2002, Stretch Forming Corporation - June 2002, and Southern Stretch Forming - September 2002.

(b) During year ended December 2002, due to production inefficiencies, the Company established a reserve for lower of cost or market (LOCOM) of $1,958. In the year ended December 2003, improved efficiencies and price increases on selected products resulted in a reduced requirement of $1,311 of this reserve.

(c) In the fourth quarter of 2003, Management increased the Company's reserves for obsolescence and slow moving inventory by $1,421 based on an evaluation of the current market place and customer buying patterns.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On September 22, 2003, Ernst & Young, LLP informed the Company that Ernst & Young was resigning as the Company's independent accountants, effective upon the completion of the quarterly review of the Company's fiscal quarter ended September 30, 2003. Ernst & Young's resignation became effective on November 14, 2003.

The reports of Ernst & Young on the financial statements of the Company for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with its audit for each of the two most recent fiscal years and through November 14, 2003, the date of Ernst & Young's resignation, there had been no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young, would have caused Ernst & Young to make reference thereto in their report in the financial statements for such years.

During the 2001 and 2002 fiscal years, and through November 14, 2003, the dates of Ernst & Young's resignation, there have been no reportable events as defined in Registration S-K, Item 304(a)(1)(v).

Effective as of December 29, 2003, BDO Seidman, LLP accepted engagement to serve as the Company's Independent Certified Public Accountants. The Company's Audit Committee selected, and its Board of Directors ratified the appointment of, BDO Seidman, LLP to serve as the Company's Independent Certified Public Accountants.

During the Company's two most recent fiscal years ended December 31, 2001 and 2002, and through December 29, 2003, the Company did not consult with BDO Seidman, LLP with respect to the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any matter that was either the subject of a disagreement or a reportable event.

                               LMI Aerospace, Inc.
            Notes to Consolidated Financial Statements - (Continued)
         (Dollar amounts in thousands, except share and per share data)
                                December 31, 2003

Item 9A.  Controls and Procedures.

As of end of the fiscal quarter ended December 31, 2003, the Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of other members of the Company's management as they deemed appropriate, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon and on the date of the end of the Company's last fiscal quarter, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in all material respects in ensuring that material information required to be disclosed in periodic reports the Company files with the Securities and Exchange Commission is recorded, processed, summarized and reported in a timely manner.

This portion of our Annual report is our disclosure of the conclusions of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, based on management's evaluation of those disclosure controls and procedures. You should read this disclosure in conjunction with the certifications attached as Exhibit 31.1 and 31.2 to this annual report for a more complete understanding of the topics presented.

In connection with its 2003 year-end audit, our independent certificate public accountant has identified a material weakness relating to our internal controls and procedures. While we are in the process of implementing a more effective system of controls and procedures, we have instituted controls, procedures and other changes to ensure that information required to be disclosed in this annual report on Form 10-K has been recorded, processed, summarized and reported accurately.

The incremental steps that we have taken as a result of the aforementioned control deficiencies to ensure that all material information about our company is accurately disclosed in this report included the application of additional methods and techniques to evaluate the accuracy of inventory costing and adequacy of inventory reserves.

Based in part on the steps listed above, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately within the time periods specified in Securities and Exchange Commission rules and forms.

                               LMI Aerospace, Inc.
            Notes to Consolidated Financial Statements - (Continued)
         (Dollar amounts in thousands, except share and per share data)
                                December 31, 2003

Item 9A.  Controls and Procedures. (cont)

In addition, in order to address further the deficiencies described above and to improve our internal disclosure and control procedures for future periods, we will:

     1. Review, select and implement available improvements to information systems for inventory accounting;
     2. Perform a review of internal controls and procedures in connection with Section 404 of Sarbanes Oxley legislative requirements;
     3. Perform more detailed quarterly reconciliations and analysis of the company's inventory accounts related to its distributors;
     4. Continue to enhance staffing to provide sufficient resources to accomplish the foregoing objectives.

These steps will constitute significant changes in internal controls. We will continue to evaluate the effectiveness of our disclosure controls and internal controls and procedures on an ongoing basis, and will take further action as appropriate.

No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls during the fourth quarter.

                                    PART III

Item 10.  Directors and Executive Officers.

The information contained under the caption "Information About the Nominees and Current Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's 2004 Annual Meeting of Shareholders, which involves the election of directors, is incorporated herein by this reference.

The following is a list of the current executive officers of the Company, their ages, their positions with the Company, and their principal occupations for at least the past five years.


Name                     Age     Position

Ronald S. Saks            60     Chief Executive Officer, President and Director

Robert Grah               49     Vice President - Central Region

Brian Olsen               44     Vice President - West Region

Lawrence E. Dickinson     44     Chief Financial Officer and Secretary

Set forth below are biographies of each executive officer of the Company.

Ronald S. Saks has served as Chief Executive Officer and President and as a director of the Company since 1984. Prior to his employment with the Company, Mr. Saks was an Executive Vice President with Associated Transports, Inc. for eight years and was a Tax Manager with Peat Marwick Mitchell & Co., now known as KPMG Peat Marwick LLP, for the eight years prior thereto. Mr. Saks obtained his Bachelor's degree in Business Administration from Washington University in 1966. He also studied engineering at the Massachusetts Institute of Technology, and completed an executive education program at Stanford University. Mr. Saks is a Certified Public Accountant.

Robert T. Grah joined the Company in 1984 as Production Control Manager. Mr. Grah has held various management positions with the Company, including Purchasing and Contracts Manager, Maintenance Manager, Facilities Manager, General Manager of LMI Finishing, Inc., and was promoted to his current position as Vice President - Central Region in December 2002. Prior to joining the Company, Mr. Grah was a supervisor for Associated Transports, Inc. and a manager for Beneficial Finance. Mr. Grah's education has included Florissant Valley Community College, and numerous continuing education courses in management, total preventative maintenance, and various environmental and technical subjects.

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

Brian Olsen graduated from the University of Washington with a BA in Business Administration in 1982. He concentrated in marketing and finance. From 1982 through 1997, Mr. Olsen worked for Tramco/BF Goodrich, a transport category aircraft repair and maintenance facility. Mr. Olsen began as their Director of Marketing and became Chief Operating Officer in 1987. In 1988, Tramco was purchased by BF Goodrich. Mr. Olsen was appointed General Manager of the division and served in that capacity from 1992 to 1997. Mr. Olsen served as president of a small marine manufacturing and service company from 1997 to 2000. Mr. Olsen then managed two divisions of Milgard Manufacturing, a window manufacturing company owned by Masco Corporation from 2000 to 2002. Mr. Olsen joined LMI as a Market Sector Director in 2002 and then became the Vice President - West Coast Region in October of 2003.

Item 11.  Executive Compensation.

The information contained under the captions "Directors Compensation," "Executive Compensation," "Option/SAR Grants in Last Fiscal Year," "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option SAR Values," "Employment Arrangements with Named Officers", and "Compensation Committee
Report" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's 2004 Annual Meeting of Shareholders, which involves the election of directors, is incorporated herein by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information contained under the caption "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's 2004 Annual Meeting of Shareholders, which involves the election of directors, is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions.

The information contained under the caption "Certain Transactions" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's 2004 Annual Meeting of Shareholders, which involves the election of directors, is incorporated herein by this reference.

Item 14.  Principal Accountant Fees and Services.

The information contained under the caption "Fees Billed by Independent Public Accountants" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's 2004 Annual Meeting of Shareholders, which involves the election of directors, is incorporated herein by this reference.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  1.   For a list of the Consolidated  Financial  Statements  of the  Company
          included as part of this report, see the index at Item 8.

     2. Other than Schedule II - Valuation and Qualifying Accounts, all schedules have been omitted as the required information is not present in sufficient amounts or the required information is included elsewhere in the Consolidated Financial Statement or notes thereto.

         3. Exhibits:

                           See Exhibit Index (each management contract or compensatory plan or arrangement listed therein is identified).

(b)  Reports on Form 8-K:

     (i) On November 17, 2003, the Company filed a Report on Form 8-K, announcing third quarter results.

     (ii) On November 18, 2003, the Company filed a Report on Form 8-K, announcing the effectiveness of the resignation of Ernst & Young, LLP as the Company's independent accountants.

     (iii)On  December  4,  2003,  the  Company  filed a  Report  on  Form  8-K, announcing the Company's entry into a long-term contract with Bombardier, and the appointment of two independent directors of the Company's Board of Directors.

     (iv) On December 11, 2003, the Company filed a Report on Form 8-K, announcing the restructuring plans of its facilities located in Wichita, Kansas.

     (v) On December 28, 2003, the Company filed a report on Form 8-K, announcing the appointment of BDO Seidman, LLP to serve as the Company's independent accountants.

(c)  Exhibits:

          See Exhibit Index

(d) All schedules have been omitted as the required information is not present in sufficient amounts or the required information is included elsewhere in the Consolidated Financial Statement or notes thereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Charles and State of Missouri on the 14th day of April, 2004.

                                      LMI AEROSPACE, INC.


                                      By: /s/ Ronald S. Saks
                                         --------------------------------------
                                         Ronald S. Saks
                                         President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                         Date

/s/ Ronald S. Saks
-------------------------   Chief Executive Officer,              April 14, 2004
Ronald S. Saks              President, and Director


/s/ Joseph Burstein
-------------------------   Chairman of the Board, and            April 14, 2004
Joseph Burstein             Director

/s/ Lawrence E. Dickinson
-------------------------   Chief Financial Officer and           April 14, 2004
Lawrence E. Dickinson       Secretary

/s/ Duane Hahn
-------------------------   Vice President, Regional              April 14, 2004
Duane Hahn                  Manager and Director

/s/ Sanford S. Neuman
-------------------------   Assistant Secretary and               April 14, 2004
Sanford S. Neuman           Director

/s/ Thomas Unger
-------------------------   Director                              April 14, 2004
Thomas Unger

/s/ Brian D. Geary
-------------------------   Director                              April 14, 2004
Brian D. Geary

/s/ Paul L. Miller, Jr.
-------------------------   Director                              April 14, 2004
Paul L. Miller, Jr.

/s/ John M. Roeder
-------------------------   Director                              April 14, 2004
John M. Roeder

                                  EXHIBIT INDEX

Exhibit
Number   Description

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

3.3 Amendment to Restated Articles of Incorporation dated as of July 9, 2001 filed as Exhibit 3.3 to the Registrant's Form 10-K filed April 1, 2002, and incorporated herein by reference.

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

10.16+ Employment Agreement effective as of January 1, 2000, between LMI Aerospace, Inc. and Lawrence E. Dickinson, previously filed as Exhibit
         10.32 to the Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

10.17 Fourth Amendment to Loan Agreement dated as of October 30, 2000, previously filed as Exhibit 10.37 to the Registrant's Form 8-K dated December 26, 2000 and incorporated herein by reference.

10.19 Fifth Amendment to and Restatement of Loan Agreement dated as of April 2, 2001, previously filed as Exhibit 10.1 to the Registrant's Form 10-Q dated August 9, 2001, and incorporated herein by reference.

10.20 Sixth Amendment to Loan Agreement dated as of October 30, 2001, filed as Exhibit 10.2 to the Registrant's Form 10-Q dated November 14, 2001, and incorporated herein by reference.

10.21 Business Reformation Agreement between Leonard's Metal, Inc. and Lockheed Martin Aeronautics Company dated September 21, 2001, filed as
         Exhibit 10.1 to the Registrant's Form 10-Q dated November 14, 2001, and incorporated by reference.

10.22 Lease dated April 2, 2001 by and between Peter Holz and Anna L. Holz Trustees of the Peter and Anna L. Holz Trust dated 2/8/89, as to an undivided one-half interest, and Ernest R .Star and Linda Ann Zoettl, Trustees under the Ernest L. Star and Elizabeth H. Star 1978 Trust dated August 25, 2978, as to an undivided one-half interest and Metal Corporation, filed as Exhibit 10.27 to the Registrant's Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

10.23 Lease dated April 2, 2001, between Tempco Engineering, Inc. and Metal Corporation, filed as Exhibit 10.28 to the Registrant's Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

10.24+   Employment  Agreement  Effective  as of  January  1, 2002  between  LMI
         Aerospace, Inc. and Robert T. Grah, filed as Exhibit 10.29 to the Registrant's Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

10.25+   Employment  Agreement  Effective  as of  January  1, 2002  between  LMI
         Aerospace, Inc. and Duane Hahn , filed as Exhibit 10.30 to the Registrant's Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

10.26 Seventh Amendment to and Restatement of Loan Agreement dated November 30, 2001, filed as Exhibit 10.1 to the Registrant's Form 10-Q filed May 15, 2002 and incorporated herein by reference.

10.27 Eighth Amendment to and Restatement of Loan Agreement dated May 15, 2002, filed as Exhibit 10.1 to the Registrant's Form 8-K filed May 16, 2002 and incorporated herein by reference.

10.28    Ninth Amendment to Loan Agreement dated June 30, 2002, filed as Exhibit
         10.1  to  the  Registrant's   Form  10-Q  filed  August  14,  2002  and
         incorporated herein by reference.

10.29    Tenth  Amendment to Loan Agreement  dated  November 13, 2002,  filed as
         Exhibit 10 to the Registrant's Form 10-Q filed August 14, 2002 and incorporated herein by reference.

10.30    Eleventh  Amendment to Loan  Agreement  dated April 15, 2003,  filed as
         Exhibit 10.1 to the Registrant's Form 8-K filed April 23, 2003 and incorporated herein by reference.

10.31    Twelfth  Amendment to Loan  Agreement  dated January 5, 2004,  filed as
         Exhibit 10 to the Registrant's Form 8-K filed January 6, 2004 and incorporated herein by reference.

10.32    Thirteenth  Amendment to Loan Agreement dated March 30, 2004,  filed as
         Exhibit 10.1 to the Registrant's Form 8-K filed March 31, 2004 and incorporated herein by reference.

10.33 Multi-year contract between Leonard's Metal, Inc. and Gulfstream Aerospace dated September 3, 2003, filed as Exhibit 10.1 to the Registrant's Form 8-K filed September 12, 2003 and incorporated herein by reference.

10.34 Special Business Provisions Agreement between Leonard's Metal, Inc. and Boeing Company dated March 20, 2003, filed as Exhibit 10.2 to the Registrant's Form 8-K filed September 12, 2003 and incorporated herein by reference.

10.35 General Terms Agreement between Leonard's Metal, Inc. and the Boeing Company, filed as Exhibit 10.3 to the Registrant's Form 8-K filed September 12, 2003 and incorporated herein by reference.

10.36 Net Industrial lease between Nonar Enterprises and Versaform Corporation, dated as of September 12, 2003, filed as Exhibit 10.1 to the Registrant's Form 10-Q filed November 14, 2003 and incorporated herein by reference.

21.1     List of Subsidiaries of the Registrant  (filed herewith).

23.1     Consent of BDO Seidman, LLP (filed herewith).

23.2     Consent of Ernst & Young, LLP (filed herewith).

31.1 Rule 13a-14(a) Certification of Ronald S. Saks, President and Chief Executive Officer (filed herewith).

31.2 Rule 13a-14(a) Certification of Lawrence E. Dickinson, Chief Financial Officer (filed herewith).

32       Section 1350 Certification (filed herewith).

99.P    Code of Business Conduct and Ethics (filed herewith).

-----------------------------------------
+ Management contract or compensatory plan or arrangement required to be filed as exhibit to this report.

                                                                    Exhibit 21.1


                           Subsidiaries of Registrant

                  Subsidiary                            Jurisdiction
                  ----------                            ------------
                  LMI Finishing, Inc.                   Missouri
                  Leonard's Metal, Inc.                 Missouri
                  Precise Machine Partners, L.L.P.      Texas
                  Precise Machine Company               Texas
                  Tempco Engineering, Inc.              Missouri
                  Versaform Corporation                 California
                  LMIV Holding Ltd.                     British Columbia, Canada

                                                                    Exhibit 23.1


               Consent of Independent Certified Public Accountants


We  hereby  consent  to the  incorporation  by  reference  in  the  Registration
Statements (Form S-8 No. 333-70259 and No. 333-38090) pertaining to the LMI Aerospace, Inc. Profit Sharing and Savings Plan and Trust, the Amended and Restated LMI Aerospace, Inc. 1998 Stock Option Plan, and the 1989 Employee Incentive Stock Option Plan of our report dated March 31, 2004, relating to the consolidated financial statements and financial statement schedule of LMI Aerospace, Inc., which appears in this Form 10-K for the year ended December 31, 2003. Our report contains an explanatory paragraph regarding the Company's ability to continue as a going concern.


                                        /s/ BDO Seidman, LLP



Chicago, Illinois
April 14, 2004

                                                                    Exhibit 23.2


                         Consent of Independent Auditors


We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 333-70259 and No. 333-38090) pertaining to the LMI Aerospace, Inc. Profit Sharing and Savings Plan and Trust, the Amended and Restated LMI Aerospace, Inc. 1998 Stock Option Plan, and the 1989 Employee Incentive Stock Option Plan of our report dated April 15, 2003, with respect to the consolidated financial statements, as amended, of LMI Aerospace, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 2003.


                                           /s/ Ernst & Young LLP

St. Louis, Missouri
April 14, 2004

                                                                    Exhibit 31.1

                                 CERTIFICATIONS

     I, Ronald S. Saks, certify that:

     1. I have reviewed this annual report on Form 10-K of LMI Aerospace, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's independent certified public accountants and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  April 14, 2004                      /s/ Ronald S. Saks
                                           -------------------------------------
                                           Ronald S. Saks
                                           Chief Executive Officer and President

                                                                    Exhibit 31.2

                                 CERTIFICATIONS

     I, Lawrence E. Dickinson, certify that:

     1. I have reviewed this annual report on Form 10-K of LMI Aerospace, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's independent certified public accountants and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  April 14, 2004                      /s/ Lawrence E. Dickinson
                                           -------------------------------------
                                           Lawrence E. Dickinson
                                           Chief Financial Officer and Secretary

                                                                      EXHIBIT 32


Pursuant to Section 906 of the  Sarbanes-Oxley  Act of 2002 (subsections (a) and
(b) of Section 1350, Chapter 63 of Title 18, United States Code), each of the undersigned officers of LMI Aerospace, Inc., a Missouri corporation (the "Company"), does hereby certify that, to the best of their knowledge:

The Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the "Form 10-K") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  April 14, 2004                      /s/ Ronald S. Saks
                                           -------------------------------------
                                           Ronald S. Saks
                                           President and Chief Executive Officer

Date:  April 14, 2004                      /s/ Lawrence E. Dickinson
                                           -------------------------------------
                                           Lawrence E. Dickinson
                                           Secretary and Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to LMI Aerospace, Inc. and will be retained by LMI Aerospace, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.