Form 10-K/A
period 2003-12-31
LMI AEROSPACE INC
filed 2004-05-06
CIK 1059562

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A

                                Amendment No. 1

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

                                Explanatory Note

This Form 10-K/A ("Amendment) has been filed with the Securities and Exchange Commission ("SEC") to amend its annual report on Form 10-K for the year ended December 31, 2003, originally filed with the SEC on April 14, 2004 (the "Original Filing"). The purpose of this Amendment is to correct certain typographical errors.

The registrant has made no other changes to the Original Filing.

As required under the SEC rules, this Amendment sets forth the complete text of Parts I, II and III as amended.

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

     o The interest rate on the Revolving Credit Loan was changed from LIBOR plus 2.50% to Union Planters' prime rate plus 1%. Moreover, if the Company has not executed and delivered a letter of intent regarding
          (i) the sale of the stock or of all or substantially all of the assets of certain of its subsidiaries, and/or (ii) the procurement by the Company of debt financing providing the Company with sufficient funds to repay in full the Company's obligations to Union Planters ("Letter of Intent") on or before June 30, 2004, the interest rate on the Revolving Credit Loan will be increased to prime plus 1.5%, and further increased to prime plus 2.00% if the Company has not paid all of its obligations to Union Planters in full on or before September 30, 2004. The interest rate on Term Loan A provided under the Loan Agreement, which, as of March 30, 2004, had a total outstanding principal balance of $9,160,714, was changed from LIBOR plus 3%, subject to a floor of 7% and a ceiling of 8.5%, to Union Planters' prime rate plus 2%, subject to a floor of 7%. The interest rate on Term Loan B provided under the Loan Agreement, which, as of March 30, 2004, had a total outstanding principal balance of $8,773,816, was changed from LIBOR plus 3% to Union Planters' prime rate plus 2%. Moreover, if the Company has not executed and delivered a Letter of Intent on or before June 30, 2004, the interest rate on Term Loans A and B will be increased to Union Planters' prime plus 2.5% and further increased to Union Planters' prime plus 3% if the Company has not paid all of its obligations to the Buyer in full on or before September 30, 2004.

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

A key element of the Company's growth strategy has been expansion through the acquisition of complementary businesses involved in the aerospace industry and strategic acquisitions that would provide the Company with access to new industries. The Company's ability to expand by acquisition is dependent on, and may be limited by, the availability of suitable acquisition candidates and the Company's capital resources. Acquisition risks include difficulties in assimilating the operations and personnel of acquired companies, difficulties associated with new product lines and meeting new tolerance requirements, an inability to accurately price new products, the potential loss of key employees of the acquired companies, the incurrence of substantial, additional indebtedness in funding such acquisitions, and goodwill impairment. Furthermore, although the Company will investigate the business operations and assets of entities that it acquires, there may be liabilities that the Company fails or is unable to discover and for which the Company, as a successor owner or operator, may be liable. The Company evaluates acquisition opportunities from time to time, but there can be no assurance that the Company will be able to consummate acquisitions on satisfactory terms, or at all, or that it will be successful in integrating any such acquisitions into its operations. However, as indicated above, the Company's limited capital resources will significantly restrict its ability to effect strategic acquisitions.

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

    Door assembly structural details              737 Classic, 737 NG, 747 and
                                                  757, Challenger 604, Regional
                                                  Jet, F-16, C-130 and Business
                                                  jet

    Thrust reversers and engine                   G-400, CL415, 737 Classic,
    nacelles/cowlings                             777 and B-52

    Cockpit window frames and landing light       737 NG, 747, 767, 777,
    lens assembly                                 Citation III, VII and Excel,
                                                  MD-80, KC-10 and F-16

    Product                                       Models
    -------                                       ------

    Fuselage and wing skin                        Models 45 and 60, Dash-8, 717,
                                                  737 Classic, 737 NG, 747, 757,
                                                  767, 777, C-130, F-16,
                                                  Sovereign, Citation, G-300,
                                                  G-400 and G-500


    Structural sheet metal & extruded             Boeing 737 Classic, 737 NG,
    components                                    727, 747, 757, 767, 777 and
                                                  C-130, F-16, Gulfstream G400
                                                  and G500

    Auxiliary power units                         Embraer, Regional Jet and V-22
                                                  Osprey

    Machining and Technology Segment
    --------------------------------

    Fans, heat exchangers, and various            ELS 7000, ELS 6010, and XLA
    assemblies and components                     100

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

Facilities

The following table provides certain information with respect to the Company's headquarters and manufacturing centers:

Sheet Metal Segment

     Location                         Principal Use                   Square Footage    Interest
     --------                         -------------                   --------------    --------
3600 Mueller Road              Executive and Administrative               62,585          Owned
St. Charles, Missouri          Offices and Manufacturing Center

3030-3050 N. Hwy 94            Manufacturing Center and Storage           92,736          Owned
St. Charles, Missouri

3000-3010 N. Hwy 94            Assembly and Storage                       30,074         Leased (1)
St. Charles, Missouri

101 Western Ave. So.           Manufacturing Center                       79,120         Leased (2)
Auburn, Washington

2629-2635 Esthner Ct.          Manufacturing Center                       31,000          Owned
Wichita, Kansas

2621 W. Esthner Ct.            Administrative Offices and Storage         39,883         Leased (3)
Wichita, Kansas

2104 N. 170th St. E. Ave.      Finishing and Manufacturing Facility       75,000          Owned
Tulsa, Oklahoma

1120 Main Parkway              Distribution Center                        40,000         Leased (4)
Catoosa, OK

2205 and 2215 River Hill Rd    Machining Facility                          8,400         Leased (5)
Irving, Texas

6221 202nd Street #6           Office and Manufacturing                   10,835         Leased (6)
Langley, British Columbia
Canada

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

Dividends. The Company has not declared or paid cash dividends on any class of its common stock during the past two fiscal years and does not anticipate paying any cash dividends in the foreseeable future. The credit facility between the Company and Union Planters prohibits the Company from declaring a dividend with respect to its common stock without the financial institution's approval. The Company currently intends to retain its earnings, if any, and reinvest them in the development of its business.

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
                                    (a)                       (b)                       (c)
------------------------- ------------------------- ----------------------- --------------------------

  Equity compensation
   plans approved by              396,568                    $3.28                      503,432
   security holders
------------------------- ------------------------- ----------------------- --------------------------
  Equity compensation
 plans not approved by               0                         0                           0
  security holders
------------------------- ------------------------- ----------------------- --------------------------
       Total                      396,568                    $3.28                      503,432
------------------------- ------------------------- ----------------------- --------------------------

Item 6.  Selected Financial Data.

(Dollar amounts in thousands, except per share data)

                                              1999        2000      2001 (1)      2002 (2)     2003
                                             ------      ------    ----------    ---------    ------
Statement of Operations Data:

Net sales                                  $50,054     $55,658     $70,823       $81,349       $75,855
Cost of sales                               41,586      48,255      54,809        69,185        67,485
                                          ----------- ---------- ------------ ------------- -------------
Gross profit                                 8,468       7,403      16,014        12,164         8,370
Selling, general &
   administrative expenses                   8,517       9,135      10,194        12,931        13,423
Goodwill impairment charges                      -           -           -         5,104             -
                                          ----------- ---------- ------------ ------------- -------------
Income (loss) from operations                  (49)     (1,732)      5,820        (5,871)       (5,053)
Interest expense                              (195)       (169)       (843)       (1,495)       (1,645)
Other (expense) income, net                    435         179        (247)         (525)          306
                                          ----------- ---------- ------------ ------------- -------------
Income (loss) before income taxes              191      (1,722)      4,730        (7,891)       (6,392)
Provision for (benefit of) income taxes        (40)       (603)      1,764          (691)       (2,411)
                                          ----------- ---------- ------------ ------------- -------------
Income (loss) before cumulative change
  in accounting principle                      231      (1,119)      2,966        (7,200)       (3,981)
Cumulative effect of change in
  accounting principle, net of tax               -        (164)          -        (1,104)            -
                                          ----------- ---------- ------------ ------------- -------------
Net income (loss)                            $ 231     $(1,283)    $ 2,966       $(8,304)      $(3,981)
                                          =========== ========== ============ ============= =============

Amounts per common share:
  Income (loss) before cumulative
    effect of change in accounting
    principle                                 $0.03      $(0.14)     $0.37        $(0.89)       $(0.49)
  Cumulative effect of change in
    accounting principle, net of tax              -       (0.02)         -         (0.14)            -
                                          ----------- ---------- ------------ ------------- -------------
  Net income (loss)                           $0.03      $(0.16)     $0.37        $(1.03)       $(0.49)
                                          ----------- ---------- ------------ ------------- -------------
  Net income (loss) - assuming dilution       $0.03      $(0.16)     $0.36        $(1.03)       $(0.49)
                                          =========== ========== ============ ============= =============
Weighted average shares
     outstanding                          8,201,805   8,190,525    8,059,682    8,077,293    8,181,786

Other Financial Data:
  Capital expenditures                       $4,622      $2,776       $3,387       $2,293       $1,001
  Cash flow from operating activities           112       1,905        6,985       (2,042)       1,011
  Cash flows from investing activities       (4,972)     (3,249)     (18,205)     (13,991)        (371)
  Cash flows from financing activities       (1,177)     (2,888)      14,189       12,587       (1,412)
  Gross profit margin                          16.9%       13.3%        22.6%        15.0%        11.0%

Balance Sheet Data
   Cash and equivalents                      $5,908     $ 1,676      $ 4,645      $ 1,182        $ 441
   Working capital                           21,417      20,752       27,751       28,054       25,919
   Total assets                              54,669      49,680       68,002       77,865       70,519
Total long-term debt,
   excluding current portion                    134         121       12,621       24,621       21,756
   Stockholders' equity                      44,486      42,678       45,649       37,736       33,792

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


Market                                 2001            2002             2003
                                  --------------- ---------------- -------------
Commercial aircraft                    51.5%           28.5%            28.7%
Corporate and regional aircraft        15.4            24.8             24.6
Military products                      16.9            22.7             29.1
Technology products                     7.1            14.2             10.9
Other (1)                               9.1             9.8              6.7
                                  --------------- ---------------- -------------
Total                                   100%           100%             100%
                                  =============== ================ =============
---------------------------------------------

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

Year Ended December 31, 2003 compared to year ended December 31, 2002

The following table provides the comparative data for 2002 and 2003 for each of the Company's segments.

                                                2002                                    2003
                                 ----------------------------------     -------------------------------------
                                   Sheet     Machining &    Total         Sheet       Machining &     Total
                                   Metal     Technology                   Metal       TechnologY
                                 --------- -------------- ---------     ----------- --------------- ---------
Net Sales                          $61.3       $20.0        $81.3         $ 62.0        $13.9         $75.9
Cost of Sales                       54.3        14.9         69.2           56.0         11.5          67.5
                                 --------- -------------- ---------     ----------- --------------- ---------
Gross Profit                         7.0         5.1         12.1            6.0          2.4           8.4
S, G & A                            11.3         1.6         12.9           11.8          1.7          13.5
Goodwill Impairment                  5.1           -          5.1              -            -             -
                                 --------- -------------- ---------     ----------- --------------- ---------
Income (loss) from operations      $(9.4)       $3.5        $(5.9)        $ (5.8)       $ 0.7         $(5.1)
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

Interest Expense. Interest expense for the Machining and Technology segment is related to the term note executed to fund the purchase of Tempco Engineering. The interest rate was ninety day LIBOR plus 3.0%, subject to a floor of 7.0% and a ceiling of 8.5%. The note has been reduced using a seven year amortization schedule and was issued with a maturity date of three and one-half years
(September 30, 2004), at which time the balance would be repaid or re-negotiated. Interest on this note was $0.8 million in 2003, down from $0.9 million in 2002 due entirely to principal reductions as the interest rate has been at the floor rate of 7.0% for the two year period. This note was included in and is now governed by the Thirteenth Amendment. Please see Liquidity and Capital Resources, below.

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

Liquidity and Capital Resources.


During the twelve-month period ended December 31, 2003, we incurred a net loss of $4.0 million. Primarily as a result of our continuing losses and lack of liquidity our independent certified public accountants modified their opinion on our December 31, 2003 Consolidated Financial Statement to contain a paragraph wherein they expressed a substantial doubt about our ability to continue as a going concern. We have taken steps to improve our current liquidity and provide the capital necessary to fund our plan for future growth. Our efforts to raise alternative capital are discussed below.

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

The Company's ratio of total debt to capitalization (debt plus stockholders equity) was 45.2% as of December 31, 2003 and 44.3% as of December 31, 2002. The ratio of debt to total equity increased due to the net loss in 2003. The Company's revolving credit line at December 31, 2003 was at $7.7 million, with an additional line capacity of $1.4 million.

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

     o The interest rate on the Revolving Credit Loan was changed from LIBOR plus 2.50% to Union Planters' prime rate plus 1%. Moreover, if the Company has not executed and delivered a letter of intent regarding
          (i) the sale of the stock or of all or substantially all of the assets of certain of its subsidiaries, and/or (ii) the procurement by the Company of debt financing providing the Company with sufficient funds to repay in full the Company's obligations to Union Planters ("Letter of Intent") on or before June 30, 2004, the interest rate on the Revolving Credit Loan will be increased to prime plus 1.5%, and further increased to prime plus 2.00% if the Company has not paid all of its obligations to Union Planters in full on or before September 30, 2004. The interest rate on Term Loan A provided under the Loan Agreement, which, as of March 30, 2004, had a total outstanding principal balance of $9,160,714, was changed from LIBOR plus 3%, subject to a floor of 7% and a ceiling of 8.5%, to Union Planters' prime rate plus 2%, subject to a floor of 7%. The interest rate on Term Loan B provided under the Loan Agreement, which, as of March 30, 2004, had a total outstanding principal balance of $8,773,816, was changed from LIBOR plus 3% to Union Planters' prime rate plus 2%. Moreover, if the Company has not executed and delivered a Letter of Intent on or before June 30, 2004, the interest rate on Term Loans A and B will be increased to Union Planters' prime plus 2.5% and further increased to Union Planters' prime plus 3% if the Company has not paid all of its obligations to the Buyer in full on or before September 30, 2004.

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

As a result of the above described debt, the Company is required to utilize a significant portion of its cash generated from operations to meet its debt service obligations. Furthermore, if the Company were to fail in the future to comply with the restrictive covenants in the Loan Agreement or in the promissory note, Company's operations could be negatively impacted and the Company's ability to take advantage of potential business opportunities as they arise could be limited. Moreover, the Company's failure to comply with these restrictive financial and other covenants could result in a default that, if not cured or waived, could cause the Company to be required to repay its borrowings before their due dates. If the Company were unable to make this repayment or otherwise refinance these borrowings, the Company's creditors could foreclose on the assets securing its borrowings. Although in the Thirteenth Amendment Union Planters waived the default arising from a failure of the Company to meet the EBITDA Covenant, such waiver was limited to and valid only for the specific purposes given. Union Planters is not obligated solely by reason of such waiver to agree to any additional waivers.

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

Contractual Obligations and Commitments

The Company had the following contractual obligations and commitments for debt, capital leases and non-cancelable operating lease payments ($ in thousands):


                    Total    2004     2005     2006     2007     2008     2009    Thereafter
                  -------- -------- -------- -------- -------- -------- -------- -------------

Long Term Debt    $27,814   $6,058  $21,583   $  173    $  -     $  -     $  -       $    -
Capital Leases         11       11        -        -       -        -        -            -
Operating Leases    9,474    2,231    1,859    1,288     799      650      572        2,075
                  -------- -------- -------- --------- ------- -------- -------- -------------
           Total  $37,299   $8,300  $23,442   $1,461    $799     $650     $572       $2,075
                  ======== ======== ======== ========= ======= ======== ======== =============

----------------------------

     (1) The Company has not committed to any significant current or long-term purchase orders for its operations.

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


In April 2003, FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative instruments and Hedging Activities ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts and hedging relationships entered into or modified after June 30, 2003. The Company adopted the provisions of SFAS No. 149 effective June 30, 2003 and such adoption did not have a material impact on its consolidated financial statements since the Company has not entered into any derivative or hedging transactions.


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

In November 2003, FASB issued FASB Staff Position No. 150-3, which deferred the effective dates for applying certain provisions of SFAS No. 150 related to mandatorily redeemable financial instruments of certain non-public entities and certain mandatorily redeemable non-controlling interests for public and non-public companies. For public entities SFAS No. 150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. For mandatorily redeemable non-controlling interest that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS No. 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS No. 150 are deferred indefinitely. The measurement provisions of SFAS No. 150 are also deferred indefinitely for other mandatorily redeemable non-controlling interests that were issued before November 4, 2003. For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period.


On December 17, 2003, the Staff of the SEC issued Staff Accounting Bulletin No. 104 ("SAB No. 104"), Revenue Recognition, which supersedes SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 104's primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB No. 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB No. 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB No. 104. While the wording of SAB No. 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No.
104. The adoption of SAB No. 104 did not materially affect the Company's revenue recognition policies, nor the results of operations, financial position or cash flows.

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

                               LMI Aerospace, Inc.
                      Consolidated Statements of Operations
                  (Amounts in thousands, except per share data)

                                                      Year Ended December 31
                                               -------------------------------------
                                                   2001         2002        2003
                                               -------------------------------------
 Net sales                                        $70,823     $81,349     $75,855
 Cost of sales                                     54,809      69,185      67,485
                                               -------------------------------------
 Gross profit                                      16,014      12,164       8,370

 Selling, general and administrative expenses
                                                   10,194      12,931      13,423
 Goodwill impairment charges                            -       5,104           -
                                               -------------------------------------
    Income (loss) from operations                   5,820      (5,871)     (5,053)

 Other income (expense):
    Interest expense                                 (843)     (1,495)     (1,645)
    Other, net                                       (247)       (525)        306
                                               -------------------------------------
                                                   (1,090)     (2,020)     (1,339)
                                               -------------------------------------
 Income (loss) before income taxes                  4,730      (7,891)     (6,392)
 Provision for (benefit of) income taxes            1,764        (691)     (2,411)
                                               -------------------------------------
    Income (loss) before cumulative effect of
       change in accounting principle               2,966      (7,200)     (3,981)

 Cumulative effect of change in accounting
    principle, net of income tax benefit of
    $663 for 2002                                    -         (1,104)          -

                                               -------------------------------------
 Net income (loss)                             $    2,966    $ (8,304)   $ (3,981)
                                               =====================================

 Amounts per common share:
 Income (loss) before cumulative effect of
    change in accounting principle             $     0.37      $(0.89)    $ (0.49)
 Cumulative effect of change in accounting
    principle                                           -       (0.14)          -
                                               -------------------------------------
 Net income (loss) per common share            $     0.37      $(1.03)    $ (0.49)
                                               =====================================


 Net income (loss) per common share -
    assuming dilution                          $     0.36     $ (1.03)    $ (0.49)
                                               =====================================

 Weighted average common shares
    outstanding                                 8,059,682   8,077,293   8,181,786
                                               =====================================
 Weighted average dilutive stock options
    outstanding                                    98,444           -           -
                                               =====================================

See accompanying notes to the consolidated financial statement.

                               LMI Aerospace, Inc.
                 Consolidated Statements of Stockholders' Equity
             (Amounts in thousands, except share and per share data)

                                                                                        Accumulated
                                                    Additional                             Other           Total
                                          Common      Paid-In    Retained   Treasury    Comprehensive   Stockholders'
                                           Stock      Capital    Earnings    Stock       Income (Loss)     Equity
                                         --------- ------------ ---------- ----------- ---------------- --------------
Balance at December 31, 2000               $ 175     $ 26,164    $ 19,785   $ (3,174)       $ (272)       $ 42,678
                                         --------- ------------ ---------- ----------- ---------------- --------------
Comprehensive income (loss):
  Net income                                   -            -       2,966          -             -           2,966
  Unrealized gain on available-
   for-sale securities, net of
   income tax of $40                           -            -           -          -            67              67
  Reclassification adjustment for
   losses realized in net income,
   net of income tax benefit of $106           -            -           -          -           205             205
                                                                                                        --------------
Comprehensive income (loss)                                                                                  3,238

Exercise of options to purchase stock          -            7           -          -             -               7
Purchase of 119,000 shares of
  outstanding stock for treasury               -            -           -       (379)                         (379)
Issuance of 30,928 shares of treasury
  stock to profit sharing/401(k) plan          -            -         (46)       151             -             105
                                         --------- ------------ ---------- ----------- ---------------- --------------
Balance at December 31, 2001               $ 175     $ 26,171    $ 22,705    $(3,402)       $    -        $ 45,649
                                         ========= ============ ========== =========== ================ ==============
Comprehensive income (loss):
  Net income                               $   -     $      -    $ (8,304)   $     -        $    -          (8,304)
  Exchange rate (loss)                         -            -           -          -           (17)            (17)
                                                                                                        --------------
  Comprehensive income (loss)                                                                               (8,321)

Issuance of stock - 90,000 shares of           -            -        (218)       427             -             209
  common stock in connection with the
  acquisition of  SSFF

Purchase of 1,900 shares of                    -            -           -         (8)            -              (8)
  outstanding stock for treasury

Exercise of options to purchase stock          -            -        (101)       196             -              95

Issuance of 32,690 shares of treasury          -            -         (43)       155             -             112
  stock to profit sharing/401(k) plan
                                         --------- ------------ ---------- ----------- ---------------- --------------
Balance at December 31, 2002               $ 175     $ 26,171    $ 14,039   $ (2,632)       $  (17)       $ 37,736
                                         ========= ============ ========== =========== ================ ==============

Comprehensive income (loss):
  Net income                               $   -     $      -    $ (3,981)  $      -        $    -        $ (3,981)
  Exchange rate gain                           -            -           -          -            37              37
                                                                                                        --------------
  Comprehensive Income (Loss)                                                                               (3,944)
                                         --------- ------------ ---------- ----------- ---------------- --------------
Balance at December 31, 2003               $ 175     $ 26,171    $ 10,058   $ (2,632)         $ 20        $ 33,792
                                         ========= ============ ========== =========== ================ ==============

See accompanying notes to the consolidated financial statement.

                               LMI Aerospace, Inc.
                      Consolidated Statements of Cash Flows
                             (Amounts in thousands)

                                                                  Year Ended December 31
                                                          ------------------------------------
                                                            2001        2002        2003
                                                          ------------------------------------
 Operating activities
 Net income (loss)                                         $2,966    $ (8,304)    $ (3,981)
 Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Depreciation and amortization                          4,208       4,433        4,793
     Charges for bad debt expense                              49         110          132
     Charges for inventory obsolescence and
        valuation                                             739       2,599        2,549
     Goodwill impairment charges                                -       6,871            -
     Non cash investment loss                                 311         643            -
     Non cash loss on sale of equipment                         -           -           54
     Changes in operating assets and liabilities:
        Trade accounts receivable                           2,761      (2,746)       2,102
        Inventories                                        (3,567)     (3,446)      (1,527)
        Prepaid expenses and other assets                    (432)       (176)         128
        Income taxes                                          349      (2,026)      (1,043)
        Accounts payable                                     (612)        274       (1,537)
        Accrued expenses                                      213        (274)        (659)
                                                          ------------------------------------
 Net cash provided from (used by) operating activities      6,985      (2,042)       1,011

 Investing activities
 Additions to property, plant, and equipment               (3,387)     (2,293)      (1,001)
 Proceeds from sale of equipment                               90           -          325
 Proceeds from sale of stock investments                        -           -          305
 Acquisition of Versaform, net of cash acquired                 -     (10,458)           -
 Acquisition of Stretch Forming Corporation                     -        (825)           -
 Acquisition of Southern Stretch Forming and Fabrication        -        (115)           -
 Acquisition of Tempco, net of cash acquired              (14,908)       (300)           -
                                                          ------------------------------------
 Net cash used by investing activities                    (18,205)    (13,991)        (371)

 Financing activities
 Proceeds from issuance of long-term debt                  14,250      11,000            -
 Principal payments on long-term debt                        (715)     (2,918)      (3,812)
 Proceeds from equipment notes payable                      1,027           -
 Payment on notes payable                                       -           -         (867)
 Net advances on revolver                                       -       4,417        3,267
 Treasury stock transactions, net                            (380)         (7)           -
 Proceeds from exercise of stock options                        7          95            -
                                                          ------------------------------------
 Net cash provided from (used by) financing activities     14,189      12,587       (1,412)

 Effect of exchange rate changes on cash                       -          (17)          31
                                                          ------------------------------------
 Net increase (decrease) in cash and cash equivalents       2,969      (3,463)        (741)
 Cash and cash equivalents, beginning of year               1,676       4,645        1,182
                                                          ------------------------------------
 Cash and cash equivalents, end of year                   $ 4,645     $ 1,182       $  441
                                                          ====================================

 Supplemental Disclosures of Cash Flow Information
 Interest paid                                            $   798     $ 1,469      $ 1,659
 Income taxes paid (refunded), net                        $ 1,294     $   649      $(1,331)

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

                                                    2001       2002        2003
                                                 ---------- ----------- -----------

 Net income (loss) as reported                    $ 2,966    $(8,304)    $(3,981)
    Less:  Total stock based employee
    compensation expense determined under
    fair value based method, net of tax effect       (225)      (208)       (129)
                                                 ---------- ----------- -----------
    Pro forma net income (loss)                   $ 2,741    $(8,512)    $(4,110)
 Net income per common share
    As reported                                     $ .37     $(1.03)     $( .49)
    Pro forma net income (loss)                     $ .34     $(1.05)     $( .50)
 Net income per common share
    Assuming dilution:
    As reported                                     $ .36     $(1.03)     $( .49)
    Pro forma                                       $ .34     $(1.05)     $( .50)

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

In April 2003, FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative instruments and Hedging Activities ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts and hedging relationships entered into or modified after June 30, 2003. The Company adopted the provisions of SFAS No. 149 effective June 30, 2003 and such adoption did not have a material impact on its consolidated financial statements since the Company has not entered into any derivative or hedging transactions.

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

In November 2003, FASB issued FASB Staff Position No. 150-3, which deferred the effective dates for applying certain provisions of SFAS No. 150 related to mandatorily redeemable financial instruments of certain non-public entities and certain mandatorily redeemable non-controlling interests for public and non-public companies. For public entities SFAS No.150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. For mandatorily redeemable non-controlling interest that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS No. 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS No. 150 are deferred indefinitely. The measurement provisions of SFAS No. 150 are also deferred indefinitely for other mandatorily redeemable non-controlling interests that were issued before November 4, 2003. For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period.


On December 17, 2003, the Staff of the SEC issued Staff Accounting Bulletin No. 104 ("SAB No. 104"), Revenue Recognition, which supersedes SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 104's primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB No. 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB No.101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB No. 104. While the wording of SAB No. 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No.
104. The adoption of SAB No. 104 did not materially affect the Company's revenue recognition policies, nor the results of operations, financial position or cash flows.




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
                                            ===================================

Includes reserves for obsolete and slow moving inventory of $407 and $2,173; and a reserve for lower of cost or market of $1,958 and $647 for 2002 and 2003, respectively.



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
                                        ======== ========

8. Long-Term Debt and Revolving Line of Credit

Long-term debt consists of the following:

                                                          December 31
                                                      2002            2003
                                                   -----------------------------

Term Loans:
    Tempco                                          $ 11,705      $  9,670
    Versaform                                         10,738         9,167
Revolving Line of Credit                               4,417         7,684
Note payable to Director, principal and
  interest payable monthly at 7%                       1,003           614
Notes payable, principal and interested
  payable monthly, at fixed rates, ranging from
  6.99% to 10.0%                                       1,212           679
Capital lease obligations                                162            11
                                                   -----------------------------
                                                    $ 29,237      $ 27,825
Less current installments                              4,616         6,069
                                                   -----------------------------
  Total                                             $ 24,621      $ 21,756
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

In addition, under the terms of the Thirteenth Amendment to Loan Agreement:

     o The maximum principal amount of the Revolving Credit Loan was increased from approximately $9,088 to $9,700 through September 30, 2004, subject to a borrowing base calculation and further subject to a newly established inventory reserve requirement and a more restrictive requirement for eligible receivables, which, notwithstanding the increased borrowing maximum amount provided by the Thirteenth Amendment, could reduce the amount of borrowing availability under the Revolving Credit Loan.


     o The interest rate on the Revolving Credit Loan was changed from LIBOR plus 2.50% to Union Planters' prime rate plus 1%. Moreover, if the Company has not executed and delivered a letter of intent regarding
          (i) the sale of the stock or of all or substantially all of the assets of certain of its subsidiaries, and/or (ii) the procurement by the Company of debt financing providing the Company with sufficient funds to repay in full the Company's obligations to Union Planters ("Letter of Intent") on or before June 30, 2004, the interest rate on the Revolving Credit Loan will be increased to prime plus 1.5%, and further increased to prime plus 2.00% if the Company has not paid all of its obligations to Union Planters in full on or before September 30, 2004. The interest rate on Term Loan A provided under the Loan Agreement, which, as of March 30, 2004, had a total outstanding principal balance of approximately $9,161, was changed from LIBOR plus 3%, subject to a floor of 7% and a ceiling of 8.5%, to Union Planters' prime rate plus 2%, subject to a floor of 7%. The interest rate on Term Loan B provided under the Loan Agreement, which, as of March 30, 2004, had a total outstanding principal balance of approximately $8,774, was changed from LIBOR plus 3% to Union Planters' prime rate plus 2%. Moreover, if the Company has not executed and delivered a Letter of Intent on or before June 30, 2004, the interest rate on Term Loans A and B will be increased to Union Planters' prime plus 2.5% and further increased to Union Planters' prime plus 3% if the Company has not paid all of its obligations to the Buyer in full on or before September 30, 2004.


     o If, by June 30, 2004, the Company does not enter into one or more Letters of Intent, a fee of $125 will be payable on the earliest of March 31, 2005, the date the Company repays all of its obligations to Union Planters or the date on which Union Planters accelerates all of the Company's obligations.


     o If the Company fails to pay all of its obligations in full to Union Planters by September 30, 2004, a fee of $350 will be payable to Union Planters ($100 on October 1, 2004 and $250 on the earliest of March 31, 2005, the date the Company repays all of its obligations to Union Planters or the date on which Union Planters accelerates all of the Company's obligations).


     o If the Company fails to pay all of its obligations in full to Union Planters by December 30, 2004, a fee of $200 will be payable to Union Planters ($100 on December 31, 2004 and $100 on the earliest of March 31, 2005, the date the Company repays all of its obligations to Union Planters or the date on which Union Planters accelerates all of the Company's obligations).


Thus, increased interest rates and additional fees will apply during the remaining term of the Loan Agreement (through March 31, 2005) if the indebtedness under the Loan Agreement is not repaid in full through alternative financing and/or sales of assets by certain prescribed dates. The Company has engaged Lincoln Partners LLC, a Chicago, Illinois based investment banking firm, to assist in these efforts.

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

12. Income Taxes

The temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax assets and liabilities are as follows:

                                                 2002          2003
                                             -------------------------

Deferred tax assets:
   Accrued vacation                          $    295        $   264
   Inventory                                      828          1,122
   State tax credits                              129            129
   Goodwill                                       466            314
   Net operating loss carry forward                 -            288
                                             --------------------------
   Other                                          138             89
                                             --------------------------
 Total deferred tax assets                      1,856           2,206


 Deferred tax liabilities:
    Depreciation                               (2,399)         (2,206)
    Other                                          (7)              -
                                             ---------------------------
 Total deferred tax liabilities                (2,406)         (2,206)
                                             ---------------------------
 Net deferred tax liability                  $   (550)        $     -
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
                                            ==================================


The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense attributable to income before cumulative effect of change in accounting principle is as follows:

                                                   2001      2002       2003
                                                 -------------------------------

 Federal taxes (benefit)                         $ 1,608   $ (2,683)  $ (2,173)
 State and local taxes, net of federal benefit       140        (74)      (224)
 Non-deductible goodwill                               -      1,758        124
 Valuation allowance for capital loss on               -        241       (114)
     available for sale securities
 Other                                                16         67        (24)
                                                 -------------------------------
 Provision (benefit) for income taxes            $ 1,764   $   (691)  $ (2,411)
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

15. Business Segment Information (continued)


                                                 December 31
                                        ---------------------------------
                                           2001       2002      2003
                                        ---------------------------------
Net sales:
   Sheet Metal                           $60,552    $61,397   $61,969
   Machining and Technology               10,271     19,952    13,886
                                        ---------------------------------
                                         $70,823    $81,349   $75,855
                                        =================================
Income (loss) before income taxes:
    Sheet Metal                           $4,353   $(10,465)  $(6,354)
    Machining and Technology                 377      2,574       (38)
                                        ---------------------------------
                                          $4,730    $(7,891)  $(6,392)
                                        =================================
Interest Expense:
    Sheet Metal                              $64       $591      $885
    Machining and Technology                 779        904       760
                                        ---------------------------------
                                            $843     $1,495    $1,645
                                        =================================
Capital expenditures:
    Sheet Metal                           $2,615     $1,496      $771
    Machining and Technology                 123        277        83
    Corporate                                649        520       147
                                        ---------------------------------
                                          $3,387     $2,293    $1,001
                                        =================================
Depreciation and amortization:
    Sheet Metal                           $3,665     $4,062    $4,399
    Machining and Technology                 543        371       394
                                        ---------------------------------
                                          $4,208     $4,433    $4,793
                                        =================================

                                                 As of December 31
                                        ---------------------------------
Goodwill:                                  2001       2002      2003
                                        ---------------------------------
    Sheet Metal                           $1,767     $    -    $    -
    Machining and Technology               5,653      5,653     5,653
                                        ---------------------------------
                                          $7,420     $5,653    $5,653
                                        =================================

Total Assets:
    Sheet Metal                          $44,770    $56,690   $49,896
    Machining and Technology              15,942     16,319    15,016
    Corporate                              7,290      4,856     5,607
                                        ---------------------------------
                                         $68,002    $77,865   $70,519
                                        =================================

                               LMI Aerospace, Inc.
            Notes to Consolidated Financial Statements - (Continued)
         (Dollar amounts in thousands, except share and per share data)
                                December 31, 2003

16. Restructuring Charges

The Company adopted SFAS No. 146, Accounting for Costs Associated with Exit and Disposal Activities, in 2003. SFAS No. 146 requires companies to recognize costs associated with exit and disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Costs covered include lease termination, costs to consolidate facilities and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity,

On July 23, 2003, the Company announced the details of a restructuring plan to reduce operating expenses and increase efficiencies at its St. Charles, Missouri location which included a reduction of work force of approximately 60 people, the exit of two leased facilities, and relocation of a significant amount of its manufacturing equipment. In December 2003, the Company announced an additional restructuring program at the Wichita, Kansas plant, including a staged reduction in workforce of approximately 60 employees, and the sale of an LMI-owned building and excess equipment. The Wichita restructuring program is scheduled to occur over a five month period during which the Company plans to transfer from its Wichita facility all extrusion stretch work to its Auburn, Washington and Vista, California locations and its milling work packages to its Tulsa, Oklahoma and Auburn, Washington facilities and plans to transfer its high pressure forming work currently produced in Auburn to the Wichita, Kansas plant. Employee severance costs for the Wichita plant restructuring will be paid upon completion of service term in 2004 and, therefore were not accrued in 2003 per SFAS No.
146. The costs of these restructuring plans as of December 31, 2003 were $527 incurred as follows: $348 for moving and relocation, $118 for consulting services, and $61 for severance costs. The Company expects to incur restructuring costs for both of these programs of $434 in the first quarter of 2004 and $910 for the total year ended December 31, 2004. Total cumulative costs for both programs over both years are estimated at $1,437. All restructuring costs are attributable to the Sheet Metal Segment and are classified as Selling, General and Administrative expenses.

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

                              LMI Aerospace, Inc.
                Schedule II - Valuation and Qualifying Accounts
                          (Dollar amounts in thousands)
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

In connection with its 2003 year-end audit, our independent certified public accountant has identified a material weakness relating to our internal controls and procedures. While we are in the process of implementing a more effective system of controls and procedures, we have instituted controls, procedures and other changes to ensure that information required to be disclosed in this annual report on Form 10-K has been recorded, processed, summarized and reported accurately.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Charles and State of Missouri on the 6th day of May, 2004.

                                      LMI AEROSPACE, INC.


                                      By: /s/ Ronald S. Saks
                                         --------------------------------------
                                         Ronald S. Saks
                                         President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 6th day of May, 2004.


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

14.1    Code of Business Conduct and Ethics (filed herewith).

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