Form 10-Q
period 2004-03-31
LMI AEROSPACE INC
filed 2004-05-17
CIK 1059562

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2004.


|_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to .

Commission file number: 000-24293

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                              ---

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X
                                                        ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Number of shares outstanding
    Title of class of common stock               as of May 14, 2004.
    ------------------------------           ----------------------------

 Common Stock, par value $.02 per share              8,181,786

                               LMI AEROSPACE, INC.
                               -------------------

                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE FISCAL QUARTER ENDING MARCH 31, 2004

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

     Condensed Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003.

     Condensed Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003.

     Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003.

     Notes to Unaudited Condensed Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Item 4.  Controls and Procedures.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Item 6.  Exhibits and Reports on Form 8-K.


SIGNATURE PAGE

EXHIBIT INDEX

                               LMI Aerospace, Inc.
                           Consolidated Balance Sheets
             (Amounts in thousands, except share and per share data)

                                                                      (Unaudited)
                                                                       March 31,          December 31,
                                                                          2004                2003
                                                                  -----------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                          $      298            $    441
   Trade accounts receivable, net of allowance                             9,640               9,158
     of $250 in March 2004 and $245 in December 2003
   Inventories                                                            24,136              24,159
   Prepaid expenses                                                          812                 787
   Deferred income taxes                                                   2,206               2,206
   Income taxes receivable                                                 1,922               1,933
                                                                  -----------------------------------------
Total current assets                                                      39,014              38,684

Property, plant and equipment, net                                        21,476              22,248
   Goodwill                                                                5,653               5,653
   Customer intangible assets, net                                         3,696               3,792
   Other assets                                                              252                 142
                                                                  -----------------------------------------
Total Assets                                                            $ 70,091            $ 70,519
                                                                  =========================================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                    $   5,444            $  4,570
   Accrued expenses                                                        2,073               2,126
   Current installments of long-term debt and capital lease
     obligations                                                          20,463               6,069
                                                                  -----------------------------------------
Total current liabilities                                                 27,980              12,765

Long-term debt and capital lease obligations, less current
   installments                                                            7,635              21,756
Deferred income taxes                                                      2,206               2,206
                                                                  -----------------------------------------
Total long-term liabilities                                                9,841              23,962

Stockholders' equity:
   Common stock of $.02 par value per share; authorized
     28,000,000 shares; issued 8,736,427 shares in both
     periods                                                                 175                 175
   Preferred stock; authorized 2,000,000 shares; none issued in
     both periods                                                              -                   -
   Additional paid-in capital                                             26,171              26,171
   Treasury stock, at cost, 554,641 shares in both periods                (2,632)             (2,632)
   Accumulated other comprehensive income (loss)                              17                  20
   Retained earnings                                                       8,539              10,058
                                                                  -----------------------------------------
Total stockholders' equity                                                32,270              33,792
                                                                  -----------------------------------------
Total liabilities and stockholders' equity                              $ 70,091           $  70,519
                                                                  =========================================

See accompanying notes.

                               LMI Aerospace, Inc.
                      Consolidated Statements of Operations
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                     For the Three Months Ended
                                                              March 31,
                                                     2004              2003
                                                   -----------------------------
Net sales                                           $  18,540         $  20,842
Cost of sales                                          15,869            18,623
                                                   ------------------------------
Gross profit                                            2,671             2,219

Selling, general and administrative expenses            3,216             3,310
Restructuring charges                                     529                 -
                                                   -----------------------------
   Loss from operations                                (1,074)           (1,091)

Other income (expense):
    Interest expense                                     (445)             (440)
    Other, net                                              -                 -
                                                   -----------------------------
Loss before income taxes                               (1,519)           (1,531)

Provision for (benefit of) income taxes                     -              (574)
                                                   -----------------------------
Net loss                                           $   (1,519)         $   (957)
                                                   =============================

Amounts per common share basic and dilutive:
   Net loss per common share                         $  (0.19)        $   (0.12)
                                                   =============================

Weighted average common shares outstanding          8,181,786         8,181,786
                                                   =============================

See accompanying notes.

                               LMI Aerospace, Inc.
                      Consolidated Statements of Cash Flow
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                               For the Three Months Ended March 31,
                                                                   2004                     2003
                                                           -------------------------------------------------
Operating activities:
Net loss                                                        $  (1,519)                 $  (957)
Adjustments to reconcile net loss to
   net cash provided by (used by) operating activities:
     Depreciation and amortization                                  1,163                    1,219
     Changes in operating assets and liabilities:
         Trade accounts receivable                                   (482)                    (210)
         Inventories                                                   23                   (1,016)
         Prepaid expenses and other assets                           (140)                    (326)
         Income taxes                                                   7                     (611)
         Accounts payable                                             874                       60
         Accrued expenses                                             (49)                     125
                                                           -------------------------------------------------
Net cash provided by (used by) operating activities                  (123)                  (1,716)

Investing activities:
Additions to property, plant and equipment                           (290)                    (416)
Proceeds from sale of equipment                                         -                      301
                                                           ------------------------------------------------
Net cash provided by (used by) investing activities                  (290)                    (115)

Financing activities:
Net borrowings on revolving line of credit                          1,357                    2,583
Principal payments on long-term debt                               (1,084)                  (1,338)
                                                           ------------------------------------------------
Net cash provided by (used by) financing activities                   273                    1,245

Effect of exchange rate changes on cash                                (3)                       -
                                                           -------------------------------------------------
Net decrease in cash and cash equivalents                            (143)                    (586)
Cash and cash equivalents, beginning of year                          441                    1,182
                                                           -------------------------------------------------
Cash and cash equivalents, end of quarter                        $    298                  $   596
                                                           =================================================

Supplemental disclosures of cash flow information
Interest paid                                                      $  447                   $  416
Income taxes paid (refunded), net                                  $  (11)                $      5

See accompanying notes.

                               LMI Aerospace, Inc.
                   Notes to Consolidated Financial Statements
         (Dollar amounts in thousands, except share and per share data)
                                   (Unaudited)
                                 March 31, 2004


1. Accounting Policies

Description of Business

LMI Aerospace, Inc. (the "Company") fabricates, machines and integrates formed, close tolerance aluminum and specialty alloy components for use by the aerospace and laser equipment industries. The Company is a Missouri corporation with headquarters in St. Charles, Missouri. The Company maintains facilities in St. Charles, Missouri; Auburn, Washington; Tulsa, Oklahoma; Wichita, Kansas; Irving, Texas; Sun Valley and Oceanside, California; Pooler, Georgia; and Langley, British Columbia.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.

The Company's losses from operations in recent years together with its inability to meet certain covenants under its loan agreement have raised substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is ultimately dependent on its ability to improve operating performance such that it can operate profitably, sustain positive operating cash flows and support its required financial covenants with its primary lender. Management is currently seeking alternative financing arrangements and pursuing the sale of certain assets to replace its current lender and secure additional funds. However, there is no assurance that the Company will be successful in improving its operating results, obtaining alternative financing or consummating the sale of assets. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The accompanying unaudited consolidated financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, although the report of our independent accountant as of and for the year ended December 31, 2003 expresses substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Operating Results and Management's Plan

In response to the substantial doubt about the Company's ability to continue as a going concern, management has reduced the Company's cost structure, improved the Company's processes and systems and implemented strict controls over capital spending. Management believes these activities will continue to improve the Company's result of operations, cash flow from operations and its future prospects. As a result of all the factors cited, management of the Company believes that the Company should be able to sustain its operations and continue as a going concern. However, the ultimate outcome of this uncertainty cannot be presently determined. Accordingly, there remains doubt as to whether the Company will be able to continue as a going concern.

As discussed in the Company's Annual Report on Form 10-K, the Company has undertaken a plan to reduce operating expenses, increase efficiencies and align its cost structure with current levels of demand for its products. On July 23, 2003, as outlined in Note 7 of the Consolidated Financial Statements included as part of this Quarterly Report on Form 10-Q, the Company announced the details of a restructuring plan for its St. Charles operations which includes the rationalization of the work force and the closure of two of the four St. Charles facilities. In addition, in December 2003, the Company announced an additional restructuring program at its Wichita facility which included the reduction of workforce and the sale of an LMI owned building and excess equipment.

On March 30, 2004, the Company and Union Planters Bank N.A. ("Union Planters") entered into a Thirteenth Amendment to Loan Agreement ("Thirteenth Amendment"), amending the Loan Agreement dated as of August 15, 1996 (the "Loan Agreement") between Leonard's Metal, Inc., the predecessor in interest to the Company, and Magna Bank, National Association, the predecessor in interest to Union Planters. The primary purposes of the Thirteenth Amendment were to (a) extend the maturity of the Company's Revolving Line of Credit provided under the Loan Agreement ("Revolving Credit Loan") from March 31, 2004 to March 31, 2005, and (b) waive a default arising under the Loan Agreement providing for the maintenance of a minimum consolidated EBITDA amount (the "EBITDA Covenant") for the period ended December 31, 2003. The Thirteenth Amendment contemplates the full repayment of all indebtedness under the Loan Agreement by March 31, 2005 through the sale of one or more businesses of the Company and/or the procurement of alternative financing.

Please see Note 4 of the Consolidated Financial Statements included as part of this Quarterly Report on Form 10-Q for more detailed information relating to the Company's debt and the Thirteenth Amendment.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and provides the pro forma disclosures required by Statements of Financial Accounting Standards No. ("SFAS") 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. No stock-based employee compensation expense is recognized in the statement of operations, as all options granted had an exercise price equal to the fair value of the underlying common stock on the date of grant. Had the Company determined compensation cost based on the fair value of the underlying common stock at the grant date under SFAS No. 123, net income and earnings per share amounts would have been as follows:

                                                     Three Months Ended
                                                          March 31,
                                                     2004          2003
                                                 ---------------------------
Net loss                                          $ (1,519)     $  (957)
   Total stock-based employee compensation
     expense determined under fair value based
     method, net of tax effect                        (25)         (28)
                                                 ---------------------------
   Pro forma net loss                             $ (1,544)     $  (985)
                                                 ===========================

Net loss per common share - basic and assuming
   dilution
   As reported                                    $  (0.19)     $  (0.12)
   Pro forma                                      $  (0.19)     $  (0.12)

2.  Inventories

Inventories consist of the following:

                                                  March 31,        December 31,
                                                    2004              2003
                                               --------------    ---------------
        Gross inventory
             Raw materials                        $ 3,789             $ 3,877
             Work in progress                       6,851               6,238
             Finished goods                        16,285              16,864
                                               --------------    ---------------
        Total gross inventory                      26,925              26,979


        Reserves

             Lower cost or market                   (562)               (647)
             Obsolescence & slow moving           (2,227)             (2,173)
                                               -------------     ---------------
        Total reserves                            (2,789)             (2,820)

                                               -------------     ---------------
        Net inventory                            $ 24,136            $ 24,159
                                               =============     ===============

The Company performed an in-depth analysis of inventory obsolescence and slow moving products at the end of the fourth quarter of 2003. This analysis was based on the current markets for the Company's products and the change in the buying patterns of the Company's major customers. The result of this analysis was the recording in the fourth quarter of 2003 of an additional obsolescence reserve of $1,421. The Company's reserve for obsolescence and slow moving products totaled $2,227 at March 31, 2004 and $2,173 at December 31, 2003.

In the fourth quarter of 2002, the Company established a lower of cost or market (LOCOM) reserve to accrue losses on components which had inadequate pricing, high levels of scrap and high amounts of inefficient labor; on March 31, 2004 and December 31, 2003, this reserve was at $562 and $647, respectively.

The total for both the reserve for obsolescence and slow moving products and the reserve for LOCOM was $2,789 and $2,820 for March 31, 2004 and December 31, 2003, respectively.

3.  Goodwill and Intangibles

As required by SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), the Company performs an annual goodwill impairment test on a reporting segment basis. A fair value approach is utilized by management regarding projected cash flows and other factors to determine the fair value of the respective assets. If required, an impairment charge is recognized for the amount by which the carrying amount of goodwill exceeds its fair value.

In the fourth quarter of 2003, the Company performed the required annual impairment test under SFAS No. 142 and concluded that the remaining goodwill balance, which relates to the Machining and Technology segment only, was not further impaired. The remaining goodwill was $5,653 at March 31, 2004 and December 31, 2003.

Customer Related Intangibles

The carrying amount of customer related intangibles at March 31, 2004 and December 31, 2003 were as follows:

                                                     Gross         Accumulated            Useful
                                                    Amount        Amortization              Life
                                            --------------- ------------------- -----------------
Versaform                                           $3,975                $398          15 years
Stretch Forming Corp.                                  329                 210         3.5 years
                                            --------------- -------------------
         March 31, 2004                             $4,304                $608
                                            =============== ===================

Versaform                                           $3,975                $332
Stretch Forming Corp.                                  329                 180
                                            --------------- -------------------
         December 31, 2003                          $4,304                $512
                                            =============== ===================

Customer related intangibles amortization expense was $96 for both quarters ended March 31, 2004 and March 31, 2003.

4.  Long-Term Debt and Revolving Line of Credit

Long-term debt and revolving line of credit consists of the following:

                                                                       March 31,      December 31
                                                                         2004             2003
                                                                  ----------------------------------
  Term Loans:
    Tempco                                                             $  9,161        $  9,670
    Versaform                                                             8,774           9,167
  Revolving line of credit                                                9,041           7,684
  Note payable to Director, principal and interest payable
     monthly at 7%                                                          505             614
  Notes payable, principal and interest payable monthly, at
     fixed rates, ranging from 6.99% to 10.00%                              617             679
  Capital lease obligations                                                   0              11
                                                                  ----------------------------------
                                                                         28,098          27,825
  Less current installments                                              20,463           6,069
                                                                  ----------------------------------
         Total Debt                                                    $  7,635       $  21,756
                                                                  ==================================

The Loan Agreement with Union Planters consists of the Revolving Credit Loan, a term loan to finance the purchase of Tempco ("Tempco Term Loan") and a term loan to finance the purchase of Versaform ("Versaform Term Loan"). The Loan Agreement is secured by all the domestic assets of the Company and requires compliance with certain non-financial and financial covenants, including minimum levels of tangible net worth and the EBITDA Covenant.

On January 5, 2004 the Company's extended its Loan Agreement to March 31, 2004, received a waiver for certain non-financial covenants, and agreed to a fee of $75. Subsequently, on March 30, 2004, the Company and Union Planters entered into the Thirteenth Amendment. The primary purposes of the Thirteenth Amendment were to (a) extend the maturity of the Company's Revolving Credit Loan from March 31, 2004 to March 31, 2005 and (b) waive a default arising under the EBITDA Covenant for the period ended December 31, 2003.

In addition, under the terms of the Thirteenth Amendment:

     o The maximum principal amount of the Revolving Credit Loan was increased from approximately $9,088 to $9,700 through September 30, 2004, subject to a borrowing base calculation and further subject to a newly established inventory reserve requirement and a more restrictive requirement for eligible receivables, which, notwithstanding the increased borrowing maximum amount provided by the Thirteenth Amendment, could reduce the amount of borrowing available under the Revolving Credit Loan.

     o The interest rate on the Revolving Credit Loan was changed from LIBOR plus 2.5% to Union Planters' prime rate plus 1.0%. (The prime rate was 4.0% at March 31, 2004.) Moreover, if the Company has not executed and delivered a letter of intent regarding (i) the sale of the stock or of all or substantially all of the assets of certain of its subsidiaries, and/or (ii) the procurement by the Company of debt financing providing the Company with sufficient funds to repay in full the Company's obligations to Union Planters ("Letter of Intent") on or before June 30, 2004, the interest rate on the Revolving Credit Loan will be increased to prime plus 1.5% and further increased to prime plus 2.0% if the Company has not paid all of its obligations to Union Planters in full on or before September 30, 2004. The interest rate on the Tempco Term Loan provided under the Loan Agreement, which, as of March 30, 2004, had a total outstanding principal balance of approximately $9,161, was changed from LIBOR plus 3.0%, subject to a floor of 7.0% and a ceiling of 8.5%, to Union Planters' prime rate plus 2.0%, subject to a floor of 7.0%. The interest rate on the Versaform Term Loan provided under the Loan Agreement, which, as of March 30, 2004, had a total outstanding principal balance of approximately $8,774, was changed from LIBOR plus 3.0% to Union Planters' prime rate plus 2.0%. Moreover, if the Company has not executed and delivered a Letter of Intent on or before June 30, 2004, the interest rate on Term Loans A and B will be increased to Union Planters' prime plus 2.5% and further increased to Union Planters' prime plus 3.0% if the Company has not paid all of its obligations to the Buyer in full on or before September 30, 2004.

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

At December 31, 2003, the Company's Revolving Credit Loan allowed for a $9,088 line of credit, subject to a borrowing base calculation, to fund various corporate needs. Interest was payable monthly based on a ninety day LIBOR plus 2.25% and was 3.67% at December 31, 2003. The Company had $7,684 outstanding on this line at December 31, 2003. This facility was amended in January 2004 to extend maturities to March 31, 2004 and included an increase in interest to LIBOR plus 2.5%. On March 30, 2004, the Company further amended the Loan Agreement to extend the Revolving Credit Loan maturity to March 31, 2005 and establish the Revolving Credit Loan line at $9,700 until September 30, 2004, and $9,000 thereafter, each subject to a borrowing base. The Revolving Credit Loan interest was amended to prime plus 1.0% with possible adjustments as described above. This increase was due to the net loss in the first quarter of 2004. The Company's revolving credit line at March 31, 2004 was at $9,041, with an additional line capacity of $659. The credit facility prohibits the payment of cash dividends on common stock without the prior written consent of Union Planters.

The Company borrowed $14,250 (Tempco Term Loan) on April 2, 2001 to finance the Tempco acquisition. The Tempco Term Loan required monthly principal and interest payments over three years using a seven year amortization and bearing interest at ninety day LIBOR plus 3.0%, subject to a cap of 8.5% and a floor of 7.0%. On March 30, 2004 the Company amended this note establishing a maturity of March 31, 2005 and interest at prime plus 2.0% with possible adjustments as described above. The interest rate was 7.0% at March 31, 2004 and December 31, 2003.

The Versaform Term Loan was issued for $11,000 on May 15, 2002. The Versaform Term Loan required monthly principal and interest payments over three years using a seven year amortization and bears interest at the ninety day LIBOR plus 3.0%. The interest rate was 6.0% at March 31, 2004 and 4.2% at December 31, 2003. On March 30, 2004 the Company amended this note increasing interest to prime plus 2.0% with possible adjustments as described above. The March 30, 2004 amendment did not change the original maturity of October 15, 2005 as stated in the Versaform Term Loan agreement.

The Company entered into a note payable for $1,300 with the prior owner of Versaform in connection with the acquisition. The prior owner has since become a member of the board of directors of the Company. This note is payable monthly over three years and bears interest at 7.0%. This note is secured by 65% of the stock of the Company's Canadian subsidiary.

The Company entered into other various notes payable for the purchase of certain equipment. The notes are payable in monthly installments including interest ranging from 6.99% - 10.0% through November 2006. The notes payable are secured by equipment.

5. Business Segment Information

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

The accounting policies of the segments are the same as those described in Note 1 of the Consolidated Financial Statements included as part of this Quarterly Report on Form 10-Q. Sales between segments are insignificant. Corporate assets, liabilities, and expenses related to the Company's corporate offices are allocated to the segments, except for income taxes. The table below presents information about reported segments on the basis used internally to evaluate segment performance:

                                                              Three Months Ended
                                                                  March 31,
                                                             2004             2003
                                                      ----------------------------------
Net sales:

   Sheet Metal                                           $   14,750         $   17,164
   Machining and Technology                                   3,790              3,678
                                                      ----------------------------------
                                                         $   18,540         $   20,842
                                                      ==================================
Income (loss) before interest and income taxes:

    Sheet Metal                                          $   (1,478)        $   (1,273)
    Machining and Technology                                    404                182
                                                      ----------------------------------
                                                         $   (1,074)        $   (1,091)
                                                      ==================================

Interest expense:

    Sheet Metal                                              $  112             $  158
    Machining and Technology                                    167                207
    Corporate                                                   166                 75
                                                      ---------------------------------
                                                             $  445             $  440
                                                      =================================

Depreciation and amortization:

    Sheet Metal                                             $   884           $  1,013
    Machining and Technology                                     99                 97
    Corporate                                                   180                109
                                                      ---------------------------------
                                                            $ 1,163           $  1,219
                                                      =================================

Capital expenditures:

    Sheet Metal                                              $  267             $  317
    Machining and Technology                                      9                 26
    Corporate                                                    14                 73
                                                      ---------------------------------
                                                             $  290             $  416
                                                      =================================

                                                           March 31,        December 31,
                                                             2004              2003
                                                      ----------------------------------

Goodwill:

    Sheet Metal                                            $      -           $      -
    Machining and Technology                                  5,653              5,653
    Corporate                                                     -                  -
                                                      ---------------------------------
                                                           $  5,653           $  5,653
                                                      =================================

Total Assets:

    Sheet Metal                                            $ 49,244           $ 49,896
    Machining and Technology                                 15,444             15,016
    Corporate                                                 5,403              5,607
                                                      ---------------------------------
                                                           $ 70,091           $ 70,519

6. Comprehensive Loss

Comprehensive loss includes adjustments to net loss for the change in foreign currency translations as follows:

                                                                Three Months Ended
                                                                    March 31,
                                                                 2004             2003
                                                      ----------------------------------
Net loss                                                 $   (1,519)        $   (957)

Other comprehensive income (loss):

       Foreign currency translation adjustments                  (3)              31
                                                      ----------------------------------
Comprehensive loss                                       $   (1,522)        $   (926)
                                                      ==================================

7. Restructuring Charges

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

On July 23, 2003, the Company announced the details of a restructuring plan to reduce operating expenses and increase efficiencies at its St. Charles, Missouri location which included a reduction of work force of approximately 30 people, the exit of two leased facilities and relocation of a significant amount of its manufacturing equipment. In December 2003, the Company announced an additional restructuring program at the Wichita, Kansas plant, including a staged reduction in workforce of approximately 60 employees, and the sale of a Company-owned building and excess equipment. The Wichita restructuring program is scheduled to occur over a five month period during which the Company plans to transfer from its Wichita facility all extrusion stretch work to its Auburn, Washington and Vista, California locations and its milling work packages to its Tulsa, Oklahoma and Auburn, Washington facilities and plans to transfer its high pressure forming work currently produced in Auburn to the Wichita, Kansas plant. Employee severance costs for the Wichita plant restructuring will be paid upon completion of service term in 2004 and, therefore, were not accrued in 2003 per SFAS No.
146. The costs incurred for these restructuring plans as of March 31, 2004 were $529, incurred as follows: $394 for moving and relocation and $135 for severance costs. The Company expects to incur total restructuring costs for both of these programs of $910 for the year ending December 31, 2004. All restructuring costs are attributable to the Sheet Metal Segment and are classified as a separate component of Selling, General and Administrative expenses.

8.  Income Taxes

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

The Company currently has significant deferred tax assets, which are subject to periodic recoverability assessments. Pursuant to FASB 109, and due to the uncertainty of future taxable income, the Company has recorded a deferred tax asset and corresponding valuation reserve allowance relating to the Company's loss in the first quarter of 2004.

As of March 31, 2004, the Company had a deferred tax asset of $2,206 and an offsetting deferred tax liability of $2,206.

Differences between the effective rate of taxes recorded and income taxes at the statutory rates are due to anticipated utilization of available net operating loss carryforwards.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. The Company makes forward-looking statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Quarterly Report on Form 10-Q, which represent the Company's expectations or beliefs about future events and financial performance. When used in this report, the words "expect," "believe," "anticipate," "goal," "plan," "intend," "estimate," "may," "will" or similar words are intended to identify forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, including those referred to in the "Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on April 15, 2004.

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

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions. (See Note 1 of the Consolidated Financial Statements included as part of this Quarterly Report on Form 10-Q). The Company believes that certain significant accounting policies have the potential to have a more significant impact on the financial statements either because of the significance of the financial statements to which they relate or because they involve a higher degree of judgment and complexity. A summary of such critical accounting policies can be found in the section entitled "Management's
Discussion and Analysis of Financial Condition and Results of Operation" contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

Historically, the Company's business was primarily dependent on the commercial aircraft market, with Boeing Company as the Company's principal customer. In order to diversify its products and customer base, the Company implemented an acquisition and marketing strategy in the late 1990's that has broadened the number of industries to which the Company sells its components, and, within the aerospace industry, diversified its customer base to reduce the Company's dependence on Boeing Company. The following table specifies the Company's sales by market as a percentage of total sales for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003:

      Market                                      1st Qtr         1st Qtr
                                                   2004             2003
                                                % of Total       % of Total
      ------------------------------------------------------------------------
        Commercial aircraft                          30.0  %           24.8  %
        Corporate and regional aircraft              26.8              29.4
        Military products                            23.2              21.2
        Technology products                          12.0              12.0
        Other (1)                                     8.0              12.6
                                            ----------------------------------
        Total                                       100.0  %          100.0  %
                                            ==================================

         (1) Includes commercial sheet metal and various aerospace products.

Beginning in 2001, the Company began an aggressive acquisition campaign that resulted in the consummation of four transactions through 2002. In April 2001, the Company acquired Tempco Engineering Inc. ("Tempco") and its affiliates, which expanded the Company's aerospace product line and introduced the Company to the technology industry. The Company acquired Versaform Corporation ("Versaform") and its affiliates on May 16, 2002, Stretch Forming Corporation ("SFC") on June 12, 2002 and Southern Stretch Forming and Fabrication, Inc. ("SSFF") on September 30, 2002. The Versaform acquisition significantly increased the Company's presence in the corporate and regional aircraft market while adding various military products to the Company's product line. The SFC acquisition further supplemented the Company's military product line. Finally, the Company's acquisition of SSFF increased the Company's business in the corporate and regional aircraft market.

Unlike the other acquisitions, Tempco operates and is managed as an autonomous unit. Accordingly, it is treated as a business segment separate from the Company's other businesses. The Tempco business, which sells machined components to both the aerospace and technology industries, is referred to in this discussion as the Machining and Technology segment and the Company's other businesses are referred to as the Sheet Metal segment.

The following table is a summary of the Company's operating results for the three months ended March 31, 2004 and March 31, 2003:

($ in millions)                        March 31, 2004                            March 31, 2003
                          ----------------------------------------    ------------------------------------------
                              Sheet     Machining &                      Sheet     Machining &           Total
                              Metal      Technology         Total        Metal      Technology
                          ----------------------------------------    ------------------------------------------
Net sales                     $14.7            $3.8         $18.5        $17.1            $3.7           $20.8
Cost of Sales                  12.9             2.9          15.8         15.5             3.1            18.6
                          ----------------------------------------    ------------------------------------------
Gross profit                    1.8              .9           2.7          1.6              .6             2.2
S, G & A                        2.8              .5           3.3          2.9              .4             3.3
Restructuring expenses           .5               0            .5            0               0               0
                          ----------------------------------------    ------------------------------------------
Income (loss) from
   operations               $ (1.5)            $ .4         $(1.1)      $(1.3)            $ .2           $(1.1)
                          ========================================    ==========================================

RESULTS OF OPERATIONS

Three months ended March 31, 2004 compared to March 31, 2003

Sheet Metal Segment
-------------------

Net Sales.
($ in millions)

                                        1st Qtr      % of         1st Qtr        % of
       Category                            2004      Total         2003         Total
       --------------------------------------------------------------------------------
       Commercial aircraft                $ 5.6       37.8  %       $ 5.2        30.4 %
       Military Products                    3.1       21.3            3.8        22.5
       Corporate and regional               5.0       33.7            6.7        39.3
       Other                                1.0        7.2            1.4         7.8
                                    ---------------------------------------------------
       Total                              $14.7      100.0  %       $17.1       100.0 %
                                    ===================================================

Net sales for the Sheet Metal segment were $14.7 million for the three months ended March 31, 2004, $2.4 million lower than net sales for the three months ended March 31, 2003. Corporate and Regional sales of $5.0 million for the first quarter of 2004 were $1.7 million lower than Corporate and Regional sales for the comparable period of the prior year primarily because of high Gulfstream shipments in 2003 generated by the customer's higher production rates. Military sales in the first quarter of 2004 were at $3.1 million, $0.7 million lower than military sales in the first quarter of 2003 due to reduced demand by Lockheed Martin Corporation for the F-16 program. Partly offsetting, were increased Commercial Aircraft sales of $5.6 million in the first quarter 2004, $0.4 million higher than Commercial Aircraft sales in the first quarter of the prior year, primarily reflecting increased Boeing Company volume in the 737 program.

Gross Profit. Gross profit for the quarter ended March 31, 2004 was $1.8 million (12.2% of net sales), an increase from $1.6 million (9.3% of net sales) for the quarter ended March 31, 2003. Gross profit increased primarily due to cost reduction and restructuring efforts during the second half of 2003 and the first quarter of 2004, at the Company's St. Charles, MO and Wichita, KS facilities.

The Company continues to encounter production difficulties on certain products for the C-130 for which it is preparing a claim to attempt to recover losses incurred and to re-price product for future deliveries. No benefit from any potential claim for the C-130 components has been accrued. The benefit of a claim, if any, will not be recorded until such time as the customer and the Company agree on a settlement. Additionally, scrap and other start-up costs are hindering performance on the B-52 refurbishment program.

Selling, General and Administrative Expenses ("SGA"). SGA expenses excluding restructuring charges, for the first quarter of 2004 were $2.8 million (19.0% of net sales), down from $2.9 million (16.7% of net sales) for the first quarter of 2003 due to reduced salaries, supplies and other expenses.

Restructuring Charges. During the first quarter of 2004, the Company continued its plans of reducing employment levels at its St. Charles and Wichita operations. During the first quarter, the Company incurred total restructuring charges of $0.5 million: severance costs of $0.1 million and moving and relocation costs of $0.4 million. The Company expects to spend a total of $0.9 million in the year 2004 to complete this restructuring.

Interest Expense. Interest expense for the first quarter of 2004 was $0.1 million, slightly lower than the $0.2 reported in the first quarter of the prior year.

Machining and Technology Segment
--------------------------------

Net Sales.
($ in millions)

                                  1st Qtr      % of      1st Qtr      % of
       Category                      2004     Total        2003      Total
       ------------------------------------------------------------------------
       Technology products           $2.2      57.9  %     $2.5       67.6  %
       Aerospace products             1.2      31.6          .7       18.9
       Other                           .4      10.5          .5       13.5
                               ------------------------------------------------
       Total                         $3.8     100.0  %     $3.7      100.0  %
                               ================================================

Net sales for the Machining and Technology segment were $3.8 million in the first quarter of 2004, up 2.7% from $3.7 million in the prior year's first quarter. Net sales of technology products were $2.2 million in the first quarter of 2004, down $0.3 million from the prior year's first quarter. This decline is primarily attributable to the decline in the demand for equipment used in the production of semiconductors. Favorably offsetting the lower technology products were higher aerospace products sales of $1.2 million in the first quarter of 2004, up from $0.7 million in the first quarter of 2003, reflecting increased defense spending.

Gross Profit. The gross profit for the segment was $0.9 million (23.7% of net sales) in the first quarter of 2004, an increase from $0.6 million (16.2% of net sales) in the first quarter of 2003. The increase in gross profit in the first quarter of 2004 was due to higher volume, favorable leverage of fixed costs and implemented cost containment programs.

Selling, General and Administrative Expenses. SGA expenses for the quarter ended March 31, 2004 were $0.5 million, slightly higher than the $0.4 reported in the first quarter of last year due to higher corporate expenses.

Interest Expense. Interest expense for the first quarter of 2004 was $0.2 million for the segment, unchanged from the prior year's first quarter.

Non-Segment Expenses
--------------------

Interest Expense. Interest expense not assigned to a segment is primarily the result of the Company's revolving credit agreement which is used to fund both segments' cash needs. Interest expense not assigned to a segment was $0.2 million in the first quarter of 2004 compared to $0.1 million in the first quarter of 2003.

Income Taxes. The Company did not record an income tax benefit in the first quarter of 2004, compared to a benefit of $0.6 million in the first quarter of 2003. In 2003, the Company had net operating loss carrybacks available which were fully utilized in 2003.

Liquidity and Capital Resources

During the three month period ended March 31, 2004, the Company incurred a net loss of $1.5 million. Primarily as a result of our continuing losses, inability to meet our covenants and lack of liquidity, our independent certified public accountants modified their opinion on the Company's December 31, 2003 Consolidated Financial Statement to contain a paragraph wherein they expressed a substantial doubt about our ability to continue as a going concern. The Company has taken steps to improve our current liquidity and provide the capital necessary to fund our plan for future growth. Our efforts to raise alternative capital are discussed below, and additional information is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

The Company's balance of cash and equivalents was $298,000 as of March 31, 2004 compared to a balance of $441,000 as of December 31, 2003. Cash flow used by operating activities for the first quarter of 2004 was $123,000, reflecting the Company's $1.8 million net loss and higher accounts receivable, which was only partly offset by non-cash depreciation and amortization and higher accounts payable. Cash used by investing activities was $290,000 in first quarter of 2004 and reflected capital expenditures. The Company's financing activities in 2004 provided $273,000, reflecting additional borrowings on the Company's revolving credit line, which were used to pay down long-term debt and notes payable and to support operations.

The Company's ratio of total debt to capitalization (debt plus stockholders equity) was 46.5% as of March 31, 2004 and 45.2% as of December 31, 2003. This increase was primarily due to the net loss in the first quarter of 2004. The Company's revolving credit line at March 31, 2004 was at $9,041,000, with an additional line capacity of $659,000.

In 2003, the Company's failure to meet certain financial covenants with its primary lender resulted in a renegotiation of its Loan Agreement on January 5, 2004 and again on March 30, 2004.

On March 30, 2004, the Company and Union Planters entered into the Thirteenth Amendment, amending the Loan Agreement. The primary purposes of the Thirteenth Amendment were to (a) extend the maturity of the Company's Revolving Credit Loan provided under the Loan Agreement from March 31, 2004 to March 31, 2005 and (b) waive a default arising under the Loan Agreement of the EBITDA Covenant for the period ended December 31, 2003.

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

     o The interest rate on the Revolving Credit Loan was changed from LIBOR plus 2.5% to Union Planters' prime rate plus 1.0%. Moreover, if the Company has not executed and delivered a Letter of Intent on or before June 30, 2004, the interest rate on the Revolving Credit Loan will be increased to prime plus 1.5%, and further increased to prime plus 2.0% if the Company has not paid all of its obligations to Union Planters in full on or before September 30, 2004. The interest rate on the Tempco Term Loan provided under the Loan Agreement, which, as of March 30, 2004, had a total outstanding principal balance of $9,160,714, was changed from LIBOR plus 3.0%, subject to a floor of 7.0% and a ceiling of 8.5%, to Union Planters' prime rate plus 2.0%, subject to a floor of 7.0%. The interest rate on the Versaform Term Loan provided under the Loan Agreement, which, as of March 30, 2004, had a total outstanding principal balance of $8,773,816, was changed from LIBOR plus 3.0% to Union Planters' prime rate plus 2.0%. Moreover, if the Company has not executed and delivered a Letter of Intent on or before June 30, 2004, the interest rate on Term Loans A and B will be increased to Union Planters' prime plus 2.5% and further increased to Union Planters' prime plus 3.0% if the Company has not paid all of its obligations to the Buyer in full on or before September 30, 2004.

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

In addition, the Company has executed a $1,300,000 note in favor of a former owner of Versaform, now a director of the Company, in connection with the Company's purchase of Versaform. This note is secured by a pledge of 65% of the Company's interest in its Canadian subsidiary, and as part of its obligations under this note, the Company's Canadian subsidiary is subject to various restrictive covenants relating to the its financial performance. This note is payable monthly over three years and bears interest at 7.0%.

The Company has entered into other various notes payable for the purchase of certain equipment. The notes are payable in monthly installments including interest ranging from 6.99% - 10.0% through November 2006. The notes payable are secured by equipment. The Company also has entered into capital lease agreements for the purchase of certain equipment. The leases are payable in monthly installments including interest ranging from 4.98% - 9.15% through August 2005.

Please see Note 4 of the Consolidated Financial Statements included as part of this Quarterly Report on Form 10-Q for more detailed information relating to the Company's debt and the Thirteenth Amendment.

As a result of the above-described debt, the Company is required to utilize a significant portion of its cash generated from operations to meet its debt service obligations. Furthermore, if the Company were to fail in the future to comply with the restrictive covenants in the Loan Agreement or in the promissory note, the Company's operations could be negatively impacted and the Company's ability to take advantage of potential business opportunities as they arise could be limited. Moreover, the Company's failure to comply with these restrictive financial and other covenants could result in a default that, if not cured or waived, could cause the Company to be required to repay its borrowings before their due dates. If the Company were unable to make this repayment or otherwise refinance these borrowings, the Company's creditors could foreclose on the assets securing its borrowings. Although in the Thirteenth Amendment Union Planters waived the default arising from a failure of the Company to meet the EBITDA Covenant, such waiver was limited to and valid only for the specific purposes given. Union Planters is not obligated solely by reason of such waiver to agree to any additional waivers.

In addition to the cash requirements for debt service, the Company anticipates that it will incur significant additional costs in 2004 to meet the increased requirements of Section 404 of the Sarbanes-Oxley Act of 2002 regarding internal controls and procedures. Please see Item 4 - Controls and Procedures of this Quarterly Report on Form 10-Q for more detailed information relating to the Company's internal controls and procedures.

Based upon forecasted operating results and cash flows, management believes the current lending agreement is sufficient to meet its cash needs in 2004. Management has also developed a plan that includes restructuring or possibly disposing of segments of our business, increasing sales and raising alternative capital. However, the Company's losses from operations in recent years, together with its inability to meet the EBITDA Covenant and certain other covenants under the Loan Agreement, have raised substantial doubt about the Company's ability to continue as a going concern.

If the Company fails to meet its covenants, fails to comply with the refinancing or sale of assets contemplated in the Loan Agreement, or is unable to fund its operations within the limits of the Loan Agreement, no assurance can be given that additional and/or replacement financing can be obtained on reasonable or acceptable terms or that the Company will be able to continue as a going concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, although the report of our independent accountant as of and for the year ended December 31, 2003 expresses substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk primarily due to fluctuations in interest rates. The Company does not utilize any particular strategy or instruments to manage its interest rate risk.

The Company's outstanding credit facility carries an interest rate that varies in accordance with the prime rate. The Company is subject to potential fluctuations in its debt service as the prime rate changes. Based on the amount of the Company's outstanding debt as of March 31, 2004, a hypothetical 1% change in the interest rate of the Company's outstanding credit facility would result in a change in annual interest expense of approximately $0.3 million.

Item 4.    Controls and Procedures.

As of end of the fiscal quarter ended March 31, 2004, the Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation, with the participation of other members of the Company's management as they deemed appropriate, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in all material respects in ensuring that material information required to be disclosed in the periodic reports the Company files with the Securities and Exchange Commission is recorded, processed, summarized and reported in a timely manner.

This portion of our Quarterly Report on Form 10-Q is our disclosure of the conclusions of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, based on management's evaluation of those disclosure controls and procedures. You should read this disclosure in conjunction with the certifications attached as Exhibits
31.1 and 31.2 to this Quarterly Report on Form 10-Q for a more complete understanding of the topics presented.

In connection with its 2003 year-end audit, our independent certified public accountant identified a material weakness relating to our internal controls and procedures. While we are in the process of implementing a more effective system of controls and procedures, we have instituted certain interim controls, procedures and other changes to ensure that information required to be disclosed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported accurately.

The interim steps that we have taken as a result of the aforementioned control deficiencies to ensure that all material information about the Company is accurately disclosed in this Quarterly Report on Form 10-Q included the application of additional methods and techniques to evaluate the accuracy of inventory costing and adequacy of inventory reserves.

Based in part on the steps listed above, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that the information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately within the time periods specified in Securities and Exchange Commission rules and forms.

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

     3. Perform more detailed quarterly reconciliations and analyses of the company's inventory accounts;

     4. Continue to enhance staffing to provide sufficient resources to accomplish the foregoing objectives.

These steps will constitute significant changes in internal controls. We will continue to evaluate the effectiveness of our disclosure controls and internal controls and procedures on an ongoing basis, and will take further action as appropriate.

Other than as discussed above, no significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls during the first quarter of 2004.

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings.

On February 6, 2004, Versaform, a wholly-owned subsidiary of the Company acquired on May 16, 2002, was served a subpoena by the federal government.

The subpoena relates to the time period January 1, 1999 through February 6, 2004 and was issued in connection with an investigation by certain government agencies including the Department of Defense, Office of Inspector General, Defense Criminal Investigative Service and the Federal Bureau of Investigation. The subpoena refers to structural components Versaform manufactured for Nordam Corporation for B-52 engine cowlings, components for auxiliary power units Versaform manufactured for Hamilton Sundstrand, a United Technologies Company, and certain tools Versaform manufactured for Lockheed Martin Corporation.

The Company has not been served with any notice of any pending legal action filed by any government agency. Accordingly, the Company has no knowledge of any specific allegations of wrongdoing against Versaform by any regulatory authority.

The Company intends to cooperate fully with the federal government in connection with any investigation of this matter and has currently provided all information and support of related manufacturing and sales activity requested.

Other than as noted above, the Company is not a party to any legal proceedings, other than routine claims and lawsuits arising in the ordinary course of its business. The Company does not believe such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on the Company's business.

Item 6.  Exhibits and Report on Form 8-K.

     (a)  Exhibits:

          See Exhibit Index.

     (b) The Company filed the following reports on Form 8-K during the quarter ended March 31, 2004:

          (i) On January 6, 2004, the Company filed a Current Report on Form 8-K, announcing the Twelfth Amendment to the Loan Agreement.

          (ii) On March 17, 2004, the Company filed a Current Report on Form 8-K, announcing the service of a subpoena duces tecum on Versaform in connection with an investigation by certain federal agencies.

         (iii) On March 31, 2004, the Company filed a Current Report on Form 8-K, announcing the Thirteenth Amendment to the Loan Agreement and its filing of a Form 12(b)-25 for a 15-day extension to file its Annual Report on Form 10-K for the year 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Charles and State of Missouri on the 17th day of May, 2004.

                               LMI AEROSPACE, INC.

                               /s/ Ronald S. Saks
                               --------------------------------------
                               Ronald S. Saks,
                               President and Chief Executive Officer

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