Form 10-Q
period 2004-06-30
LMI AEROSPACE INC
filed 2004-08-16
CIK 1059562

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2004.


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_  No ___

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes No _X_

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Number of shares oustanding
      Title of class of common stock               as of August 16, 2004.
      ------------------------------            ---------------------------

  Common Stock, par value $.02 per share                 8,181,786

                               LMI AEROSPACE, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                   FOR THE FISCAL QUARTER ENDING JUNE 30, 2004

                          PART I. FINANCIAL INFORMATION

                                                                     Page No.
Item 1.  Financial Statements (unaudited).

         Condensed Consolidated Balance Sheets as of June 30, 2004
         and December 31, 2003.                                          3

         Condensed Consolidated Statements of Operations for the
         three months and six months ended June 30, 2004 and 2003.       4

         Condensed Consolidated Statements of Cash Flows for the
         six months ended June 30, 2004 and 2003.                        5

         Notes to Condensed Consolidated Financial Statements.           6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                     16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.    24

Item 4.  Controls and Procedures.                                       24

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                             26

Item 4.  Submission of Matters to a Vote of Security Holders.           26

Item 6.  Exhibits and Reports on Form 8-K.                              27


SIGNATURE PAGE                                                          28

EXHIBIT INDEX                                                           29

                               LMI Aerospace, Inc.
                      Condensed Consolidated Balance Sheets
             (Amounts in thousands, except share and per share data)

                                                                            (Unaudited)
                                                                           June 30, 2004        December 31, 2003
                                                                  -------------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                 $   945                $   441
   Trade accounts receivable, net of allowance of $284 at June
     2004 and $245 at December 31, 2003                                        9,781                  9,158
   Inventories                                                                24,043                 24,159
   Prepaid expenses                                                            1,102                    787
   Deferred income taxes                                                       2,206                  2,206
   Income taxes receivable                                                       718                  1,933
                                                                  -------------------------------------------------------
Total current assets                                                          38,795                 38,684

Property, plant and equipment, net                                            20,789                 22,248
   Goodwill                                                                    5,653                  5,653
   Customer intangible assets, net                                             3,600                  3,792
   Other assets                                                                  489                    142
                                                                  -------------------------------------------------------
Total assets                                                                 $69,326                $70,519
                                                                  =======================================================

Liabilities and stockholders' equity Current liabilities:
   Accounts payable                                                          $ 6,198                $ 4,570
   Accrued expenses                                                            2,977                  2,126
   Current installments of long-term debt and capital lease
     obligations                                                              18,457                  6,069
                                                                  -------------------------------------------------------
Total current liabilities                                                     27,632                 12,765

Long-term debt and capital lease obligations, less current
   installments                                                                7,108                 21,756
Deferred income taxes                                                          2,206                  2,206
                                                                  -------------------------------------------------------
Total long-term liabilities                                                    9,314                 23,962

Stockholders' equity:
   Common stock, $.02 par value per share; authorized 28,000,000 shares; issued
     8,736,427 shares in both
     periods                                                                     175                    175
   Preferred stock, $.02 par value per share; authorized
     2,000,000 shares; none issued in both periods                                -                      -
   Additional paid-in capital                                                 26,171                 26,171
   Treasury stock, at cost, 554,641 shares in both periods                    (2,632)                (2,632)
   Accumulated other comprehensive income (loss)                                  (8)                    20
   Retained earnings                                                           8,674                 10,058
                                                                  -------------------------------------------------------
Total stockholders' equity                                                    32,380                 33,792
                                                                  -------------------------------------------------------
Total liabilities and stockholders' equity                                   $69,326                $70,519
                                                                  =======================================================

See accompanying notes.

                               LMI Aerospace, Inc.
                 Condensed Consolidated Statements of Operations
           (Amounts in thousands, except per share and per share data)
                                   (Unaudited)

                                                          Three Months Ended                 Six Months Ended
                                                                June 30,                         June 30,
                                                        2004              2003           2004               2003
                                                  -------------------------------------------------------------------
Net sales                                           $   21,875       $   18,865       $   40,415       $   39,707
Cost of sales                                           17,548           16,436           33,417           35,059
                                                  -------------------------------------------------------------------
Gross profit                                             4,327            2,429            6,998            4,648

Selling, general and administrative expenses             3,406            3,249            6,622            6,559
Restructuring charges                                      156                -              685                -
                                                  -------------------------------------------------------------------
   Income (loss) from operations                           765             (820)            (309)          (1,911)

Other income (expense):
    Interest expense                                      (563)            (387)          (1,008)            (827)
    Other, net                                               8               30                8               29
                                                  -------------------------------------------------------------------
Income (loss) before income taxes                          210           (1,177)          (1,309)          (2,709)

Provision for (benefit of) income taxes                     75             (438)              75           (1,012)
                                                  -------------------------------------------------------------------
Net income (loss)                                   $      135       $     (739)      $   (1,384)      $   (1,697)
                                                  ===================================================================

Amounts per common share basic and dilutive:
   Net income (loss) per common share               $     0.02       $    (0.09)      $    (0.17)      $    (0.21)
                                                  ===================================================================

Weighted average common shares outstanding           8,181,786        8,181,786        8,181,786        8,181,786
                                                  ===================================================================

See accompanying notes.

                               LMI Aerospace, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (Amounts in thousands)
                                   (Unaudited)

                                                                    Six Months Ended June 30,

                                                                   2004                   2003
                                                              ---------------------------------------
Operating activities:
Net loss                                                        $ (1,384)            $  (1,697)
Adjustments to reconcile net loss to
   net cash provided by operating activities:
     Depreciation and amortization                                 2,320                 2,457
     Non-cash loss on sale of equipment                               18                     -
     Changes in operating assets and liabilities:
         Trade accounts receivable                                  (623)                3,370
         Inventories                                                 116                (1,935)
         Prepaid expenses and other assets                          (688)                   29
         Income taxes                                              1,254                  (450)
         Accounts payable                                          1,628                (1,324)
         Accrued expenses                                            812                  (378)
                                                              ---------------------------------------
Net cash provided by operating activities                          3,453                    72


Investing activities:
Additions to property, plant and equipment                          (666)                 (636)
Proceeds from sale of equipment                                        5                   301
                                                              ---------------------------------------
Net cash used by investing activities                               (661)                 (335)


Financing activities:
Net borrowings on revolving line of credit                         1,093                 3,241
Principal payments on long-term debt                              (3,353)               (2,510)
                                                              ---------------------------------------
Net cash (used by) provided by financing activities               (2,260)                  731

Effect of exchange rate changes on cash                              (28)                    -
                                                              ---------------------------------------
Net increase (decrease) in cash and cash equivalents                 504                   468
Cash and cash equivalents, beginning of year                         441                 1,182
                                                              ---------------------------------------
Cash and cash equivalents, end of quarter                       $    945             $   1,650
                                                              =======================================

Supplemental disclosures of cash flow information:
Interest paid                                                   $    869             $     859
Income taxes paid (refunded), net                               $ (1,187)            $    (550)

See accompanying notes.

                               LMI Aerospace, Inc.
              Notes to Condensed Consolidated Financial Statements
         (Dollar amounts in thousands, except share and per share data)
                                   (Unaudited)
                                  June 30, 2004


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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the six months ending June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the condensed consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.

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

The accompanying unaudited condensed consolidated financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, although the report of our independent accountant as of and for the year ended December 31, 2003 expresses substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Operating Results and Management's Plan

In response to the substantial doubt about the Company's ability to continue as a going concern, management has reduced the Company's cost structure, improved the Company's processes and systems and implemented strict controls over capital spending. Management believes these activities will continue to improve the Company's results of operations, cash flows from operations and its future prospects. As a result of all the factors cited, management of the Company believes that the Company should be able to sustain its operations and continue as a going concern. However, the ultimate outcome of this uncertainty cannot be presently determined. Accordingly, there remains doubt as to whether the Company will be able to continue as a going concern.

As discussed in the Company's Annual Report on Form 10-K, the Company has undertaken a plan to reduce operating expenses, increase efficiencies and align its cost structure with current levels of demand for its products. On July 23, 2003, as outlined in Note 7 of the Condensed Consolidated Financial Statements included as part of this Quarterly Report on Form 10-Q, the Company announced the details of a restructuring plan for its St. Charles operations, which includes the rationalization of the work force and the closure of two of the four St. Charles facilities. In addition, in December 2003, the Company announced an additional restructuring program at its Wichita facility which included the reduction of workforce and the sale of an LMI owned building and excess equipment.

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

Please see Note 4 of the Condensed Consolidated Financial Statements included as part of this Quarterly Report on Form 10-Q for more detailed information relating to the Company's debt and the Thirteenth Amendment.

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

                                                      Three Months Ended                 Six Months Ended
                                                           June 30,                          June 30,
                                                 -----------------------------------------------------------------
                                                     2004            2003             2004             2003
Net income (loss)                                  $   135        $   (739)       $  (1,384)      $   (1,697)
   Total stock-based employee compensation
     expense determined under fair value based
     method, net of tax effect                           2             (23)              12              (37)
                                                 -----------------------------------------------------------------
   Pro forma net income (loss)                     $   137        $   (762)       $  (1,372)      $   (1,734)
                                                 =================================================================

Net income (loss) per common share - basic and
   assuming dilution
   As reported                                     $  0.02        $  (0.09)       $   (0.17)      $    (0.21)
   Pro forma                                       $  0.02        $  (0.09)       $   (0.17)      $    (0.21)

2.  Inventories

Inventories consist of the following:

                                                        June 30, 2004                 December 31, 2003
                                                 ---------------------------    ---------------------------
        Gross inventory
             Raw materials                               $   4,036                         $  3,877
             Work in progress                                6,901                            6,238
             Finished goods                                 16,032                           16,864
                                                ----------------------------    ---------------------------
        Total gross inventory                               26,969                           26,979
        Reserves
             Lower of cost or market                          (314)                            (647)
             Obsolescence & slow moving                     (2,612)                          (2,173)
                                                ----------------------------    ---------------------------
        Total reserves                                      (2,926)                          (2,820)

        Net inventory                                    $  24,043                         $ 24,159
                                                ============================    ===========================

The Company performed an in-depth analysis of inventory obsolescence and slow moving products at the end of the fourth quarter of 2003. This analysis was based on the current markets for the Company's products and the change in the buying patterns of the Company's major customers. The result of this analysis was the recording in the fourth quarter of 2003 of an additional obsolescence reserve of $1,421. The Company's reserve for obsolescence and slow moving products totaled $2,612 at June 30, 2004 and $2,173 at December 31, 2003.

In the fourth quarter of 2002, the Company established a lower of cost or market (LOCOM) reserve to accrue losses on components which had inadequate pricing, high levels of scrap and high amounts of inefficient labor; on June 30, 2004 and December 31, 2003, this reserve was at $314 and $647, respectively.

The total for both the reserve for obsolescence and slow moving products and the reserve for LOCOM was $2,926 and $2,820 for June 30, 2004 and December 31, 2003, respectively.

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

In the fourth quarter of 2003, the Company performed the required annual impairment test under SFAS No. 142 and concluded that the remaining goodwill balance, which relates to the Machining and Technology segment only, was not further impaired. The remaining goodwill was $5,653 at June 30, 2004 and December 31, 2003.

Customer Related Intangibles

The carrying amount of customer related intangibles at June 30, 2004 and December 31, 2003 were as follows:

                                                       Gross       Accumulated             Useful
                                                      Amount      Amortization               Life
                                             ---------------- ----------------- ------------------
Versaform                                            $ 3,975              $464           15 years
Stretch Forming Corp.                                    329               240          3.5 years
                                             ---------------- -----------------
         June 30, 2004                               $ 4,304              $704
                                             ================ =================

Versaform                                            $ 3,975              $332
Stretch Forming Corp.                                    329               180
                                            ---------------- -----------------
         December 31, 2003                           $ 4,304              $512
                                             ================ =================

Customer related intangibles amortization expense was $192 for the six months ended both June 30, 2004 and June 30, 2003 and was $385 for the year ended December 31, 2003.

4.  Long-Term Debt and Revolving Line of Credit

Long-term debt and revolving line of credit consists of the following:

                                                                        June 30,     December 31,
                                                                          2004           2003
                                                                    ------------------------------
  Term Loans:
    Tempco                                                             $ 7,458        $ 9,670
    Versaform                                                            8,381          9,167
  Revolving line of credit                                               8,777          7,684
  Note payable to director, principal and interest payable
     monthly at 7%                                                         397            614
  Notes payable, principal and interest payable monthly, at
     fixed rates, ranging from 6.99% to 10.00%                             552            679
  Capital lease obligations                                                  -             11
                                                                    ------------------------------
         Total debt                                                     25,565         27,825
  Less current installments                                             18,457          6,069
                                                                    ------------------------------
         Total long term debt                                          $ 7,108        $21,756
                                                                    ==============================

The Loan Agreement with Union Planters consists of the Revolving Credit Loan, a term loan to finance the Company's purchase of Tempco ("Tempco Term Loan") and a term loan to finance the Company's purchase of Versaform ("Versaform Term Loan"). The Loan Agreement is secured by all the domestic assets of the Company and requires compliance with certain non-financial and financial covenants, including minimum levels of tangible net worth and the EBITDA Covenant.

On January 5, 2004 the Company extended the term of its Loan Agreement to March 31, 2004, received a waiver for certain non-financial covenants and agreed to a fee of $75. Subsequently, on March 30, 2004, the Company and Union Planters entered into the Thirteenth Amendment. The primary purposes of the Thirteenth Amendment were to (a) extend the maturity of the Company's Revolving Credit Loan from March 31, 2004 to March 31, 2005 and (b) waive a default arising under the EBITDA Covenant for the period ended December 31, 2003.

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

     o The interest rate on the Revolving Credit Loan was changed from LIBOR plus 2.5% to prime plus 1.0%. (The prime rate was 4.0% at June 30, 2004.) Moreover, because the Company had not executed and delivered a letter of intent regarding (i) the sale of the stock or of all or substantially all of the assets of certain of its subsidiaries, and/or
          (ii) the procurement by the Company of debt financing providing the Company with sufficient funds to repay in full the Company's obligations to Union Planters ("Letter of Intent") on or before June 30, 2004, the interest rate on the Revolving Credit Loan was increased to prime plus 1.5% and will be further increased to prime plus 2.0% if the Company has not paid all of its obligations to Union Planters in full on or before September 30, 2004. The interest rate on the Tempco Term Loan provided under the Loan Agreement, which, as of June 30, 2004, had a total outstanding principal balance of approximately $7,458, was changed from LIBOR plus 3.0%, subject to a floor of 7.0% and a ceiling of 8.5%, to prime plus 2.0%, subject to a floor of 7.0%. The interest rate on the Versaform Term Loan provided under the Loan Agreement, which, as of June 30, 2004, had a total outstanding principal balance of approximately $8,381, was changed from LIBOR plus 3.0% to prime plus 2.0%. Moreover, because the Company had not executed and delivered a Letter of Intent on or before June 30, 2004, the interest rate on the Tempco Term Loan and the Versaform Term Loan was increased to prime plus 2.5% and will be further increased to prime plus 3.0% if the Company has not paid all of its obligations to Union Planters in full on or before September 30, 2004.

     o Because the Company did not enter into one or more Letters of Intent by June 30, 2004, a fee of $125 will be payable on the earliest of March 31, 2005, the date the Company repays all of its obligations to Union Planters or the date on which Union Planters accelerates all of the Company's obligations. This fee has been accrued and recorded by the Company in interest expense in the second quarter of 2004.

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

At December 31, 2003, the Company's Revolving Credit Loan allowed for a $9,088 line of credit, subject to a borrowing base calculation, to fund various corporate needs. Interest was payable monthly based on a ninety day LIBOR plus 2.25% and was 3.67% at December 31, 2003. The Company had $7,684 outstanding on this line at December 31, 2003. This facility was amended in January 2004 to extend maturities to March 31, 2004 and included an increase in interest to LIBOR plus 2.5%. On March 30, 2004, the Company further amended the Loan Agreement to extend the Revolving Credit Loan maturity to March 31, 2005 and establish the Revolving Credit Loan line at $9,700 until September 30, 2004, and $9,000 thereafter, each subject to a borrowing base. The Revolving Credit Loan interest was amended to prime plus 1.0% with possible adjustments as described above. This increase was due to the net loss in the first quarter of 2004. The Company's revolving credit line at June 30, 2004 was at $8,777, with an additional line capacity of $923. The credit facility prohibits the payment of cash dividends on common stock without the prior written consent of Union Planters.

The Company borrowed $14,250 (Tempco Term Loan) on April 2, 2001 to finance the Tempco acquisition. The Tempco Term Loan required monthly principal and interest payments over three years using a seven-year amortization and bearing interest at the ninety day LIBOR plus 3.0%, subject to a cap of 8.5% and a floor of 7.0%. On March 30, 2004 the Company amended this note establishing a maturity of March 31, 2005 and interest at prime plus 2.0% with possible adjustments as described above. The interest rate was 7.0% at June 30, 2004 and December 31, 2003.

The Versaform Term Loan was issued for $11,000 on May 15, 2002. The Versaform Term Loan required monthly principal and interest payments over three years using a seven-year amortization and bears interest at the ninety-day LIBOR plus 3.0%. The interest rate was 6.0% at June 30, 2004 and 4.2% at December 31, 2003. On March 30, 2004 the Company amended this note increasing interest to prime plus 2.0% with possible adjustments as described above. The March 30, 2004 amendment did not change the original maturity of October 15, 2005 as stated in the Versaform Term Loan agreement.

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

The accounting policies of the segments are the same as those described in Note 1 of the Condensed Consolidated Financial Statements included as part of this Quarterly Report on Form 10-Q. Sales between segments are insignificant. Corporate assets, liabilities and expenses related to the Company's corporate offices are allocated to the segments, except for income taxes. The table below presents information about reported segments on the basis used internally to evaluate segment performance:

                                              Three Months Ended            Six Months Ended
                                                     June 30,                    June 30,
                                              2004          2003          2004            2003
                                          ---------------------------------------------------------
Net sales:
   Sheet Metal                             $ 17,472      $ 16,037      $ 32,222      $   33,201
   Machining and Technology                   4,403         2,828         8,193           6,506
                                          ---------------------------------------------------------
                                           $ 21,875      $ 18,865      $ 40,415      $   39,707
                                          =========================================================
Income (loss) from operations:
    Sheet Metal                            $    103      $   (608)     $ (1,375)     $   (1,880)
    Machining and Technology                    662          (212)        1,066             (31)
                                          ---------------------------------------------------------
                                           $    765      $   (820)     $   (309)     $   (1,911)
                                          =========================================================
Interest expense:
    Sheet Metal                            $    145      $    117      $    257      $      275
    Machining and Technology                    144           188           311             395
    Corporate                                   274            82           440             157
                                          ---------------------------------------------------------
                                           $    563      $    387      $  1,008      $      827
                                          =========================================================
Depreciation and amortization:
    Sheet Metal                            $  1,013      $  1,022      $  1,897      $    2,035
    Machining and Technology                     99            99           196             196
    Corporate                                    45           110           227             226
                                          ---------------------------------------------------------
                                           $  1,157      $  1,231      $  2,320      $    2,457
                                          =========================================================
Capital expenditures:
    Sheet Metal                            $    362      $    175      $    629      $      464
    Machining and Technology                      7            50            16              76
    Corporate                                     7             3            21              96
                                          ---------------------------------------------------------
                                           $    376      $    228      $    666      $      636
                                          =========================================================


                                                             June 30, 2004       December 31,2003
                                                         --------------------------------------------
Goodwill:
    Sheet Metal                                                  $       -            $       -
    Machining and Technology                                         5,653                5,653
    Corporate                                                            -                    -
                                                         --------------------------------------------
                                                                 $   5,653            $   5,653
                                                         ============================================
Total assets:
    Sheet Metal                                                  $  49,239               49,896
    Machining and Technology                                        14,971               15,016
    Corporate                                                        5,116                5,607
                                                         --------------------------------------------
                                                                 $  69,326            $  70,519
                                                         ============================================

6. Comprehensive Loss

Comprehensive loss includes adjustments to net loss for the change in foreign currency translations as follows:

                                               Three Months Ended               Six Months Ended
                                                     June 30,                        June 30,
                                               2004          2003             2004            2003
                                          ---------------------------------------------------------------
Net income (loss)                          $   135        $  (739)          $  (1,384)     $  (1,697)
Other comprehensive income (loss):
       Foreign currency translation
       adjustments                             (25)            42                 (28)            73
                                          ---------------------------------------------------------------
Comprehensive loss                         $   110        $  (697)          $  (1,412)     $  (1,624)
                                          ===============================================================


7. Restructuring Charges

The Company adopted SFAS No. 146, Accounting for Costs Associated with Exit and Disposal Activities, in 2003. SFAS No. 146 requires companies to recognize costs associated with exit and disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Costs covered include lease termination costs, costs to consolidate facilities and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity.

On July 23, 2003, the Company announced the details of a restructuring plan to reduce operating expenses and increase efficiencies at its St. Charles, Missouri location, which included a reduction of work force of approximately 30 people, the exit of two leased facilities and relocation of a significant amount of its manufacturing equipment. In December 2003, the Company announced an additional restructuring program at the Wichita, Kansas plant, including a staged reduction in workforce of approximately 60 employees, and the sale of a Company-owned building and excess equipment. The Wichita restructuring program is scheduled to occur over a nine-month period during which the Company plans to transfer from its Wichita facility all extrusion stretch work to its Auburn, Washington and Vista, California locations and its milling work packages to its Tulsa, Oklahoma and Auburn, Washington facilities and plans to transfer its high pressure forming work currently produced in Auburn to the Wichita, Kansas plant. Employee severance costs for the Wichita plant restructuring will be paid upon completion of the service term in 2004 and, therefore, were not accrued in 2003 per SFAS No. 146. The costs incurred for these restructuring plans as of June 30, 2004 were $685, incurred as follows: $539 for moving and relocation and $146 for severance costs. The Company expects to incur total restructuring costs for both of these programs of $910 for the year ending December 31, 2004. All restructuring costs are attributable to the Sheet Metal Segment and are classified as a separate component of Selling, General and Administrative expenses.

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

The Company currently has significant deferred tax assets, which are subject to periodic recoverability assessments. Pursuant to FASB 109, and due to the uncertainty of future taxable income, the Company has recorded a deferred tax asset and corresponding valuation reserve allowance relating to the Company's loss in the first half of 2004.

As of June 30, 2004, the Company had a deferred tax asset of $2,206 and an offsetting deferred tax liability of $2,206.

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

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions. (See Note 1 of the Condensed Consolidated Financial Statements included as part of this Quarterly Report on Form 10-Q).

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



Historically, the Company's business was primarily dependent on the commercial aircraft market, with Boeing Company as the Company's principal customer. In order to diversify its products and customer base, the Company implemented an acquisition and marketing strategy in the late 1990's that has broadened the number of industries to which the Company sells its components, and, within the aerospace industry, diversified its customer base to reduce the Company's dependence on Boeing Company. The following table specifies the Company's sales by market as a percentage of total sales for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003:

                                              Six Months Ended        Six Months Ended
      Market                                      June 2004               June 2003
     ----------------------------------------------------------------------------------
        Commercial aircraft                       27.9  %                 27.8  %
        Corporate and regional aircraft           30.2                    27.8
        Military products                         20.2                    24.3
        Technology products                       13.1                     9.7
        Other (1)                                  8.6                    10.4
                                          ---------------------------------------------
        Total                                    100.0  %                100.0  %
                                          =============================================

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

Unlike the other acquisitions, Tempco operates and is managed as an autonomous unit. Accordingly, it is treated as a business segment separate from the Company's other businesses. The Tempco business, which sells machined components to both the aerospace and technology industries, is referred to in this discussion as the Machining and Technology segment, and the Company's other businesses are referred to as the Sheet Metal segment.

RESULTS OF OPERATIONS

Three months ended June 30, 2004 compared to June 30, 2003

The following table is a summary of the Company's operating results for the three months ended June 30, 2004 and June 30, 2003:

($ in millions)                        Three Months Ended                               Three Months Ended
                                         June 30, 2004                                     June 30, 2003
                             Sheet       Machining &                          Sheet        Machining &
                             Metal       Technology         Total             Metal         Technology        Total
                          ------------ ---------------- ---------------    ------------- ----------------- ------------
Net sales                    $ 17.5        $  4.4           $ 21.9            $  16.0        $  2.8          $ 18.8
Cost of sales                  14.2           3.3             17.5               13.8           2.6            16.4
                          ------------ ---------------- ---------------    ------------- ----------------- ------------
Gross profit                    3.3           1.1              4.4                2.2            .2             2.4
S,G & A                         3.0            .4              3.4                2.8            .4             3.2
Restructuring
   expenses                      .2             -               .2                  -             -               -
                          ------------ ---------------- ---------------    ------------- ----------------- ------------
Income (loss) from
   operations                 $  .1        $   .7           $   .8             $  (.6)       $  (.2)         $  (.8)
                          ============ ================ ===============    ============= ================= ============

Sheet Metal Segment

Net Sales. The following table specifies the amount of Sheet Metal segment's net sales by category for the second quarters of 2004 and 2003 and the percentage of the segment's total net sales for each period represented by each category:

($ in millions)

                                     2nd Qtr       % of        2nd Qtr      % of
       Category                         2004      Total           2003     Total
      ----------------------------------------------------------------------------
       Commercial aircraft             $ 5.7       32.6  %       $ 5.8      36.3 %
       Military products                 3.0       17.1            4.6      28.8
       Corporate and regional            7.3       41.7            5.3      33.1
       Other                             1.5        8.6             .3       1.8
                                 -------------------------------------------------
       Total                           $17.5      100.0  %       $16.0     100.0 %
                                 =================================================

Net sales for the Sheet Metal segment were $17.5 million for the three months ended June 30, 2004, $1.5 million higher than net sales for the three months ended June 30, 2003. Corporate and Regional sales of $7.3 million for the second quarter of 2004 were $2.0 million 37.7% higher than corporate and regional sales for the comparable period of the prior year primarily due to strong Gulfstream shipments. Partly offsetting were military sales in the second quarter of 2004 at $3.0 million, $1.6 million lower than military sales in the second quarter of 2003 due to reduced demand by Lockheed Martin Corporation for the F-16 program. Commercial aircraft sales were $5.7 million in the second quarter of 2004, $0.1 million lower than commercial aircraft sales in the second quarter of the prior year, primarily reflecting lower demand from Boeing for components and the 747 and 767 programs, which were partly offset by higher sales relating to the 737 program.

Gross Profit. Gross profit for the quarter ended June 30, 2004 was $3.3 million (18.9% of net sales), an increase from $2.2 million (13.8% of net sales) for the quarter ended June 30, 2003. Gross profit increased primarily due to the higher volume leverage and cost reductions and restructuring efforts during the second half of 2003 and the first half of 2004 at the Company's St. Charles, MO and Wichita, KS facilities.

The Company continues to encounter production difficulties on certain products for the C-130 for which it is preparing a claim to attempt to recover losses incurred. No benefit from any potential claim for the C-130 components has been accrued. The benefit of a claim, if any, will not be recorded until such time as the customer and the Company agree on a settlement. Components responsible for the majority of these production inefficiencies will be transferred to other suppliers in the third quarter of 2004.

Selling, General and Administrative Expenses ("SGA"). SGA expenses, excluding restructuring charges, for the second quarter of 2004 were $3.0 million (17.1% of net sales), up $0.2 million compared to the second quarter of 2003 due primarily to the higher legal fees associated with the DOD investigation at Versaform. (See Part II, Item 1. Legal Proceedings.)

Restructuring Charges. During the second quarter of 2004, the Company continued its plans of transferring specific forming capabilities and related production out of its Wichita operation and into other locations within the Company. During the second quarter, the Company incurred total restructuring charges of $0.2 million for moving and relocation.

Interest Expense. Interest expense for the second quarter of 2004 was at $0.1 million, even with interest expense in the prior year's second quarter.

Machining and Technology Segment

Net Sales. The following table specifies the amount of Machining and Technology segment's net sales by category for the second quarters of 2004 and 2003 and the percentage of the segment's total net sales for each period represented by each category:

($ in millions)

                                  2nd Qtr        % of       2nd Qtr     % of
      Category                    of 2004       Total       of 2003    Total
     --------------------------------------------------------------------------
      Technology products           $ 3.1        70.5  %      $1.6      57.1  %
      Aerospace products              1.0        22.7           .9      32.1
      Other                            .3         6.8           .3      10.8
                               ------------------------------------------------
      Total                         $ 4.4       100.0  %      $2.8     100.0  %
                               ================================================

Net sales for the Machining and Technology segment were $4.4 million in the second quarter of 2004, up 57.1% from $2.8 million in the prior year's second quarter. Net sales of technology products were $3.1 million in the second quarter of 2004, up $1.5 million from the prior year's second quarter. This increase is primarily attributable to a rebound in the demand for equipment used in the production of semiconductors. Aerospace products sales were also higher with sales of $1.0 million in the second quarter of 2004, up from $0.9 million in the second quarter of 2003, reflecting increased defense spending for the Apache Helicopter program.

The above described net sales increases, together with the net sales increases experienced by the Sheet Metal segment, contributed to the $1.6 million increase in the Company's income from operations in the second quarter of 2004 over that in the second quarter of 2003.

Gross Profit. The gross profit for the segment was $1.1 million (24.4% of net sales) in the second quarter of 2004, an increase from $0.2 million (7.1% of net sales) in the second quarter of 2003. The increase in gross profit in the second quarter of 2004 was due to higher volume, favorable leverage of fixed costs and implemented cost containment programs.

Selling, General and Administrative Expenses. SGA expenses for the quarter ended June 30, 2004 of $0.4 million were unchanged from the prior year's quarter.

Interest Expense. Interest expense for the second quarter of 2004 was $0.1 million for the segment, unchanged from the prior year's second quarter.

Non-Segment Expenses

Interest Expense. Interest expense not assigned to a segment is primarily the result of the Company's revolving credit agreement, which is used to fund both segments' cash needs. Interest expense not assigned to a segment was $0.3 million in the second quarter of 2004, compared to $0.1 million in the second quarter of 2003, primarily due to an accrual of a $0.1 million fee relating to the Company's debt obligation with Union Planters. (See the Liquidity and Capital Resources section in this Item 2.)

Income Taxes. During the second quarter of 2004, the Company recorded an income tax expense relating to its Canadian Operation and other state taxes that did not have offsetting loss carry forward provisions. The Company did not record any income tax benefit in the second quarter of 2004, compared to a benefit of $0.4 million in the second quarter of 2003. In 2003, the Company had net operating loss carrybacks available, which were fully utilized in 2003.

Six months ended June 30, 2004 compared to June 30, 2003

The following table is a summary of the Company's operating results for the six months ended June 30, 2004 and June 30, 2003:

($ in millions)

                                         June 30, 2004                              June 30, 2003
                          ---------------------------------------    ---------------------------------------------
                               Sheet     Machining &                      Sheet     Machining &           Total
                               Metal      Technology       Total          Metal      Technology
                          ---------------------------------------    ---------------------------------------------
Net sales                     $ 32.2          $  8.2      $ 40.4          $33.3            $6.5           $39.8
Cost of sales                   27.2             6.2        33.4           29.5             5.7            35.2
                          ---------------------------------------    ---------------------------------------------
Gross profit                     5.0             2.0         7.0            3.8              .8             4.6
S, G & A                         5.7              .9         6.6            5.7              .8             6.5
Restructuring expenses
                                  .7               -          .7              -               -               -
                          ---------------------------------------    ---------------------------------------------
Income (loss) from
   operations                 $ (1.4)          $ 1.1       $ (.3)        $ (1.9)           $  -          $ (1.9)
                          =======================================    =============================================

Sheet Metal Segment

Net Sales. The following table specifies the amount of Sheet Metal segment's net sales by category for the first half of each of 2004 and 2003 and the percentage of the segment's total net sales for each period represented by each category:

($ in millions)

                                        1st Half         % of               1st Half        % of
         Category                        of 2004         Total               of 2003       Total
        -----------------------------------------------------------     -------------------------------
         Commercial aircraft               $11.3           35.1  %             $11.1        33.3  %
         Military products                   6.1           18.9                  8.4        25.2
         Corporate and regional             12.2           37.9                 12.0        36.0
         Other                               2.6            8.1                  1.8         5.5
         ----------------------------------------------------------     -------------------------------
         Total                             $32.2          100.0  %             $33.3       100.0  %
         ==========================================================     ===============================

Net sales for the Sheet Metal segment were $32.2 million for the six months ended June 30, 2004, $1.1 million lower than net sales for the six months ended June 30, 2003. Military sales in the first half of 2004 were at $6.1 million, $2.0 million lower than military sales in the first half of 2003, due to reduced demand by Lockheed Martin Corporation for the F-16 program. Partly offsetting were: increased commercial aircraft sales of $11.3 million in the first half 2004, $0.2 million higher than commercial aircraft sales in the first half of the prior year, primarily reflecting increased Boeing Company volume in the 737 program; corporate and regional sales of $12.2 million for the first half of 2004, $0.2 million higher than corporate and regional sales for the comparable period of the prior year, primarily due to higher Gulfstream shipments.

Gross Profit. Gross profit for the first half of 2004 was $5.0 million (15.5% of net sales), an increase from $3.8 million (11.4% of net sales) for the first half of 2003. Gross profit increased primarily due to cost reduction and restructuring efforts during the second half of 2003 and the first half of 2004 at the Company's St. Charles, MO and Wichita, KS facilities.

The Company continues to encounter production difficulties on certain products for the C-130 for which it is preparing a claim to attempt to recover losses incurred. No benefit from any potential claim for the C-130 components has been accrued. The benefit of a claim, if any, will not be recorded until such time as the customer and the Company agree on a settlement. Components responsible for the majority of these production inefficiencies will be transferred to other suppliers in the third quarter of 2004. Also, additional costs hindered performance on the B-52 refurbishment program, which was substantially complete at the end of the second quarter 2004.

Selling, General and Administrative Expenses ("SGA"). SGA expenses excluding restructuring charges, for the first half of 2004 were $5.7 million (17.5% of net sales), even with expenses for the first half of 2003 as lower salaries and depreciation expenses were offset by higher legal fees relating to the Department of Defense investigation. (See Part II, Item 1. Legal Proceedings.)

Restructuring Charges. During the first half of 2004, the Company continued its plans of reducing employment levels at its St. Charles and Wichita operations. During the first half of 2004 the Company incurred total restructuring charges of $0.7 million: severance costs of $0.1 million and moving and relocation costs of $0.6 million. The Company expects to spend a total of $0.9 million in 2004 to complete this restructuring.

Interest Expense. Interest expense for the first half of 2004 was $0.3 million, even with interest expense reported in the first quarter of the prior year.

Machining and Technology Segment

Net Sales. The following table specifies the amount of Machining and Technology segment's net sales by category for the first half of each of 2004 and 2003 and the percentage of the segment's total net sales for each period represented by each category:

($ in millions)

                                 1st Half        % of              1st Half        % of
     Category                     of 2004       Total               of 2003       Total
     -----------------------------------------------------       ----------------------------
     Technology products             $5.3        64.6  %               $4.1        63.1  %
     Aerospace products               2.1        25.6                   1.6        24.6
     Other                             .8         9.8                    .8        12.3
     -----------------------------------------------------       ----------------------------
     Total                           $8.2       100.0  %               $6.5       100.0  %
     =====================================================       ============================

Net sales for the Machining and Technology segment were $8.2 million for the six months ended June 30, 2004, up 26.2% from $6.5 million in the prior year's six month period. Net sales of technology products were $5.3 million in the first half of 2004, up $1.2 million from the prior year's first half. This increase is primarily attributable to the additional demand for equipment used in the production of semicondutors and an increase in medical lasers. Aerospace products sales of $2.1 million in the first half of 2004 were also up from $1.6 million in the first half of 2003, reflecting increased defense spending on the Apache Helicopter program.

Gross Profit. The gross profit for the segment was $2.0 million (24.6% of net sales) in the first half of 2004, increased from a gross profit of $0.8 million (12.3% of net sales) in the first half of 2003. The increase in gross profit in the first half of 2004 was due to the higher volume and the favorable leverage of fixed costs.

Selling, General and Administrative Expenses. SGA expenses for the first half ended June 30, 2004 were $0.9 million, slightly higher than the $0.8 million reported in the first half of last year due to higher corporate allocated expenses.

Interest Expense. Interest expense for the first half of 2004 was $0.3 million for the segment, $0.1 million lower than the prior year's first half due to a lower debt level.

Non-Segment Expenses

Interest Expense. Interest expense not assigned to a segment is primarily the result of the Company's revolving credit agreement, which is used to fund both segments' cash needs. Interest expense not assigned to a segment was $0.4 million in the second half of 2004, compared to $0.2 million in the second half of 2003, due primarily to the accrual of a $0.1 million fee relating to the Company's debt obligation with Union Planters.

Income Taxes. In the first half of 2004, the Company recorded an income tax expense relating to its Canadian Operations and state taxes that did not have offsetting loss carryforward provisions. The Company did not record an income tax benefit in the second half of 2004, compared to a benefit of $1.0 million in the second half of 2003. In 2003, the Company had net operating loss carrybacks available, which were fully utilized in 2003.

Liquidity and Capital Resources

Primarily as a result of our continuing losses, inability to meet our covenants and lack of liquidity, our independent certified public accountants modified their opinion on the Company's December 31, 2003 Consolidated Financial Statement to contain a paragraph wherein they expressed a substantial doubt about our ability to continue as a going concern. The Company has taken steps to improve our current liquidity and provide the capital necessary to fund our plan for future growth. The Company believes that the effect of these steps can be seen in the $1.4 million increase in net income (loss) between the second quarter of 2004 and 2003 and the first six months of 2004 and 2003. Our efforts to raise alternative capital are discussed below, and additional information is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

The Company's balance of cash and equivalents was $0.9 million as of June 30, 2004, compared to a balance of $0.4 million as of December 31, 2003. Cash flow generated by operating activities for the first half of 2004 was $3.5 million, reflecting non-cash depreciation and amortization, higher accounts payable and a collection of an income tax receivable; offsetting were the Company's $1.4 million net loss, higher prepaid expenses and higher trade receivables. Cash used by investing activities was $0.6 million in the first half of 2004 and reflected capital expenditures. The Company's financing activities in 2004 was a use of $2.3 million, reflecting the pay down of long-term debt and notes payable, which was partly offset by additional borrowings on the Company's revolving credit line.

The Company's ratio of total debt to capitalization (debt plus stockholders equity) was 44.1% as of June 30, 2004 and 45.2% as of December 31, 2003. This decrease was primarily due to the paydown in the first half of 2004 of the long-term debt and notes payable. The Company's revolving credit line at June 30, 2004 was at $8.8 million with an additional line capacity of $0.9 million.

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

In addition, under the terms of the Thirteenth Amendment to Loan Agreement:

     o The maximum principal amount of the Revolving Credit Loan was increased from $9.1 million to $9.7 million through September 30, 2004, subject to a borrowing base calculation and further subject to a newly established inventory reserve requirement and a more restrictive requirement for eligible receivables, which could reduce the amount of borrowing availability under the Revolving Credit Loan.

     o The interest rate on the Revolving Credit Loan was changed from LIBOR plus 2.5% to prime plus 1.0%. Moreover, because the Company had not executed and delivered a Letter of Intent on or before June 30, 2004, the interest rate on the Revolving Credit Loan was increased to prime plus 1.5% and will be further increased to prime plus 2.0% if the Company has not paid all of its obligations to Union Planters in full on or before September 30, 2004. The interest rate on the Tempco Term Loan provided under the Loan Agreement, which, as of June 30, 2004, had a total outstanding principal balance of $7.5 million, was changed from LIBOR plus 3.0%, subject to a floor of 7.0% and a ceiling of 8.5%, to prime plus 2.0%, subject to a floor of 7.0%. The interest rate on the Versaform Term Loan provided under the Loan Agreement, which, as of June 30, 2004, had a total outstanding principal balance of $8.4 million, was changed from LIBOR plus 3.0% to prime plus 2.0%. Moreover, because the Company had not executed and delivered a Letter of Intent on or before June 30, 2004, the interest rate on the Tempco Term Loan and the Versaform Term Loan was be increased to prime plus 2.5% and will be further increased to prime plus 3.0% if the Company has not paid all of its obligations to Union Planters in full on or before September 30, 2004. Based on the amount of the Company's outstanding debt as of June 30, 2004, the aforementioned effective interest rate increases will result in additional interest expense of approximately $29,000 per quarter.

     o Because the Company did not enter into one or more Letters of Intent by June 30, 2004, a fee of $0.1 million will be payable on the earliest of March 31, 2005, the date the Company repays all of its obligations to Union Planters or the date on which Union Planters accelerates all of the Company's obligations. This fee has been accrued and recorded by the Company in interest expense in the second quarter of 2004.

     o If the Company fails to pay all of its obligations in full to Union Planters by September 30, 2004, a fee of $0.1 million will be payable to Union Planters ($0.1 million on October 1, 2004 and $0.3 million on the earliest of March 31, 2005, the date the Company repays all of its obligations to Union Planters or the date on which Union Planters accelerates all of the Company's obligations).

     o If the Company fails to pay all of its obligations in full to Union Planters by December 30, 2004, a fee of $0.2 million will be payable to Union Planters ($0.1 million on December 31, 2004 and $0.1 million on the earliest of March 31, 2005, the date the Company repays all of its obligations to Union Planters or the date on which Union Planters accelerates all of the Company's obligations).

In addition, the Company has executed a $1.3 million note in favor of a former owner of Versaform, now a director of the Company, in connection with the Company's purchase of Versaform. This note is secured by a pledge of 65% of the Company's interest in its Canadian subsidiary, and as part of its obligations under this note, the Company's Canadian subsidiary is subject to various restrictive covenants relating to its financial performance. This note, payable monthly over three years, had a balance at June 30, 2004 of $0.4 million and bears interest at 7.0%.

The Company has entered into other various notes payable for the purchase of certain equipment. The notes are payable in monthly installments, including interest ranging from 6.99% - 10.0%, through November 2006. The notes payable are secured by equipment. The Company also has entered into capital lease agreements for the purchase of certain equipment. The leases are payable in monthly installments, including interest ranging from 4.98% - 9.15%, through August 2005.

Please see Note 4 of the Condensed Consolidated Financial Statements included as part of this Quarterly Report on Form 10-Q for more detailed information relating to the Company's debt and the Thirteenth Amendment.

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

In addition to the cash requirements for debt service, the Company anticipates that it will incur significant additional costs in 2004 to meet the increased requirements of Section 404 of the Sarbanes-Oxley Act of 2002 regarding internal controls and procedures. Please see Part II, Item 4. Controls and Procedures of this Quarterly Report on Form 10-Q for more detailed information relating to the Company's internal controls and procedures.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern although the report of our independent accountant as of and for the year ended December 31, 2003 expresses substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company's outstanding credit facility carries an interest rate that varies in accordance with the prime rate. The Company is subject to potential fluctuations in its debt service as the prime rate changes. Based on the amount of the Company's outstanding debt as of June 30, 2004, a hypothetical 1% change in the interest rate of the Company's outstanding credit facility would result in a change in annual interest expense of approximately $0.3 million.

Item 4.    Controls and Procedures.

As of end of the fiscal quarter ended June 30, 2004, the Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation, with the participation of other members of the Company's management as they deemed appropriate, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in all material respects in ensuring that material information required to be disclosed in the periodic reports the Company files with the Securities and Exchange Commission is recorded, processed, summarized and reported in a timely manner.

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

Other than as discussed above, no significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls during the second quarter of 2004.

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

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The annual meeting of the stockholders of the Company was held on June 29, 2004. Of the 8,181,786 shares of common stock entitled to vote at such meeting, 7,843,204 shares were present at the meeting in person or by proxy.

(b) The individuals listed below were elected as Class III directors of the Company at the meeting:

     Ronald S. Saks
     Joseph Burstein
     Brian Geary

     The term of office of each individual director listed below continued after the meeting:

     Sanford S. Neuman (Class I director)
     Duane E. Hahn (Class I director)
     Thomas Unger (Class II director)
     John M. Roeder (Class II director)
     Paul L. Miller, Jr. (Class II director)

(c) The stockholders elected each of the following Class III directors at the meeting, and with respect to each director, the number of shares voted for and withheld were as follows:

                                                       Number of Shares Voted
         Name of Nominees                                For         Withheld
         -----------------------------------------------------------------------
         Ronald S. Saks                                7,637,184      206,020
         Joseph Burstein                               7,793,734       49,470
         Brian Geary                                   7,297,457      545,747

     The stockholders ratified the appointment of BDO Seidman, LLP as the Company's independent auditors with 7,807,114 shares voting for the proposal, 32,790 shares voting against the proposal and 3,300 shares abstaining.

     There were no brokers' non-votes with respect to the above matters, and all abstentions with respect to the election of directors were treated as votes withheld.

(d)  None.

Item 6.  Exhibits and Report on Form 8-K.

     (a)  Exhibits:

          See Exhibit Index.

     (b) The Company filed the following report on Form 8-K during the quarter ended June 30, 2004 (excluding Items 9 and 12):

          On June 30, 2004, the Company filed a Current Report on Form 8-K, announcing its possible move to the Nasdaq Small Cap Market.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Charles and State of Missouri on the 16th day of August, 2004.

                               LMI AEROSPACE, INC.

                               /s/ Ronald S. Saks
                               -------------------------------------
                               Ronald S. Saks,
                               President and Chief Executive Officer

                               /s/ Lawrence E. Dickinson
                               -------------------------------------
                               Lawrence E. Dickinson
                               Chief Financial Officer and Secretary

                                  EXHIBIT INDEX

Exhibit No.    Description

10.1 Employment Agreement between the Company and Robert T. Grah effective as of January 1, 2004.

10.2 Employment Agreement between the Company and Brian P. Olsen effective as of January 1, 2004.

10.3 Employment Agreement between the Company and Duane E. Hahn effective as of January 1, 2004.

10.4           Employment   Agreement   between   the  Company  and  Michael  J.
               Biffignani effective as of January 1, 2004.

10.5 Employment Agreement between the Company and Ronald S. Saks effective as of January 1, 2004.

31.1 Rule 13a-14(a) Certification of Ronald S. Saks, President and Chief Executive Officer.

31.2 Rule 13a-14(a) Certification of Lawrence E. Dickinson, Secretary and Chief Financial Officer.

32 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.