Form 10-Q
period 2004-09-30
LMI AEROSPACE INC
filed 2004-11-15
CIK 1059562

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2004.

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

Yes  X   No
    ---     ---


      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes      No  X
    ---     ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                            Number of shares outstanding as of
    Title of class of common stock                 November 12, 2004.
    ------------------------------          ----------------------------------
 Common Stock, par value $.02 per share               8,181,786

                               LMI AEROSPACE, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                FOR THE FISCAL QUARTER ENDING SEPTEMBER 30, 2004


                          PART I. FINANCIAL INFORMATION
                                                                                                           Page No.
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).

         Condensed Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003.                3

         Condensed Consolidated Statements of Operations for the three months and nine months ended
         September 30, 2004 and 2003.                                                                         4

         Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004
         and 2003.                                                                                            5

         Notes to Condensed Consolidated Financial Statements.
                                                                                                              6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF   OPERATIONS.
                                                                                                              16

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

ITEM 4.  CONTROLS AND PROCEDURES.                                                                             24

                                                                                                              24

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.                                                                                   26

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                                                    27


SIGNATURE PAGE                                                                                                28

EXHIBIT INDEX                                                                                                 29

                               LMI AEROSPACE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (Amounts in thousands, except share and per share data)

                                                                       (Unaudited)
                                                                   September 30, 2004      December 31, 2003
                                                                   ------------------      -----------------
Assets
Current assets:
   Cash and cash equivalents                                            $    260               $    441
   Trade accounts receivable, net of allowance of $193 at
     September 30, 2004 and $245 at December 31, 2003                     10,964                  9,158
   Inventories                                                            23,396                 24,159
   Prepaid expenses                                                        1,190                    787
   Deferred income taxes                                                   2,206                  2,206
   Income taxes receivable                                                   226                  1,933
                                                                        --------               --------
Total current assets                                                      38,242                 38,684

Property, plant and equipment, net                                        19,638                 22,248
   Goodwill                                                                5,653                  5,653
   Customer intangible assets, net                                         3,504                  3,792
   Other assets                                                              776                    142
                                                                        --------               --------
Total assets                                                            $ 67,813               $ 70,519
                                                                        ========               ========

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                     $  5,527               $  4,570
   Accrued expenses                                                        3,420                  2,126

   Current installments of long-term debt and capital lease
     obligations                                                          16,585                  6,069
                                                                        --------               --------
Total current liabilities                                                 25,532                 12,765

Long-term debt and capital lease obligations, less current
   installments                                                            6,653                 21,756
Deferred income taxes                                                      2,095                  2,206
                                                                        --------               --------
Total long-term liabilities                                                8,748                 23,962

Stockholders' equity:
   Common stock, $.02 par value per share; authorized
     28,000,000 shares; issued 8,736,427 shares in both
     periods                                                                 175                    175
   Preferred stock, $.02 par value per share; authorized
     2,000,000 shares; none issued in both periods                            --                     --
   Additional paid-in capital                                             26,171                 26,171
   Treasury stock, at cost, 554,641 shares in both periods                (2,632)                (2,632)
   Accumulated other comprehensive income (loss)                              --                     20
   Retained earnings                                                       9,819                 10,058
                                                                        --------               --------
Total stockholders' equity                                                33,533                 33,792
                                                                        --------               --------
Total liabilities and stockholders' equity                              $ 67,813               $ 70,519
                                                                        ========               ========

See accompanying notes.

                               LMI AEROSPACE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (Amounts in thousands, except per share and per share data)
                                   (Unaudited)


                                                       Three Months Ended                   Nine Months Ended
                                                          September 30,                       September 30,
                                                      2004              2003              2004             2003
                                                  -----------       -----------       -----------       -----------
Net sales                                         $    23,032       $    17,566       $    63,447       $    57,273
Cost of sales                                          18,272            14,823            51,689            49,882
                                                  -----------       -----------       -----------       -----------
Gross profit                                            4,760             2,743            11,758             7,391

Selling, general and administrative expenses            3,140             2,938             9,762             9,497
Restructuring charges                                      52               441               737               441
                                                  -----------       -----------       -----------       -----------
   Income (loss) from operations                        1,568              (636)            1,259            (2,547)

Other income (expense):
    Interest expense                                     (798)             (407)           (1,806)           (1,234)
    Other, net                                            414                 6               422                35
                                                  -----------       -----------       -----------       -----------
Income (loss) before income taxes                       1,184            (1,037)             (125)           (3,746)

Provision for (benefit of) income taxes                    39              (393)              114            (1,405)
                                                  -----------       -----------       -----------       -----------
Net income (loss)                                 $     1,145       $      (644)      $      (239)      $    (2,341)
                                                  ===========       ===========       ===========       ===========

Amounts per common share basic and dilutive:

   Net income (loss) per common share             $      0.14       $     (0.08)      $     (0.03)      $     (0.29)
                                                  ===========       ===========       ===========       ===========

Weighted average common shares outstanding          8,181,786         8,181,786         8,181,786         8,181,786
                                                  ===========       ===========       ===========       ===========

See accompanying notes.

                               LMI AEROSPACE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                              Nine Months Ended September 30,
                                                                2004                   2003
                                                              --------                -------
Operating activities:
Net loss                                                      $  (239)                $(2,341)
Adjustments to reconcile net loss to
   net cash provided by operating activities:
     Depreciation and amortization                              3,499                   3,665
     Gain on sale of Versaform Canada Corporation                (523)                     --
     Loss on sale of equipment                                     44                      --
     Changes in operating assets and liabilities:
         Trade accounts receivable                             (2,002)                  2,918
         Inventories                                              716                  (1,113)
         Prepaid expenses and other assets                     (1,140)                    132
         Income taxes                                           1,648                     (64)
         Accounts payable                                         991                  (2,148)
         Accrued expenses                                       1,281                    (618)
                                                              -------                 -------
Net cash provided by operating activities                       4,275                     431

Investing activities:
Additions to property, plant and equipment                       (823)                   (832)
Proceeds from sale of Versaform Canada Corporation                964                      --
Proceeds from sale of equipment                                    10                     301
                                                              -------                 -------
Net cash provided by (used by) investing activities               151                    (531)

Financing activities:
Net borrowings on revolving line of credit                        977                   3,607
Principal payments on long-term debt                           (5,564)                 (3,594)
                                                              -------                 -------
Net cash (used by) provided by financing activities            (4,587)                     13

Effect of exchange rate changes on cash                           (20)                     --
                                                              -------                 -------
Net decrease in cash and cash equivalents                        (181)                    (87)
Cash and cash equivalents, beginning of year                      441                   1,182
                                                              -------                 -------
Cash and cash equivalents, end of quarter                     $   260                 $ 1,095

Supplemental disclosures of cash flow information:

Interest paid                                                 $ 1,298                 $ 1,269

Income taxes refunded, net                                    $(1,645)                $(1,314)

Supplemental Schedule of Non-cash Investing and Financing Activities

      At August 31, 2004, the Company sold 100% of its stock in Versaform Canada Corporation, whereby all of the assets and certain liabilities were transferred to a private group of investors, as follows:

               Accounts receivable, net                      196
               Inventories                                    47
               Prepaid expenses                               22
               Net Property plant and equipment              249
               Accounts payable                               34
               Accrued expenses                               26
               Income taxes payable                           13


      The sale resulted in cash proceeds of $753, plus an additional note receivable of $96 from the buyers and $115 held in escrow, which is expected to be released in the fourth quarter of 2004.

See accompanying notes.

                               LMI AEROSPACE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Dollar amounts in thousands, except share and per share data)
                                   (Unaudited)
                               September 30, 2004

1. ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

LMI Aerospace, Inc. (the "Company") fabricates, machines and integrates formed, close tolerance aluminum and specialty alloy components for use by the aerospace and laser equipment industries. The Company is a Missouri corporation with headquarters in St. Charles, Missouri. The Company maintains facilities in St. Charles, Missouri; Auburn, Washington; Tulsa, Oklahoma; Wichita, Kansas; Irving, Texas; Sun Valley and Oceanside, California, and Pooler, Georgia.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the nine months ending September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the condensed consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.

The Company's losses from operations in recent years together with its inability in 2002 and 2003 to meet certain covenants under its loan agreement have raised substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is ultimately dependent on its ability to improve operating performance such that it can operate profitably, sustain positive operating cash flows and support its required financial covenants with its primary lender. Management is currently seeking alternative financing arrangements and pursuing the sale of certain assets to replace its current lender and secure additional funds. However, there is no assurance that the Company will continue to improve its operating results, obtain alternative financing or consummate the sale of assets. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The accompanying unaudited condensed consolidated financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, although the report of our independent certified public accountants as of and for the year ended December 31, 2003 expresses substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                               LMI AEROSPACE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Dollar amounts in thousands, except share and per share data)
                                   (Unaudited)
                               September 30, 2004


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

                               LMI AEROSPACE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Dollar amounts in thousands, except share and per share data)
                                   (Unaudited)
                               September 30, 2004


                                                      Three Months Ended           Nine Months Ended
                                                        September 30,                September 30,
                                                     2004         2003          2004          2003
                                                    -------      -------       -------       -------
Net income (loss)                                   $ 1,145      $  (644)      $  (239)      $(2,341)
   Total stock-based employee compensation
     expense determined under fair value based
     method, net of tax effect                            1          (14)           13           (51)
                                                    -------      -------       -------       -------
   Pro forma net income (loss)                      $ 1,146      $  (658)      $  (226)      $(2,392)
                                                    =======      =======       =======       =======

Net income (loss) per common share - basic and
   assuming dilution (1)
   As reported                                      $  0.14      $ (0.08)      $ (0.03)      $ (0.29)
   Pro forma                                        $  0.14      $ (0.08)      $ (0.03)      $ (0.29)


1 Options to purchase 369,893 shares of common stock at exercise prices ranging from $2.00 to $5.93 per share were outstanding at September 30, 2004 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

2.  INVENTORIES

Inventories consist of the following:

                                      September 30, 2004      December 31, 2003
                                      ------------------      -----------------
Gross inventory
     Raw materials                        $  3,874                 $  3,877
     Work in progress                        7,005                    6,238
     Finished goods                         15,287                   16,864
                                          --------                 --------
Total gross inventory                       26,166                   26,979
Reserves
     Lower of cost or market                  (283)                    (647)
     Obsolescence & slow moving             (2,487)                  (2,173)
                                          --------                 --------
Total reserves                              (2,770)                  (2,820)

Net inventory                             $ 23,396                 $ 24,159
                                          ========                 ========

                               LMI AEROSPACE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Dollar amounts in thousands, except share and per share data)
                                   (Unaudited)
                               September 30, 2004


The Company performed an in-depth analysis of inventory obsolescence and slow moving products at the end of the fourth quarter of 2003. This analysis was based on the current markets for the Company's products and the change in the buying patterns of the Company's major customers. The result of this analysis was the recording in the fourth quarter of 2003 of an additional obsolescence reserve of $1,421. The Company's reserve for obsolescence and slow moving products totaled $2,487 at September 30, 2004 and $2,173 at December 31, 2003.

In the fourth quarter of 2002, the Company established a lower of cost or market (LOCOM) reserve to accrue losses on components which had inadequate pricing, high levels of scrap and high amounts of inefficient labor; on September 30, 2004 and December 31, 2003, this reserve was at $283 and $647, respectively.

The total for both the reserve for obsolescence and slow moving products and the reserve for LOCOM was $2,770 and $2,820 for September 30, 2004 and December 31, 2003, respectively.

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

In the fourth quarter of 2003, the Company performed the required annual impairment test under SFAS No. 142 and concluded that the remaining goodwill balance, which relates to the Machining and Technology segment only, was not further impaired. The remaining goodwill was $5,653 at September 30, 2004 and December 31, 2003.

CUSTOMER RELATED INTANGIBLES

The carrying amount of customer related intangibles at September 30, 2004 and December 31, 2003 were as follows:

                                        Gross       Accumulated           Useful
                                       Amount      Amortization             Life
                                       ------      ------------        ---------
Versaform                              $3,975            $  530         15 years
Stretch Forming Corp.                     329               270        3.5 years
                                       ------            ------
         September 30, 2004            $4,304            $  800
                                       ======            ======

Versaform                              $3,975            $  332
Stretch Forming Corp.                     329               180
                                       ------            ------
         December 31, 2003             $4,304            $  512
                                       ======            ======

Customer related intangibles amortization expense was $288 for the nine months ended both September 30, 2004 and September 30, 2003 and was $385 for the year ended December 31, 2003.

                               LMI AEROSPACE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Dollar amounts in thousands, except share and per share data)
                                   (Unaudited)
                               September 30, 2004



4.  LONG-TERM DEBT AND REVOLVING LINE OF CREDIT

Long-term debt and revolving line of credit consists of the following:

                                                                  September 30,    December 31,
                                                                      2004             2003
                                                                  -------------    ------------
Term Loans:
  Tempco                                                            $ 5,813           $ 9,670
  Versaform                                                           7,988             9,167
Revolving line of credit                                              8,661             7,684
Note payable to director, principal and interest payable
   monthly at 7%                                                        289               614
Notes payable, principal and interest payable monthly, at
   fixed rates, ranging from 6.99% to 10.00%                            487               679
Capital lease obligations                                                --                11
                                                                    -------           -------
           Total debt                                                23,238            27,825
Less current installments                                            16,585             6,069
                                                                    -------           -------
       Total long term debt                                         $ 6,653           $21,756
                                                                    =======           =======


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

In addition, under the terms of the Thirteenth Amendment:

      - The maximum principal amount of the Revolving Credit Loan was increased from approximately $9,088 to $9,700 through September 30, 2004 and $9,000 thereafter, subject to a borrowing base calculation and further subject to a newly established inventory reserve requirement and a more restrictive requirement for eligible receivables, which, notwithstanding the increased borrowing maximum amount provided by the Thirteenth Amendment, could reduce the amount of borrowing available under the Revolving Credit Loan.

      - The interest rate on the Revolving Credit Loan was changed from LIBOR plus 2.5% to prime plus 1.0%. (The prime rate was 4.75% at September 30, 2004.) Moreover, because the Company had not executed and delivered a letter of intent regarding (i) the sale of the stock or of all or substantially all of the assets of certain of its subsidiaries, and/or (ii) the procurement by the Company of debt financing providing the Company with sufficient funds to repay in full the Company's obligations to Union Planters ("Letter of Intent") on or before June 30, 2004, the interest rate on the Revolving Credit Loan was increased to prime plus 1.5% and was further increased to prime plus 2.0% as the Company had not paid all of its obligations to

                               LMI AEROSPACE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Dollar amounts in thousands, except share and per share data)
                                   (Unaudited)
                               September 30, 2004


            Union Planters in full on or before September 30, 2004. The interest rate on the Tempco Term Loan provided under the Loan Agreement, which, as of September 30, 2004, had a total outstanding principal balance of approximately $5,813, was changed from LIBOR plus 3.0%, subject to a floor of 7.0% and a ceiling of 8.5%, to prime plus 2.0%, subject to a floor of 7.0%. The interest rate on the Versaform Term Loan provided under the Loan Agreement, which, as of September 30, 2004, had a total outstanding principal balance of approximately $7,988, was changed from LIBOR plus 3.0% to prime plus 2.0%. Moreover, because the Company had not executed and delivered a Letter of Intent on or before June 30, 2004, the interest rate on the Tempco Term Loan and the Versaform Term Loan was increased to prime plus 2.5% and was further increased to prime plus 3.0% as the Company had not paid all of its obligations to Union Planters in full on or before September 30, 2004.

      - Because the Company did not enter into one or more Letters of Intent by June 30, 2004, a fee of $125 will be payable on the earliest of March 31, 2005, the date the Company repays all of its obligations to Union Planters or the date on which Union Planters accelerates all of the Company's obligations. This fee has been accrued and was recorded by the Company in interest expense in the second quarter of 2004.

      - As the Company had not paid all of its obligations in full to Union Planters by September 30, 2004, it incurred an additional fee of $350 payable to Union Planters ($100 on October 1, 2004 and $250 on the earliest of March 31, 2005, the date the Company repays all of its obligations to Union Planters or the date on which Union Planters accelerates all of the Company's obligations). This fee has been accrued and was recorded by the Company in interest expense in the third quarter of 2004.

      - If the Company fails to pay all of its obligations in full to Union Planters by December 30, 2004, an additional fee of $200 will be payable to Union Planters ($100 on December 31, 2004 and $100 on the earliest of March 31, 2005, the date the Company repays all of its obligations to Union Planters or the date on which Union Planters accelerates all of the Company's obligations).

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

At December 31, 2003, the Company's Revolving Credit Loan allowed for a $9,088 line of credit, subject to a borrowing base calculation, to fund various corporate needs. Interest was payable monthly based on a ninety day LIBOR plus 2.25% and was 3.67% at December 31, 2003. The Company had $7,684 outstanding on this line at December 31, 2003. This facility was amended in January 2004 to extend maturities to March 31, 2004 and included an increase in interest to LIBOR plus 2.5%. On March 30, 2004, the Company further amended the Loan Agreement to extend the Revolving Credit Loan maturity to March 31, 2005 and establish the Revolving Credit Loan line at $9,700 until September 30, 2004, and $9,000 thereafter, each subject to a borrowing base. The Revolving Credit Loan interest was amended to prime plus 1.0% with possible adjustments as described above. The Company's revolving credit line at September 30, 2004 was at $8,661, with an additional line capacity of $339. The credit facility prohibits the payment of cash dividends on common stock without the prior written consent of Union Planters.

The Company borrowed $14,250 (Tempco Term Loan) on April 2, 2001 to finance the Tempco acquisition. The Tempco Term Loan required monthly principal and interest payments over three years

                               LMI AEROSPACE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Dollar amounts in thousands, except share and per share data)
                                   (Unaudited)
                               September 30, 2004


using a seven-year amortization and bearing interest at the ninety day LIBOR plus 3.0%, subject to a cap of 8.5% and a floor of 7.0%. On March 30, 2004 the Company amended this note establishing a maturity of March 31, 2005 and interest at prime plus 2.0% with possible adjustments as described above. The interest rate was 7.0% at September 30, 2004 and December 31, 2003. Additionally, per the Thirteenth Amendment, pre payments of $2,330 have been made on the Tempco Term Loan with proceeds of certain tax refunds and from the sale of Versaform Canada Corporation.

The Versaform Term Loan was issued for $11,000 on May 15, 2002. The Versaform Term Loan required monthly principal and interest payments over three years using a seven-year amortization and bears interest at the ninety-day LIBOR plus 3.0%. The interest rate was 7.0% at September 30, 2004 and 4.2% at December 31, 2003. On March 30, 2004 the Company amended this note increasing interest to prime plus 2.0% with possible adjustments as described above. The March 30, 2004 amendment did not change the original maturity of October 15, 2005 as stated in the Versaform Term Loan agreement.

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

                               LMI AEROSPACE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Dollar amounts in thousands, except share and per share data)
                                   (Unaudited)
                               September 30, 2004




                                               Three Months Ended                     Nine Months Ended
                                                 September 30,                          September 30,
                                            2004               2003                2004                2003
                                         --------            --------            --------            --------
Net sales:
   Sheet Metal                           $ 19,406            $ 14,427            $ 51,628            $ 47,628
   Machining and Technology                 3,626               3,139              11,819               9,645
                                         --------            --------            --------            --------
                                         $ 23,032            $ 17,566            $ 63,447            $ 57,273
                                         ========            ========            ========            ========
Income (loss) from operations:
    Sheet Metal                          $  1,241            $   (726)           $   (134)           $ (2,606)
    Machining and Technology                  327                  90               1,393                  59
                                         --------            --------            --------            --------
                                         $  1,568            $   (636)           $  1,259            $ (2,547)
                                         ========            ========            ========            ========
Interest expense:
    Sheet Metal                          $    150            $    132            $    407            $    407
    Machining and Technology                  130                 187                 441                 582
    Corporate                                 518                  88                 958                 245
                                         --------            --------            --------            --------
                                         $    798            $    407            $  1,806            $  1,234
                                         ========            ========            ========            ========
Depreciation and amortization:
    Sheet Metal                          $    966            $  1,009            $  2,863            $  3,044
    Machining and Technology                  100                  99                 296                 295
    Corporate                                 113                 100                 340                 326
                                         --------            --------            --------            --------
                                         $  1,179            $  1,208            $  3,499            $  3,665
                                         ========            ========            ========            ========
Capital expenditures:
    Sheet Metal                          $    145            $    179            $    774            $    643
    Machining and Technology                    2                   2                  18                  78
    Corporate                                  10                  15                  31                 111
                                         --------            --------            --------            --------
                                         $    157            $    196            $    823            $    832
                                         ========            ========            ========            ========

                                    September 30, 2004       December 31, 2003
                                    ------------------       -----------------
Goodwill:
    Sheet Metal                          $    --                  $    --
    Machining and Technology               5,653                    5,653
    Corporate                                 --                       --
                                         -------                  -------
                                         $ 5,653                  $ 5,653
                                         =======                  =======
Total assets:
    Sheet Metal                          $47,761                  $49,896
    Machining and Technology              15,461                   15,016
    Corporate                              4,591                    5,607
                                         -------                  -------
                                         $67,813                  $70,519
                                         =======                  =======

                               LMI AEROSPACE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Dollar amounts in thousands, except share and per share data)
                                   (Unaudited)
                               September 30, 2004


6. COMPREHENSIVE LOSS

Comprehensive loss includes adjustments to net loss for the change in foreign currency translations as follows:

                                                    Three Months Ended                      Nine Months Ended
                                                      September 30,                           September 30,
                                                 2004               2003                2004                2003
                                               -------            -------             -------             -------
Net income (loss)                              $ 1,145            $  (644)            $  (239)            $(2,341)
Other comprehensive income (loss):
       Foreign currency translation
       adjustments                                   8                (28)                (20)                 45
                                               -------            -------             -------             -------
Comprehensive income (loss)                    $ 1,153            $  (672)            $  (259)            $(2,296)
                                               =======            =======             =======             =======


The Company's August 31, 2004 sale of Versaform Canada Corporation resulted in the disposition of the foreign currency translation adjustment accumulated in other comprehensive income. The Company thus realized a $20 loss as an offset to the net gain on the sale.

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

On July 23, 2003, the Company announced the details of a restructuring plan to reduce operating expenses and increase efficiencies at its St. Charles, Missouri location, which included a reduction of work force of approximately 30 people, the exit of two leased facilities and relocation of a significant amount of its manufacturing equipment. In December 2003, the Company announced an additional restructuring program at the Wichita, Kansas plant, including a staged reduction in workforce of approximately 60 employees, and the sale of a Company-owned building and excess equipment. The Wichita restructuring program is scheduled to occur over a nine-month period during which the Company plans to transfer from its Wichita facility all extrusion stretch work to its Auburn, Washington and Vista, California locations and its milling work packages to its Tulsa, Oklahoma and Auburn, Washington facilities and plans to transfer its high pressure forming work currently produced in Auburn to the Wichita, Kansas plant. Employee severance costs for the Wichita plant restructuring were paid upon completion of the service term in 2004 and, therefore, were not accrued in 2003 per SFAS No.
146. The costs incurred for these restructuring plans as of September 30, 2004 were $737, incurred as follows: $591 for moving and relocation and $146 for severance costs. The Company expects to incur total restructuring costs for both of these programs of approximately $900 for the year ending December 31, 2004. All restructuring costs are attributable to the Sheet Metal Segment and are classified as a separate component of Selling, General and Administrative expenses.

                               LMI AEROSPACE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Dollar amounts in thousands, except share and per share data)
                                   (Unaudited)
                               September 30, 2004


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

As of September 30, 2004, the Company had a deferred tax asset of $2,206 and a partially offsetting deferred tax liability of $2,095.

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

Historically, the Company's business was primarily dependent on the commercial aircraft market, with Boeing Company as the Company's principal customer. In order to diversify its products and customer base, the Company implemented an acquisition and marketing strategy in the late 1990's that has broadened the number of industries to which the Company sells its components, and, within the aerospace industry, diversified its customer base to reduce the Company's dependence on Boeing Company. The following table specifies the Company's sales by market as a percentage of total sales for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003:

                                             Nine Months Ended      Nine Months Ended
     Market                                    September 2004         September 2003
     -------------------------------         -----------------      -----------------
     Commercial aircraft                            26.5%                   28.2%
     Corporate and regional aircraft                34.7                    24.6
     Military products                              20.1                    26.4
     Technology products                            10.6                    10.4
     Other (1)                                       8.1                    10.4
                                                   -----                   -----
     Total                                         100.0%                  100.0%
                                                   =====                   =====

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

RESULTS OF OPERATIONS
Three months ended September 30, 2004 compared to September 30, 2003

The following table is a summary of the Company's operating results for the three months ended September 30, 2004 and September 30, 2003:

($ in millions)                        Three Months Ended                               Three Months Ended
                                       September 30, 2004                               September 30, 2003
                                       ------------------                               ------------------
                             Sheet       Machining &                          Sheet        Machining &
                             Metal       Technology         Total             Metal         Technology         Total
                             -----       ----------         -----             -----         ----------         -----
Net sales                    $19.4          $ 3.6           $23.0            $14.4             $ 3.2           $17.6
Cost of sales                 15.4            2.8            18.2             12.1               2.7            14.8
                             -----          -----           -----            -----             -----           -----
Gross profit                   4.0             .8             4.8              2.3                .5             2.8
S,G & A                        2.6             .5             3.1              2.6                .4             3.0
Restructuring
   expenses                     .1             --              .1               .4                --              .4
                             -----          -----           -----            -----             -----           -----

Income (loss) from
   operations                $ 1.3          $  .3           $ 1.6            $ (.7)            $  .1           $ (.6)
                             =====          =====           =====            =====             =====           =====

SHEET METAL SEGMENT

NET SALES. The following table specifies the amount of Sheet Metal segment's net sales by category for the third quarters of 2004 and 2003 and the percentage of the segment's total net sales for each period represented by each category.

($ in millions)

                                                  3rd Qtr      % of       3rd Qtr 2003   % of Total
       Category                                     2004      Total
       --------                                   ------      -----       ------------   ----------
       Commercial aircraft                        $  5.6       28.8%          $ 5.1         35.4%
       Military products                             2.6       13.7             4.6         31.9
       Corporate and regional                        9.8       50.5             3.1         21.5
       Other                                         1.4        7.0             1.6         11.2
                                                  ------      -----          ------        -----
       Total                                      $ 19.4      100.0%         $ 14.4        100.0%
                                                  ======      =====          ======        =====

Net sales for the Sheet Metal segment were $19.4 million, up 34.7% from $14.4 million in the third quarter of 2003.

The segment generated $9.8 million in net sales for use on corporate and regional aircraft in the third quarter of 2004, an increase of 216.1% from $3.1 million in the third quarter of 2003. This increase was attributable to increased production rates at Gulfstream and sales of components recently awarded to the segment by Gulfstream and Bombardier.

Net sales for use on commercial aircraft were $5.6 million in the third quarter of 2004 compared to $5.1 million in 2003, an increase of 9.8%. This increase was primarily attributable to increased production rates on the Boeing 737, which generated $3.3 million in net sales, an increase of 13.8% from $2.9 million in the third quarter of 2003. Net sales on other Boeing models were basically unchanged.

Net sales for use in military programs declined to $2.6 million in the third quarter of 2004 from $4.6 million in the third quarter of 2003, or 43.5%. The third quarter of 2003 included net sales of $1.3 million for a B-52 refurbishment program that ended in 2004. Net sales on this program were less than $0.1 million in the third quarter of 2004. Additionally, the segment began incurring significant losses in 2002 and 2003 on certain components used on the Lockheed F-16 and C-130. As part of a negotiation, these components were removed from the segment's contract and are no longer manufactured by the segment. Net sales on the F-16 and C-130 programs declined to $1.9 million in 2004 from $2.7 million in 2003.

GROSS PROFIT. The segment generated gross profit of $4.0 million (20.6% of net sales) in the third quarter of 2004 compared to $2.3 million (16.0% of net sales) in the third quarter of 2003. Cost containment efforts primarily at the segment's St. Charles and Wichita facilities combined with the growth in net sales created an improved efficiency. Manufacturing payroll costs and fringe benefits for the third quarter of 2004 were $5.8 million, down from $6.4 million while sales increased 34.7% (see explanation above). Additionally, the segment had historically performed poorly on both the B-52 refurbishment program and certain components on other military programs, which are no longer produced by the segment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SGA"). The segment's SGA, excluding restructuring costs, was $2.6 million in the third quarter of 2004, unchanged from the third quarter of 2003.

RESTRUCTURING CHARGES. The segment continued the later phases of the restructuring of its Wichita facility in the third quarter of 2004. The segment incurred costs of $0.1 million in the quarter and expects to incur an additional $0.2 million in costs by the first quarter of 2005. During the third quarter of 2003, the segment began a restructuring of its St. Charles facility (which concluded in the first half of 2004), incurring $0.4 million in severance and re-location costs.

INTEREST EXPENSE. Interest expense for the third quarter of 2004 was $0.1 million, unchanged from the third quarter of 2003. The interest expense for the segment results from the Versaform Term Loan. Although the principal balance on the Versaform Term Loan has decreased, interest expense has slightly increased due to increases in the prime lending rate and rate penalties charged by the primary lender. (See note 4 to the consolidated financial statements.)

MACHINING AND TECHNOLOGY SEGMENT

NET SALES. The following table specifies the amount of Machining and Technology segment's net sales by category for the third quarters of 2004 and 2003 and the percentage of the segment's total net sales for each period represented by each category:

($ in millions)

                                            3rd Qtr     % of Total        3rd Qtr      % of
         CATEGORY                          of 2004                        of 2003      Total
         --------                          -------      ----------        -------      -----
         Technology products                 $ 1.4        38.8%            $1.8        56.3%
         Aerospace products                    1.9        51.6               .9        28.1
         Other                                  .3         9.6               .5        15.6
                                             -----         ---             ----       -----
         Total                               $ 3.6         100%            $3.2       100.0%
                                             =====         ===             ====       =====

Net sales for the Machining and Technology segment were $3.6 million in the third quarter of 2004, an increase of 12.5% from $3.2 million in the third quarter of 2003. Net sales on military programs reached $1.9 million in the third quarter of 2004, up from $0.9 million in the third quarter of 2003. These increases were primarily related to increased orders for components used on the Apache helicopter partially offset by reduced sales on laser equipment which generated $1.4 million in the third quarter of 2004, down 22.2% from $1.8 million in the third quarter of 2003. This decline was primarily attributable to a decline in demand for laser products used in semiconductor equipment.

GROSS PROFIT. The gross profit of the segment was $0.8 million (22.2% of net sales) in the third quarter of 2004, an increase from $0.5 million (15.6% of net sales) in the third quarter of 2003. The increased revenue provided better coverage of fixed costs during the third quarter of 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SGA for the segment was $0.5 million in the third quarter of 2004 compared to $0.4 million in the third quarter of 2003. This increase was generated by the hiring of an additional managerial role and bonuses earned during the period.

INTEREST EXPENSE. Interest expense for the segment is generated from the Tempco Term Loan. Interest expense for the third quarter of 2004 was $0.1 million compared to $0.2 million in the third quarter of 2003. (See note 4 to the consolidated financial statements.)

NON-SEGMENT EXPENSES

INTEREST EXPENSE. Interest expense not assigned to an operating segment was $0.5 million in the third quarter of 2004 compared to $0.1 million in the third quarter of 2003. This increase was primarily attributable to a fee of $0.4 million incurred by the Company for failure to refinance its debt in accordance with its current loan agreement.

OTHER INCOME. Other income for the third quarter of 2004 includes a gain of $0.5 million on the sale of the stock of Versaform Canada Corporation.

INCOME TAXES. Income taxes for the third quarter of 2004 were $0.0 compared to a benefit of $0.4 million in the third quarter of 2003. The Company's operating losses in 2002 and 2003 created doubt that it could utilize tax losses available to offset future earnings. Therefore, no tax benefit was accrued for losses generated earlier in 2004. Further, the Company still reflects a loss for the year, therefore, no taxes other than certain state obligations have been accrued.

Nine months ended September 30, 2004 compared to September 30, 2003

The following table is a summary of the Company's operating results for the nine months ended September 30, 2004 and September 30, 2003:

($ in millions)                        September 30, 2004                           September 30, 2003
                                       ------------------                           ------------------
                             Sheet       Machining &                      Sheet        Machining &
                             Metal       Technology         Total         Metal         Technology      Total
                             -----       ----------         -----         -----         ----------      -----
Net sales                   $51.6           $11.8          $63.4          $47.6           $ 9.6         $57.2
Cost of sales                42.6             9.0           51.6           41.5             8.3          49.8
                            -----           -----          -----          -----           -----         -----
Gross profit                  9.0             2.8           11.8            6.1             1.3           7.4
S,G&A                         8.4             1.4            9.8            8.3             1.2           9.5
Restructuring
   expenses                    .7              --             .7             .4              --            .4
                            -----           -----          -----          -----           -----         -----
Income (loss) from
   operations               $ (.1)          $ 1.4          $ 1.3          $(2.6)          $  .1         $(2.5)
                            =====           =====          =====          =====           =====         =====

SHEET METAL SEGMENT

NET SALES. The following table specifies the amount of Sheet Metal segment's net sales by category for the nine months ending September 30, 2004 and September 30, 2003 and the percentage of the segment's total net sales for each period represented by each category:

 ($ in millions)

                                           9 Months          % of             9 Months         % of
         Category                            2004            Total               2003          Total
         --------                            ----            -----               ----          -----
         Commercial aircraft                $ 16.8           32.6%              $16.1          33.8%
         Military products                     8.7           16.9                12.7          26.7
         Corporate and regional               22.0           42.6                14.1          29.6
         Other                                 4.1            7.9                 4.7           9.9
                                            ------          -----               -----         -----
         Total                              $ 51.6          100.0%              $47.6         100.0%
                                            ======          =====               =====         =====

Net sales for the segment were $51.6 million for the nine months ended September 30, 2004, an increase of 8.4% from $47.6 million for the nine months ended September 30, 2003.

Net sales for Corporate and Regional aircraft were $22.0 million for the first nine months of 2004 compared to $14.1 million for the first nine months of 2003. This increase was generated by production rate increases at Gulfstream and shipments of new product awards from both Gulfstream and Bombardier.

Net sales of commercial aerospace components were up 4.4% to $16.8 million for the first nine months of 2004 from $16.1 million for the first nine months of 2003. Net sales for the Boeing 737 were $9.9 million in 2004, up 23.8% from $8.0 million in 2003. Offsetting this increase were decreases on all other Boeing models, most significantly a reduction in 2004 to $0.1 million on the 757 from $1.0 million in 2003 as this aircraft was slated for cancellation by Boeing.

Military products generated net sales of $8.7 million in 2004, a decrease of 31.5% from $12.7 million in 2003. Net sales on Lockheed's F-16 and C-130 were $5.8 million in 2004, down from $8.0 million in 2003. This decrease was caused by a slow-down in ordering activity on both programs and a negotiated removal of certain products from the segments contract. Additionally, the segment completed its obligation on a B-52 refurbishment program which contributed only $0.6 million in the nine months of 2004 compared to $2.4 million in 2003.

GROSS PROFIT. The gross profit of the segment was $9.0 million (17.4% of net sales) in the first nine months of 2004 compared to $6.1 million (12.8% of net sales) in the comparable 2003 period. This increase in gross profit resulted from labor savings created by restructuring the segment's St. Charles and Wichita facilities and reducing manufacturing labor and fringe costs to $17.5 million from $21.9 million while increasing sales as discuss above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SGA"). SGA for the segment, excluding restructuring expenses, was $8.4 million in the first nine months of 2004 compared to $8.3 million in the first nine months of 2003. Reductions in payroll and other SGA expenses were offset by increased professional fees primarily related to the Company's response to a subpoena from the Department of Defense investigation. (See Part II, Item 1. Legal Proceedings.)

RESTRUCTURING CHARGES. The Company incurred $0.7 million in restructuring expenses in the first three quarters of 2004 primarily related to a reduction in work force and redistribution of work to other facilities from the segment's Wichita facility. In the first three quarters of 2003, the Company incurred $0.4 million in severance and relocation expense at the segment's St. Charles facility.

INTEREST EXPENSE. Interest expense for the segment was unchanged at $0.4 million.


MACHINING AND TECHNOLOGY SEGMENT

NET SALES. The following table specifies the amount of the Machining and Technology segment's net sales by category for the nine months ending September 30, 2004 and September 30, 2003 and the percentage of the segment's total net sales for each period represented by each category:

($ in millions)

                                      9 Months      % of           9 Months         % of
     Category                           2004        Total            2003           Total
     --------                           ----        -----            ----           -----
     Technology products              $  6.7         56.6%           $6.0           62.5%
     Aerospace products                  4.0         33.8             2.5           26.0
     Other                               1.1          9.6             1.1           11.5
                                      ------        -----            ----          -----
     Total                            $ 11.8        100.0%           $9.6          100.0%
                                      ======        =====            ====          =====

Net sales for the segment were $11.8 million in the first nine months of 2004, up 22.9% from $9.6 million in the first nine months of 2003. Net sales on technology products used in semiconductor and medical equipment were $6.7 million in the nine months ended September 30, 2004, an increase from $6.0 million in the nine months ended September 30, 2003. Increases in net sales on aerospace products was driven by sales for the Apache helicopter and various guidance system products, contributing $4.0 million in the first three quarters of 2004 compared to $2.5 million in the first three quarters of 2003.

GROSS PROFIT. The gross profit of the segment was $2.8 million (23.7% of net sales) in the first nine months of 2004 compared to $1.3 million (13.5% of net sales) in the first nine months of 2003. This increase was driven by an improved mix of product sales and better coverage of fixed costs afforded by the increased revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SGA for the segment was $1.4 million in the nine months ended September 30, 2004, up from $1.2 million in the nine months ended September 30, 2003. This increase is primarily related to increased payroll costs of the segment.

INTEREST EXPENSE. Interest expense for the segment was $0.4 million in the first three quarters of 2004 compared to $0.6 million in the first three quarters of 2003. In the nine months ended September 30, 2004, the Company prepaid $2.3 million on the Tempco Term Loan, thereby reducing interest expense.

NON-SEGMENT EXPENSES

INTEREST EXPENSE. Interest expense not assigned to an operating segment was $1.0 million in the first nine months of 2004 compared to $0.2 million in the first nine months of 2003. This increase is attributable to $0.6 million in fees for extending the Loan Agreement with Union Planters and failing to meet certain hurdles negotiated in the Loan Agreement, increases in the prime lending rate and increases in the rate spread above prime for failure to meet certain hurdles negotiated in the Loan Agreement.

OTHER INCOME. Other income for the first nine months of 2004 includes a gain of $0.5 million on the sale of the stock of Versaform Canada Corporation.

INCOME TAXES. Income taxes for the first nine months of 2004 were $0.1 million compared to a benefit of $1.4 million for the first nine months of 2003. In certain states where the company was profitable and Canada, the Company has incurred income taxes in the first nine months of 2004.

LIQUIDITY AND CAPITAL RESOURCES

Primarily as a result of our continuing losses, inability to meet our covenants and lack of liquidity, our independent certified public accountants modified their opinion on the Company's December 31, 2003 Consolidated Financial Statement to contain a paragraph wherein they expressed a substantial doubt about our ability to continue as a going concern. The Company has taken steps to improve our current liquidity and provide the capital necessary to fund our plan for future growth. The Company believes that the effect of these steps can be seen in the $1.8 million increase in net income (loss) between the third quarter of 2004 and 2003 and a similar $2.1 million increase over the first nine months of 2004 and 2003. Our efforts to raise alternative capital are discussed below, and additional information is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

As of September 30, 2004, the Company generated $4.3 million in cash from operating activities. The Company's net loss adjusted for non-cash depreciation and amortization added $3.5 million during such period. Additionally, as of September 30, 2004, the collection of $1.7 million in income tax refunds combined with growth in accrued liabilities and accounts payable of $2.3 million contributed to operating cash flow. Offsetting the cash sources were increases in accounts receivables of $2.0 million during the first nine months of 2004, resulting from growth in the Company's sales and a balance due on the sale of a subsidiary. Investments in refinancing efforts and pre-payments on insurance policies used $1.1 million of cash during the first three quarters of 2004. Cash from investing activities was $0.2 million resulting from the sale of Versaform Canada Corporation, which provided cash of $1.0 million and capital expenditures of $0.8 million. The cash generated from operating and investing activities were used to reduce the Company's debt by $4.6 million as of September 30, 2004. The Company's revolving credit line at September 30, 2004 was at $8.7 million with an additional line capacity of $.3 million.

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

In addition, under the terms of the Thirteenth Amendment to Loan Agreement:

      - The maximum principal amount of the Revolving Credit Loan was increased from $9.1 million to $9.7 million through September 30, 2004 and $9.0 million thereafter, subject to a borrowing base calculation and further subject to a newly established inventory reserve requirement and a more restrictive requirement for eligible receivables, which could reduce the amount of borrowing availability under the Revolving Credit Loan.

      - The interest rate on the Revolving Credit Loan was changed from LIBOR plus 2.5% to prime plus 1.0%. Moreover, because the Company had not executed and delivered a Letter of Intent on or before June 30, 2004, the interest rate on the Revolving Credit Loan was increased to prime plus 1.5% and was further increased to prime plus 2.0% as the Company had not paid all of its obligations to Union Planters in full on or before September 30, 2004. The interest rate on the Tempco Term Loan provided under the Loan Agreement, which, as of September 30, 2004, had a total outstanding principal balance of $5.8 million, was changed from LIBOR plus 3.0%, subject to a floor of 7.0% and a ceiling of 8.5%, to prime plus 2.0%, subject to a floor of 7.0%. The interest rate on the Versaform Term Loan provided under the Loan Agreement, which, as of September 30, 2004, had a total outstanding principal balance of $8.0 million, was changed from LIBOR plus 3.0% to prime plus 2.0%. Moreover, because the Company had not executed and delivered a Letter of Intent on or before June 30, 2004, the interest rate on the Tempco Term Loan and the Versaform Term Loan was increased to prime plus 2.5% and was further increased to prime plus 3.0% as the Company had not paid all of its obligations to Union Planters in full on or before September 30, 2004. Based on the amount of the Company's outstanding debt as of September 30, 2004, the aforementioned effective interest rate increases will result in additional interest expense of $56,000 per quarter.

      - Because the Company did not enter into one or more Letters of Intent by June 30, 2004, a fee of $0.1 million will be payable on the earliest of March 31, 2005, the date the Company repays all of its obligations to Union Planters or the date on which Union Planters accelerates all of the Company's obligations. This fee has been accrued and was recorded by the Company in interest expense in the second quarter of 2004.

      - As the Company had not paid all of its obligations in full to Union Planters by September 30, 2004, a fee of $0.4 million was payable to Union Planters ($0.1 million on October 1, 2004 and $0.3 million on the earliest of March 31, 2005, the date the Company repays all of its obligations to Union Planters or the date on which Union Planters accelerates all of the Company's obligations). This fee has been accrued and was recorded by the company in interest expense in the third quarter of 2004.

      - If the Company fails to pay all of its obligations in full to Union Planters by December 30, 2004, a fee of $0.2 million will be payable to Union Planters ($0.1 million on December 31, 2004 and $0.1 million on the earliest of March 31, 2005, the date the Company repays all of its obligations to Union Planters or the date on which Union Planters accelerates all of the Company's obligations).

In addition, the Company has executed a $1.3 million note in favor of a former owner of Versaform, now a director of the Company, in connection with the Company's purchase of Versaform. This note is subject to various restrictive covenants relating to its financial performance. This note, payable monthly over three years, had a balance at September 30, 2004 of $0.3 million and bears interest at 7.0%.

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

In addition to the cash requirements for debt service, the Company anticipates that it will incur significant additional costs in 2004 and 2005 to meet the increased requirements of Section 404 of the Sarbanes-Oxley Act of 2002 regarding internal controls and procedures. Please see Part II, Item 4. Controls and

Procedures of this Quarterly Report on Form 10-Q for more detailed information relating to the Company's internal controls and procedures.

Based upon forecasted operating results and cash flows, management believes the current lending agreement is sufficient to meet its cash needs in 2004. Management has also developed a plan that includes restructuring or possibly disposing of segments of our business, increasing sales and raising alternative capital. However, the Company's losses from operations in recent years have raised substantial doubt about the Company's ability to continue as a going concern.

If the Company fails to meet its covenants, fails to comply with the refinancing or sale of assets contemplated in the Loan Agreement, or is unable to fund its operations within the limits of the Loan Agreement, no assurance can be given that additional and/or replacement financing can be obtained on reasonable or acceptable terms or that the Company will be able to continue as a going concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern although the report of our independent certified public accountants as of and for the year ended December 31, 2003 expresses substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company's outstanding credit facility carries an interest rate that varies in accordance with the prime rate. The Company is subject to potential fluctuations in its debt service as the prime rate changes. Based on the amount of the Company's outstanding debt as of September 30, 2004, a hypothetical 1% change in the interest rate of the Company's outstanding credit facility would result in a change in annual interest expense of approximately $0.2 million.

ITEM 4.    CONTROLS AND PROCEDURES.

As of end of the fiscal quarter ended September 30, 2004, the Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation, with the participation of other members of the Company's management as they deemed appropriate, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in all material respects in ensuring that material information required to be disclosed in the periodic reports the Company files with the Securities and Exchange Commission is recorded, processed, summarized and reported in a timely manner.

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

Other than as discussed above, no significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls during the third quarter of 2004.

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


ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K.

      (a)   Exhibits:

            See Exhibit Index.

      (b) The Company filed the following report on Form 8-K during the quarter ended September 30, 2004 (excluding Items 9 and 12 and Items
            7.01 and 2.02):

            On June 30, 2004, the Company filed a Current Report on Form 8-K, announcing its possible move to the Nasdaq Small Cap Market.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Charles and State of Missouri on the 15th day of November, 2004.

                                      LMI AEROSPACE, INC.

                                        /s/ Ronald S. Saks
                                        ----------------------------------------
                                        Ronald S. Saks,
                                        President and Chief Executive Officer

                                        /s/ Lawrence E. Dickinson
                                        ----------------------------------------
                                        Lawrence E. Dickinson
                                        Chief Financial Officer and Secretary

                                  EXHIBIT INDEX


Exhibit No.                Description
-----------                -----------

31.1              Rule 13a-14(a) Certification of Ronald S. Saks, President and
                  Chief Executive Officer.

31.2              Rule 13a-14(a) Certification of Lawrence E. Dickinson,
                  Secretary and Chief Financial Officer.

32 Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.