Form 10-K
period 2004-12-31
LMI AEROSPACE INC
filed 2005-03-31
CIK 1059562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________

Commission file number	000-24293

LMI AEROSPACE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Missouri	43-1309065
(State or Other Jurisdiction of Incorporation or Organization	(IRS Employer Identification No.)

3600 Mueller Road, St. Charles, Missouri	63301
(Address of Principal Executive Officer)	(Zip Code)

(636) 946-6525
(Registrant’s Telephone Number, Including Area Code)

Securities to be registered pursuant to Section 12(b) of the Act:  None
Securities to be registered pursuant to Section 12(g) of the Act:

Common stock, $0.02 par value
(Title of Class)

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  X  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES   NO  X

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2004, was $4,439,352.

There were 8,239,265 shares of common stock outstanding as of March 23, 2005.

Documents Incorporated by Reference

Part III incorporates by reference portions of the Proxy Statement for the Registrant’s 2005 Annual Meeting.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. The Company makes forward-looking statements in this Annual Report on Form 10-K and in the public documents that are incorporated herein by reference, which represent the Company’s expectations or beliefs about future events and financial performance. When used in this report and the documents incorporated herein by reference, the words “expect,” “believe,” “anticipate,” “goal,” “plan,” “intend,” “estimate,” “may,” “will” or similar words are intended to identify forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, including those referred to under “Risk Factors” in this Annual Report on Form 10-K and otherwise described in the Company’s periodic filings.

All predictions as to future results contain a measure of uncertainty, and accordingly, actual results could differ materially. Among the factors that could cause actual results to differ from those contemplated, projected or implied by the forward-looking statements (the order of which does not necessarily reflect their relative significance) are:

•	the financial well-being of the Gulfstream, Boeing Company, Lockheed Martin, Bombardier and Cymer, orders from which comprise a majority of the Company’s consolidated revenues;

•	the effect of terrorism and other factors that adversely affect the commercial travel industry;

•
difficulties with the implementation of the Company’s growth strategy, such as acquisition integration problems and unanticipated costs relating to the Company’s manufacture of new parts for its current customers and new customers;

•	competitive pressures, such as pricing pressures relating to low-cost foreign labor and industry participation commitments made by the Company’s customers to foreign governments;

•	changes in the quality, costs and availability of the Company’s raw materials, principally aluminum;

•	the Company’s ability to stay current with technological changes, such as advancements in semiconductor and laser component technology and the development of alternative aerospace materials;

•	governmental funding for those military programs that utilize the Company’s products;

•	asserted and unasserted claims, and in particular, the Company’s ability to successfully negotiate claims relating to cost over-runs of work performed on certain customer contracts;

•	changes in employee relations;

•	environmental matters;

•	changes in accounting principles or new accounting standards;

•	compliance with laws and regulations;

•	other unforeseen circumstances; and

•	the risk factors described in Item 1 of this Annual Report on Form 10-K and in the Company’s other periodic filings with the Securities and Exchange Commission.

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

This Annual Report on Form 10-K and the documents incorporated herein by reference should be read completely and with the understanding that the Company’s actual future results may be materially different from what the Company expects. All forward-looking statements made by the Company in this Annual Report on Form 10-K and in the Company’s other filings with the Securities and Exchange Commission are qualified by these cautionary statements.

PART I

Item 1. Business

General Overview

LMI Aerospace, Inc. (the “Company”) is a leader in fabricating, machining, finishing and integrating formed, close tolerance aluminum and specialty alloy components and sheet metal products for use by the aerospace, technology and commercial sheet metal industries. Aerospace components manufactured by the Company include leading edge wing slats, flaps, winglets and lens assemblies; cockpit window frame assemblies; fuselage skins and supports; and passenger and cargo door frames and supports. The Company manufactures more than 30,000 aerospace components for integration into a variety of civilian and military aircraft platforms manufactured by leading original equipment manufacturers (“OEMs”) and prime subcontractors (“Primes”). In addition, the Company produces components and assemblies for laser equipment used by semiconductor and medical equipment manufacturers in the technology industry. The Company also produces sheet metal products for various companies in the commercial sheet metal industry. In addition to manufacturing quality components, the Company provides its customers with value-added services related to the design, production and finishing of its components, as well as distribution of kits of products directly to point of use at its customers.

For most of its history, the Company’s primary focus had been the manufacture and sale of components to the commercial aircraft market of the aerospace industry. In recent years, the Company has expanded its operations through a number of acquisitions. In April of 2001, the Company acquired the operating assets of Tempco Engineering Inc. and its affiliate, Hyco Precision, Inc. (“Tempco”). This acquisition expanded the Company’s aerospace product line and added technology components used in the manufacture of semiconductors and medical equipment as new product lines. In May of 2002, the Company acquired Versaform Corporation and its Canadian affiliates (“Versaform”), producers of large formed metal components for the regional jet, business jet and military markets of the aerospace industry. The Company acquired the metal fabrication assets of Stretch Forming Corporation in June of 2002, an aerospace sheet metal manufacturer, which manufactures components for the military market of the aerospace industry. Finally, in October of 2002, the Company acquired the operations and certain assets of the aerospace division of Southern Stretch Forming and Fabrication, Inc., a manufacturer of aerospace sheet metal components for the corporate and regional markets.

The Company was organized as a Missouri corporation in 1948. The Company’s headquarters are located at 3600 Mueller Road, St. Charles, Missouri 63301.

Recent Developments

The Company completed a refinancing of its debt with Wells Fargo Business Credit, Inc. (“Wells Fargo”), replacing its previous primary lender, Union Planters Bank, NA (“Union Planters”) on November 29, 2004. The Company repaid all of its debt with Union Planters using the proceeds of the Wells Fargo notes and $1.0 million of subordinated notes payable to certain members of its Board of Directors.

This new credit facility with Wells Fargo provides the following structure:

•
A revolving line of credit (the “Revolver”) of up to $18.0 million, subject to a borrowing base calculation. At December 31, 2004, the Company had $10.6 million outstanding under the Revolver. The borrowing base calculation at December 31, 2004 allowed the Company to borrow up to $13.9 million. The Revolver requires monthly payments of interest at Wells Fargo’s prime lending rate (5.5% at December 31, 2004) and matures in three years.

•
An equipment term loan (the “Equipment Loan”) of $4.7 million payable monthly over three years in equal monthly principal installments. The equipment loan requires monthly interest payments at Wells Fargo’s prime lending rate plus 4%. This rate can be reduced to Wells Fargo’s prime lending rate plus 0.5% if the Company is able to meet its 2005 covenants and payment of a fee of $0.1 million.

•
A real estate term loan (the “Real Estate Loan”) of $3.6 million payable in equal monthly principal installments over three years, using a ten year amortization table. The real estate note requires interest at Wells Fargo’s prime lending rate plus 4%. This rate can be reduced to Wells Fargo’s prime lending rate plus 0.5% if the Company is able to maintain sufficient liquidity and reduce the borrowing base calculation by $1.8 million over the first year of the agreement.

Under each of the Revolver, the Equipment Loan and the Real Estate Loan, the Company has an option to fix the interest rate for a period not to exceed 90 days. The new credit facility is secured by all the assets of the Company and requires the Company to meet certain non-financial and financial covenants, including minimum levels of net income and net worth and limits on capital expenditures. The new credit facility expires on November 15, 2007 and includes prepayment penalties for early termination of the facility.

In connection with the new credit facility, the Company issued an aggregate of $1.0 million of subordinated notes to certain of its directors. These subordinated notes provide for no principal payments and quarterly interest payments at 12% per annum and mature on December 31, 2007. Prepayments are allowed only if certain financial transactions or measurements are accomplished.

Business Segments

As a result of its acquisition of Tempco, the Company’s business is now divided into two segments, the Sheet Metal segment and the Machining and Technology segment. The Sheet Metal segment, which is the Company’s dominant segment, services the aerospace and commercial sheet metal industries and is comprised of all of the Company’s subsidiaries other than Tempco. The Sheet Metal segment accounted for $69.6 million, or 81.0%, of the Company’s net sales in 2004.

The business of the Machining and Technology segment, which utilizes a machining process rather than a forming process to manufacture its product line, is conducted entirely by Tempco and serves the aerospace and technology industries. More than 50% of Tempco’s revenue is derived from the medical and semiconductor technology industries. The Company originally acquired Tempco to serve as a supply arm to the Company. However, as the Tempco business evolved, it became an autonomous unit with regard to virtually all aspects of its business, which led the Company to categorize it as a distinct business segment. The Machining and Technology segment accounted for $16.3 million, or 19.0%, of the Company’s net sales in 2004.

Please see Note 14 to the Consolidated Financial Statements included as part of this Annual Report on Form 10-K for specific financial information relating to the Company’s business segments.

Risk Factors

The Company’s business, financial condition, results of operations and cash flows can be impacted by a number of factors, including, but not limited to, those factors set forth below and elsewhere in this Annual Report on Form 10-K, any one of which could cause the Company’s actual results to vary materially from recent results or from the Company’s anticipated future results.

The Company’s business is dependent on only a few customers.

In 2004, 61.9% of the Company’s aggregate sales were dependent on relationships with four major customers: Gulfstream Aerospace Corporation, Boeing Company, Lockheed Martin Corporation and Cymer, Inc. Although a majority of the Company’s sales are made pursuant to multi-year contracts, such contracts are generally terminable upon 30 days notice by the customer and typically do not require the customer to purchase any specific quantity of products. Accordingly, there can be no assurance that sales to customers that have in the past accounted for significant sales individually or as a group will continue, or if continued, will reach or exceed historical levels in any future periods. The loss of any one of these customers, or a significant reduction in the amount of orders received from any one of these customers, could cause a significant decrease in the Company’s net sales and profitability. The Company anticipates that a small number of large customers will continue to dominate its sales for the foreseeable future. See “Customers and Products - Customers” below for a description of the importance of these customers to the Company’s segments.

The Company’s business is dependent on the aerospace industry and is, therefore, susceptible to factors that affect that industry such as acts of terrorism and general economic factors.

The Company derives approximately 91.2% of its sales from services and components for the aerospace industry. As a result of the events of September 11, 2001, the commercial airline industry has suffered a significant decline in operational efficiency and financial condition. Consequently, the Company experienced a decrease in orders for new commercial aircraft and replacement components. The Company is unable to predict when the financial outlook of the airline industry might rebound or when orders for new aircraft and replacement components might increase. And, while in some instances since September 11, 2001 the Company has seen an increase in orders from certain customers, particularly producers of military and corporate and regional aircraft, the overall effect of a prolonged downturn in the commercial airline industry will be a potentially severe reduction in demand for the Company’s aerospace products. Additional acts of sabotage or terrorism or adverse results to the U.S. in its military conflicts, such as the current conflict in Iraq, would likely lead to even further reduced demand for the Company’s products and services.

In addition, the Company’s business is directly affected by certain characteristics and trends of the aerospace industry that affect its customers, such as (i) fluctuations in the aerospace industry’s business cycle, (ii) varying fuel and labor costs, (iii) intense price competition and regulatory scrutiny, (iv) certain trends, including a possible decrease in aviation activity, a decrease in outsourcing by aircraft manufacturers or the failure of projected market growth to materialize or continue, and (v) changes in military budgeting and procurement for certain military aircraft. In the event that these characteristics and trends adversely affect customers in the aerospace industry, they would reduce the overall demand for the Company’s products and services, thereby decreasing the Company’s sales and operating income.

The Company may experience cost over-runs related to orders for new products and changes to existing products.

The Company generally sells its products under firm contracts providing for a fixed price for the products sold by the Company, regardless of the production costs incurred by the Company. As a result, inaccurate pricing, manufacturing inefficiencies, start-up costs and other factors may result in cost over-runs and losses on contracts. The cost of production also may be adversely affected by increases in the cost of labor, materials and overhead and changing product standards. In many cases, the Company makes multi-year firm, fixed-price commitments to its customers without assurance that the Company’s anticipated production costs will be achieved. In some instances, the Company has been successful in obtaining the agreement of a customer to reprice a particular product and recoup previous losses, primarily when incomplete or inaccurate engineering data or out-of-tolerance tooling has contributed to these cost over-runs. However, with respect to future claims, there can be no assurance that the Company will be successful in obtaining the necessary re-pricing in order to make a particular product profitable to the Company.

Risks associated with acquisitions could result in increased costs and production inefficiencies.

A key element of the Company’s growth strategy has been expansion through the acquisition of complementary businesses involved in the aerospace industry and strategic acquisitions that would provide the Company with access to new industries. The Company’s ability to expand by acquisition is dependent on, and may be limited by, the availability of suitable acquisition candidates and the Company’s capital resources. Acquisition risks include difficulties in assimilating the operations and personnel of acquired companies, difficulties associated with new product lines and meeting new tolerance requirements, an inability to accurately price new products, the potential loss of key employees of the acquired companies, the incurrence of substantial, additional indebtedness in funding such acquisitions, and goodwill impairment. Furthermore, although the Company will investigate the business operations and assets of entities that it acquires, there may be liabilities that the Company fails or is unable to discover and for which the Company, as a successor owner or operator, may be liable. The Company evaluates acquisition opportunities from time to time, but there can be no assurance that the Company will be able to consummate acquisitions on satisfactory terms, or at all, or that it will be successful in integrating any such acquisitions into its operations. However, as indicated above, the Company’s limited capital resources will significantly restrict its ability to effect strategic acquisitions.

The Company’s industries are characterized by intense competition.

The Company’s competitors in the aerospace industry consist of a large fragmented group of companies, including certain business units or affiliates of the Company’s customers. However, the Company is unaware of any single company in the aerospace industry with which it competes in all of the Company’s processes. The Company believes that competition within the aerospace industry will increase substantially as a result of industry consolidations and trends toward favoring greater outsourcing of components and reducing the number of preferred suppliers. The Company also believes that foreign aerospace manufacturers will become an increasing source of competition, due largely to foreign manufacturers’ access to low-cost labor and the increased prevalence of industry participation commitments, pursuant to which domestic OEMs and Primes agree to award production work to manufacturers from a foreign country in order to obtain orders from that country. In contrast to the aerospace industry, the Machining and Technology segment has only a few competitors for the products it produces. Certain of the Company’s competitors in all of its industries have substantially greater financial, production and other resources than the Company. These competitors may have (i) the ability to adapt more quickly to changes in customer requirements and industry conditions or trends, (ii) stronger relationships with customers and suppliers, and (iii) greater name recognition than the Company. There can be no assurance that competitive pressures will not materially and adversely affect the Company’s business, financial condition or results of operation.

Decreases in the availability, or increases in the cost, of the Company’s raw materials would increase the Company’s operating costs.

Most of the Company’s components are manufactured from aluminum products. From time to time, the Company, and the aerospace components industry as a whole, has experienced shortages in the availability of aerospace quality aluminum. In addition, the Company’s Machining and Technology segment utilizes materials that, in some cases, may be provided by a limited number of suppliers. Raw material shortages could inhibit the Company’s ability to deliver products to its customers on a timely basis. There can be no assurance that the Company will be able to purchase sufficient quantities of aluminum products or other materials to meet its production needs in the future or that necessary materials will be available on satisfactory terms or at reasonable prices. Any such material shortage or price escalation would increase the Company’s operating costs, which would likely reduce profits.

The Company’s long-term success and growth strategy depend on its senior management and the Company’s ability to attract and retain qualified personnel.

The Company has written employment agreements with its senior management which expire December 31, 2005. The Company also maintains key man life insurance policies on the lives of certain of such personnel. However, the loss of service of one or more of the Company’s senior management personnel could result in a loss of leadership and an inability to successfully pursue the Company’s long-term success and growth strategy.

The Company’s success and future growth also depend on management’s ability to attract, hire, train, integrate and retain qualified personnel in all areas of its business. Competition for such personnel is intense, and the Company’s inability to adequately staff its operations with such personnel could render the Company less efficient, thereby slowing its rate of production. In addition, rising costs associated with certain employee benefits, in particular the rising costs associated with providing employee health coverage, could limit the ability of the Company to provide certain employee benefits in the future. The Company’s inability to provide a competitive employee benefits package could limit the ability of the Company to recruit and retain qualified personnel.

Compliance with and changes in environmental, health and safety laws and other laws that regulate the operation of the Company’s business could increase the cost of production and expose the Company to regulatory claims.

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

The operations of the end-users of the product platforms into which the Company’s components are integrated could expose the Company to product liability claims.

Although the Company assists its customers in the design of a limited number of parts, components and sub-assemblies, the Company’s business may still be exposed to possible claims of personal injury, death or property damage that may result from the failure or malfunction of any component or subassembly fabricated by the Company. The Company currently has in place aviation products liability and premises insurance, which the Company believes provides coverage in amounts and on terms that are generally consistent with industry practice. The Company has not experienced any product liability claims related to its products. However, the Company may be subject to a material loss, to the extent that a claim is made against the Company that is not covered in whole or in part by insurance, which could have a material adverse effect on the Company’s business, financial condition or results of operations. In addition, there can be no assurance that insurance coverages can be maintained in the future at a cost acceptable to the Company.

The Company’s facilities are located in regions that suffer from natural disasters.

Several of the Company’s facilities are located in regions that have an increased risk of earthquake activity, and one of the Company’s facilities has experienced damage due to floods in the past. Although the Company maintains earthquake and standard blanket flood loss insurance where necessary, an earthquake, flood or other natural disaster could have a material adverse effect on the Company’s business or its operating results.

The market price of the Company’s common stock may be volatile.

The market price of the Company’s common stock could be subject to wide fluctuations in response to quarterly variations in operating results, changes in financial estimates by security analysts, a failure of the Company to meet such estimates and other events or factors. In addition, the stock market has experienced volatility that has affected the market prices of the equity securities of many companies. The resulting changes in such market prices are often not directly related to the operating performance of such companies. Accordingly, market volatility could adversely affect the market price of the Company’s common stock.

Certain provisions in the Company’s charter documents may have the effect of delaying, deterring, or preventing certain potential acquisitions or a change in control of the Company.

The Company’s Restated Articles of Incorporation and Amended and Restated Bylaws contain certain provisions that reduce the probability of a change of control or acquisition of the Company. These provisions include, but are not limited to, (i) the ability of the Board of Directors to issue preferred stock in one or more series with such rights, obligations and preferences as the Board of Directors may determine, without any further vote or action by the shareholders, (ii) advance notice procedures for shareholders to nominate candidates for election as directors of the Company and for shareholders to submit proposals for consideration at shareholders’ meetings, (iii) the staggered election of directors, and (iv) restrictions on the ability of shareholders to call special meetings of shareholders. In addition, the Company is subject to Section 459 of the General and Business Corporation Law of Missouri, which, under certain circumstances, may prohibit a business combination between the Company and a shareholder owning 20% or more of the outstanding voting power of the Company.

Customers and Products

Customers

The Company’s principal customers serviced by the Sheet Metal segment are Gulfstream and Boeing, who are leading OEMs and Primes in the commercial, corporate and military aircraft markets of the aerospace industry. During 2004, direct sales to these customers accounted for a total of approximately 54.6% of the segment’s sales. The loss of one or both of these customers would have a material adverse effect on the segment.

Typically, the Company conducts its aerospace business under contracts that provide for: (i) payment on a net 30-45 day basis; (ii) termination for convenience upon 30 days notice; (iii) reasonable manufacturing lead time for delivery of components; (iv) limitations on and specifications for the scope of work to be performed; and (v) pricing of components by quotes. In addition, these contracts are typically “requirements” contracts under which the purchaser commits to purchase all of its requirements of a particular component from the Company. Specific orders are placed with the Company on a periodic basis.

The Machining and Technology segment’s principal customers are Cymer, a manufacturer of semi-conductor equipment in the technology industry, and Alliant Techsystems (ATK), a defense contractor. During 2004, Cymer and Alliant Techsystems accounted for 67.3% of the Machining and Technology segment sales. The loss of one or both of these customers would have a material adverse effect on the segment.

Products.

The Company fabricates, machines and integrates formed, close tolerance aluminum and specialty alloy components for use by the aerospace, technology and commercial sheet metal industries. All components are fabricated from designs and specifications prepared and furnished by its customers. Because the Company manufactures thousands of components, no one component accounts for a significant portion of the Company’s sales. The following table describes some of the principal products manufactured by each of the Company’s segments and the models into which they are integrated:

Product	Models
Sheet Metal Segment
Wing leading edge skins, flapskins and winglets	737 NG, Gulfstream G-450, Canadian Regional Jet and Citation X
Detail interior components	Boeing 737 Classic, 737 NG, 727, 747, 757, 767, 777 and C-130
Wing panels and floorbeams	747
Door assembly structural details	737 Classic, 737 NG, 747 and 757, Challenger 604, Regional Jet, F-16, C-130 and Business Jet
Thrust reversers and engine nacelles/cowlings	Gulfstream G-450, CL415, 737 Classic, 777 and B-52
Cockpit window frames and landing light lens assembly	737 NG, 747, 767, 777, Citation III, VII and Excel, MD-80, KC-10 and F-16
Fuselage and wing skin	Gulfstream G-450 and G-550, Learjet Models 45 and 60, Dash-8, 717, 737 Classic, 737 NG, 747, 757, 767, 777, C-130, F-16, Sovereign, Citation and G-300
Structural sheet metal and extruded components	Boeing 737 Classic, 737 NG, 727, 747, 757, 767, 777 and C-130, F-16, Gulfstream G450 and G550
Auxiliary power units	Embraer, Regional Jet and V-22 Osprey
Machining and Technology Segment
Fans, heat exchangers, and various assemblies and components	ELS 7000, ELS 6010 and XLA 100
Housings and assemblies for gun turrets	AH-64 Apache Helicopter
Various components and assemblies	IntraLase FS Laser

Please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview for detailed information regarding the revenues contributed by market segment.

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

In manufacturing some components for the Sheet Metal segment, the Company uses several forming processes to shape or “form” a “work piece” (aluminum, stainless steel or titanium sheet metal and extrusion) into components by applying pressure through impact, stretching or pressing the raw material (sheet metal or extrusion) to cause conformance to a die. The shapes may be simple with a single angle, bend or curve or may be complex with compound contours having multiple bends and angles. Some processes incorporate heat to soften the metal prior to or during forming. Forming processes include: drop hammer, fluid cell press, sheet metal and extrusion stretch, skin stretch, stretch draw, hot joggle, brake forming, roll forming and radial draw.

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

Value-Added Services

In addition to the products the Company sells, each segment offers its customers various value-added services that are intended to result in both cost and time savings. These services may include the production of tooling, heat treating and aging of components, computer inspection and engineering of components, chemical milling, metal finishing, polishing and painting, assembly, prototyping and warehousing, distribution and kitting. Distribution facilities in Savannah, Georgia and Tulsa, Oklahoma are designed to kit manufactured components and deliver to point of use at customer sites.

Backlog

The Company’s backlog for each of its business segments is displayed in the following table:

	As of December 31, (in millions)
	2002	2003	2004
Sheet Metal Segment
Total	$59.2	$42.7	$82.1
Portion deliverable within 12 months	$44.7	$36.4	$65.3

Machining and Technology Segment
Total	$12.9	$11.2	$12.0
Portion deliverable within 12 months	$12.5	$11.0	$12.0

The Company’s customers often modify purchase orders to accelerate or delay delivery dates. The level of unfilled orders at any given time during the year will be materially affected by provisioning policies of the Company’s customers, the timing of the Company’s receipt of orders and the speed with which those orders are filled. Moreover, sales during any period may include sales which are not part of the backlog at the end of the prior period.

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

A strategy adopted by the commercial division of Boeing requires that Boeing subcontractors purchase aluminum sheet, aluminum extrusion and titanium sheet from TMX Aerospace (a Boeing-designated raw material service provider). This supply chain approach is intended to control raw material pricing and assure adequate levels of inventory for both Boeing and its supply base. Additional designated material source strategies are used by several of the Company’s customers. Like the Boeing arrangement, these customer supply arrangements are intended to provide the Company with access to an assured supply of materials at competitive pricing.

The Company obtains its raw materials for the technology portion of its Machining and Technology segment from a variety of vendors and distributors.

The Company believes its relationships with its suppliers are satisfactory. While the loss of any one supplier could have a material adverse effect on the Company until alternative suppliers are located and have commenced providing products, alternative suppliers exist for substantially all of the products and services purchased by the Company.

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

The Company’s Quality Systems are continuously reviewed and updated to comply with the requirements of ISO9001-2000, AS9100 Revision B and NADCAP quality standards. Through this continuous improvement process the Company has maintained its approval by Boeing to D6-82479 as well as other customers’ quality standards. This updating process has allowed certain facilities with third party registrations for ISO9001-2000, AS9100 Rev. B and NADCAP to maintain those certifications for 2005. During 2005 the Company intends to continue to review all procedures to ensure that they meet the latest revisions to the ISO and AS standards. The Company will continue with its ongoing employee training program and use of lean manufacturing techniques to assist employees in becoming familiar with any changes in the Company’s procedures. The Company has continued to develop a robust internal auditing program for each of the facilities to ensure that the training is effective and to ensure ongoing compliance to customer required standards.

Sales and Marketing

The Company has realigned its sales and marketing organization into four market sectors: Commercial Aerospace, Military Aircraft, Business/Regional Jets and Non-Aerospace (which includes sales to the technology and commercial sheet metal industries). Within these sectors, one Sales and Marketing Director, two Market Sector Directors and five Program Managers support the Company and its customers in the conduct of business. At each of the Company’s facilities, customer service representatives establish and maintain a business relationship between customers and the Company’s production and fabrication business units with a focus on customer satisfaction. Additionally, two independent sales representatives conduct business on behalf of the Company.

A majority of the Company’s sales to existing customers are awarded after receipt of a request for quotation (“RFQ”). On receipt, the RFQ is preliminarily reviewed by a team consisting of members of the Company’s senior management, a program manager, an estimator and the plant manager. If the Company determines the program is adequately compatible with the Company’s capabilities and objectives, a formal response is prepared by a member of the Company’s estimator group. A substantial percentage of programs are awarded on a competitive bid basis.

Competition

Components for customers in the aerospace industry are provided by a large fragmented group of companies, including certain business units or affiliates of the Company’s customers. The Company believes participants in the aerospace industry compete primarily with respect to delivery, price and quality. To the contrary, the Company believes that there are only a few producers of components similar to the principal technology components manufactured by the Company’s Machining and Technology segment. The Company believes that engineering capability, responsiveness and price are key aspects of competition in the technology industry. In all industries in which the Company competes, certain of the Company’s competitors, including business units affiliated with the Company’s customers, have substantially greater financial, production and other resources than the Company. The Company has also recognized a trend by certain of its customers to outsource production to foreign countries where labor costs are significantly lower. In addition, the Company’s customers have expanded the use of industry participation arrangements, pursuant to which OEMs and Primes agree to outsource certain manufacturing contract work to a foreign country in return for orders for new aircraft.

Governmental Regulations, Environmental Compliance

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

Employees

As of December 31, 2004, the Company had 662 permanent employees, of whom 16 were engaged in executive positions, 88 were engaged in administrative positions and 558 were engaged in manufacturing operations. None of the Company’s employees are subject to a collective bargaining agreement, and the Company has not experienced any material business interruption as a result of labor disputes since it was formed. The Company believes it has an excellent relationship with its employees.

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

In order to increase its customer focus, the Company initiated several changes in its organizational structure. The Company divided its manufacturing plants into a West Coast Region and a Central Region and named Regional Vice Presidents to oversee these operations. Within the manufacturing plants, customer focused operating units were developed which expanded our expertise in customer quality requirements and manufacturing methods. The Company also began transitioning to a matrix organizational structure with several dual reporting relationships between corporate and plant positions in order to enhance company wide communications, provide consistency in approach, and strengthen our operation as one company.

Seasonality

The Company does not generally experience any seasonality in the demand for its products.

Geographic Operations

The Company derives less than ten percent of its sales from foreign sources.

Item 2. Properties.

Facilities

The following table provides certain information with respect to the Company’s headquarters and manufacturing centers:

Sheet Metal Segment

Location	Principal Use	Square Footage	Interest
3600 Mueller Road St. Charles, Missouri	Executive and Administrative Offices and Manufacturing Center	62,585	Owned
3030-3050 N. Hwy 94 St. Charles, Missouri	Manufacturing Center and Storage	92,736	Owned
3000-3010 N. Hwy 94 St. Charles, Missouri	Assembly and Storage	30,074	Leased (1)
101 Western Ave. So. Auburn, Washington	Manufacturing Center	79,120	Leased (2)
2629-2635 Esthner Ct. Wichita, Kansas	Manufacturing Center	31,000	Owned
2621 W. Esthner Ct. Wichita, Kansas	Manufacturing Center and Administrative Offices	39,883	Leased (3)
2104 N. 170th St. E. Ave. Tulsa, Oklahoma	Finishing and Manufacturing Facility	75,000	Owned
1120 Main Parkway Catoosa, OK	Distribution Center	40,000	Leased (4)

2205 and 2215 River Hill Rd. Irving, Texas	Machining Facility	8,400	Leased (5)
1377 Specialty Drive Vista, California	Office and Manufacturing	85,004	Leased (6)
1315 S. Cleveland Street Oceanside, California	Office and Manufacturing	19,000	Leased (7)
101 Coleman Blvd. Pooler, Georgia	Distribution	38,400	Leased (8)
Machining and Technology Segment

Location	Principal Use	Square Footage	Interest
8866 Laurel Canyon Blvd. Sun Valley, California	Office and Manufacturing	26,200	Leased (9)
11011-11021 Olinda Street Sun Valley, California	Office, Manufacturing and Storage	22,320	Leased (10)
 _____________________________________________

(1)	Month to month lease with monthly rent of $10,022.

(2)	Subject to yearly rent payments of $418,800 and expires on July 1, 2005, but the Company retains the option to extend the lease through June 30, 2008 at the monthly rate of $39,090.

(3)	Subject to yearly rent payments of $148,620 and expires on July 1, 2009, but the Company retains an option to extend the lease term for an additional five years.

(4)	Subject to yearly payments of $111,600 and expires on August 31, 2007.

(5)	Month to month lease with a monthly rent of $3,750, subject to a six-month cancellation option exercisable by the Company.

(6)
Subject to graduated yearly rent payments of $455,166 to $572,304 during the life of the lease. The lease expires on September 30, 2013, subject to the Company’s option to extend the lease for two additional five-year terms.

(7)
Subject to yearly rent payment of $86,400, and expired on January 31, 2005. This facility is leased from Edward D. Geary, the father of Brian Geary, a director of the Company. The Company vacated the building on January 31, 2005.

(8)	Subject to yearly rent payments of $165,120 and expires on August 31, 2008.

(9)	Subject to yearly rent payments of $172,920 and expires on March 31, 2006.

(10)	Subject to yearly rent payments of $155,347 and expires on March 31, 2006.

Item 3. Legal Proceedings.

In February 2004 Versaform Corporation, a wholly-owned subsidiary of the Company, was served with a grand jury subpoena and learned that the federal government (i.e., the U.S. Attorney's Office for the Southern District of California, Department of Defense, Office of Inspector General, Defense Criminal Investigative Service, and the Federal Bureau of Investigation) was conducting an investigation relating to structural components of B-52 engine cowlings Versaform manufactured for Nordam Corporation, components of auxiliary power units Versaform manufactured for Hamilton Sundstrand, a United Technologies Company, and certain tools Versaform manufactured for Lockheed Martin Corporation.

Although the investigation is ongoing, neither Versaform nor the Company has been served with notice of any pending, related legal action, and they continue to cooperate with the government.  Documents responsive to the subpoena have been produced.

Other than noted above, the Company is not a party to any legal proceedings, other than routine claims and lawsuits arising in the ordinary course of its business. The Company does not believe such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on the Company’s business.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information. The Company’s common stock is traded on the NASDAQ National Market under the symbol “LMIA.” The following table sets forth the range of high and low bid prices for the Company’s common stock for the periods indicated during the Company’s past two fiscal years:

Period	High	Low

Fiscal 2003
1st quarter	3.50	1.91
2nd quarter	2.57	1.65
3rd quarter	2.45	1.72
4th quarter	2.33	1.61

Fiscal 2004
1st quarter	2.15	1.61
2nd quarter	2.40	1.02
3rd quarter	1.97	1.11
4th quarter	8.34	1.50
 The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Holders. As of March 23, 2005, the reported closing price for the Company’s common stock was $6.01. As of March 23, 2005, there were approximately 54 holders of record of the Company’s common stock.

Dividends. Since becoming a C corporation in 1993, the Company has not declared or paid cash dividends on any class of its common stock and does not anticipate paying any cash dividends in the foreseeable future. The credit facility between the Company and Wells Fargo prohibits the Company from declaring a dividend with respect to its common stock without the financial institution’s approval. The Company currently intends to retain its earnings, if any, and reinvest them in the development of its business.

Securities Authorized for Issuance Under Equity Compensation Plans. The Company’s only compensation plan under which the Company’s common stock is authorized for issuance to employees or directors in exchange for consideration in the form of goods and services, the Amended and Restated LMI Aerospace, Inc. 1998 Stock Option Plan, was approved by the Company’s shareholders.

The following table summarizes information about our equity compensation plan as of December 31, 2004. All outstanding awards relate to the Company’s common stock.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	313,164	$ 3.31	489,257
Equity compensation plans not approved by security holders	0	0	0
Total	313,164	$ 3.31	489,257

The following table summarizes information about our equity compensation plan as of December 31, 2004. All outstanding awards relate to the Company’s common stock.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)(1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2004 - November 30, 2004	-	-	-	139,480
December 1, 2004 - December 31, 2004	5,000	$2.225	-	139,480
Total	5,000	$2.225	-	139,480

(1)	These shares were purchased as a cashless exercise of stock options issued under the Company’s 1998 Employee Stock Option Plan by an executive officer of the Company.

(2)
In 1998, the Company’s Board of Directors authorized the repurchase of up to 1,100,000 shares. As of December 31, 2004, the Company had purchased 960,520 shares under this arrangement, but the Company made no purchases of stock under this arrangement during 2004.

Item 6. Selected Financial Data.
(Dollar amounts in thousands, except share and per share data)

	2000	2001(1)	2002(2)	2003	2004
Statement of Operations Data:

Net sales	$55,658	$70,823	$81,349	$75,855	$85,908
Cost of sales	48,255	54,809	69,185	67,485	69,510
Gross profit	7,403	16,014	12,164	8,370	16,398
Selling, general & administrative expenses	9,135	10,194	12,931	13,423	13,870
Goodwill impairment charges	-	-	5,104	-	-
Income (loss) from operations	(1,732)	5,820	(5,871)	(5,053)	2,528
Interest expense	(169)	(843)	(1,495)	(1,645)	(2,175)
Other (expense) income, net	179	(247)	(525)	306	313
Income (loss) before income taxes	(1,722)	4,730	(7,891)	(6,392)	666
Provision for (benefit of) income taxes	(603)	1,764	(691)	(2,411)	236
Income (loss) before cumulative change in accounting principle	(1,119)	2,966	(7,200)	(3,981)	430
Cumulative effect of change in accounting principal, net of tax (3)	(164)	-	(1,104)	-	-
Net income (loss)	$(1,283)	$2,966	$(8,304)	$(3,981)	$430

Amounts per common share:
Income (loss) before cumulative effect of change in accounting principle	$(0.14)	$0.37	$(0.89)	$(0.49)	$0.05
Cumulative effect of change in accounting principle, net of tax	(0.02)	-	(0.14)	-	-
Net income (loss)	$(0.16)	$0.37	$(1.03)	$(0.49)	$0.05
Net income (loss) - assuming dilution	$(0.16)	$0.36	$(1.03)	$(0.49)	$0.05
Weighted average common shares outstanding	8,190,525	8,059,682	8,077,293	8,181,786	8,186,158
Weighted average dilutive stock options outstanding	-	98,444	-	-	13,956

Other Financial Data:
Capital expenditures	$2,776	$3,387	$2,293	$1,001	$1,266
Cash flows from (used by) operating activities	1,905	6,985	(2,042)	1,011	7,426
Cash flows from (used by) investing activities	(3,249)	(18,205)	(13,991)	(371)	(314)
Cash flows from (used by) financing activities	(2,888)	14,189	12,587	(1,412)	(7,119)
Gross profit margin	13.3%	22.6%	15.0%	11.0%	19.1%

Balance Sheet Data
Cash and equivalents	$1,676	$4,645	$1,182	$441	$414
Working capital	20,752	27,751	28,054	25,919	25,593
Total assets	49,680	68,002	77,865	70,519	65,381
Total long-term debt, excluding current portion	121	12,621	24,621	21,756	18,583
Stockholders’ equity	42,678	45,649	37,736	33,792	34,352
________________________________

(1)	Includes the operating results of Tempco subsequent to the acquisition on April 1, 2001.

(2)
Includes the operating results of Versaform subsequent to the acquisition on May 16, 2002, the results of SFC subsequent to the acquisition on June 12, 2002 and the results of SSFF subsequent to the acquisition date, September 30, 2002.

(3)
During 2001, the Company adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which resulted in a charge of $164 to earnings. During 2002, the Company adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, which resulted in a charge to earnings of $1,104 as discussed in Note 5 to the Consolidated Financial Statements included as part of this Annual Report on Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company manufactures and distributes formed and machined components for use in the aerospace, technology and commercial sheet metal industries. The Company primarily sells its products to the commercial aircraft, military, corporate and regional aircraft, and technology markets within the aerospace and technology industries. Historically, the Company’s business was primarily dependent on the commercial aircraft market, with Boeing as the Company’s principal customer. In order to diversify its product and customer base, the Company implemented an acquisition and marketing strategy in the late 1990’s that has broadened the number of industries to which the Company sells its components, and, within the aerospace industry, has diversified its customer base to reduce the Company’s dependence on Boeing. The following table illustrates the Company’s sales percentages over the last three years to its primary industries and markets.

Market
	2002	2003	2004
Commercial aircraft	28.5%	28.7%	25.3%
Corporate and regional aircraft	24.8	24.6	36.6
Military products	22.7	29.1	20.4
Technology products	14.2	10.9	9.8
Other (1)	9.8	6.7	7.9
Total	100.0%	100.0%	100.0%
__________________________________________________

(1) Includes commercial sheet metal and various aerospace products.

Beginning in 2001, the Company began an aggressive acquisition campaign that resulted in the consummation of four transactions through 2002. In April 2001, the Company acquired Tempco Engineering Inc. and certain of its affiliates (“Tempco”) , which expanded the Company’s aerospace product line and introduced the Company to the technology industry. In 2002, the Company acquired Versaform Corporation and certain of its affiliates (“Versaform”), as well as Stretch Forming Corporation (“SFC”) and Southern Stretch Forming and Fabrication, Inc. (“SSFF”). The Versaform acquisition significantly increased the Company’s presence in the corporate and regional aircraft market, while adding some military products to the Company’s product line. The SFC acquisition further supplemented the Company’s military product line. Finally, the Company’s acquisition of SSFF increased the Company’s business in the corporate and regional market.

As a result of the development of Tempco’s business, the Company determined that Tempco should operate and be managed as an autonomous unit, and, accordingly, as a business segment separate from the Company’s other businesses. The Tempco business, which sells machined components to both the aerospace and technology industries, is referred to in this discussion as the Machining and Technology segment and the Company’s other businesses are referred to as the Sheet Metal segment.

Results of Operations

Year ended December 31, 2004 compared to year ended December 31, 2003

The following table provides the comparative data (in millions of dollars) for 2003 and 2004 for each of the Company’s segments.

	2003			2004
	Sheet Metal	Machining & Technology	Total	Sheet Metal	Machining & Technology	Total
Net Sales	$62.0	$13.9	$75.9	$69.6	$16.3	$85.9
Cost of Sales	56.0	11.5	67.5	56.9	12.6	69.5
Gross Profit	6.0	2.4	8.4	12.7	3.7	16.4
S, G & A	11.8	1.7	13.5	12.0	1.9	13.9
Income (loss) from operations	$(5.8)	$0.7	$(5.1)	$0.7	$1.8	$2.5
 The Sheet Metal Segment

Net Sales. Net sales for the Sheet Metal Segment were $69.6 million in 2004, an increase of 12.3% from $62.0 million in 2003. The following table summarizes the sales (in millions of dollars) of the Sheet Metal segment by the market served:

Market	2003	2004	Difference
Commercial Aircraft	$21.7	$21.7	$-
Corporate & Regional Aircraft	18.7	31.3	12.6
Military	17.9	11.0	(6.9)
Other	3.7	5.6	1.9
Total	$62.0	$69.6	$7.6

Net sales of components used on commercial aircraft were $21.7 million in 2004, unchanged from 2003. Increases on net sales of components for the Boeing 737 model in 2004 were offset by declines in net sales on the Boeing 747, 757 and 767 models.

Net sales of components on corporate and regional aircraft were $31.3 million in 2004, up by 67.4% from $18.7 million in 2003. This increase in net sales was driven by higher production rates on Gulfstream aircraft in addition to new work awarded to the segment by Gulfstream and Bombardier.

Net sales of military products were $11.0 million in 2004, down from $17.9 million in 2003. This decline was attributable to the end of a B-52 refurbishment program in 2004 and a decline in demand for components used on F-16 aircraft.

Gross Profit. The Sheet Metal Segment generated gross profit of $12.7 million (18.2% of net sales) in 2004, an increase from $6.0 million (9.7% of net sales) in 2003. The segment initiated a restructuring effort in its St. Charles, Missouri facility in the third quarter of 2003 and a separate restructuring at its Wichita, Kansas facility in the first quarter of 2004. These restructuring efforts realigned production processes within these facilities and transferred certain processes to other facilities in the segment to reduce fixed overhead and employment levels at these locations. The combination of these restructuring efforts and the increase in net sales discussed above provided the improvement in gross profit in 2004. Specifically, the segment generated a $7.6 million increase in net sales and incurred labor and fringe benefit costs of $23.8 million in 2004 compared to $28.1 million in 2003.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the Sheet Metal Segment were $12.0 million in 2004, up from $11.8 million in 2003. Included in these expenses were restructuring costs of $0.9 million in 2004 and $0.5 million in 2003. Excluding these restructuring expenses, selling, general and administrative expenses were $11.1 million in 2004 compared to $11.3 million in 2003. This decrease was due to a reduction in payroll expenses.

Exit Costs. During the second half of 2003, the segment began a restructuring of its St. Charles, Missouri facility by realigning its production processes, reducing employment levels and exiting a leased facility. Additionally, early in 2004, the segment restructured its Wichita, Kansas facility by transferring all forming processes other than hydraulic fluid forming and related milling operations to other facilities within the segment, reducing employment levels and preparing to exit an owned facility that the Company plans to sell in 2005. The segment incurred $0.9 million in 2004 and $0.5 million in 2003 of costs related to severance pay, moving costs and training of operators at the facilities receiving new work from the restructured facilities. The segment expects to incur only modest costs related to these restructurings in 2005.

The Machining and Technology Segment

Net Sales. Net sales for the Machining and Technology Segment were $16.3 million in 2004, a 17.3% increase from $13.9 million in 2003. A summary of net sales (in millions of dollars) by market is displayed in the following table:

Market	2003	2004	Difference
Laser equipment	$8.2	$8.4	$0.2
Military	4.0	6.5	2.5
Other	1.7	1.4	(0.3)
Total	$13.9	$16.3	$2.4

Net sales to the laser equipment markets were $8.4 million in 2004, up 2.4% from $8.2 million in 2003. This increase was generated by strong demand in the second quarter of 2004 for components used in lasers for the semiconductor industry. Demand for laser components was impacted by a program instituted by one of the Company’s customers to refurbish used components instead of purchasing new components.

Net sales of military products were $6.5 million in 2004 compared to $4.0 million in 2003, an increase of 62.5%. Net sales of components used on the Apache helicopter were $5.3 million in 2004, up from $3.1 million in 2003. This increase in net sales on the Apache program was attributable to increased production rates for the helicopter and a maintenance order from the U.S. government for which deliveries began in the fourth quarter of 2004 and is expected to end in the first quarter of 2005.

Gross Profit. The Machining and Technology segment generated a gross profit of $3.7 million (22.7% of net sales) in 2004, an increase from $2.4 million (17.3% of net sales) in 2003. The increased net sales allowed the segment to generate labor efficiencies in production as manufacturing labor and related fringe benefits incurred were $6.5 million (39.9% of net sales) in 2004 compared to $5.9 million (42.4% of net sales) in 2003. The segment successfully re-priced a key component to a customer that added $0.2 million to gross profit. The increased net sales also provided better coverage of fixed costs.

Selling, General and Administrative Expenses. The segment incurred selling, general and administrative expenses of $1.9 million (11.7% of net sales) in 2004, up from $1.7 million (12.2% of net sales) in 2003. This increase was attributable to increased payroll expenses from additional staff and bonus payments.

Non Operating Expenses

Other Income. The Company generated other income of $0.3 million in 2004 and 2003. The 2004 other income included a gain of $0.4 million on the sale of the Company’s Versaform Canada subsidiary. This gain was offset by losses on disposals of idle capital equipment of $0.1 million. During 2003, the Company generated gains of $0.3 million on the sale of certain available for sale securities.

Interest. Interest expense was $2.2 million in 2004 and $1.6 million in 2003. This $0.6 million increase was attributable to $0.4 million in fees charged by the Company’s former primary lender and increased interest rates payable under the lending agreement governing the Company’s debt through November 29, 2004. See Note 7 to the Consolidated Financial Statements included as part of this Annual Report on Form 10-K for further discussion.

Income Taxes. The Company incurred income tax expense of $0.2 million in 2004 compared to a benefit of $2.4 million in 2003. The large benefit in 2003 was attributable to the large financial loss in that period. The effective tax rate was 35.4% in 2004 and 37.7% in 2003.

Year Ended December 31, 2003 compared to year ended December 31, 2002

The following table (in millions of dollars) provides the comparative data for 2002 and 2003 for each of the Company’s segments.

	2002			2003
	Sheet Metal	Machining & Technology	Total	Sheet Metal	Machining & Technology	Total
Net Sales	$61.3	$20.0	$81.3	$62.0	$13.9	$75.9
Cost of Sales	54.3	14.9	69.2	56.0	11.5	67.5
Gross Profit	7.0	5.1	12.1	6.0	2.4	8.4
S, G & A	11.3	1.6	12.9	11.8	1.7	13.5
Goodwill Impairment	5.1	-	5.1	-	-	-
Income (loss) from operations	$(9.4)	$3.5	$(5.9)	$(5.8)	$0.7	$(5.1)

The Sheet Metal Segment

Net Sales. Net sales for the Sheet Metal segment were $62.0 million in 2003, up 0.8% from $61.3 million in 2002. Net sales were augmented in 2003 by the inclusion of a full year of revenue from the acquisitions of Versaform in May 2002, SFC in June 2002 and SSFF in September 2002 which were partly offset by lower Commercial, Corporate and Regional Aircraft Sales. The following table summarizes the sales of the Sheet Metal segment by the market served:

Market
	2002	2003	Difference
Commercial Aircraft	$23.0	$21.7	$(1.3)
Corporate & Regional Aircraft	20.0	18.7	(1.3)
Military	12.0	17.9	5.9
Other	6.3	3.7	(2.6)
Total	$61.3	$62.0	$0.7

Net sales for use on Boeing commercial aircraft were $21.7 million in 2003. The decline in net sales of components for Boeing commercial aircraft of $1.3 million is principally due to reduced volume on the 757 and 767 models which generated less than 5% of the segment’s net sales. Net sales for the 737 were $11.2 million in 2003 and $11.8 million in 2002. The segment generated net sales for the 747 model of $6.1 million in 2003, up from $5.0 million in 2002. Boeing ended production of the 757 model in 2004, which only contributed $0.5 million of net sales to the segment in 2003, down from $1.3 million in 2002. The 767 model, currently produced at historically low rates, is threatened with cancellation if the United States Air Force does not purchase a tanker version of the 767. The segment generated net sales for the 767 of $1.4 million in 2003, down from $2.7 million in 2002.

Net sales for the corporate and regional aircraft markets were $18.7 million in 2003, down $1.3 million from 2002. This reduction resulted from a decline in volume for Gulfstream products, which accounted for $10.7 million in net sales in 2003 compared to $14.2 million in 2002. In the third quarter of 2003, Gulfstream ceased production of aircraft for 28 days and cut production schedules, thereby reducing its demand for the segment’s product. In September 2003, the segment opened a distribution facility in Savannah, Georgia, near Gulfstream’s production facility and began supplying kits comprised of product both produced by the segment and purchased from other suppliers. The new facility generated only $0.2 million in net sales during 2003 as deliveries began in November. Net sales in 2003 were negatively impacted by $0.3 million due to the start up of the distribution facility as product previously sold to the customer was provided to the distribution facility. Offsetting this decline was an increase in net sales for the Bombardier family of aircraft to $4.8 million in 2003 from $3.7 million in 2002. The increase in Bombardier demand was primarily driven by the Canadair Regional Jet.

Net sales of military product were $17.9 million in 2003, up $5.9 million from 2002. This increase was primarily attributable to shipments of product for a B-52 refurbishment program of $3.9 million in 2003, up from $0.7 million in 2002; net sales on Lockheed Martin aircraft, principally F-16 and C-130, of $10.6 million, up from $9.3 million in 2002; and a new program with GKN Aerospace which generated net sales of $0.8 million in 2003.

Gross Profit. The Sheet Metal segment had a gross profit of $6.0 million (9.7% of sales) in 2003, compared to $7.0 million (11.4% of net sales) in 2002. The decline in gross profit was due to a $1.2 million increase in the Company’s inventory obsolescence and slow moving reserve in the fourth quarter based on management’s evaluation of the current aerospace industry, customer requirements and inventory quantities. This reserve offset a favorable gross profit impact.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $11.8 million in 2003, up from $11.3 million in 2002. The $0.5 million increase primarily reflects the inclusion of the Versaform acquisition for a full year. Also included in selling, general and administrative expenses were restructuring costs of $0.5 million in 2003. These costs were incurred as the segment executed a downsizing of the St. Charles plant. The costs incurred included severance pay, costs of moving and rearrangement and professional fees. See Note 15 to the Consolidated Financial Statements included as part of this Annual Report on Form 10-K for further discussion.

Goodwill Impairment. In 2002, the segment recorded an impairment charge of $5.1 million to reflect the write off of goodwill as determined under SFAS No. 142, Goodwill and Other Intangible Assets. See Note 5 to the Consolidated Financial Statements included as part of this Annual Report on Form 10-K and “Critical Accounting Estimates” set forth later in this discussion for more information on the testing process and assumptions made by the Company. The impairment charge in 2002 removed all goodwill from the segment.

Interest Expense. Interest expense for the segment was $0.9 million in 2003, up from $0.6 million in 2002. Interest expense for the segment was predominantly due to borrowings incurred in connection with the acquisition of Versaform in May 2002. The note evidencing this indebtedness was issued with a three year maturity and was amortized on a seven year schedule. The note accrued interest at LIBOR plus 3.0% and the effective rate was 4.2% at December 31, 2003. The increase in interest expense was due to twelve months of interest in 2003 compared to eight months of interest in 2002. Please see Liquidity and Capital Resources, below.

The Machining and Technology Segment

Net Sales. Net sales for the Machining and Technology Segment were $13.9 million in 2003, down 30.5% from $20.0 million in 2002. Declines in components for lasers and military programs contributed to the reduction in net sales.

Net sales of products used in laser equipment were $8.2 million in 2003, down 28.1% from $11.4 million in 2002. The segment’s largest customer supplies the semiconductor industry and experienced a decline in demand which resulted in lower demand for the Company’s products. This decline was moderated by a slight increase in sales of products for medical lasers used in lasik eye surgery.

Net sales of military components were $4.0 million in 2003, down 36.5% from $6.3 million in 2002. These components are primarily used on Boeing’s Apache helicopter and in guidance systems for various military applications. The sale in 2002 of Boeing’s Weapon and Armament Division to Alliant Tech Systems (“ATK”) disrupted normal sales volumes in 2003 as sales to the combined entities were $3.1 million in 2003, down from $4.4 million in 2002. This decline was due to a surge of orders in 2002 during the Afghanistan invasion, inventory adjustments at Boeing and ATK, and the competitive loss of certain components after the sale.

Gross Profit. The Machining and Technology segment generated a gross profit of $2.4 million (17.2% of net sales) in 2003 compared to $5.1 million (25.5% of net sales) in 2002. The rapid decline in net sales early in 2003 was managed by manufacturing certain work previously performed at suppliers, resulting in a decrease in purchased subcontract services to $1.3 million (9.3% of net sales) in 2003 from $2.5 million (12.5% of net sales) in 2002. Additionally, manufacturing salaries, wages and fringes reduced in total dollars but increased as a percentage of net sales to $5.9 million (42.4% of net sales) in 2003 from $6.7 million (33.5% of net sales) in 2002. The decline in labor and fringe dollars was indicative of management’s attempt to reduce hours and employment levels during periods of lower sales. However, these reductions did not match the rate of decline in net sales, resulting in lower productivity and gross margins. The lower revenue base also provided less benefit to cover the fixed costs related to the operations. In the fourth quarter of 2003, the Company recorded an additional $0.3 million reserve for components determined to be obsolete or slow moving.

Selling, General and Administrative Expenses. The segment’s selling, general and administrative expenses were comprised principally of administrative salaries and wages, professional services and fees for corporate services. Selling, general and administrative expenses for 2003 were $1.7 million (12.2% of net sales), up slightly from $1.6 million (8.0% of net sales) in 2002. This increase was primarily attributable to increased payroll related to accounting support.

Interest Expense. Interest expense for the Machining and Technology segment was related to the term note executed to fund the purchase of Tempco. The interest rate was ninety day LIBOR plus 3.0%, subject to a floor of 7.0% and a ceiling of 8.5%. The note was reduced using a seven year amortization schedule and was issued with a maturity date of three and one-half years (September 30, 2004). Interest on this note was $0.8 million in 2003, down from $0.9 million in 2002 due entirely to principal reductions as the interest rate had been at the floor rate of 7.0% for the two year period. Please see Liquidity and Capital Resources, below.

Consolidated Operations

Non-Operating Expense

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

Income Taxes. The income tax benefit in 2003 was $2.4 million compared to a benefit of $0.7 million in 2002, both due to operating losses. During 2003, the Company’s effective tax rate was 37.7% compared to 8.7% in 2002. The effective tax rate in 2002 was unusually low due to the nondeductible impairment of goodwill recorded in that period. See Note 11 to the Consolidated Financial Statements included as part of this Annual Report Form 10-K for further information on the Company’s effective tax rate.

Liquidity and Capital Resources

The Company generated net income of $0.4 million in 2004. Cash from operating activities was $7.4 million, consisting principally of net income adjusted for non-cash depreciation and amortization of $4.7 million, income tax refunds of $1.8 million and an increase of accounts payable of $1.3 million.

Cash flow used in investing activities was $0.3 million. During 2004, the Company invested $1.3 million in capital expenditures, the largest of which were related to a new oven and build out at a new leased facility in Vista, California. The Company generated $0.9 million from the sale of its Versaform Canada subsidiary in September 2004.

Cash flow used in financing activities was $7.1 million in 2004, all for repayment of debt. The Company completed a refinancing of its debt with Wells Fargo Business Credit, Inc. (“Wells Fargo”), replacing its previous primary lender, Union Planters Bank, NA (“Union Planters”) on November 29, 2004. The Company repaid all of its debt with Union Planters using the proceeds of the Wells Fargo notes and $1.0 million of subordinated notes payable to certain members of its Board of Directors.

During 2003 and early in 2004, the Company was in violation of certain terms of its lending agreement with Union Planters. An amendment to the new loan agreement was negotiated with Union Planters that waived these violations, established new financial and non-financial covenants and provided for certain fees and increases in interest rates if the Company did not meet various milestones to refinance the debt with another lender before the agreement expired on March 31, 2005. On November 29, 2004, the Company negotiated a new lending agreement with Wells Fargo. The new credit facility with Wells Fargo provides the following structure:

•
A revolving line of credit (the “Revolver”) of up to $18.0 million, subject to a borrowing base calculation. At December 31, 2004, the Company had $10.6 million outstanding under the Revolver. The borrowing base calculation at December 31, 2004 allowed the Company to borrow up to $13.9 million. The Revolver requires monthly payments of interest at Wells Fargo’s prime lending rate (5.5% at December 31, 2004) and matures in three years.

•
An equipment term loan (the “Equipment Loan”) of $4.7 million payable monthly over three years in equal monthly principal installments. The equipment loan requires monthly interest payments at Wells Fargo’s prime lending rate plus 4%. This rate can be reduced to Wells Fargo’s prime lending rate plus 0.5% if the Company is able to meet its 2005 covenants and payment of a fee of $0.1 million.

•
A real estate term loan (the “Real Estate Loan”) of $3.6 million payable in equal monthly principal installments over three years, using a ten year amortization table. The real estate note requires interest at Wells Fargo’s prime lending rate plus 4%. This rate can be reduced to Wells Fargo’s prime lending rate plus 0.5% if the Company is able to maintain sufficient liquidity and reduce the borrowing base calculation by $1.8 million over the first year of the agreement.

Under each of the Revolver, the Equipment Loan and the Real Estate Loan, the Company has an option to fix the interest rate for a period not to exceed 90 days. The new credit facility is secured by all the assets of the Company and requires the Company to meet certain non-financial and financial covenants, including minimum levels of net income and net worth and limits on capital expenditures. The new credit facility expires on November 15, 2007 and includes prepayment penalties for early termination of the facility.

In connection with the new credit facility, the Company issued an aggregate of $1.0 million of subordinated notes to certain of its directors. These subordinated notes provide for no principal payments and quarterly interest payments at 12% per annum and mature on December 31, 2007. Prepayments are allowed only if certain financial transactions or measurements are accomplished.

The Company believes that this new credit facility provides adequate flexibility to cover working capital and capital expenditure needs through the end of its term. See Note 7 to the Consolidated Financial Statements included as part of this Annual Report on Form 10-K for additional information.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements consist primarily of operating leases as reflected under Contractual Obligations and Commitments below.

Contractual Obligations and Commitments

The Company had the following contractual obligations and commitments for debt, capital leases and non-cancelable operating lease payments ($ in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt(1)	20,556	1,973	18,583	-	-
Operating Leases	8,061	2,013	2,583	1,405	2,060
Total (2)	28,617	3,986	21,166	1,405	2,060
________________________

(1)	Includes subordinated debt of $1.0 million due December 31, 2007.

(2)
The Company has not committed to any significant current or long-term purchase obligations for its operations and has no other long-term liabilities reflected on its balance sheet under GAAP or capital leases.

Critical Accounting Estimates

Certain accounting issues require management estimates and judgments for the preparation of financial statements. The Company believes that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on the Company’s financial statements. Therefore, the Company considers these to be its critical accounting estimates. The Company’s management has discussed the development and selection of these critical accounting estimates with the Audit Committee of the Company’s Board of Directors and the Audit Committee has reviewed the Company’s disclosure relating to these estimates. The Company’s most significant estimates and judgments are listed below.

Accounts Receivable Reserves. The Company evaluates the collectibility of its accounts receivable based on a combination of factors, including historical trends and industry and general economic conditions. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings or substantial downgrading of credit scores), a specific reserve for bad debts is recorded against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. The Company’s evaluation also includes reserves for billing adjustments, pricing changes, warranty claims and disputes. If circumstances change (i.e., an unexpected material adverse change in a major customer’s ability to meet its financial obligations to the Company), estimates of the recoverability of amounts due to the Company could be reduced by a material amount. The Company applies this policy to its acquired businesses and makes adjustments to existing bad debt reserves based upon its evaluation.

As discussed in Note 1 to the Consolidated Financial Statements included as part of this Annual Report on Form 10-K, the Company generates a significant portion of its revenues and corresponding accounts receivable from sales to a limited number of customers in the aerospace and technology industries. If these customers experience significant adverse conditions in their industries or operations, including the continued impact of the current downturn in demand for aerospace and technology products, these customers may not be able to meet their ongoing financial obligations to the Company for prior sales or purchase additional products under the terms of existing contracts.

Inventory. The Company values its inventories at the lower of cost or market using actual cost for raw materials and average cost for finished goods and work in process. In assessing the ultimate realization of inventories, the Company makes judgments as to future demand requirements based upon customer orders in backlog, historical customer orders, customer and industry analyst estimates of aircraft production rates, and other market data available to the Company. Additionally, in the aviation industry, these future demand requirements depend on estimates of aircraft lives and the need for spare parts over the course of the aircraft life. The Company has recorded charges in recent periods due to discontinuances of product lines, losses of customer contracts, lack of order activity, or changes in expectations of future requirements. In the fourth quarter of 2003, the Company recorded a charge of $1.4 million based upon management’s evaluation of the current aerospace industry, customer requirements, and inventory quantities.

The Company sells much of its product under fixed price arrangements. Occasionally, costs of production may exceed the market values of certain products and product families, which requires the Company to adjust its inventory value. In these circumstances, management is required to make estimates of costs not yet incurred to determine the ultimate cost of these products that are in work in process. Changes in the assumptions and estimates of such factors as expected scrap, costs of material, labor and outside services and the amount of labor required to complete the products may result in actual results that vary from management’s estimates.

At times, the Company accepts new orders for products from its customers in which actual production costs may differ from the Company’s expectations when it quoted the product. Additionally, customers may request engineering changes or quality acceptance changes in products that may alter the cost of products produced by the Company. In these circumstances, the Company notifies the customer of these issues and seeks reimbursement for costs incurred over and above the selling price of the products and re-pricing of the product on future deliveries. The Company’s inventory valuation considers the estimated recovery of these costs. Actual negotiation of the claim amounts may result in outcomes different from those estimated by the Company and may have material impacts upon the operating results of the Company. During the fourth quarter of 2002, significant cost over-runs were incurred on certain products for which the Company submitted a claim to its customer. At year-end, the Company could not estimate the probable recovery of any amounts covered by this claim. Therefore, excess inventory costs were written off and margins in 2002 were negatively impacted. Subsequent recovery of this claim could have a material impact upon future operating results of the Company.

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

The Company established the value of its segments with the assistance of an outside expert that used Company provided forecasts of operations by reporting unit, independent review of the assumptions in these forecasts, evaluations of the carrying value of certain assets and liabilities, and independent appraisals of the Company’s fixed assets. These forecasts required the Company to estimate future sales prices and volumes of its reporting units. The Company used its internal budgets, customer order backlog, historical customer ordering patterns, customer and industry projections of demand and other market information as well as current cost of production to estimate future cash flows. Actual results may vary significantly from the Company’s projections and may result in material adjustments to the goodwill balance on the Company’s financial statements.

Income Taxes. The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Related Party Transactions

In May of 2002, the Company acquired the outstanding capital stock of Versaform Corporation, a California corporation, and the capital stock of its subsidiary, 541775 B.C., Ltd., a corporation incorporated in the Province of British Columbia, Canada. All of the capital stock of Versaform Corporation and affiliates was owned directly by Brian Geary, an individual residing in the State of California. At the time, 541775 B.C., Ltd. owned all of the outstanding capital stock of Versaform Canada Corporation, a corporation incorporated in the Province of British Columbia, Canada. The Company subsequently, consolidated 541775 B.C., Ltd. and Versaform Canada Corporation with its own wholly-owned Canadian subsidiary, LMIV Holding Ltd., a corporation incorporated in the Province of British Columbia, Canada. In June of 2002, Mr. Geary was appointed as a director of the Company. As part of the transaction pursuant to which it acquired Versaform Canada Corporation, the Company executed a non-negotiable, subordinated promissory note in favor of Mr. Geary, in the principal amount of $1.3 million. This promissory note is payable in 36 monthly installments beginning on July 1, 2002, and bears interest at a rate of 7% per annum. The note was secured by a pledge of 65% of the Company’s interest in its Canadian subsidiary, and pursuant to such pledge, the Company’s Canadian subsidiary was required to meet certain financial and other restrictive covenants. Also, as part of the transaction, the Company is required to pay Mr. Geary additional consideration of up to 5% of the annual net sales received under agreements between Versaform and Hamilton Sundstrand, a customer of Versaform, in excess of $3 million. There have been no payments earned by Mr. Geary for sales to Hamilton Sundstrand. During September 2004, the Company sold the Canadian subsidiary. Mr. Geary released this secured interest in the Canadian subsidiary in conjunction with the Company’s sale of the Canadian subsidiary.

In September 2002, the Company acquired from Mr. Geary the operations and certain of the assets of the aerospace division of SSFF, an aerospace sheet metal manufacturer based in Denton, Texas. The Company paid Mr. Geary consideration consisting of 90,000 shares of the Company’s common stock for machinery and equipment, issued pursuant to a private placement conforming with the safe harbor provisions of Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, $115,000 cash for all inventories, and the transfer of certain equipment valued at $60,000. Also, as part of the SSFF transaction, the Company is required to pay Mr. Geary 5% of the gross sales of specific parts to a specific customer during the period beginning on January 1, 2003 and ending on December 31, 2007, not to exceed $500,000. Payments to Mr. Geary under this agreement were $55,000 and $109,000 for the years ended December 31, 2003 and 2004, respectively.

The Company negotiated each of the above transactions on an arm’s-length basis. Although Mr. Geary was not a director at the time of the Company’s acquisition of Versaform, the Company received an opinion from an independent investment banking firm stating that the Company’s acquisition of Versaform was fair from a financial point of view to the holders of the Company’s common stock. Because the Company’s acquisition of SSFF occurred following Mr. Geary’s appointment to the Company’s Board of Directors, and because of the potential conflict of interest created by the Company’s acquisition of assets from Mr. Geary, the Company’s audit committee reviewed the following specific factors relating to the Company’s acquisition of SSFF:

•	whether or not the potential conflict of interest arising from the Company’s proposed transaction with SSFF and indirectly with Mr. Geary had been fully disclosed and revealed to the Audit Committee;

•	whether or not the proposed transaction had been negotiated at arm’s-length;

•	whether or not Mr. Geary had participated in the negotiation of the proposed transaction on behalf of the Company; and

•	whether or not the terms of the proposed transaction were fair to the Company and its shareholders.

After full discussion and deliberation of these factors, the members of the Company’s Audit Committee unanimously determined that all relevant facts regarding a potential conflict of interest had been fully disclosed to the Audit Committee, that the terms of the proposed transaction were fair and in the best interests of the Company and its shareholders, and that the transaction had been negotiated at arm’s-length, without participation by or influence of Mr. Geary with respect to the Company’s interest.

The Company leases its facility located at 11011-11021 Olinda Street in Sun Valley, California from multiple landlords, one of whom is a trust for the benefit of Ernest L. Star, the father of Ernest R. Star, the former General Manager of Tempco. Ernest R. Star is a co-trustee of this trust. Pursuant to the terms of the applicable lease agreement, the Company pays the owners of this property aggregate annual rent payments of $155,347 for the lease of a facility with square footage of 22,320. In addition, the Company leases property located at 8866 Laurel Canyon Blvd. in Sun Valley, California from Starwood Company, a company beneficially owned in part by Ernest L. Star. Pursuant to the terms of the applicable lease agreement, the Company pays Starwood Company aggregate annual rent of $172,920 for the lease of a facility having a square footage of 26,200. The leases governing the Company’s occupancy of the above described properties were entered into at the time of the Company’s acquisition of Tempco. Both leases were negotiated on an arm’s-length basis, prior to the time that Ernest R. Star became an officer of the Company. In March 2004, Ernest R. Star resigned his role as General Manager and officer of the Company.

The Company leases property located at 1315 S. Cleveland Street in Oceanside, California from Edward D. Geary, the father of Brian Geary, a member of the Company’s Board of Directors. Pursuant to the applicable lease arrangement, the Company pays Edward D. Geary annual aggregate rent payments of $86,400 for the lease of a facility with a square footage of 19,000. This lease was assumed by the Company as part of its acquisition of Versaform Corporation. This lease expired in January 2005, and the Company vacated the building.

In connection with the refinancing of the Company’s bank debt, certain directors of the Company (Joseph Burstein, Brian Geary, Sanford Neuman and Ronald Saks) invested an aggregate of $1.0 million in subordinated notes with the Company. These notes mature on December 31, 2007, require quarterly interest payments at an annual rate of 12% and allow for prepayment of principal in connection with certain specified events. The issuance of these subordinated notes was reviewed and approved by the members of the Audit Committee, with Mr. Burstein abstaining.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs-an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to require that these items be included as current-period charges and not included in overhead. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect that the adoption of SFAS No. 151 will have a significant impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payments (“SFAS No. 123R”), which revises and replaces SFAS No. 123, Accounting for Stock-Based Payments and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in its consolidated statements of operations. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The provisions for SFAS No. 123R are effective for reporting periods beginning after June 15, 2005. The Company does not expect that the adoption of SFAS No. 123R will have a significant impact on its consolidated financial statements.

In December 2004, the FASB issued Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FAS No. 109-2”). The American Jobs Creation Act of 2004 allows for a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer if certain criteria are met. The provisions of FAS No. 109-2 were effective immediately upon issuance. The Company does not expect that the adoption of FAS No. 109-2 will have a significant impact on its consolidated financial statements.

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

The Company’s outstanding credit facility carries a floating interest rate that now varies based on changes to the prime lending rate of interest of Wells Fargo. Accordingly, the Company is subject to potential fluctuations in its debt service. Based on the amount of the Company’s outstanding debt as of the end of the 2004 fiscal year, a hypothetical 1% change in the interest rate of the Company’s outstanding credit facility would result in a change in the Company’s annual interest expense of approximately $0.2 million during the next fiscal year. However, under each of the Revolver, the Equipment Loan and the Real Estate Loan, the Company has an option to fix the interest rate for a period not to exceed 90 days, which, while not eliminating interest rate risk, allows the Company to moderate the impact of changes in Wells Fargo’s prime lending rate.

Item 8. Financial Statements and Supplementary Data.

The following financial statements are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
LMI Aerospace, Inc.
St. Charles, Missouri

We have audited the accompanying consolidated balance sheets of LMI Aerospace, Inc. as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004. We have also audited the accompanying Schedule II, “Valuation and Qualifying Accounts”. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LMI Aerospace, Inc. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Chicago, Illinois

March 25, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
LMI Aerospace, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of LMI Aerospace, Inc. (the "Company") for the year ended December 31, 2002. Our audit also included the financial statement schedule for the year ended December 31, 2002 listed in the Index as Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of LMI Aerospace, Inc. for the year ended December 31, 2002, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 1 to the financial statements in 2002 the Company changed its method of accounting for goodwill.

/s/ Ernst & Young, LLP

St. Louis, Missouri
April 15, 2003

LMI Aerospace, Inc.
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	December 31,
	2003	2004
Assets
Current assets:
Cash and cash equivalents	$441	$414
Trade accounts receivable, net of allowance of $245 in 2003 and $213 in 2004	9,158	9,093
Inventories	24,159	23,687
Prepaid expenses	787	912
Deferred income taxes	2,206	2,043
Income taxes receivable	1,933	69
Total current assets	38,684	36,218

Property, plant, and equipment, net	22,248	18,947
Goodwill, net	5,653	5,653
Customer intangible assets, net	3,792	3,408
Other assets	142	1,155
Total assets	$70,519	$65,381

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,570	$5,857
Accrued expenses	2,126	2,795
Current installments of long-term debt and capital lease obligations	6,069	1,973
Total current liabilities	12,765	10,625

Long-term debt and capital lease obligations, less current installments	21,756	17,583
Subordinated notes payable	-	1,000
Deferred income taxes	2,206	1,821
Total long-term liabilities	23,962	20,404

Stockholders’ equity:
Common stock, $.02 par value per share; authorized 28,000,000 shares; 8,736,427 shares issued in 2003 and 2004	175	175
Preferred stock, no par value per share; authorized 2,000,000 shares; none issued	-	-
Additional paid-in capital	26,171	26,171
Treasury stock, at cost, 554,641 shares in 2003 and 499,712 shares in 2004	(2,632)	(2,371)
Accumulated other comprehensive income	20	-
Retained earnings	10,058	10,377
Total stockholders’ equity	33,792	34,352
Total liabilities and stockholders’ equity	$70,519	$65,381

See accompanying notes to the consolidated financial statements.

LMI Aerospace, Inc.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2002	2003	2004

Net sales	$81,349	$75,855	$85,908
Cost of sales	69,185	67,485	69,510
Gross profit	12,164	8,370	16,398

Selling, general and administrative expenses	12,931	13,423	13,870
Goodwill impairment charges	5,104	-	-
Income (loss) from operations	(5,871)	(5,053)	2,528

Other income (expense):
Interest expense	(1,495)	(1,645)	(2,175)
Other, net	(525)	306	313

Income (loss) before income taxes	(7,891)	(6,392)	666
Provision for (benefit of) income taxes	(691)	(2,411)	236
Income (loss) before cumulative effect of change in accounting principle	(7,200)	(3,981)	430
Cumulative effect of change in accounting principle, net of income tax benefit of $663 for 2002	(1,104)	-	-
Net income (loss)	$(8,304)	$(3,981)	$430

Amounts per common share:
Income (loss) before cumulative effect of change in accounting principle	$(0.89)	$(0.49)	$0.05
Cumulative effect of change in accounting principle	(0.14)	-	-
Net income (loss) per common share	$(1.03)	$(0.49)	$0.05

Net income (loss) per common share - assuming dilution	$(1.03)	$(0.49)	$0.05

Weighted average common shares outstanding	8,077,293	8,181,786	8,186,158
Weighted average dilutive stock options outstanding	-	-	13,956

See accompanying notes to the consolidated financial statements.

LMI Aerospace, Inc.
Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss )	Total Stockholders’ Equity

Balance at December 31, 2001	$175	$26,171	$22,705	$(3,402)	$-	$45,649

Comprehensive income (loss):
Net income loss	-	-	(8,304)	-	-	(8,304)
Exchange rate (loss)	-	-	-	-	(17)	(17)
Comprehensive income (loss)						(8,321)
Issuance of stock - 90,000 shares of common stock in connection with the acquisition of SSFF	-	-	(218)	427	-	209
Purchase of 1,900 shares of outstanding stock for treasury	-	-	-	(8)	-	(8)
Exercise of options to purchase stock	-	-	(101)	196	-	95
Issuance of 32,690 shares of treasury stock to profit sharing/401(k) plan	-	-	(43)	155	-	112
Balance at December 31, 2002	175	26,171	14,039	(2,632)	(17)	37,736

Comprehensive income (loss):
Net income loss	-	-	(3,981)	-	-	(3,981)
Exchange rate gain	-	-	-	-	37	37
Comprehensive (loss)						(3,944)
Balance at December 31, 2003	175	26,171	10,058	(2,632)	20	33,792

Comprehensive income:
Net income	-	-	430	-	-	430
Exchange rate (loss)	-	-	-	-	(20)	(20)
Comprehensive income						410
Exercise of options to purchase stock	-	-	(111)	261	-	150
Balance at December 31, 2004	$175	$26,171	$10,377	$(2,371)	$-	$34,352

See accompanying notes to the consolidated financial statements.

LMI Aerospace, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2002	2003	2004
Operating activities
Net income (loss)	$(8,304)	$(3,981)	$430
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,433	4,793	4,699
Gain on sale of Versaform Canada Corporation	-	-	(498)
Charges for bad debt expense	110	132	170
Charges for inventory obsolescence and valuation	2,599	2,549	1,382
Goodwill impairment charges	6,871	-	-
Non-cash investment loss	643	-	-
Non-cash loss on sale of equipment	-	54	202
Changes in operating assets and liabilities:
Trade accounts receivable	(2,746)	2,102	(301)
Inventories	(3,446)	(1,527)	(957)
Prepaid expenses and other assets	(176)	128	(1,372)
Income taxes	(2,026)	(1,043)	1,762
Accounts payable	274	(1,537)	1,321
Accrued expenses	(274)	(659)	588
Net cash provided from (used by) operating activities	(2,042)	1,011	7,426

Investing activities
Additions to property, plant, and equipment	(2,293)	(1,001)	(1,266)
Proceeds from sale of Versaform Canada Corporation	-	-	939
Proceeds from sale of equipment	-	325	13
Proceeds from sale of stock investments	-	305	-
Acquisition of Versaform, net of cash acquired	(10,458)	-	-
Acquisition of Stretch Forming Corporation	(825)	-	-
Acquisition of Southern Stretch Forming and Fabrication	(115)	-	-
Acquisition of Tempco, net of cash acquired	(300)	-	-
Net cash used by investing activities	(13,991)	(371)	(314)

Financing activities
Proceeds from issuance of long-term debt	11,000	-	9,365
Principal payments on long-term debt and notes payable	(2,918)	(4,679)	(19,540)
Net advances on revolver	4,417	3,267	2,906
Treasury stock transactions, net	(7)	-	-
Proceeds from exercise of stock options	95	-	150
Net cash provided from (used by) financing activities	12,587	(1,412)	(7,119)

Effect of exchange rate changes on cash	(17)	31	(20)
Net increase (decrease) in cash and cash equivalents	(3,463)	(741)	(27)
Cash and cash equivalents, beginning of year	4,645	1,182	441
Cash and cash equivalents, end of year	$1,182	$441	$414

Supplemental Disclosures of Cash Flow Information
Interest paid	$1,469	$1,659	$2,107
Income taxes paid (refunded), net	$649	$(1,331)	$(1,637)

Supplemental Schedule of Non-cash Investing and Financing Activities

At August 31, 2004, the Company sold 100% of its stock in Versaform Canada Corporation, whereby all of the assets and certain liabilities were transferred to a private group of investors, as follows:

Accounts receivable, net	$196
Inventories	47
Prepaid expenses	22
Net Property plant and equipment	249
Accounts payable	34
Accrued expenses	26
Income taxes payable	13

The sale resulted in cash proceeds of $868 and a note receivable of $71 from the buyers.

See accompanying notes to the consolidated financial statements.

LMI Aerospace, Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
December 31, 2004

1. Accounting Policies

Description of Business

LMI Aerospace, Inc. (the “Company”) fabricates, machines, and integrates formed, close tolerance aluminum and specialty alloy components for use by the aerospace, semiconductor and medical products industries. The Company is a Missouri corporation with headquarters in St. Charles, Missouri. The Company maintains facilities in St. Charles, Missouri; Seattle, Washington; Tulsa, Oklahoma; Wichita, Kansas; Irving, Texas; Sun Valley, California; Vista, CA; and Savannah, GA.

Principles of Consolidation

The accompanying financial statements include the consolidated financial position, results of operations, and cash flows of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Customer and Supplier Concentration

Direct sales to the Company’s largest customer accounted for 25.4%, 18.6%, and 26.5% of the Company’s total revenues in 2002, 2003 and 2004, respectively. Accounts receivable balances related to direct sales to this customer were 8.0% at December 31, 2003 and 22.5% at December 31, 2004. Indirect sales to the Company’s largest customer accounted for an additional 8.7%, 10.0% and 0.9% of the Company’s total sales in 2002, 2003, and 2004, respectively.

Direct sales to the Company’s second largest customer accounted for 17.5%, 14.1% and 18.5% of the Company’s total revenues in 2002, 2003 and 2004, respectively, and represented 8.6% and 9.0% of the accounts receivable balance at December 31, 2003 and 2004, respectively.

Direct sales to the Company’s third largest customer accounted for 10.6%, 12.9% and 8.7% of the Company’s total revenue in 2002, 2003 and 2004, respectively, and represented 7.3% and 5.3% of the accounts receivable balance at December 31, 2003 and 2004, respectively.

The Company purchased approximately 34%, 37% and 40% of the materials used in production from three suppliers in 2002, 2003 and 2004, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks and all highly liquid investment instruments with an initial maturity of three months or less.

LMI Aerospace, Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
December 31, 2004

Inventories

The Company’s inventories are stated at the lower of cost or market and utilize actual costs for raw materials and an average cost for work in process and finished goods. The Company evaluates the inventory carrying value and reduces the carrying costs based on customer activity, estimated future demand, price deterioration, and other relevant information. The Company’s customer demand is highly unpredictable and may fluctuate by factors beyond the Company’s control. The Company, therefore, maintains an inventory allowance for potential obsolete and slow moving inventories and for gross inventory items carried at costs higher than their potential market values.

Revenue Recognition

The Company recognizes revenue when products are shipped and services are rendered, the price is fixed or determinable, and collection is reasonably assured.

Allowance for Doubtful Accounts

The allowance for doubtful accounts receivable reflects the Company’s best estimate of probable losses inherent in its accounts receivable. The basis used to determine this value is derived from historical experience, specific allowances for known troubled customers and other currently available evidence.

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

Long lived assets

In accordance with Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long Lived Assets(“SFAS No. 144”), long lived assets held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of December 31, 2004, there has been no impairment of long lived assets, other than as disclosed in Note 5.

Pre-Production Costs

The Company accounts for pre-production costs in accordance with EITF 99-5, Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements. All design and development costs for products to be sold under long-term supply arrangements are expensed unless there is a contractual guarantee that provides for specific required payments for design and development costs.

Goodwill and Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), under which goodwill is no longer being amortized but instead is tested upon adoption of SFAS No. 142 and then at least annually for impairment and expensed to the extent the implied fair value of reporting units, including goodwill, is less than carrying value (see Note 5). Acquired intangible assets with finite lives are amortized over the useful life on a straight line basis.

LMI Aerospace, Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
December 31, 2004

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the company’s financial statements or tax returns. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income (“SFAS No. 130”), requires that certain items such as foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities and minimum pension liability adjustments be presented as separate components of shareholders’ equity. SFAS No. 130 defines these as items of other comprehensive income and as such must be reported in a financial statement that is displayed with the same prominence as other financial statements. Accumulated other comprehensive income, as reflected in the Consolidated Statements of Stockholders’ Equity, was comprised of a foreign currency translation adjustment of $20,000 at December 31, 2003. In 2004 the Company’s Canadian subsidiary was sold, and all related foreign currency translation was realized.

Stock-Based Compensation

The Company accounts for its stock based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations and provides the pro forma disclosures required by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The Company applied APB Opinion No. 25 in accounting for its stock option plans, and accordingly, no compensation cost has been recognized for stock options granted at fair market value. Had the Company determined compensation cost based on the fair value at the grant date under SFAS No. 123, net income and earnings per share amounts would have been as follows:

	2002		2003	2004

Net income (loss) as reported	$(8,304)		$(3,981)	$430
Less: total stock based employee compensation expense determined under fair value based method, net of tax effect	(208)		(129)	(14)
Pro forma net income (loss)	$(8,512)		$(4,110)	$416

Net income (loss) per common share
As reported	$(1.03)	$	( .49)	$0.05
Pro forma	$(1.05)	$	( .50)	$0.05
Net income (loss) per common share
Assuming dilution:
As reported	$(1.03)	$	( .49)	$0.05
Pro forma	$(1.05)	$	( .50)	$0.05

Financial Instruments

Fair values of the Company’s long-term obligations approximate their carrying values.

The Company’s other financial instruments have fair values which approximate their respective carrying values due to their short maturities or variable rate characteristics.

LMI Aerospace, Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
December 31, 2004

Earnings per Common Share

The Company follows SFAS No. 128, Earnings per Share, in calculating basic and fully diluted earnings per share. Earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the applicable periods.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs-an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to require that these items be included as current-period charges and not included in overhead. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect that the adoption of SFAS No. 151 will have a significant impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payments (“SFAS No. 123R”), which revises and replaces SFAS No. 123, Accounting for Stock-Based Payments and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in its consolidated statements of operations. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The provisions for SFAS No. 123R are effective for reporting periods beginning after June 15, 2005. The Company does not expect that the adoption of SFAS No. 123R will have a significant impact on its consolidated financial statements.

In December 2004, the FASB issued Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FAS No. 109-2”). The American Jobs Creation Act of 2004 allows for a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer if certain criteria are met. The provisions of FAS No. 109-2 were effective immediately upon issuance. The Company does not expect that the adoption of FAS No. 109-2 will have a significant impact on its consolidated financial statements.

2. Treasury Stock Transactions

The Board of Directors authorized the Company to repurchase shares of its common stock and place these shares in a Treasury Stock account for use at management’s discretion. There was no treasury stock activity in 2003. The Company issued 54,929 shares in 2004 in conjunction with the exercise of certain employees’ options but did not purchase any shares. These transactions were recorded at cost in stockholders’ equity.

LMI Aerospace, Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
December 31, 2004

3. Inventories

Inventories consist of the following:

	2003	2004
Raw materials	$3,989	$4,603
Work in process	5,479	6,643
Finished goods	14,691	12,441
Total Inventories	$24,159	$23,687

These amounts include reserves for obsolete and slow moving inventory of $2,173 and $2,017 and a reserve for lower of cost or market of $647 and $288 for 2003 and 2004, respectively.

4. Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	2003	2004
Land	$705	$705
Buildings and improvements	12,795	12,803
Machinery and equipment	36,652	36,826
Leasehold and improvements	927	1,118
Software and other	2,038	2,080
Construction in progress	301	310
Total gross property, plant & equipment	53,418	53,842
Less accumulated depreciation	31,170	34,895
Total net property, plant & equipment	$22,248	$18,947

Depreciation expense (including amortization expense on software) recorded by the Company totaled $4,284, $ 4,366 and $4,103 for 2002, 2003 and 2004, respectively.

5. Goodwill and Intangibles

As required by SFAS No. 142, the Company performed the initial phase of its transitional impairment test as of January 1, 2002 during the first six months following adoption and determined that its reporting segments constitute reporting units. Additionally, the Company determined that the carrying value of its Sheet Metal segment exceeded its fair value.

The initial phase of the transitional test indicated potential impairment of the Sheet Metal segment’s goodwill with a carrying value of $1,767, reflecting the current industry conditions and estimates of aerospace industry spending in the foreseeable future. The Company engaged valuation experts to assist in performing a review of the fair value of the Sheet Metal segment’s tangible and intangible assets, including goodwill, as of January 1, 2002. Based upon the valuation completed in the fourth quarter of 2002, relying primarily on a discounted cash flow valuation technique, the Company recorded a $1,767 charge ($1,104 net of tax) for the impairment of the Sheet Metal segment’s goodwill. The charge is reflected as the cumulative effect of adopting the new accounting standard as of January 1, 2002.

LMI Aerospace, Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
December 31, 2004

In the fourth quarter of 2002, the Company performed the required annual impairment test under SFAS No. 142. The initial phase of the required annual test indicated potential impairment of the Sheet Metal segment’s goodwill with a carrying value of $5,104, all of which related to the May 2002 acquisition of Versaform. These impairment indicators arose from poor operating performance at the other operations in the Sheet Metal segment, reflecting further deterioration in the industry conditions and estimates of aerospace industry spending in the foreseeable future. The Company engaged valuation experts to assist in performing a review of the fair value of the Sheet Metal segment’s tangible and intangible assets, including goodwill, as of October 1, 2002. Based upon the valuation, relying primarily on a discounted cash flow valuation technique, the Company recorded a $5,104 charge as a component of operating income in the fourth quarter of 2002.

In the fourth quarters of 2003 and 2004, the Company performed the required annual impairment test under SFAS No. 142 and concluded that the remaining goodwill balance, which relates to the Machining and Technology segment only, was not further impaired.

The changes in the carrying amount of goodwill for the fiscal years ended 2002, 2003 and 2004 were as follows:

	2002	2003	2004
Beginning of the year	$7,420	$5,653	$5,653
Additions	5,104	-	-
Amortization	-	-	-
Impairment:
Cumulative effect of accounting change	(1,767)	-	-
Annual impairment assessment	(5,104)	-	-
End of the year	$5,653	$5,653	$5,653

Customer Related Intangibles

The carrying amount of customer related intangibles for the years ended December 31, 2003 and 2004 were as follows:

	Gross Amount	Accumulated Amortization	Useful Life
Versaform	$3,975	$332	15 years
Stretch Forming Corp.	329	180	3.5 years
December 31, 2003	$4,304	$512

Versaform	$3,975	$596
Stretch Forming Corp.	329	300
December 31, 2004	$4,304	$896

Customer related intangibles amortization expense for the calendar years 2002, 2003 and 2004 were $127, $385 and $384, respectively. Due to the Sheet Metal segment’s recent operating losses, the Company performed an analysis to determine whether these customer related intangibles were potentially impaired using an undiscounted cash flow forecast as prescribed by SFAS No. 144. The Company’s analysis included assumptions about aircraft production rates, planned production efficiency improvements and other variables. The undiscounted cash flows from this analysis exceeded the carrying value of the customer related intangibles. Therefore, the carrying value was deemed to be recoverable, and no impairment charge was made nor was the amortization policy modified.

LMI Aerospace, Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
December 31, 2004

Estimated annual amortization expense for these customer intangibles is as follows:

Year ending December 31:
2005	$293
2006	264
2007	264
2008	264
2009	264
Thereafter	2,059
Total	$3,408

6. Accrued Liabilities

Accrued liabilities include the following:

	December 31,
	2003	2004
Accrued payroll	$187	$389
Accrued vacation & holiday	902	947
Accrued employee benefits	444	395
Accrued property taxes	221	107
Accrued legal & accounting	195	385
Accrued commissions	38	44
Accrued operating lease obligations	77	192
Accrued interest	30	115
Other	32	221
Total	$2,126	$2,795

7. Long-Term Debt and Revolving Line of Credit

Long-term debt consists of the following:

	December 31,
	2003	2004
Term loans:
Tempco	$9,670	$-
Versaform	9,167	-
Real estate	-	3,645
Equipment	-	4,720
Revolving line of credit	7,684	10,590
Note payable to director, principal and interest payable monthly at 7%	614	181
Notes payable, principal and interest payable monthly, at fixed rates, ranging from 6.99% to 8.88%	679	420
Capital lease obligations	11	-
	27,825	19,556
Less current installments	6,069	1,973
Total	$21,756	$17,583
Subordinated notes payable to certain directors, interest payable monthly at 12%.	$-	$1,000

LMI Aerospace, Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
December 31, 2004

New Credit Facility

During 2003 and early in 2004, the Company was in violation of certain terms of its lending agreement with Union Planters. An amendment to the new loan agreement was negotiated with Union Planters that waived these violations, established new financial and non-financial covenants and provided for certain fees and increases in interest rates if the Company did not meet various milestones to refinance the debt with another lender before the agreement expired on March 31, 2005. On November 29, 2004, the Company negotiated a new lending agreement with Wells Fargo. The new credit facility with Wells Fargo provides the following structure:

•
A revolving line of credit (the “Revolver”) of up to $18,000, subject to a borrowing base calculation. At December 31, 2004, the Company had $10,590 outstanding under the Revolver. The borrowing base calculation at December 31, 2004 allowed the Company to borrow up to $13,853. The Revolver requires monthly payments of interest at Wells Fargo’s prime lending rate (5.5% at December 31, 2004) and matures in three years.

•
An equipment term loan (the “Equipment Loan”) of $4,720 payable monthly over three years in equal monthly principal installments of $98. The equipment loan requires monthly interest payments at Wells Fargo’s prime lending rate plus 4%. This rate can be reduced to Wells Fargo’s prime lending rate plus 0.5% if the Company is able to meet its 2005 covenants and payment of a fee of $100.

•
A real estate term loan (the “Real Estate Loan”) of $3,645 payable in equal monthly principal installments of $30 over three years, using a ten year amortization table. The real estate note requires interest at Wells Fargo’s prime lending rate plus 4%. This rate can be reduced to Wells Fargo’s prime lending rate plus 0.5% if the Company is able to maintain sufficient liquidity and reduce the borrowing base calculation by $1,800 over the first year of the agreement.

Under each of the Revolver, the Equipment Loan and the Real Estate Loan, the Company has an option to fix the interest rate for a period not to exceed 90 days. The new credit facility is secured by all the assets of the Company and requires the Company to meet certain non-financial and financial covenants, including minimum levels of net income and net worth and limits on capital expenditures. The new credit facility expires on November 15, 2007 and includes prepayment penalties for early termination of the facility.

In connection with the new credit facility, the Company issued an aggregate of $1,000 of subordinated notes to certain of its directors. These subordinated notes provide for no principal payments and quarterly interest payments at 12% per annum and mature on December 31, 2007. Prepayments are allowed only if certain financial transactions or measurements are accomplished.

Former Credit Facility

The Company‘s former loan agreement was dated as of August 15, 1996 and was between Leonard’s Metal, Inc., the predecessor in interest to the Company, and Magna Bank, National Association, the predecessor in interest to Union Planters (“Former Loan Agreement”). The Former Loan Agreement consisted of a revolving line of credit (“Former Revolver”), a term loan to finance the purchase of Tempco (“Former Tempco Term Loan”) and a term loan to finance the purchase of Versaform (“Former Versaform Term Loan”). The Company’s Former Loan Agreement was secured by all the domestic assets of the Company and required compliance with certain non-financial and financial covenants including minimum levels of EBITDA and tangible net worth.

LMI Aerospace, Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
December 31, 2004

On January 5, 2004 the Company extended its Former Loan Agreement to March 31, 2004, received a waiver for certain non-financial covenants and agreed to a fee of $75. Subsequently, on March 30, 2004, the Company and Union Planters entered into a Thirteenth Amendment to the Former Loan Agreement (“Thirteenth Amendment”), amending the Former Loan Agreement. The primary purposes of the Thirteenth Amendment were to (a) extend the maturity of the Former Revolver from March 31, 2004 to March 31, 2005, and (b) waive a default arising under the Former Loan Agreement providing for the maintenance of a minimum consolidated EBITDA amount for the period ended December 31, 2003.

In addition, under the terms of the Thirteenth Amendment:

•
The maximum principal amount of the Former Revolver was increased from approximately $9,088 to $9,700 through September 30, 2004, subject to a borrowing base calculation and further subject to a newly established inventory reserve requirement and a more restrictive requirement for eligible receivables, which, notwithstanding the increased borrowing maximum amount provided by the Thirteenth Amendment, could reduce the amount of borrowing availability under the Former Revolver.

•
The interest rate on the Former Revolver was changed from LIBOR plus 2.50% to Union Planters’ prime rate plus 1%. Moreover, the Company was required to deliver a letter of intent regarding (i) the sale of the stock of all or substantially all of the assets of certain of its subsidiaries, and/or (ii) the procurement by the Company of debt financing providing the Company with sufficient funds to repay in full the Company’s obligations to Union Planters (“Letter of Intent”) on or before June 30, 2004. When the Company failed to meet this requirement, the interest rate on the Former Revolver increased to prime plus 1.5%. Further, the Company did not pay all of its obligations to Union Planters in full on or before September 30, 2004, therefore increasing the interest rate to prime plus 2%. The interest rate on the Former Tempco Term Loan, which, as of March 30, 2004, had a total outstanding principal balance of approximately $9,161, was changed from LIBOR plus 3%, subject to a floor of 7% and a ceiling of 8.5%, to Union Planters’ prime rate plus 2%, subject to a floor of 7%. The interest rate on the Former Versaform Term Loan which, as of March 30, 2004, had a total outstanding principal balance of approximately $8,774, was changed from LIBOR plus 3% to Union Planters’ prime rate plus 2%. Moreover, when the Company failed to execute and deliver a Letter of Intent by June 30, 2004, the interest rate on the Former Tempco and Versaform Term Loans increased to Union Planters’ prime plus 2.5% and further increased to prime plus 3% when the Company did not pay all of its obligations in full on September 30, 2004.

•	On June 30, 2004, the Company incurred a fee of $125 when it failed to enter into one or more Letters of Intent.

•	On September 30, 2004, the Company incurred a fee of $250 when it did not pay all of its obligations in full to Union Planters.

The Company borrowed $14,250 under the Former Tempco Term Loan on April 2, 2001 to finance the Tempco acquisition. The Former Tempco Term Loan required monthly principal and interest payments over three years using a seven year amortization and bearing interest at ninety day LIBOR plus 3%, subject to a cap of 8.5% and a floor of 7.0%. The interest rate was 7.0% at December 31, 2003. On March 30, 2004 the Company amended this note establishing a maturity of March 31, 2005 and interest at prime plus 2% with possible adjustments as described above.

LMI Aerospace, Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
December 31, 2004

The Former Versaform Term Loan was issued for $11,000 on May 15, 2002. The Former Versaform Term Loan required monthly principal and interest payments over three years using a seven year amortization and bore interest at the ninety day LIBOR plus 3%. On March 30, 2004 the Company amended this note increasing interest to prime plus 2% with possible adjustments as described above.

Other Notes and Capital Leases

The Company entered into a note payable for $1,300 with the prior owner of Versaform in connection with the acquisition. The prior owner has since become a member of the Board of Directors of the Company. This note is payable monthly over three years and bears interest at 7.0%.

The Company entered into various notes payable for the purchase of certain equipment. The notes are payable in monthly installments including interest ranging from 6.99% - 8.88% through November 2006. The notes payable are secured by certain equipment.

Maturities

The aggregate maturities of long-term debt as of December 31, 2004 are as follows:

Year ending December 31:
2005	$1,973
2006	1,717
2007	16,866
Thereafter	-
Total	$20,556

8. Leases

The Company leases certain facilities and equipment under various non-cancelable operating lease agreements which expire at various dates through 2013. At December 31, 2004, the future minimum lease payments under operating leases with initial non-cancelable terms in excess of one year are as follows:

Year ending December 31:
2005	$2,013
2006	1,499
2007	1,084
2008	806
2009	599
Thereafter	2,060
Total	$8,061

Rent expense totaled $2,107, $2,701 and $2,788 in 2002, 2003 and 2004, respectively.

9. Defined Contribution Plans

The Company has a noncontributory profit sharing plan and a contributory 401(k) plan which covers substantially all full-time employees. Employees are eligible to participate in both plans after reaching 1,000 hours of accredited service. Contributions to the profit sharing plan are at the discretion of management and become fully vested after seven years. No contributions have been made by the Company to the profit sharing plan for 2002, 2003 or 2004. Contributions by the Company to the 401(k) plan, which are fully vested to the employees immediately upon contribution, are based upon a percentage

LMI Aerospace, Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
December 31, 2004

of employee contributions up to a maximum of $675 per employee (dollars not in thousands). The Company’s contributions to the 401(k) plan totaled $229, $191 and $153, for 2002, 2003 and 2004, respectively. In addition, at December 31, 2004, the Company had 459,829 shares of its common stock reserved for contributions to the 401(k) plan.

10. Stock Options

The Company’s 1998 Employee Stock Option Plan (the “Plan”) provides options for up to 900,000 shares to be granted to key employees at exercise prices greater than or equal to the fair market value per share on the date the option is granted. Options issued under the Plan are at the discretion of management and may be in the form of incentive stock options or non-qualified stock options. Vesting periods range from zero to four years.

At December 31, 2004, a total of 802,421 shares of authorized and unissued common stock were reserved for issuance pursuant to and options granted or authorized to be granted.

	2002		2003		2004
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Options outstanding at beginning of year	470,295	$3.09	500,475	$3.41	396,568	$3.28
Granted	89,500	4.76	28,500	2.10	8,000	1.99
Exercised	(40,645)	2.31	-	-	(54,929)	2.73
Canceled/expired	(18,675)	4.23	(132,407)	3.52	(36,475)	3.56
Options outstanding at end of year	500,475	$3.41	396,568	$3.28	313,164	$3.31

Range of Exercise Prices	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.00 - $3.00	211,764	5.92	$2.54	202,139	$2.57
$3.01 - $5.00	46,300	5.67	4.28	45,925	4.28
$5.01 - $6.06	55,100	5.87	5.46	54,475	5.46
Total	313,164	5.87	$3.31	302,539	$3.35

The number of vested options exercisable and the related range of exercise prices at December 31, 2002, 2003 and 2004 were: 404,200 shares, with a range of exercise prices from $2.00 to $6.06; 376,968 shares, with a range of exercise prices from $2.00 to $6.06; and 302,539 shares, with a range of exercise prices from $2.00 to $6.06, respectively. The total number of potential common shares from the exercise of these stock options that were excluded from fully diluted earnings per share were 90,051, 3,992 and 0 shares in 2002, 2003 and 2004, respectively, as the potential common shares would be antidilutive.

The fair value for options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2003 and 2004, respectively: risk-free interest rates of 3.36%, 3.86%, and 3.55%; dividend yields of 0%, 0% and 0%; volatility factors of the expected market price of the Company’s common stock of 83%, 73% and 59%; and a weighted average expected life of the option of six years for each year. The weighted average fair value of options granted during 2002, 2003 and 2004 was $3.40, $2.10, and $1.99, respectively. The weighted average remaining life of outstanding options as of December 31, 2004 was 5.87 years.

LMI Aerospace, Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
December 31, 2004

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

11. Income Taxes

The temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax assets and liabilities are as follows:

	2003	2004
Deferred tax assets:
Accrued vacation	$264	$245
Inventory	1,122	1,260
State tax credits	129	168
Goodwill	314	117
Net operating loss carry forward	288	152
Other	89	101
Total deferred tax assets	2,206	2,043

Deferred tax liabilities:
Depreciation	(2,206)	(1,780)
Other	-	(41)
Total deferred tax liabilities	(2,206)	(1,821)
Net deferred tax asset	$-	$222

The Company’s income tax provision (benefit) attributable to income before income taxes and cumulative effect of change in accounting principle consisted of the following for the year ended December 31:

	2002	2003	2004
Federal:
Current	$(171)	$(1,988)	$42
Deferred	(468)	(250)	(76)
	(639)	(2,238)	(34)

Canadian:
Current	22	39	19
Deferred	-	32	178
	22	71	197
State:
Current	(50)	(201)	64
Deferred	(24)	(43)	9
	(74)	(244)	73
Provision (benefit) for income taxes	$(691)	$(2,411)	$236

LMI Aerospace, Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
December 31, 2004

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense attributable to income before cumulative effect of change in accounting principle is as follows:

	2002	2003	2004

Federal taxes (benefit)	$(2,683)	$(2,173)	$226
State and local taxes, (benefit), net of federal benefit	(74)	(224)	42
Non-deductible goodwill and amortization of customer related intangibles	1,758	124	124
Valuation allowance for capital loss (gain) on available for sale securities	241	(114)	-
Disqualified option expense	-	-	(76)
Other	67	(24)	(80)
Provision (benefit) for income taxes	$(691)	$(2,411)	$236

12. Related Party Transactions

In May 2002, the Company entered into certain acquisition transactions with Brian Geary, a director of the Company, related to the Versaform and SSFF acquisitions.  As a part of the acquisition of Versaform, the consideration included a note payable of $1,300 to Mr. Geary (the then sole shareholder of Versaform) which bears interest at 7% and is payable in monthly installments through May 2005. In addition, a relative of Mr. Geary retained ownership of a building and property where Versaform operates and leases the facility to the Company for approximately $86 per year. This lease expired in January 2005, and the Company has vacated the property in 2005.

Prior to his appointment as a director of the Company, Mr. Geary owned 50% of SSFF. Subsequently, Mr. Geary purchased the remaining 50% of SSFF and sold the entity to the Company. Prior to approving the purchase of SSFF, the Company’s Audit Committee, at the request of the Board of Directors, considered the potential conflict of interest regarding the acquisition of SSFF. The Audit Committee concluded that the above transaction was negotiated on an arm’s-length basis, consummated on terms generally similar to those prevailing with unrelated third parties, and was fair and in the best interest of the Company and its shareholders.

The Company leases the two Tempco operating facilities from entities in which a relative of Ernest Star, an officer of the Company from April 2, 2001 until March 31, 2004, is a principal beneficiary. The leases governing the Company’s occupancy of these facilities were entered into at the time of the Tempco acquisition, prior to Mr. Star’s appointment as an officer, and were negotiated on an arm’s-length basis on terms generally similar to those prevailing with unrelated third parties.

13. Commitments and Contingencies

In February 2004 Versaform Corporation, a wholly-owned subsidiary of the Company, was served with a grand jury subpoena and learned that the federal government (i.e., the U.S. Attorney's Office for the Southern District of California, Department of Defense, Office of Inspector General, Defense Criminal Investigative Service, and the Federal Bureau of Investigation) was conducting an investigation relating to structural components of B-52 engine cowlings Versaform manufactured for Nordam Corporation, components of auxiliary power units Versaform manufactured for Hamilton Sundstrand, a United Technologies Company, and certain tools Versaform manufactured for Lockheed Martin Corporation.

Although the investigation is ongoing, neither Versaform nor the Company has been served with notice of any pending, related legal action, and they continue to cooperate with the government.  Documents responsive to the subpoena have been produced.

LMI Aerospace, Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
December 31, 2004

Other than noted above, the Company is not a party to any legal proceedings, other than routine claims and lawsuits arising in the ordinary course of its business. The Company does not believe such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on the Company’s business.

14. Business Segment Information

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

The accounting policies of the segments are the same as those described in Note 1. Sales between segments are insignificant. Corporate assets, liabilities and expenses related to the Company’s corporate offices are allocated to the segments, except for income taxes. The table below presents information about reported segments for years ended December 31, 2002, 2003 and 2004 on the basis used internally to evaluate segment performance.

	December 31,
	2002	2003	2004
Net sales:
Sheet Metal	$61,397	$61,969	$69,588
Machining and Technology	19,952	13,886	16,320
	$81,349	$75,855	$85,908
Income (loss) before income taxes:
Sheet Metal	$(10,465)	$(6,354)	$(633)
Machining and Technology	2,574	(38)	1,299
	$(7,891)	$(6,392)	$666
Interest Expense:
Sheet Metal	$591	$885	$1,659
Machining and Technology	904	760	516
	$1,495	$1,645	$2,175
Capital expenditures:
Sheet Metal	$1,496	$771	$1,211
Machining and Technology	277	83	19
Corporate	520	147	36
	$2,293	$1,001	$1,266
Depreciation and amortization:
Sheet Metal	$4,062	$4,399	$4,306
Machining and Technology	371	394	393
	$4,433	$4,793	$4,699

LMI Aerospace, Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
December 31, 2004

	As of December 31,
	2003	2004
Goodwill:
Sheet Metal	$-	$-
Machining and Technology	5,653	5,653
	$5,653	$5,653

Total Assets:
Sheet Metal	$49,896	$45,017
Machining and Technology	15,016	15,981
Corporate	5,607	4,383
	$70,519	$65,381

15. Restructuring Charges

The Company adopted SFAS No. 146, Accounting for Costs Associated with Exit and Disposal Activities (“SFAS No. 146”), in 2003. SFAS No. 146 requires companies to recognize costs associated with exit and disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Costs covered include lease termination expense, costs to consolidate facilities and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity.

Due to the Company’s operating losses, two separate restructuring efforts were announced to improve operating performance. On July 23, 2003, the Company announced the details of a plan to reduce operating expenses and increase efficiencies at its St. Charles, Missouri facility. This plan reduced the workforce by approximately 60 people, relocated a significant amount of equipment and allowed the Company to exit a leased facility. In December 2003, the Company announced a restructuring of its Wichita, Kansas facility, which included a staged reduction in workforce of approximately 30 people, movement of work performed in Wichita to other Company locations and the sale of a building and excess equipment. As of December 31, 2004, the Company has completed all of the operational segments of the restructuring plan and expects to list the Wichita building for sale in 2005. There were no accrued expenses relating to the restructuring at December 31, 2003 or 2004.

Below is a summary of the expenses related to the restructuring:

	Year Ended December 31,
	2002	2003	2004	Total
Payroll, severance and fringe benefits	-	$370	$641	$1,011
Equipment relocation and disposal	-	27	200	227
Other	-	130	82	212
Total to date	-	$527	$923	$1,450

LMI Aerospace, Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
December 31, 2004

16. Quarterly Financial Data (Un-audited)

2003	First	Second	Third	Fourth(1)
Net sales	$20,842	$18,865	$17,566	$18,582

Gross profit	2,220	2,429	2,743	978

Net income (loss)	$(957)	$(740)	$(644)	$(1,640)
Amounts per common share: Net income (loss)	$(.11)	$(.09)	$(.08)	$(.20)
Net income (loss) - assuming dilution	$(.11)	$(.09)	$(.08)	$(.20)

(1) In the fourth quarter of 2003, management increased the Company’s reserves for obsolescence and slow moving inventory by $1,421 based on an evaluation of the current marketplace and customer buying patterns.

2004	First	Second	Third	Fourth
Net sales	$18,540	$21,875	$23,032	$22,461

Gross profit	2,671	4,327	4,760	4,640

Net income (loss)	$(1,519)	$135	$1,145	$669
Amounts per common share: Net income (loss)	$(0.19)	$0.02	$0.14	$0.08
Net income (loss) - assuming dilution	$(0.19)	$0.02	$0.14	$0.08

17. Fourth Quarter Adjustment

The fourth quarters of 2002 and 2003 include significant adjustments to increase inventory reserves totaling $1,958 and $1,421, respectively. In the fourth quarter of 2002, management established a reserve for lower of cost or market (“LOCOM”) to reduce inventory carrying value by $1,958 due to production inefficiencies. This reserve had a balance of $647 and $288 at December 31, 2003 and 2004, respectively.

The Company also performed an in-depth analysis of inventory obsolescence and slow moving products at the end of the fourth quarter of 2003. This analysis was based on the current markets for the Company’s products and changes in the buying patterns of the Company’s major customers. This analysis resulted in an additional obsolescence expense of $1,421 in the fourth quarter of 2003. The Company’s reserve for obsolescence and slow moving products totaled $2,173 and $2,017 at December 31, 2003 and 2004 respectively.

The total for both the reserve for obsolescence and slow moving products and the reserve for LOCOM was $2,820 and $2,305, for December 31, 2003 and December 31, 2004, respectively.

LMI Aerospace, Inc.
Schedule II - Valuation and Qualifying Accounts
(Dollar amounts in thousands)
December 31, 2004

		Additions					Deductions
	Beginning Balance	Charge to Cost/ Expense (c	)	Acquisitions (a	)	Other Charge to Cost/ Expense (b )	Write-offs net of Recoveries	Ending Balance

Reserve for Accounts Receivable
Year ended December 31, 2002	$64	$110		$220		$-	$60	$334
Year ended December 31, 2003	334	132		-		-	221	245
Year ended December 31, 2004	245	170		-		-	202	213

Reserve for Inventory
Year ended December 31, 2002	$313	$641		$-		$1,958	$548	$2,364
Year ended December 31, 2003	2,364	2,549		-		(1,311)	782	2,820
Year ended December 31, 2004	2,820	1,382		-		(359)	1,538	2,305
_______________________

(a)	Includes effects of business acquisitions, Versaform - May 2002, Stretch Forming Corporation - June 2002 and Southern Stretch Forming - September 2002.
(b)
During the year ended December 31, 2002, due to production inefficiencies, the Company established a reserve for lower of cost or market (LOCOM) of $1,958. In the years ended December 2003 and 2004, improved efficiencies and price increases on selected products resulted in a reduced requirement of $1,311 and $359 of this reserve, respectively.

(c)
In the fourth quarter of 2003, management increased the Company’s reserves for obsolescence and slow moving inventory by $1,421 based on an evaluation of the current marketplace and customer buying patterns.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

As of December 31, 2004, the Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of other members of the Company’s management as they deemed appropriate, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon and on the date of the end of the Company’s last fiscal quarter, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in all material respects in ensuring that material information required to be disclosed in periodic reports the Company files with the Securities and Exchange Commission is (a) recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including the officers, as appropriate to allow timely decisions regarding required disclosure.

This portion of our annual report is our disclosure of the conclusions of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, based on management’s evaluation of those disclosure controls and procedures. You should read this disclosure in conjunction with the certifications attached as Exhibit 31.1 and 31.2 to this annual report for a more complete understanding of the topics presented.

In connection with its 2003 and 2004 year-end audits, our independent registered public accounting firm has identified certain material weaknesses relating to our internal controls and procedures. During 2004, we began implementing a more effective system of controls and procedures and we instituted controls, procedures and other changes to address the weaknesses noted in 2003 and to ensure that information required to be disclosed in this annual report on Form 10-K has been recorded, processed, summarized and reported accurately. However, in 2004 certain material weaknesses were noted relating to inventory valuation at the Company’s Vista, California location. The Company will take additional steps to address these concerns during 2005.

The incremental steps that we have taken as a result of the aforementioned control deficiencies to ensure that all material information about the Company is accurately disclosed in this annual report included the application of additional methods and techniques to evaluate the accuracy of inventory costing and adequacy of inventory reserves.

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

In addition, in order to address further the deficiencies described above and to improve our internal disclosure and control procedures for future periods, we have:

1.	Begun to implement improvements to information systems for inventory accounting;
2.	Began a review of internal controls and procedures in connection with Section 404 of Sarbanes Oxley legislative requirements;
3.	Performed more detailed quarterly reconciliations and analysis of the company’s inventory accounts;
4.	Enhanced staffing to provide sufficient resources to accomplish the foregoing objectives.

In order to address the deficiencies noted in the 2004 audit, the Company plans to:

1.	Convert the Vista, California location systems to the Company’s operating and financial systems utilized at the corporate location during the second quarter of 2005;
2.	Evaluate and document the procedures at the location; and
3.	Provide more management oversight of the accounting for inventories at the Vista, California location.

These steps will constitute significant changes in internal controls. We will continue to evaluate the effectiveness of our disclosure controls and internal controls and procedures on an ongoing basis, and will take further action as appropriate.

No significant changes were made in the Company’s internal controls or in other factors that could significantly affect these controls during the fourth quarter.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information contained under the caption “Information About the Nominees and Current Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s 2005 Annual Meeting of Shareholders, which involves the election of directors, is incorporated herein by this reference.

The following is a list of the current executive officers of the Company, their ages, their positions with the Company and their principal occupations for at least the past five years.

Name	Age	Position
Ronald S. Saks	61	Chief Executive Officer, President and Director
Robert Grah	50	Vice President - Central Region
Brian Olsen	45	Vice President - West Region
Lawrence E. Dickinson	45	Chief Financial Officer and Secretary

Set forth below are biographies of each executive officer of the Company.

Ronald S. Saks has served as Chief Executive Officer and President and as a director of the Company since 1984. Prior to his employment with the Company, Mr. Saks was an Executive Vice President with Associated Transports, Inc. for eight years and was a Tax Manager with Peat Marwick Mitchell & Co., now known as KPMG Peat Marwick LLP, for the eight years prior thereto. Mr. Saks obtained his Bachelor’s degree in Business Administration from Washington University in 1966. He also studied engineering at the Massachusetts Institute of Technology and completed an executive education program at Stanford University. Mr. Saks is a Certified Public Accountant.

Robert T. Grah joined the Company in 1984 as Production Control Manager. Mr. Grah has held various management positions with the Company, including Purchasing and Contracts Manager, Maintenance Manager, Facilities Manager and General Manager of LMI Finishing, Inc., and was promoted to his current position as Vice President - Central Region in December 2002. Prior to joining the Company, Mr. Grah was a supervisor for Associated Transports, Inc. and a manager for Beneficial Finance. Mr. Grah’s education has included Florissant Valley Community College, and numerous continuing education courses in management, total preventative maintenance and various environmental and technical subjects.

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

Brian Olsen graduated from the University of Washington with a BA in Business Administration in 1982. He concentrated in marketing and finance. From 1982 through 1997, Mr. Olsen worked for Tramco/BF Goodrich, a transport category aircraft repair and maintenance facility. Mr. Olsen began as its Director of Marketing and became Chief Operating Officer in 1987. In 1988, Tramco was purchased by BF Goodrich. Mr. Olsen was appointed General Manager of the division and served in that capacity from 1992 to 1997. Mr. Olsen served as president of a small marine manufacturing and service company from 1997 to 2000. Mr. Olsen then managed two divisions of Milgard Manufacturing, a window manufacturing company owned by Masco Corporation from 2000 to 2002. Mr. Olsen joined LMI as a Market Sector Director in 2002 and then became the Vice President - West Region in October of 2003.

The Company has adopted a Code of Business Conduct and Ethics that applies to its employees and Board of Directors, including the Company’s chief executive officer and chief financial officer.

Item 11. Executive Compensation.

The information contained under the captions “Directors Compensation,” “Executive Compensation,” “Option/SAR Grants in Last Fiscal Year,” “Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option SAR Values,” “Employment Arrangements with Named Officers” and “Compensation Committee Report” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s 2005 Annual Meeting of Shareholders, which involves the election of directors, is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained under the caption “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s 2005 Annual Meeting of Shareholders, which involves the election of directors, is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions.

The information contained under the caption “Certain Transactions” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s 2005 Annual Meeting of Shareholders, which involves the election of directors, is incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services.

The information contained under the caption “Fees Billed by Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s 2005 Annual Meeting of Shareholders, which involves the election of directors, is incorporated herein by this reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

	3.	Exhibits:
		See Exhibit Index (each management contract or compensatory plan or arrangement listed therein is identified).
(b)	See Exhibit Index below.
(c)
Other than Schedule II - Valuation and Qualifying Accounts, all schedules have been omitted as the required information is not present in sufficient amounts or the required information is included elsewhere in the Consolidated Financial Statement or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Charles and State of Missouri on the 31st day of March, 2005.

LMI AEROSPACE, INC.

By:	/s/ Ronald S. Saks
Ronald S. Saks
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ronald S. Saks	Chief Executive Officer,	March 31, 2005
Ronald S. Saks	President, and Director

/s/ Joseph Burstein	Chairman of the Board, and	March 31, 2005
Joseph Burstein	Director

/s/ Lawrence E. Dickinson	Chief Financial Officer and	March 31, 2005
Lawrence E. Dickinson	Secretary

/s/ Duane Hahn	General Manager and Director	March 31, 2005
Duane Hahn

	Assistant Secretary and	March 31, 2005
Sanford S. Neuman	Director

/s/ Thomas Unger	Director	March 31, 2005
Thomas Unger

/s/ Brian D. Geary	Director	March 31, 2005
Brian D. Geary

	Director	March 31, 2005
Paul L. Miller, Jr.

/s/ John M. Roeder	Director	March 31, 2005
John M. Roeder

EXHIBIT INDEX

Exhibit Number	Description
2.1
Asset Purchase Agreement by and among Tempco Engineering, Inc. and Hyco Precision, Inc., the shareholders of Tempco Engineering, Inc. and Hyco Precision, Inc. and Metal Corporation, dated as of March 28, 2001, filed as Exhibit 2.1 to the Registrant’s Form 8K filed April 17, 2001 and incorporated herein by reference.

2.2
Stock Purchase Agreement between LMI Aerospace, Inc. and Brian Geary dated as of May 15, 2002, filed as Exhibit 2.1 to the Registrant’s Form 8-K filed May 16, 2002 and incorporated herein by reference.

3.1	Restated Articles of the Registrant previously filed as Exhibit 3.1 to the Registrant’s Form S-1 (File No. 333-51357) dated as of June 29, 1998 (the “Form S-1”) and incorporated herein by reference.
3.2	Amended and Restated By-Laws of the Registrant previously filed as Exhibit 3.2 to the Form S-1 and incorporated herein by reference.
3.3	Amendment to Restated Articles of Incorporation dated as of July 9, 2001 filed as Exhibit 3.3 to the Registrant’s Form 10-K filed April 1, 2002 and incorporated herein by reference.
4.1	Form of the Registrant’s Common Stock Certificate previously filed as Exhibit 4.1 to the Form S-1 and incorporated herein by reference.
10.1+
Employment Agreement, dated January 1, 2004, between the Registrant and Ronald S. Saks, as previously filed as Exhibit 10.5 to the Form 10-Q for the fiscal quarter ended June 30, 2004 and incorporated herein by reference.

10.2
Lease Agreement, dated November 25, 1991, between the Registrant and Roy R. Thoele and Madonna J. Thoele, including all amendments (Leased premises at 3000 Highway 94 North), previously filed as Exhibit 10.8 to the Form S-1 and incorporated herein by reference.

10.3+
Employment Agreement, dated January 1, 2004, between the Registrant and Brian P. Olsen, as previously filed as Exhibit 10.2 to the Form 10-Q for the fiscal quarter ended June 30, 2004 and incorporated herein by reference.

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

10.8+
Employment Agreement, dated January 1, 2004, between the Registrant and Michael J. Biffignani, as previously filed as Exhibit 10.4 to the Form 10-Q for the fiscal quarter ended June 30, 2004 and incorporated herein by reference.

10.9
General Conditions (Fixed Price - Non-Governmental) for the G-14/F100 Program, General Conditions for the Wing Stub/Lower 45 Program Boeing Model 767 Commercial Aircraft and Form of Master Agreement, all with Vought previously filed as Exhibit 10.18 to the Form S-1 and incorporated herein by reference.

10.10+	Amended and Restated 1998 Stock Option Plan, previously filed as Exhibit 10.37 to the Registrant’s Form S-8 (File No. 333-38090) dated as of May 24, 2000 and incorporated herein by reference.
10.11
Lease Agreement between Mother Goose Corporation and Precise Machine Partners L.L.P. (Leased premises at 2205 and 2215 River Hill Road, Irving, Texas) dated August 25, 1998, previously filed as Exhibit 10.24 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference.

10.12+	Employment Agreement effective as of January 1, 2004, between LMI Aerospace, Inc. and Lawrence E. Dickinson (filed herewith).
10.13	Fourth Amendment to Loan Agreement dated as of October 30, 2000, previously filed as Exhibit 10.37 to the Registrant’s Form 8-K dated December 26, 2000 and incorporated herein by reference.
10.14
Fifth Amendment to and Restatement of Loan Agreement dated as of April 2, 2001, previously filed as Exhibit 10.1 to the Registrant’s Form 10-Q dated August 9, 2001 and incorporated herein by reference.

10.15	Sixth Amendment to Loan Agreement dated as of October 30, 2001, filed as Exhibit 10.2 to the Registrant’s Form 10-Q dated November 14, 2001 and incorporated herein by reference.
10.16
Business Reformation Agreement between Leonard’s Metal, Inc. and Lockheed Martin Aeronautics Company dated September 21, 2001, filed as Exhibit 10.1 to the Registrant’s Form 10-Q dated November 14, 2001 and incorporated by reference.

10.17
Lease dated April 2, 2001 by and between Peter Holz and Anna L. Holz Trustees of the Peter and Anna L. Holz Trust dated 2/8/89, as to an undivided one-half interest, and Ernest R Star and Linda Ann Zoettl, Trustees under the Ernest L. Star and Elizabeth H. Star 1978 Trust dated August 25, 1978, as to an undivided one-half interest and Metal Corporation, filed as Exhibit 10.27 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

10.18
Lease dated April 2, 2001, between Tempco Engineering, Inc. and Metal Corporation, filed as Exhibit 10.28 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

10.19+
Employment Agreement Effective as of January 1, 2004 between LMI Aerospace, Inc. and Robert T. Grah, filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the fiscal quarter ended June 30, 2004 and incorporated herein by reference.

10.20+
Employment Agreement Effective as of January 1, 2004 between LMI Aerospace, Inc. and Duane Hahn, filed as Exhibit 10.3 to the Registrant’s Form 10-Q for the fiscal quarter ended June 30, 2004 and incorporated herein by reference.

10.21	Seventh Amendment to and Restatement of Loan Agreement dated November 30, 2001, filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed May 15, 2002 and incorporated herein by reference.
10.22	Eighth Amendment to and Restatement of Loan Agreement dated May 15, 2002, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed May 16, 2002 and incorporated herein by reference.
10.23	Ninth Amendment to Loan Agreement dated June 30, 2002, filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed August 14, 2002 and incorporated herein by reference.
10.24	Tenth Amendment to Loan Agreement dated November 13, 2002, filed as Exhibit 10 to the Registrant’s Form 10-Q filed August 14, 2002 and incorporated herein by reference.
10.25	Eleventh Amendment to Loan Agreement dated April 15, 2003, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed April 23, 2003 and incorporated herein by reference.
10.26	Twelfth Amendment to Loan Agreement dated January 5, 2004, filed as Exhibit 10 to the Registrant’s Form 8-K filed January 6, 2004 and incorporated herein by reference.
10.27	Thirteenth Amendment to Loan Agreement dated March 30, 2004, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed March 31, 2004 and incorporated herein by reference.
10.28
Multi-year contract between Leonard’s Metal, Inc. and Gulfstream Aerospace dated September 3, 2003, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed September 12, 2003 and incorporated herein by reference.

10.29
Special Business Provisions Agreement between Leonard’s Metal, Inc. and Boeing Company dated March 20, 2003, filed as Exhibit 10.2 to the Registrant’s Form 8-K filed September 12, 2003 and incorporated herein by reference.

10.30	General Terms Agreement between Leonard’s Metal, Inc. and the Boeing Company, filed as Exhibit 10.3 to the Registrant’s Form 8-K filed September 12, 2003 and incorporated herein by reference.
10.31
Net Industrial lease between Nonar Enterprises and Versaform Corporation, dated as of September 12, 2003, filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed November 14, 2003 and incorporated herein by reference.

14	Code of Business Conduct and Ethics, filed as Exhibit 14 to the Registrant’s Form 10-K/A for the fiscal year ended December 31, 2003 filed May 6, 2004 and incorporated herein by reference.
21.1	List of Subsidiaries of the Registrant (filed herewith).

23.1	Consent of BDO Seidman, LLP (filed herewith).
23.2	Consent of Ernst & Young, LLP (filed herewith).
31.1	Rule 13a-14(a) Certification of Ronald S. Saks, President and Chief Executive Officer (filed herewith).
31.2	Rule 13a-14(a) Certification of Lawrence E. Dickinson, Chief Financial Officer (filed herewith).
32	Section 1350 Certification (filed herewith).
_________________________________________
+ Management contract or compensatory plan or arrangement required to be filed as exhibit to this report.