Form 10-K/A
period 2004-12-31
LMI AEROSPACE INC
filed 2005-04-29
CIK 1059562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(Amendment No. 1)

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________ to ______________
Commission file number  000-24293

LMI AEROSPACE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Missouri	43-1309065
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization	Identification No.)

3600 Mueller Road, St. Charles, Missouri	63301
(Address of Principal Executive Officer)	(Zip Code)

(636) 946-6525
(Registrant’s Telephone Number, Including Area Code)
Securities to be registered pursuant to Section 12(b) of the Act:  None
Securities to be registered pursuant to Section 12(g) of the Act:

Common stock, $0.02 par value
(Title of Class)

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  X  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES   NO  X

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2004, was $4,439,352.

There were 8,239,265 shares of common stock outstanding as of March 23, 2005.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K (the “Annual Report”) of LMI Aerospace, Inc. (the “Company”) filed on March 31, 2005 with the Securities & Exchange Commission (the “SEC”) is filed solely for the purpose of including information that was to be incorporated by reference from the Company’s definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). The Company will not file its definitive proxy statement within 120 days of its fiscal year ended December 31, 2004 and is therefore amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Annual Report.

In addition, in connection with the filing of this Amendment No. 1 and pursuant to Rules 12b-15 and 13a-14(a) under the Exchange Act, the Company is including with this Amendment No. 1 certain currently dated certifications. Except as described above, no other amendments are being made to the Annual Report. This Form 10-K/A does not reflect events occurring after the March 31, 2005 filing of our Annual Report or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

PART III

Item 10. Directors and Executive Officers of the Registrant.

INFORMATION ABOUT THE NOMINEES AND CURRENT DIRECTORS

The Company's Restated Articles of Incorporation, as amended, and Amended and Restated By-laws provide for a division of the Board of Directors into three classes. One of the classes is elected each year to serve a three-year term. The terms of the current Class I Directors expire at the 2005 Annual Meeting of Shareholders.

The Company’s Amended and Restated By-Laws currently specify that the number of directors shall be not less than three (3) nor more than nine (9), subject to amendment by the Board of Directors. Currently the number of directors is eight (8). There currently exists one (1) vacancy for a Class I Director on the Board of Directors.

The following table sets forth for each director, such director's age, principal occupation for at least the last five years, present position with the Company, the year in which such director was first elected or appointed a director (each serving continuously since first elected or appointed), directorships with other companies whose securities are registered with the Securities and Exchange Commission, and the class of such director.

Class I:

Name	Age	Principal Occupation	Service as Director Since
Sanford S. Neuman	69	Assistant Secretary of the Company; Chairman of the law firm, Gallop, Johnson & Neuman, L.C. since March 31, 2005; Managing Member of Gallop, Johnson & Neuman, L.C. from May 2000 to March 31, 2005; Member of Gallop, Johnson & Neuman, L.C. for more than the last five years.	1984
Duane E. Hahn	52	Acting General Manager of Versaform Corporation since August 2002; prior thereto, the Company’s Vice President of Continuous Improvement since January 2002; prior thereto, Vice President, Regional Manager since 1996; prior thereto, Vice President and General Manager of the Company’s Auburn facility since 1988; prior thereto, Assistant General Manager since 1984.	1990

Class II:

Name	Age	Principal Occupation	Service as Director Since
Thomas G. Unger	56	Director of Fife Fabrication, Inc., a manufacturer of sheet metal parts and assemblies, since early 1998; prior thereto, Chief Executive Officer of Tyee Aircraft since 1982.	1999

John M. Roeder	62	Financial consultant since 2001; prior thereto, Office Managing Partner, Arthur Anderson, an international accounting firm, until 1999.	2003
Paul L. Miller, Jr.	62

President and Chief Executive Officer of P. L. Miller & Associates, a management consulting firm which specializes in strategic and financial planning for privately held companies and distressed businesses and in international business development. He is also a principal in Stewart, Miller, and Associates, a financial advisory firm for small to middle market companies. Mr. Miller has served as president of an international subsidiary of an investment banking firm and, for over 20 years, was president of consumer product manufacturing and distribution firms. Mr. Miller is also a director of Ameren Corp., which is traded on the New York Stock Exchange.

			2003

Class III:

Name	Age	Principal Occupation	Service as Director Since
Ronald S. Saks	60	Chief Executive Officer and President since 1984.	1984
Joseph Burstein	76	Chairman of the Board of Directors of the Company since 1984.	1984
Brian D. Geary	49	Director of the Company since June 3, 2002; prior thereto, President of Versaform Corporation since July, 1978.	2002

AUDIT COMMITTEE

The Audit Committee is currently comprised of Messrs. Unger (Chairman), Burstein, Roeder and Miller, each of whom is “independent” in accordance with the standards prescribed by the Nasdaq Stock Market as well as the independence requirements for audit committee members under Rule 10A-3 promulgated under the Securities Exchange Act of 1934. In addition, the Board of Directors has determined that each of Messrs. Burstein, Roeder, Miller and Unger is qualified as an “audit committee financial expert” as that term is defined in the rules of the Securities and Exchange Commission. The Audit Committee evaluates significant matters relating to the audit and internal controls of the Company and reviews the scope and results of the audits conducted by the Company’s independent public accountants and performs the other functions or duties provided in the Audit Committee Charter. During the 2004 fiscal year, the Audit Committee met five times. In addition, the Chairman of the Audit Committee meets with management and the Company’s independent auditors on a quarterly basis in order to review the Company’s financial statements prior to their release. The Audit Committee has adopted a complaint monitoring procedure to enable confidential and anonymous reporting to the Audit Committee of concerns regarding, among other things, questionable or other accounting matters.
EXECUTIVE OFFICERS

The following is a list of the current executive officers of the Company, their ages, their positions with the Company and their principal occupations for at least the past five years.

Name	Age	Position
Ronald S. Saks	61	Chief Executive Officer, President and Director
Robert Grah	50	Vice President - Central Region
Brian Olsen	45	Vice President - West Region
Lawrence E. Dickinson	45	Chief Financial Officer and Secretary
Michael J. Biffignani	49	Chief Information Officer

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

Michael J. Biffignani has been the Chief Information Officer of the Company since 1999. Prior to his employment with the Company, Mr. Biffignani was employed by McDonnell Douglas Corporation (and The Boeing Company following its acquisition of McDonnell Douglas Corporation) from 1983 to 1999. Mr. Biffignani served The Boeing Company as a Director of Information Systems from 1996 until 1999 and held various other roles including Business Manager from 1983 until 1996. Mr. Biffignani earned a degree in Electrical Engineering from the University of Missouri - Rolla 1979 and completed the McDonnell Douglas Executive Development Program in 1996.

The Company has adopted a Code of Business Conduct and Ethics that applies to its employees and Board of Directors, including the Company’s chief executive officer and chief financial officer.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, the Company’s directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the SEC. Such individuals are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms furnished to the Company or written representations that no reports were required to be filed, the Company believes that all such persons complied with all Section 16(a) filing requirements applicable to them with respect to transactions during the 2004 fiscal year.

Item 11. Executive Compensation.

DIRECTOR’S COMPENSATION

In 2004, the Company paid to each director who is not an employee of the Company $3,000 for each full day Board of Directors meeting attended and $750 for each committee meeting attended and reimbursed all directors for out-of-pocket expenses incurred in connection with their attendance at Board of Directors and committee meetings. No director who is an employee of the Company received compensation for services rendered as a director.

The Company also maintains the Amended and Restated LMI Aerospace, Inc. 1998 Stock Option Plan, which provides for an automatic annual grant to the Company’s non-employee directors of non-qualified stock options to purchase 3,000 shares of the Company’s Common Stock. Such options are granted on the date of the Company’s Annual Meeting of Shareholders, with each option having an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The options granted to non-employee directors pursuant to the plan are immediately exercisable for a period ending on the earlier of the tenth anniversary of the date of grant or the termination of an optionee’s status as a director of the Company; provided, however, that if a director’s termination is the result of the death or disability of the director, the director, or his personal representative, has the right to exercise such options for a twelve month period following such termination.

During 2005, the Board of Directors approved a change to the compensation plan followed in recent years. Beginning in 2005, all non-employee directors will be paid a retainer of $24,000 to cover all meetings and committee affiliations. Additionally, if the shareholders vote to approve the LMI Aerospace, Inc. 2005 Long-Term Incentive Plan at the 2005 Annual Meeting, the Company will cease issuing options to purchase common stock to the non-employee directors and, commencing at the 2006 annual meeting of the Company’s shareholders, will award 3,000 shares of restricted Common Stock at each annual meeting of the Company’s shareholders. The restricted shares will vest (and the restrictions lapse) over three years but are not eligible for sale until they are vested.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table reflects compensation paid or payable for fiscal years 2004, 2003 and 2002 with respect to the Company's Chief Executive Officer and each of the four most highly compensated executive officers, whose 2004 salaries and bonuses combined exceeded $100,000 in each instance (together the “Named Executive Officers”).

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Other Annual Compensation	Restricted Stock Award(s) ($)	Securities Underlying Options / SARs (#)	LTIP Payouts ($)	All Other Compen-sation ($)
Ronald S. Saks President and CEO	2004 2003 2002	240,000 240,000 240,200	55,784 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Robert T. Grah Vice President, Central Operations	2004 2003 2002	179,569 175,675 140,425	0 3,328 3,639	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Brian P. Olsen (2) Vice President, Western Operation	2004 2003 2002	180,000 169,000 0	0 0 0	0 0 0	0 0 0	0 7,500 7,500	0 0 0	0 0 0
Lawrence E. Dickinson Chief Financial Officer	2004 2003 2002	133,954 130,675 125,675	35,000 3,064 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Michael J. Biffignani Chief Information Officer	2004 2003 2002	157,342 155,675 150,425	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
(1)	Includes cash and Common Stock contributed to the Company’s profit sharing and 401(k) plan.

(2)	Mr. Olsen joined the Company in December 2002 as a Market Sector Director. Mr. Olsen was appointed Vice President, Western Operations in October 2003.

Option/SAR Grants in Last Fiscal Year

There were no grants of stock options pursuant to the Company’s Amended and Restated 1998 Stock Option Plan to any of the Named Executive Officers during the year ended December 31, 2004. No stock appreciation rights were granted to the Named Executive Officers during such year.

Aggregated Option/SAR Exercises in the Last Fiscal Year
and Fiscal Year-End Option/SAR Values

The following table sets forth certain information concerning option exercises and option holdings for the year ended December 31, 2004 with respect to each of the Named Executive Officers. There were no exercises of options by the Named Executive Officers for the year ended December 31, 2004. Ronald S. Saks, the Company’s Chief Executive Officer, does not hold any stock options. No stock appreciation rights were exercised by the Named Executive Officers during 2004, nor did any Named Officer hold any stock appreciation rights at the end of 2004.

Name (a)	Shares Acquired On Exercise (#) (b)	Value Realized ($) (c)	Number of Securities Underlying Unexercised Options/SARs At Fiscal Year-End (#) Exercisable/ Unexercisable (d)	Value of Unexercised In-The-Money Options/SARs At Fiscal Year-End ($) Exercisable/ Unexercisable (1) (e)
Brian P. Olsen	0	0	9,375/5,625	31,538/18,938
Robert T. Grah	0	0	27,450/0	74,100/0
Lawrence E. Dickinson	0	0	7,500/0	22,575/0
Michael J. Biffignani	5,000	15,375	10,000/0	0/0

(1)	The monetary value used in this calculation is $5.41 per share, the fair market value of the stock as of December 31, 2004.

Employment Arrangements with Named Executive Officers

During 2004, the Company was party to employment agreements with the following executive officers: (i) Ronald S. Saks, Chief Executive Officer; (ii) Brian P. Olsen, Vice President Western Operations, (iii) Robert T. Grah, Vice President Central Region; (iv) Lawrence E. Dickinson, Chief Financial Officer and (v) Michael J. Biffignani, Chief Information Officer.

Mr. Saks’ employment agreement provides for an initial term of employment that commenced as of January 1, 2004 and expires on December 31, 2005. By its terms, the employment agreement automatically renews for additional one-year periods, unless terminated by either Mr. Saks or the Company by October 31 of the then current term beginning in 2005. Mr. Saks’ employment agreement provides for an annual base salary of $240,000 for calendar year 2004 and $258,000 for calendar year 2005. The agreement provides for a performance bonus of 1.5% of the Company’s annual net income that is between $2,000,000 and $8,000,000. Mr. Saks’ total benefit possible under all performance or production incentive programs of the Company under which Mr. Saks may be entitled to a bonus will not exceed $90,000.

The new employment agreements for Messrs. Grah and Olsen provide for initial terms of employment that commenced as of January 1, 2004 and expire on December 31, 2005. By their terms,

the employment agreements automatically renew for additional one-year periods, unless terminated by either Messrs. Grah or Olsen, respectively, or the Company by October 31 of the then current term beginning in 2005. The employment agreements provide for annual base salaries for each of Messrs. Grah and Olsen of $175,000 in 2004 and $190,000 thereafter, payable in equal monthly installments. Each of the agreements provides for a performance bonus of 1.0% of the Company’s annual net income that is between $1,000,000 and $1,999,999.99 plus 1.25% of the Company’s net income that is between $2,000,000 and $8,000,000. The total benefit possible under all performance or production incentive programs of the Company under which Messrs. Grah and Olsen may be entitled to a bonus will not exceed $85,000.

The employment agreement for Mr. Dickinson provides for a term of employment that commenced as of January 1, 2004 and will expire on December 31, 2005. By its terms, the employment agreement automatically renews for additional one-year periods, unless terminated by either Mr. Dickinson or the Company by October 31, 2005. The employment agreement provides for annual base salary of $133,279 in 2004 and $175,779 in 2005, payable in equal monthly installments. The agreement provides for a performance bonus of 0.7% of the Company’s annual net income that is between $1,000,000 and $1,999,999.99 plus 1.0% of the Company’s net income that is between $2,000,000 and $8,000,000. The total benefit possible under all performance or production incentive programs of the Company under which Mr. Dickinson may be entitled to a bonus will not exceed $67,000.

The employment agreement for Mr. Biffignani provides for an initial one year term expiring on December 31, 2005 and for automatic one-year renewals, unless terminated by either Mr. Biffignani or the Company by October 31 of the year in question. The employment agreement provides for annual base salary of $155,000 in 2004 and $165,000 in 2005, payable in equal monthly installments. The agreement provides for a performance bonus of 0.7% of the Company’s annual net income that is between $1,000,000 and $1,999,999.99 plus 1.0% of the Company’s net income that is between $2,000,000 and $8,000,000. The total benefit possible under all performance or production incentive programs of the Company under which Mr. Dickinson may be entitled to a bonus will not exceed $67,000.

The employment agreements between the Company and each of Messrs. Saks, Grah, Olsen Dickinson and Biffignani may be terminated upon: (i) the dissolution of the Company, (ii) the death or permanent disability of the employee, (iii) ten days written notice by the Company upon breach or default of the terms of the agreement by the employee, (iv) the employee’s unsatisfactory performance of his duties under the agreement, or (v) by the employee upon 30 days written notice to the Company. The employment agreements also permit the Company to terminate the employee’s employment following an act of misconduct.

Messrs. Saks, Grah and Dickinson were each party to an assignment of benefits agreement with the Company in connection with certain life insurance policies, commonly known as “split-dollar” agreements, whereby, historically, the Company shared the cost of such insurance policies. Under the Sarbanes-Oxley Act of 2002, however, such split-dollar agreements may be construed as loans by the Company to executive officers. To satisfy this apparent loan prohibition under Sarbanes-Oxley, the Company and Messrs. Saks, Grah and Dickinson elected to terminate the benefits agreements in December 2003, and Messrs. Saks, Grah and Dickinson have paid to the Company its portion of the benefit assignment accrued to date. As a result of the termination of the benefits agreements, the Company chose to make bonus payments to Messrs. Grah and Dickinson of $3,328 and $3,064, respectively, in 2003 and to Mr. Saks of $55,748 in 2004. Mr. Saks will also be paid a bonus of $32,000 during 2005 in respect of the termination of these benefits agreements. Additionally, the Company has increased the annual compensation of Messrs. Grah and Dickinson by $3,894 and $3,954, respectively, beginning in 2004 and of Mr. Saks by $24,000 beginning April 1, 2005.

Compensation Committee Interlocks and Insider Participation

During the 2004 fiscal year, Sanford S. Neuman, Paul L. Miller, Jr. and John M. Roeder served on the Compensation Committee. Mr. Neuman is the Chairman and a Member of the law firm Gallop, Johnson & Neuman, L.C., which has provided legal services to the Company in prior years and is expected to provide legal services to the Company in the future. The Nasdaq rules require that the Compensation Committee be comprised solely of independent directors, as defined by Nasdaq Rule 4200. In compliance with these new Nasdaq rules, the Board of Directors has determined that Mr. Neuman is an independent director, and he, therefore, continues to serve on the Compensation Committee.

REPORT OF COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

The Compensation Committee of the Board of Directors is responsible for recommending to the Board of Directors a compensation package and specific compensation levels for executive officers of the Company. In addition, the Committee establishes and administers the award of stock options under the LMI Aerospace, Inc. 1998 Stock Option Plan. If the shareholders approve the LMI Aerospace, Inc. 2005 Long-Term Incentive Plan, the Committee will also establish and administer awards under such plan.

Compensation Policies

The Company’s executive compensation program is designed to provide a compensation package that attracts and retains quality executive officers, while at the same time aligning the interests of the Company’s executive officers with those of the Company’s shareholders. The Compensation Committee has identified two primary compensation policies that it follows in setting compensation levels for its executive officers: (i) the establishment of compensation levels that are competitive with those of similarly situated manufacturers and (ii) the linking of executive compensation levels to the financial performance of the Company.

Given these policies, the Compensation Committee has developed an overall compensation plan that provides the Company’s executive officers with competitive base salary compensation and with the opportunity to earn additional cash compensation based upon the Company’s achievement of certain specified annual income targets. In addition, the Company has awarded stock options and, if the LMI Aerospace, Inc. 2005 Long-Term Incentive Plan is approved, will award restricted stock and may make other awards to executive officers in an effort to increase executive stock ownership in order to drive long-term growth in value for all of the Company’s shareholders. The Company’s compensation strategy seeks to place a portion of an executive’s compensation package at risk, thereby motivating these individuals to execute the tactics necessary to ensure continued growth, profitability and shareholder value.

Base Salary

Base salaries for the Company’s executive officers are based upon recommendations by the Company’s Chief Executive Officer and a review of additional factors, including the officer’s position and responsibilities, tenure and seniority and experience generally. In addition, the Compensation Committee has in the past compiled data for similarly situated manufacturers in order to determine a competitive baseline for compensating the Company’s executive officers. Because the Compensation Committee believes that the Company may compete with companies outside of the Company’s industry in hiring and retaining qualified executive-level personnel, the Compensation Committee will generally look at the compensation levels paid to executives outside of those companies which are included in the S & P Small Cap Aerospace/Defense Index, included as part of the Performance Graph to this Proxy Statement. The base level of the Company’s executive compensation is generally targeted below the mid-point of this comparative group.

Generally, the compensation levels of each of the Company’s executive officers have been fixed pursuant to the terms of the Company’s employment agreements entered into between the Company and each of its executive officers. As of December 31, 2003, each employment agreement with an executive officer, to which the Company was a party, was terminated in accordance with its terms. In 2004, the Company executed new employment agreements with Messrs. Saks, Olsen, Grah and Biffignani.  Subsequently, the Company entered into a new employment agreement with Mr. Dickinson and recently entered into an amended and restated employment agreement with Mr. Saks.

Bonus

In 2004, certain of the Company’s executive officers had the ability to earn a performance bonus based on the Company’s achievement of certain specified income goals. Because the specified income goals were not achieved, no performance bonuses were earned in 2004.

The Board of Directors reserves the right to grant additional bonus compensation to executive officers under extraordinary circumstances. In 2004, Mr. Saks was awarded a discretionary bonus of $55,784 for payments on certain life insurance policies issued in conjunction with assignment of benefits agreements with the Company. Additionally, in 2004, Mr. Dickinson was awarded a bonus of $35,000 in conjunction with the execution of his employment agreement.

Stock Options

The Company has attempted to provide its employees with incentives in order to maximize the Company’s financial performance and to align employee interests with those of the Company’s shareholders. In determining whether to grant its officers stock options and in what amounts, the Compensation Committee may consider a variety of factors it deems appropriate, including the officer’s position and responsibilities, tenure and seniority, experience generally and, contribution to the Company as well as the Company’s past history with respect to granting options (e.g., the number of outstanding options and the number of options previously issued to an executive officer). The Compensation Committee takes into account the recommendations of the Company’s Chief Executive Officer in determining whether and in what amounts to issue stock options.

During 2004 the Company did not grant any stock options to its executive officers, including the Company’s Chief Executive Officer. The Company determined that due to the number of options already held by its executive officers, additional grants of options were not necessary in order to help promote the Company’s goal of aligning executive and shareholder interests.

Chief Executive Officer Compensation

The Company and its Chief Executive Officer and President, Ronald S. Saks, recently entered into an employment agreement effective as of January 1, 2004. In its consideration of the employment agreement, the Compensation Committee reviewed compensation packages for presidents and chief executive officers of peer companies, the performance of the Common Stock of the Company, given the significant ownership Mr. Saks has in the Company, and the financial performance of the Company. Mr. Saks’ base salary under the new employment agreement was $240,000 per annum in 2004 and is $258,000 in 2005.

Respectfully submitted,

COMPENSATION COMMITTEE OF THE
BOARD OF DIRECTORS OF
LMI AEROSPACE, INC.

Sanford S. Neuman, Chairman
Paul L. Miller, Jr., Member
John M. Roeder, Member

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information as of April 25, 2005 with respect to each person known by the Company to be the beneficial owner of more than five percent of its outstanding shares of Common Stock. This table is based on Schedules 13G and Section 16 filings filed with the Securities and Exchange Commission as well as other information delivered to or obtained by the Company.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class

Ronald S. Saks 3600 Mueller Road St. Charles, Missouri 63301	3,196,608 (2)	37.8%

Joseph and Geraldine Burstein 3600 Mueller Road St. Charles, Missouri 63301	614,296 (3)	7.3%

(1)
Reflects the number of shares outstanding on April 25, 2005, and, with respect to each person, assumes the exercise of all stock options held by such person that are exercisable currently or within 60 days of the date of this proxy statement (such options being referred to hereinafter as "currently exercisable options").

(2)
Includes 648,015 shares are held of record by Mr. Saks, trustee of the LMI Aerospace, Inc. Profit Sharing and Savings Plan and Trust, for the benefit of certain executive officers and employees of the Company. Of those 648,015 shares, 172,074 shares are held for the benefit of certain executive officers, including 108,358 shares held for the benefit of Mr. Saks. Such executive officers and employees maintain investment power only over such shares. 2,440,235 shares of Common Stock deemed beneficially owned by Mr. Saks are held of record by the Ronald S. Saks Revocable Trust U/T/A dated June 21, 1991, of which Mr. Saks, as trustee, maintains voting and investment authority. Mr. Saks reported sole voting power of 2,440,235 shares; no shared voting power; sole dispositive power of 2,548,593 shares; and no shared dispositive power.

(3)
Includes 599,296 shares of Common Stock held of record by the Joseph Burstein Revocable Trust U/T/A dated August 20, 1983, for which Mr. and Mrs. Burstein, as co-trustees, share voting and investment power. Includes 15,000 shares issuable upon the exercise of currently exercisable options to purchase such shares held by Mr. Burstein. Mr. and Mrs. Burstein reported no sole voting power; shared voting power of all 599,296 shares; no sole dispositive power; and shared dispositive power of all 599,296 shares.

SECURITY OWNERSHIP OF MANAGEMENT

Under regulations of the Securities and Exchange Commission, persons who have power to vote or to dispose of our shares, either alone or jointly with others, are deemed to be beneficial owners of those shares. The following table sets forth, as of April 25, 2005, the beneficial ownership of the outstanding Common Stock of each current director (including the nominees for election as directors), each of the Named Executive Officers named in the Summary Compensation Table set forth herein and the executive officers and directors as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Ronald S. Saks	3,196,608 (2)	37.8%
Joseph Burstein	614,296 (3)	7.3%
Sanford S. Neuman	313,440 (4)	3.7%
Duane E. Hahn	281,874 (5)	3.3%
Brian D. Geary	102,000 (6)	1.2%
Thomas G. Unger	17,000 (7)	*
John M. Roeder	3,000 (8)	*
Paul L. Miller, Jr.	3,000 (9)	*
Robert T. Grah	75,729 (10)	*
Lawrence E. Dickinson	65,204 (11)	*
Michael J. Biffignani	10,119 (12)	*
Brian P. Olsen	11,250 (13)	*

All directors & executive officers as a group (12 in group)	4,693,520 (14)	53.5%

* Less than 1%.

(1)
Reflects the number of shares outstanding on April 25, 2005, and with respect to each person, assumes the exercise of all stock options held by such person that are exercisable currently or within 60 days of the date of this proxy statement (such options being referred to hereinafter as “currently exercisable options”).

(2)	See Note (2) to the table “Security Ownership of Certain Beneficial Owners.”

(3)	See Note (3) to the table “Security Ownership of Certain Beneficial Owners.”

(4)
Includes 282,940 shares held of record by a revocable trust of which Mr. Neuman, as trustee, has voting and investment power, and 15,500 shares held by certain trusts of which Mr. Neuman, as trustee, has voting and investment power. Also includes 15,000 shares of Common Stock issuable upon the exercise of currently exercisable options to purchase such shares.

(5)
Includes 274 shares of Common Stock held of record by Mr. Saks, as trustee of the Company’s Profit Sharing Plan for the benefit of Mr. Hahn, over which Mr. Hahn maintains investment power only. Also includes 7,500 shares of Common Stock issuable upon the exercise of currently exercisable options to purchase such shares.

(6)	Includes 12,000 shares of Common Stock issuable upon the exercise of currently exercisable options to purchase such shares.

(7)	Includes 15,000 shares of Common Stock issuable upon the exercise of currently exercisable options to purchase such shares.

(8)	Includes 3,000 shares of Common Stock issuable upon the exercise of currently exercisable options to purchase such shares.

(9)	Includes 3,000 shares of Common Stock issuable upon the exercise of currently exercisable options to purchase such shares.

(10)
Includes 17,024 shares of Common Stock held of record by Mr. Saks as trustee of the Company’s Profit Sharing Plan for the benefit of Mr. Grah, over which Mr. Grah maintains investment power only. Also includes 27,450 shares of Common Stock issuable upon the exercise of currently exercisable options to purchase such shares.

(11)
Includes 46,299 shares of Common Stock held of record by Mr. Saks as trustee of the Company’s Profit Sharing Plan for the benefit of Mr. Dickinson, over which Mr. Dickinson maintains investment power only, and 2,200 shares of Common Stock directly or indirectly owned by Mr. Dickinson’s children, who might be deemed to maintain a principal residence at Mr. Dickinson’s residence. Mr. Dickinson has disclaimed beneficial ownership of such shares. Also includes 7,500 shares of Common Stock issuable upon the exercise of currently exercisable options to purchase such shares.

(12)
Includes 119 shares of Common Stock held of record by Mr. Saks as trustee of the Company’s Profit Sharing Plan for the benefit of Mr. Biffignani, over which Mr. Biffignani maintains investment power only. Also includes 10,000 shares of Common Stock issuable upon the exercise of currently exercisable options to purchase such shares.

(13)	Includes 11,250 shares of Common Stock issuable upon the exercise of currently exercisable options to purchase such shares.

(14)
Includes 56,200 shares subject to currently exercisable options held by non-director executives of the Company and 70,500 shares subject to currently exercisable options held by directors of the Company.

Item 13. Certain Relationships and Related Transactions.

CERTAIN TRANSACTIONS

From time to time, the Company has engaged in various transactions with certain of its directors, executive officers and other affiliated parties. The following paragraphs summarize certain information concerning certain transactions and relationships that have occurred during the past fiscal year or are currently proposed.

Sanford S. Neuman, a director of the Company, is the Chairman and a Member of the law firm Gallop, Johnson & Neuman, L.C., which has provided legal services to the Company in prior years and is expected to provide legal services to the Company in the future.

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

● whether or not the potential conflict of interest arising from the Company’s proposed transaction with SSFF and indirectly with Mr. Geary had been fully disclosed and revealed to the Audit Committee;

● whether or not the proposed transaction had been negotiated at arm’s-length;

● whether or not Mr. Geary had participated in the negotiation of the proposed transaction on behalf of the Company; and

● whether or not the terms of the proposed transaction were fair to the Company and its shareholders.

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

The Company leased property located at 1315 S. Cleveland Street in Oceanside, California from Edward D. Geary, the father of Brian Geary, a member of the Company’s Board of Directors. Pursuant to the applicable lease arrangement, the Company paid Edward D. Geary annual aggregate rent payments of $86,400 for the lease of a 19,000 square foot facility. This lease was assumed by the Company as part of its acquisition of Versaform Corporation and expired on January 31, 2005.

All future transactions between the Company and its officers, directors, principal shareholders and affiliates must be approved by a majority of the independent and disinterested outside directors.

Item 14. Principal Accountant Fees and Services.

FEES BILLED BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The following table sets forth the amount of audit fees, audit-related fees, tax fees and all other fees billed or expected to be billed by Ernst & Young LLP, the Company’s former principal accountant, and by BDO Seidman, LLP, the Company’s current independent registered public accounting firm, for the years ended December 31, 2004 and December 31, 2003, respectively:

	2004	2003 (4)

Audit Fees (1)	$290,000	$344,800
Audit-Related Fees (2)	35,294	--
Tax Fees (3)	--	4,220
All Other Fees	--	--

Total Fees	$325,294	$349,020

(1)	Includes annual financial statement audit and limited quarterly review services.
(2)	Includes fees for services associated with due diligence related to acquisitions and other audit-related services.
(3)	Includes fees and expenses for services primarily related to tax compliance, tax advice and tax planning for potential acquisitions.
(4)
During 2003, the Company changed its principal accounting firm from Ernst & Young LLP to BDO Seidman, LLP. Included in Audit Fees are billings from Ernst & Young LLP for $104,800 related to three quarterly reviews. Also included in Audit Fees are billings from BDO Seidman, LLP of $240,000 related to its audit of the Company. Tax Fees are for services rendered by Ernst & Young LLP related to advice and tax planning. The Company has elected not to use its current principal accountant for tax services.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax, and other services performed by the Company’s independent registered public accounting firm. All of the fees listed above were pre-approved in accordance with this policy. The policy provides for pre-approval by the Audit Committee of specifically defined audit and permitted non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the Company’s independent registered public accounting firm is engaged to perform it. The Audit Committee has delegated to the Chair of the Audit Committee authority to approve permitted services provided that the Chair reports any decisions to the Committee at its next scheduled meeting. The Audit Committee, after review and discussion with BDO Seidman, LLP of the Company’s pre-approval policies and procedures, determined that the provision of these services in accordance with such policies and procedures was compatible with maintaining BDO Seidman, LLP’s independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Charles and State of Missouri on the 29th day of April, 2005.

LMI AEROSPACE, INC.

By:	/s/ Ronald S. Saks
Ronald S. Saks
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ronald S. Saks	Chief Executive Officer,	April 29, 2005
Ronald S. Saks	President, and Director

/s/ Joseph Burstein	Chairman of the Board, and	April 29, 2005
Joseph Burstein	Director

/s/ Lawrence E. Dickinson	Chief Financial Officer and	April 29, 2005
Lawrence E. Dickinson	Secretary

/s/ Duane Hahn	General Manager and Director	April 29, 2005
Duane Hahn

/s/ Sanford S. Neuman	Assistant Secretary and	April 29, 2005
Sanford S. Neuman	Director

/s/ Thomas Unger	Director	April 29, 2005
Thomas Unger

	Director	April 29, 2005
Brian D. Geary

	Director	April 29, 2005
Paul L. Miller, Jr.

	Director	April 29, 2005
John M. Roeder

EXHIBIT INDEX

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of Ronald S. Saks, President and Chief Executive Officer (filed herewith).
31.2	Rule 13a-14(a) Certification of Lawrence E. Dickinson, Chief Financial Officer (filed herewith).
32	Section 1350 Certification (filed herewith).

Exhibit 31.1
CERTIFICATIONS

I, Ronald S. Saks, certify that:

1. I have reviewed this annual report on Form 10-K/A of LMI Aerospace, Inc.;

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

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s independent certified public accountants and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 29, 2005	/s/ Ronald S. Saks
Ronald S. Saks
Chief Executive Officer and President

Exhibit 31.2

CERTIFICATIONS

I, Lawrence E. Dickinson, certify that:

1. I have reviewed this annual report on Form 10-K/A of LMI Aerospace, Inc.;

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

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s independent certified public accountants and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 29, 2005	/s/ Lawrence E. Dickinson
Lawrence E. Dickinson
Chief Financial Officer and Secretary

EXHIBIT 32

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), each of the undersigned officers of LMI Aerospace, Inc., a Missouri corporation (the “Company”), does hereby certify that, to the best of their knowledge:

The Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 (the “Form 10-K/A”) of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-K/A fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 29, 2005	/s/ Ronald S. Saks
Ronald S. Saks
President and Chief Executive Officer

Date: April 29, 2005	/s/ Lawrence E. Dickinson
Lawrence E. Dickinson
Secretary and Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to LMI Aerospace, Inc. and will be retained by LMI Aerospace, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.