Form 10-Q
period 2005-03-31
LMI AEROSPACE INC
filed 2005-05-16
CIK 1059562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2005.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from _______ to _______.

Commission file number: 000-24293

LMI AEROSPACE, INC.
(Exact name of registrant as specified in its charter)

Missouri (State or other jurisdiction of incorporation or organization)	43-1309065 (I.R.S. Employer Identification No.)

3600 Mueller Road St. Charles, Missouri (Address of principal executive offices)	63301 (Zip Code)

(636) 946-6525
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_ No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  No _X_

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class of common stock	Number of shares outstanding as of May 9, 2005.

Common Stock, par value $.02 per share	8,239,265

LMI AEROSPACE, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDING MARCH 31, 2005

LMI Aerospace, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)
(Unaudited)

	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$22	$414
Trade accounts receivable, net of allowance of $192 at March
31, 2005 and $213 at December 31, 2004	11,199	9,093
Inventories	23,659	23,687
Prepaid expenses and other current assets	1,074	981
Deferred income taxes	2,043	2,043
Total current assets	37,997	36,218

Property, plant and equipment, net	18,267	18,947
Goodwill	5,653	5,653
Customer intangible assets, net	3,332	3,408
Other assets	1,015	1,155
Total assets	$66,264	$65,381

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,251	$5,857
Accrued expenses	3,147	2,795
Current installments of long-term debt and capital lease
obligations	1,863	1,973
Total current liabilities	10,261	10,625

Long-term debt and capital lease obligations, less current
installments	17,979	17,583
Subordinated debt	1,000	1,000
Deferred income taxes	1,821	1,821
Total long-term liabilities	20,800	20,404

Stockholders’ equity:
Common stock, $.02 par value per share; authorized
28,000,000 shares; issued 8,736,427 shares in both
periods	175	175
Preferred stock, $.02 par value per share; authorized 2,000,000
shares; none issued in both periods	-	-
Additional paid-in capital	26,171	26,171
Treasury stock, at cost, 497,162 shares at March 31, 2005 and
499,712 shares at December 31, 2004	(2,361)	(2,371)
Retained earnings	11,218	10,377
Total stockholders’ equity	35,203	34,352
Total liabilities and stockholders’ equity	$66,264	$65,381
See accompanying notes.

LMI Aerospace, Inc.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share and per share data)
(Unaudited)
	Three Months Ended March 31,
	2005	2004

Net sales	$23,973	$18,540
Cost of sales	18,752	15,869
Gross profit	5,221	2,671

Selling, general and administrative expenses	3,453	3,216
Restructuring charges	-	529
Income (loss) from operations	1,768	(1,074)

Other income (expense):
Interest expense	(420)	(445)
Other, net	3	-
Income (loss) before income taxes	1,351	(1,519)

Provision for income taxes	507	-
Net income (loss)	$844	$(1,519)

Amounts per common share:
Net income (loss) per common share	$0.10	$(0.19)

Net income (loss) per common share assuming
dilution	$0.10	$-

Weighted average common shares outstanding	8,237,772	8,181,786

Weighted average diluted stock options
outstanding	117,972	-
See accompanying notes.

LMI Aerospace, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Operating activities:
Net income (loss)	$844	$(1,519)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and amortization	1,150	1,163
Changes in operating assets and liabilities:
Trade accounts receivable	(2,106)	(482)
Inventories	28	23
Prepaid expenses and other assets	(107)	(140)
Income taxes	418	7
Accounts payable	(606)	874
Accrued expenses	(69)	(49)
Net cash used by operating activities	(448)	(123)

Investing activities:
Additions to property, plant and equipment	(241)	(290)
Proceeds from sale of equipment	4	-
Net cash used by investing activities	(237)	(290)

Financing activities:
Net borrowings on revolving line of credit	841	1,357
Principal payments on long-term debt	(555)	(1,084)
Proceeds from exercise of stock options	7	-
Net cash provided by financing activities	293	273

Effect of exchange rate changes on cash	-	(3)
Net decrease in cash and cash equivalents	(392)	(143)
Cash and cash equivalents, beginning of year	414	441
Cash and cash equivalents, end of quarter	$22	$298

Supplemental disclosures of cash flow information:
Interest paid	$430	$447
Income taxes paid (refunded), net	$88	$(11)

See accompanying notes.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2005

1.     Accounting Policies

Description of Business

LMI Aerospace, Inc. (the “Company”) fabricates, machines and integrates formed, close tolerance aluminum and specialty alloy components for use by the aerospace and technology industries. The Company is a Missouri corporation with headquarters in St. Charles, Missouri. The Company maintains facilities in St. Charles, Missouri; Seattle, Washington; Tulsa, Oklahoma; Wichita, Kansas; Irving, Texas; Sun Valley and Vista, California, and Savannah, Georgia.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the three months ending March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the condensed consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Forms 10-K and 10-K/A for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

Customer Concentration

Direct sales to the Company’s largest customer accounted for 43.6% and 21.7% of the Company’s total revenues at March 31, 2005 and March 31, 2004, respectively.

Direct sales to the Company’s second largest customer accounted for 22.9% and 16.1% of the Company’s total revenues at March 31, 2005 and March 31, 2004, respectively.

Direct sales to the Company’s third largest customer accounted for 8.5% and 10.3% of the Company’s total revenues at March 31, 2005 and March 31, 2004, respectively.

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

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2005

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and provides the pro forma disclosures required by Statements of Financial Accounting Standards (“SFAS”) No. 123 (“SFAS No. 123), Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. No stock-based employee compensation expense is recognized in the statement of operations, as all options granted had an exercise price equal to the fair value of the underlying common stock on the date of grant. Had the Company determined compensation cost based on the fair value of the underlying common stock at the grant date under SFAS No. 123, net income and earnings per share amounts would have been as follows:

	Three Months Ended March 31,
	2005	2004

Net income (loss)	$844	$(1,519)
Total stock-based employee compensation
expense determined under fair value
based method, net of tax effect	$(16)	$(9)
Pro forma net income (loss)	$828	$(1,528)

Net income (loss) per common share - basic
and assuming dilution[1]
As reported	$0.10	$(0.19)
Pro forma	$0.10	$(0.19)

1
Options to purchase 14,000 and 396,043 shares of common stock were outstanding at March 31, 2005 and March 31, 2004, respectively, but were not included in the computations of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2005

2.     Inventories

Inventories consist of the following:
	March 31, 2005	December 31, 2004
Gross inventory
Raw materials	$4,948	$4,603
Work in progress	6,875	6,931
Finished goods	14,334	14,458
Total gross inventory	26,157	25,992
Reserves
Lower of cost or market	(316)	(288)
Obsolescence & slow moving	(2,182)	(2,017)
Total reserves	(2,498)	(2,305)

Net inventory	$23,659	$23,687

3.     Goodwill and Intangibles

As required by SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company performs an annual goodwill impairment test on a reporting segment basis. A fair value approach is utilized by management regarding projected cash flows and other factors to determine the fair value of the respective assets. If required, an impairment charge is recognized for the amount by which the carrying amount of goodwill exceeds its fair value.

In the fourth quarter of 2004, the Company performed the required annual impairment test under SFAS No. 142 and concluded that the remaining goodwill balance, which relates to the Machining and Technology segment only, was not further impaired. The remaining goodwill was $5,653 at March 31, 2005 and December 31, 2004.

Customer Related Intangibles

The carrying amount of customer related intangibles at March 31, 2005 and December 31, 2004 were as follows:

	Gross Amount	Accumulated Amortization	Useful Life
Versaform	$3,975	$662	15 years
Stretch Forming Corp.	329	310	3.5 years
March 31, 2005	$4,304	$972

Versaform	$3,975	$596
Stretch Forming Corp.	329	300
December 31, 2004	$4,304	$896

Customer related intangibles amortization expense was $76 and $96 for the three months ended March 31, 2005 and March 31, 2004, respectively.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2005

4.     Long-Term Debt and Revolving Line of Credit

Long-term debt and the revolving line of credit consist of the following:

	March 31, 2005	December 31, 2004
Term Loans:
Real Estate	$3,554	$3,645
Equipment	4,425	4,720
Revolving line of credit	11,431	10,590
Note payable to director, principal and interest payable
monthly at 7%	72	181
Notes payable, principal and interest payable monthly,
at fixed rates, ranging from 6.99% to 8.88%	360	420
Total debt	19,842	19,556
Less current installments	1,863	1,973
Total long-term debt	$17,979	$17,583
Subordinated notes payable to certain directors, interest
payable monthly at 12%	$1,000	$1,000

New Credit Facility

On November 29, 2004 the Company negotiated a new lending agreement with Wells Fargo Business Credit, Inc. (“Wells Fargo”). The new credit facility with Wells Fargo provided the following structure:

•
A revolving line of credit (the “Revolver”) of up to $18,000, subject to a borrowing base calculation. At March 31, 2005, the Company had $11,431 outstanding under the Revolver. The borrowing base calculation at March 31, 2005 allowed the Company to borrow up to $14,502. The Revolver requires monthly payments of interest at Wells Fargo’s prime lending rate (5.75% at March 31, 2005) and matures on November 15, 2007.

•
An equipment term loan (the “Equipment Loan”) of $4,720 payable monthly over three years in equal monthly principal installments of $98. The equipment loan requires monthly interest payments at Wells Fargo’s prime lending rate plus 4%. This rate can be reduced to Wells Fargo’s prime lending rate plus 0.5% if the Company is able to meet its 2005 covenants and pays a fee of $100.

•
A real estate term loan (the “Real Estate Loan”) of $3,645 payable in equal monthly principal installments of $30 over three years, using a ten year amortization table. The real estate note requires interest at Wells Fargo’s prime lending rate plus 4%. This rate can be reduced to Wells Fargo’s prime lending rate plus 0.5% if the Company is able to maintain sufficient liquidity and reduce the borrowing base calculations by $1,800 over the first year of the agreement.

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
March 31, 2005

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

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2005

	Three Months Ended March 31,
	2005	2004
Net sales:
Sheet Metal	$20,406	$14,750
Machining and Technology	3,567	3,790
	$23,973	$18,540
Income (loss) from operations:
Sheet Metal	$1,833	$(1,478)
Machining and Technology	(65)	404
	$1,768	$(1,074)
Interest expense:
Sheet Metal	$3	$112
Machining and Technology	-	167
Corporate	417	166
	$420	$445
Depreciation and amortization:
Sheet Metal	$877	$884
Machining and Technology	98	99
Corporate	175	180
	$1,150	$1,163
Capital expenditures:
Sheet Metal	$228	$267
Machining and Technology	3	9
Corporate	10	14
	$241	$290

	March 31, 2005	December 31,2004
Goodwill:
Sheet Metal	$-	$-
Machining and Technology	5,653	5,653
Corporate	-	-
	$5,563	$5,653
Total assets:
Sheet Metal	$47,598	$45,017
Machining and Technology	14,778	15,981
Corporate	3,888	4,383
	$66,264	$65,381

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2005

6.     Comprehensive Income (Loss)

Comprehensive income (loss) includes adjustments for the change in foreign currency translations as follows:

	Three Months Ended March 31,
	2005	2004
Net income (loss)	$844	$(1,519)
Other comprehensive income (loss):
Foreign currency translation
adjustments	-	(3)
Comprehensive income (loss)	$844	$(1,522)

7.  Restructuring Charges

Two separate restructuring efforts have been announced to improve the Company’s operating performance. On July 23, 2003, the Company announced the details of a plan to reduce operating expenses and increase efficiencies at its St. Charles, Missouri facility. This plan reduced the workforce by approximately 60 people, relocated a significant amount of equipment and allowed the Company to exit a leased facility. In December 2003, the Company announced a restructuring of its Wichita, Kansas facility, which included a staged reduction in workforce of approximately 30 people, movement of work performed in Wichita to other Company locations and the sale of a building and excess equipment. As of March 31, 2005, the Company has completed all of the operational segments of the restructuring efforts. There were no accrued expenses relating to the restructuring at March 31, 2004 or March 31, 2005.

Below is a summary of the expenses incurred as of three months ended March 31, 2004 and 2005 for these restructuring efforts:

	Three Months Ended March 31,
	2005	2004
Payroll, severance and fringe benefits	$-	$135
Equipment relocation and disposal	-	394
Other	-	-
Total	$-	$529

Below is a summary of the expenses incurred as of March 31, 2005 for these restructuring efforts:

Total Incurred through March 31, 2005
Payroll, severance and fringe benefits	$1,011
Equipment relocation and disposal	221
Other	218
Total	$1,450

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. The Company makes forward-looking statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q, which represent the Company’s expectations or beliefs about future events and financial performance. When used in this report, the words “expect,” “believe,” “anticipate,” “goal,” “plan,” “intend,” “estimate,” “may,” “will” or similar words are intended to identify forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, including those referred to in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 31, 2005.

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

This Quarterly Report on Form 10-Q should be read completely and with the understanding that the Company’s actual future results may be materially different from what the Company expects. All forward-looking statements made by the Company in this Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission are qualified by these cautionary statements.

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions. (See Note 1 of the Condensed Consolidated Financial Statements included as part of this Quarterly Report on Form 10-Q).

The Company believes that certain significant accounting policies have the potential to have a more significant impact on the financial statements either because of the significance of the financial statements to which they relate or because they involve a higher degree of judgment and complexity. A summary of such critical accounting policies can be found in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

OVERVIEW

The Company is a leader in fabricating, machining, finishing and integrating formed, close tolerance aluminum and specialty alloy components and sheet metal products for use by the aerospace and technology industries. Aerospace components manufactured by the Company include leading edge wing slats, flaps and lens assemblies; cockpit window frame assemblies; fuselage skins and supports; and passenger and cargo door frames and supports. The Company manufactures more than 30,000 aerospace components for integration into a variety of civilian and military aircraft platforms manufactured by leading original equipment manufacturers and prime subcontractors. In addition, the Company produces components and assemblies for laser equipment used by semiconductor and medical equipment manufacturers in the technology industry. The Company also produces sheet metal products for various companies in the commercial sheet metal industry. In addition to manufacturing quality components, the Company provides its customers with value-added services related to the design, production and finishing of its components.

Historically, the Company’s business was primarily dependent on the commercial aircraft market, with Boeing Company as the Company’s principal customer. In order to diversify its products and customer base, the Company implemented an acquisition and marketing strategy in the late 1990’s that has broadened the number of industries to which the Company sells its components, and, within the aerospace industry, diversified its customer base to reduce the Company’s dependence on Boeing Company. The following table specifies the Company’s sales by market as a percentage of total sales for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004:

Market	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Corporate and regional aircraft	42.7%	26.8%
Commercial aircraft	26.2	30.0
Military products	18.2	23.2
Technology products	3.2	12.0
Other (1)	9.7	8.0
Total	100.0%	100.0%
(1) Includes commercial sheet metal and various aerospace products.

Beginning in 2001, the Company began an aggressive acquisition campaign that resulted in the consummation of four transactions through 2002. In April 2001, the Company acquired Tempco Engineering Inc. and certain of its affiliates (“Tempco”), which expanded the Company’s aerospace product line and introduced the Company to the technology industry. In 2002, the Company acquired Versaform Corporation and certain of its affiliates (“Versaform”), as well as Stretch Forming Corporation (“SFC”) and Southern Stretch Forming and Fabrication, Inc. (“SSFF”). The Versaform acquisition significantly increased the Company’s presence in the corporate and regional aircraft market, while adding some military products to the Company’s product line. The SFC acquisition further supplemented the Company’s military product line. Finally, the Company’s acquisition of SSFF increased the Company’s business in the corporate and regional market.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2005 compared to March 31, 2004

The following table is a summary of the Company’s operating results for the three months ended March 31, 2005 and March 31, 2004:

($ in millions)	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
	Sheet Metal	Machining & Technology	Total	Sheet Metal	Machining & Technology	Total
Net sales	$20.4	$3.6	$24.0	$14.7	$3.8	$18.5
Cost of sales	15.6	3.2	18.8	12.9	2.9	15.8
Gross profit	4.8	0.4	5.2	1.8	0.9	2.7
S, G & A	2.9	0.5	3.4	2.8	0.5	3.3
Restructuring
expenses	-	-	-	0.5	-	0.5
Income (loss) from
operations	$1.9	$(0.1)	$1.8	$(1.5)	$0.4	$(1.1)

Sheet Metal Segment

Net Sales. The following table specifies the amount of the Sheet Metal segment’s net sales by category for the first quarter of 2005 and 2004 and the percentage of the segment’s total net sales for each period represented by each category.

($ in millions)

Category	1st Qtr 2005	% of Total	1st Qtr 2004	% of Total
Corporate and regional	$10.2	50.2%	$5.0	33.7%
Commercial aircraft	6.3	30.8	5.6	37.8
Military products	2.1	10.2	3.1	21.3
Other	1.8	8.8	1.0	7.2
Total	$20.4	100.0%	$14.7	100.0%

Net sales for the first quarter of 2005 were $20.4 million, up 38.8% from $14.7 million in the first quarter of 2004. This increase was primarily attributable to increases in corporate, regional and commercial aircraft sales.

Net sales in the first quarter of 2005 of corporate and regional aircraft were $10.2 million, a 104% increase from $5.0 million in the first quarter of 2004. This increase was generated primarily from new work statements from both Gulfstream and Bombardier awarded to the segment during 2004 and increased production rates at Gulfstream.

Commercial aircraft net sales were $6.3 million in the first quarter of 2005, an increase of 12.5% from $5.6 million in the first quarter of 2004. The segment generated these increased net sales primarily on the Boeing 737, 747 and 777 models which accounted for $5.7 million of net sales in the first quarter of 2005 compared to $4.8 million in the first quarter of 2004.

Net sales of military products declined to $2.1 million in the first quarter of 2005, a 32.3% reduction from $3.1 million in the first quarter of 2004. This decrease was primarily due to the conclusion of a B52 refurbishment program in the first quarter of 2004 and the transfer of certain C-130 components to other suppliers during 2004.

Gross Profit. Gross profit for the first quarter of 2005 was $4.8 million (23.5% of net sales) compared to $1.8 million (12.2% of net sales) in the first quarter of 2004. The growth in gross profit was attributable to increased labor efficiency as the segment produced an additional $5.7 million of net sales on an increase in manufacturing salaries, wages and fringe benefits of $0.2 million. These efficiencies resulted from an increased focus on lean manufacturing techniques, the restructuring benefits from downsizing the segment’s St. Charles, Missouri and Wichita, Kansas facilities and increased orders for components the segment has historically manufactured.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the first quarter of 2005 were $3.0 million (14.7% of net sales) compared to $2.8 million (19.0% of net sales) in the first quarter of 2004. This increase is primarily attributable to additional professional service fees.

Restructuring Expenses. During the second half of 2003, the segment began a restructuring of its St. Charles, Missouri facility by realigning its production processes, reducing employment levels and exiting a leased facility. Additionally, early in 2004, the segment restructured its Wichita, Kansas facility by transferring all forming processes other than hydraulic fluid forming and related milling operations to other facilities within the segment, reducing employment levels and preparing to exit an owned facility that the Company plans to sell in 2005. The segment has completed the St. Charles restructuring and substantially completed the Wichita restructuring, with the exception of moving certain equipment and selling a piece of real estate. During the first quarter of 2004, the segment spent $0.5 million. The segment expects to incur only modest costs related to these restructurings in 2005.

Machining and Technology Segment

Net Sales. The following table specifies the amount of the Machining and Technology segment’s net sales by category for the first quarter of 2005 and 2004 and the percentage of the segment’s total net sales for each period represented by each category:

($ in millions)

Category	1st Qtr of 2005	% of Total	1st Qtr of 2004	% of Total
Military products	$2.3	63.8%	$1.2	31.6%
Technology products	0.8	21.7	2.2	57.9
Other	0.5	14.5	0.4	10.5
Total	$3.6	100.0%	$3.8	100.0%

Net sales in the first quarter of 2005 were $3.6 million, down 5.3% from $3.8 million in the first quarter of 2004. Net sales of technology products in the first quarter of 2005 were $0.8 million, down 63.6% from $2.2 million in the first quarter of 2004, primarily due to reduced demand for laser product used in the production of semiconductors. Net sales of military products were $2.3 million during the first quarter of 2005, an increase of 91.7% from $1.2 million in the first quarter of 2004, primarily due to shipments for the Apache helicopter program under both production and spare part orders.

Gross Profit. The segment generated gross profit of $0.4 million (11.1% of net sales) in the first quarter of 2005 compared to $0.9 million (23.7% of net sales) in the first quarter of 2004. This decline is primarily attributable to lower labor efficiency and the reduction in demand for higher margin technology products.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $0.5 million (13.9% of net sales in 2005 and 13.2% of net sales in 2004) in the first quarter of 2005, unchanged from the prior year.

Non-segment Expenses

Interest Expense. Interest expense for the first quarter of 2005 was $0.4 million, unchanged from the first quarter of 2004. In the fourth quarter of 2004, the Company negotiated a lending agreement with a new lender.

Income Tax Expense. During the first quarter of 2005, the Company had income tax expense of $0.5 million compared to $0.0 million in the first quarter of 2004. The Company applied an effective tax rate of 37.5% to income for the first quarter of 2005. During 2004, the Company did not accrue an income tax benefit for its losses as it had exhausted its ability to carry back any further tax benefits and the ability to collect these tax losses was questionable.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 2005, the Company’s operations used $0.4 million of cash. Operating cash was principally provided by the Company’s net income of $0.8 million plus non-cash depreciation and amortization of $1.2 million but was offset by an increase in accounts receivable of $2.1 million resulting from increased sales late in the quarter and a reduction in accounts payable of $0.6 million..

The Company used $0.2 million of cash for purchases of capital equipment. The Company expects to invest between $2.0 and $2.5 million in capital equipment during fiscal 2005.

Net cash flow provided by financing activities was $0.3 million as the Company’s revolving line of credit increased by $0.8 million and scheduled debt payments were $0.5 million.

On November 29, 2004, the Company negotiated a new lending agreement with Wells Fargo and issued an aggregate of $1.0 million of subordinated notes to certain of its directors. The Company believes that this new credit facility provides adequate flexibility to cover working capital and capital expenditure needs through the end of its term.

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

The Company’s outstanding credit facility carries a floating interest rate that now varies based on changes to the prime lending rate of interest of Wells Fargo. Accordingly, the Company is subject to potential fluctuations in its debt service. Based on the amount of the Company’s outstanding debt as of March 31, 2005, a hypothetical 1% change in the interest rate of the Company’s outstanding credit facility would result in a change in the Company’s annual interest expense of approximately $0.2 million during the next fiscal year. However, under each of the Revolver, the Equipment Loan and the Real Estate Loan, the Company has an option to fix the interest rate for a period not to exceed 90 days, which, while not eliminating interest rate risk, allows the Company to moderate the impact of changes in Wells Fargo’s prime lending rate.

Item 4.  Controls and Procedures.

As of March 31, 2005, the Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of other members of the Company’s management as they deemed appropriate of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2005 the Company’s disclosure controls and procedures were effective in all material respects in ensuring that material information required to be disclosed in periodic reports that the Company files with the Securities and Exchange Commission is (a) recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its officers, as appropriate to allow timely decisions regarding required disclosure.

This portion of the Company’s Quarterly Report on Form 10-Q is its disclosure of the conclusions of its management, including its Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report, based on management’s evaluation of those disclosure controls and procedures. You should read this disclosure in conjunction with the certifications attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q for a more complete understanding of the topics presented.

In connection with its 2004 year-end audit, our independent registered public accounting firm identified certain material weaknesses relating to inventory valuation at the Company’s Vista, California location. The Company will take additional steps to address these concerns during 2005, including the following:

1.	Convert the Vista, California location systems to the Company’s operating and financial systems utilized at the corporate location during the second quarter of 2005;
2.	Evaluate and document the procedures at the location; and
3.	Provide more management oversight of the accounting for inventories at the Vista, California location.

These steps will constitute significant changes in internal controls. The Company will continue to evaluate the effectiveness of its disclosure controls and internal controls and procedures on an ongoing basis and will take further action as appropriate.

The Company believes that the interim steps that the Company has taken, including increased management review of inventory valuation at its Vista facility, help to ensure that all material information about the Company is accurately disclosed in this Quarterly Report on Form 10-Q.

Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2005 the Company’s disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately within the time periods specified in Securities and Exchange Commission rules and forms.

No significant changes were made in the Company’s internal controls or in other factors that could significantly affect these controls during the fourth quarter.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

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

Item 6.  Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LMI AEROSPACE, INC.

May 16, 2005	By:	/s/ Ronald S. Saks
Ronald S. Saks
President and Chief Executive Officer

May 16, 2005	By:	/s/ Lawrence E. Dickinson
Lawrence E. Dickinson
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Ronald S. Saks, President and Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Lawrence E. Dickinson, Secretary and Chief Financial Officer.
32	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.