Form 10-Q
period 2005-06-30
LMI AEROSPACE INC
filed 2005-08-12
CIK 1059562

                              UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2005.


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
Yes [ ] No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Title of class of common stock                            Number of shares outstanding as of August 5, 2005.
                 ------------------------------                            --------------------------------------------------

             Common Stock, par value $.02 per share                                            8,250,165

                               LMI AEROSPACE, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                   FOR THE FISCAL QUARTER ENDING JUNE 30, 2005

                          PART I. FINANCIAL INFORMATION

                                                                                                           Page No.
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).

         Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004.                     3

         Condensed Consolidated Statements of Operations for the three months and six months ended
         June 30, 2005 and 2004.                                                                              4

         Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and
         2004.                                                                                                5

         Notes to Condensed Consolidated Financial Statements.
                                                                                                              6
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS.
                                                                                                              13
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

ITEM 4.  CONTROLS AND PROCEDURES.                                                                             18

                                                                                                              19

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.                                                                                   20

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.                                                  20

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                                                    21


SIGNATURE PAGE

EXHIBIT INDEX


                                     PART I
                              FINANCIAL INFORMATION

                               LMI AEROSPACE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (Amounts in thousands, except share and per share data)
                                   (Unaudited)

                                                                                   (Unaudited)
                                                                                  June 30, 2005    December 31, 2004
                                                                                  -------------    -----------------
Assets
Current assets:
   Cash and cash equivalents                                                        $        195      $        414
   Trade accounts receivable, net of allowance of $154 at June
     30, 2005 and $213 at December 31, 2004                                               10,792             9,093
   Inventories                                                                            23,594            23,687
   Prepaid expenses and other current assets                                               1,249               981
   Deferred income taxes                                                                   2,043             2,043
                                                                                    ------------      ------------

Total current assets                                                                      37,873            36,218


Property, plant and equipment, net                                                        17,702            18,947
   Goodwill                                                                                5,653             5,653
   Customer intangible assets, net                                                         3,246             3,408
   Other assets                                                                              899             1,155
                                                                                    ------------      ------------
Total assets                                                                        $     65,373      $     65,381
                                                                                    ============      ============



Liabilities and stockholders' equity Current liabilities:
   Accounts payable                                                                 $      5,551      $      5,857
   Accrued expenses                                                                        2,842             2,728
   Income taxes payable                                                                    1,009                67
   Current installments of long-term debt and capital lease
     obligations                                                                           1,782             1,973
                                                                                    ------------      ------------

Total current liabilities                                                                 11,184            10,625

Long-term debt and capital lease obligations, less current
   installments                                                                           15,109            17,583
Subordinated debt                                                                          1,000             1,000
Deferred income taxes                                                                      1,821             1,821
                                                                                    ------------      ------------
Total long-term liabilities                                                               17,930            20,404

Stockholders' equity:
   Common stock, $.02 par value per share; authorized
     28,000,000 shares; issued 8,736,427 shares in both
     periods                                                                                 175               175
   Preferred stock, $.02 par value per share; authorized
     2,000,000 shares; none issued in both periods                                            --                --
   Additional paid-in capital                                                             26,171            26,171
   Treasury stock, at cost, 494,312 shares at June 30, 2005 and
     499,712 share at December 31, 2004                                                   (2,345)           (2,371)
   Retained earnings                                                                      12,258            10,377
                                                                                    ------------      ------------

Total stockholders' equity                                                                36,259            34,352
                                                                                    ------------      ------------

Total liabilities and stockholders' equity                                          $     65,373      $     65,381
                                                                                    ============      ============

 See accompanying notes

                               LMI AEROSPACE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (Amounts in thousands, except per share and per share data)
                                   (Unaudited)

                                                       Three Months Ended               Six Months Ended
                                                            June 30,                         June 30,
                                                      2005            2004            2005              2004
                                                 -----------      -----------      -----------      -----------

Net sales                                        $    24,008      $    21,875      $    47,981      $    40,415
Cost of sales                                         18,383           17,548           37,134           33,417
                                                 -----------      -----------      -----------      -----------
Gross profit                                           5,625            4,327           10,847            6,998

Selling, general and administrative expenses           3,486            3,562            6,940            7,307

                                                 -----------      -----------      -----------      -----------
   Income (loss) from operations                       2,139              765            3,907             (309)

Other income (expense):
    Interest expense                                    (422)            (563)            (842)          (1,008)
    Other, net                                            (4)               8               (1)               8
                                                 -----------      -----------      -----------      -----------
Income (loss) before income taxes                      1,713              210            3,064           (1,309)

Provision for income taxes                               664               75            1,171               75
                                                 -----------      -----------      -----------      -----------
Net income (loss)                                $     1,049      $       135      $     1,893      $    (1,384)
                                                 ===========      ===========      ===========      ===========

Amounts per common share:
Net income (loss) per common share               $      0.13      $      0.02      $      0.23      $     (0.17)
                                                 ===========      ===========      ===========      ===========

Net income (loss) per common share assuming
dilution                                         $      0.13      $      0.02      $      0.23      $     (0.17)
                                                 ===========      ===========      ===========      ===========

Weighted average common shares
   outstanding                                     8,239,942        8,181,786        8,238,866        8,181,786
                                                 ===========      ===========      ===========      ===========

Weighted average diluted stock options
   outstanding                                        95,822               --          106,897               --
                                                 ===========      ===========      ===========      ===========

See accompanying notes

                               LMI AEROSPACE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                           Six Months Ended June 30,
                                                             2005           2004
                                                         ----------      ----------
Operating activities:
Net income (loss)                                        $    1,893      $   (1,384)
Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Depreciation and amortization                            2,241           2,320
     Non-cash loss on sale of equipment                           4              18
     Changes in operating assets and liabilities:
         Trade accounts receivable                           (1,699)           (623)
         Inventories                                             93             116
         Prepaid expenses and other assets                     (320)           (688)
         Income taxes                                           964           1,254
         Accounts payable                                      (306)          1,628
         Accrued expenses                                       115             812
                                                         ----------      ----------
Net cash provided by operating activities                     2,985           3,453

Investing activities:
Additions to property, plant and equipment                     (570)           (666)
Proceeds from sale of equipment                                  17               5
                                                         ----------      ----------
Net cash provided by (used by) investing activities            (553)           (661)

Financing activities:
Net borrowings on revolving line of credit                   (1,590)          1,093
Principal payments on long-term debt                         (1,075)         (3,353)
Proceeds from exercise of stock options                          14              --
                                                         ----------      ----------
Net cash (used by) provided by financing activities          (2,651)         (2,260)

Effect of exchange rate changes on cash                          --             (28)
                                                         ----------      ----------
Net increase (decrease) in cash and cash equivalents           (219)            504
Cash and cash equivalents, beginning of year                    414             441
                                                         ----------      ----------

Cash and cash equivalents, end of quarter                $      195      $      945
                                                         ==========      ==========

Supplemental disclosures of cash flow information:
Interest paid                                            $      856      $      869
Income taxes paid (refunded), net                        $      190      $   (1,187)


See accompanying notes.

                               LMI AEROSPACE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Dollar amounts in thousands, except share and per share data)
                                   (Unaudited)
                                  June 30, 2005



1. ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

LMI Aerospace, Inc. (the "Company") fabricates, machines and integrates formed, close tolerance aluminum and specialty alloy components for use by the aerospace and technology industries. The Company is a Missouri corporation with headquarters in St. Charles, Missouri. The Company maintains facilities in St. Charles, Missouri; Seattle, Washington; Tulsa, Oklahoma; Wichita, Kansas; Irving, Texas; Sun Valley and Vista, California; and Savannah, Georgia.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the six months ending June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the condensed consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

                               LMI AEROSPACE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Dollar amounts in thousands, except share and per share data)
                                   (Unaudited)
                                  June 30, 2005


STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and provides the pro forma disclosures required by Statements of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. No stock-based employee compensation expense is recognized in the statement of operations, as all options granted had an exercise price equal to the fair value of the underlying common stock on the date of grant. Had the Company determined compensation cost based on the fair value of the underlying common stock at the grant date under SFAS No. 123, net income and earnings per share amounts would have been as follows:

                                                       Three Months Ended            Six Months Ended
                                                            June 30,                     June 30,
                                                      2005           2004           2005           2004
                                                   ----------     ----------     ----------     ----------
Net income (loss)                                  $    1,049     $      135     $    1,893     $   (1,384)
   Total stock-based employee compensation
     expense determined under fair value based
     method, net of tax effect                              2              2             18             12
                                                   ----------     ----------     ----------     ----------
   Pro forma net income (loss)                     $    1,047     $      133     $    1,875     $   (1,372)
                                                   ==========     ==========     ==========     ==========

Net income (loss) per common share - basic
 and assuming dilution(1)
   As reported                                     $     0.13     $     0.02     $     0.23     $    (0.17)
   Pro forma                                       $     0.13     $     0.02     $     0.23     $    (0.17)

----------
(1) Options to purchase 37,000 and 207,260 shares of common stock were outstanding at June 30, 2005 and June 30, 2004 respectively, but were not included in the computations of diluted EPS because the options' exercise price was greater than the Year to Date average market price of the common shares.

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

                               LMI AEROSPACE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Dollar amounts in thousands, except share and per share data)
                                   (Unaudited)
                                  June 30, 2005

2.  INVENTORIES
Inventories consist of the following:

                                   June 30, 2005    December 31, 2004
                                   -------------    -----------------
 Gross inventory
     Raw materials                  $      5,395      $      4,603
     Work in progress                      6,107             6,931
     Finished goods                       14,286            14,458
                                    ------------      ------------
Total gross inventory                     25,788            25,992
Reserves
     Lower of cost or market                (373)             (288)
     Obsolescence & slow moving           (1,821)           (2,017)
                                    ------------      ------------
Total reserves                            (2,194)           (2,305)


Net inventory                       $     23,594      $     23,687
                                    ------------      ------------

3.  GOODWILL AND INTANGIBLES

As required by SFAS No. 142, Goodwill and Other Intangible Assets, the Company performs an annual goodwill impairment test on a reporting segment basis. A fair value approach is utilized by management regarding projected cash flows and other factors to determine the fair value of the respective assets. If required, an impairment charge is recognized for the amount by which the carrying amount of goodwill exceeds its fair value.

In the fourth quarter of 2004, the Company performed the required annual impairment test under SFAS No. 142 and concluded that the remaining goodwill balance, which relates to the Machining and Technology segment only, was not further impaired. The remaining goodwill was $5,653 at June 30, 2005 and December 31, 2004.

CUSTOMER RELATED INTANGIBLES

The carrying amount of customer related intangibles at June 30, 2005 and December 31, 2004 were as follows:

                                       Gross      Accumulated           Useful
                                      Amount     Amortization             Life
                                ------------     ------------         --------
Versaform Corporation           $      3,975     $        729         15 years
                                ------------     ------------
         June 30, 2005          $      3,975     $        729
                                ============     ============

Versaform Corporation           $      3,975     $        596
Stretch Forming Corporation              329              300
                                ------------     ------------
         December 31, 2004      $      4,304     $        896
                                ============     ============


Customer related intangibles amortization expense was $86 and $96 for the three months ended June 30, 2005 and 2004, respectively, and $162 and $192 for the six months ended June 30, 2005 and 2004, respectively.

                               LMI AEROSPACE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Dollar amounts in thousands, except share and per share data)
                                   (Unaudited)
                                  June 30, 2005

4.  LONG-TERM DEBT AND REVOLVING LINE OF CREDIT

Long-term debt and revolving line of credit consists of the following:

                                                               June 30,     December 31,
                                                                 2005           2004
                                                              ----------    ------------
Term Loans:
 Real Estate                                                  $    3,462     $    3,645
 Equipment                                                         4,130          4,720
Revolving line of credit                                           9,000         10,590
Note payable to director, principal and interest payable
  monthly at 7%                                                       --            181
Notes payable, principal and interest payable monthly, at
  fixed rates, ranging from 6.99% to 8.88%                           299            420
                                                              ----------     ----------
   Total debt                                                     16,891         19,556
Less current installments                                          1,782          1,973
                                                              ----------     ----------
   Total                                                          15,109     $   17,583
                                                              ==========     ==========
Subordinated notes due December 2007 payable to certain
directors, interest payable monthly at 12%                    $    1,000     $    1,000
                                                              ==========     ==========


NEW CREDIT FACILITY

On November 29, 2004 the Company negotiated a new lending agreement (the "Credit Facility") with Wells Fargo Business Credit, Inc. ("Wells Fargo"). The Credit Facility is structured as follows:

         o A revolving line of credit (the "Revolver") of up to $18,000, subject to a borrowing base calculation. At June 30, 2005, the Company had $9,000 outstanding under the Revolver. The borrowing base calculation at June 30, 2005 allowed the Company to borrow up to $14,287. The Revolver requires monthly payments of interest at Wells Fargo's prime lending rate (6.00% at June 30, 2005) and matures on November 15, 2007.

         o An equipment term loan (the "Equipment Loan") of $4,720 payable monthly over three years in equal monthly principal installments of $98. The Equipment Loan requires monthly interest payments at Wells Fargo's prime lending rate plus 4%. This rate can be reduced to Wells Fargo's prime lending rate plus 0.5% if the Company is able to meet the covenants under the Credit Facility and pays a fee of $100.

         o A real estate term loan (the "Real Estate Loan") of $3,645 payable in equal monthly principal installments of $30 over three years, using a ten year amortization table. The Real Estate Loan requires interest at Wells Fargo's prime lending rate plus 4%. This rate can be reduced to Wells Fargo's prime lending rate plus 0.5% if the Company is able to maintain sufficient liquidity and reduce the borrowing base calculations by $1,800 over the first year of the Real Estate Loan.

Under each of the Revolver, the Equipment Loan and the Real Estate Loan, the Company has an option to fix the interest rate for a period not to exceed 90 days. The Credit Facility is secured by all the assets of the Company and requires the Company to meet certain non-financial and financial covenants, including minimum levels of net income and net worth and limits on capital expenditures. The Credit Facility

                               LMI AEROSPACE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollar amounts in thousands, except share
                              and per share data)
                                   (Unaudited)
                                  June 30, 2005


In connection with the Credit Facility, the Company issued an aggregate of $1,000 of subordinated notes to certain of its directors. These subordinated notes provide for no principal payments and quarterly interest payments at 12% per annum and mature on December 31, 2007. Prepayments are allowed only if certain financial transactions or measurements are accomplished.

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

                                                Three Months Ended                Six Months Ended
                                                      June 30,                       June 30,
                                                2005            2004           2005            2004
                                             ----------      ----------     ----------      ----------
Net sales:
   Sheet Metal                               $   20,641      $   17,472     $   41,047      $   32,222
   Machining and Technology                       3,367           4,405          6,934           8,193
                                             ----------      ----------     ----------      ----------
                                             $   24,008      $   21,875     $   47,981      $   40,415
                                             ==========      ==========     ==========      ==========
Income (loss) from operations:
    Sheet Metal                              $    2,443      $      103     $    4,275      $   (1,375)
    Machining and Technology                       (304)            662           (368)          1,066
                                             ----------      ----------     ----------      ----------
                                             $    2,139      $      765     $    3,907      $     (309)
                                             ==========      ==========     ==========      ==========
Interest expense:
    Sheet Metal                              $       --      $      145     $        3      $      257
    Machining and Technology                         --             144             --             311
    Corporate                                       422             274            839             440
                                             ----------      ----------     ----------      ----------
                                             $      422      $      563     $      842      $    1,008
                                             ==========      ==========     ==========      ==========
Depreciation and amortization:
    Sheet Metal                              $      829      $    1,013     $    1,707      $    1,897
    Machining and Technology                         97              99            194             196
    Corporate                                       165              45            340             227
                                             ----------      ----------     ----------      ----------
                                             $    1,091      $    1,157     $    2,241      $    2,320

                               LMI AEROSPACE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollar amounts in thousands, except share
                               and per share data)
                                   (Unaudited)
                                  June 30, 2005

                                                 Three Months Ended             Six Months Ended
                                                      June 30                        June 30
                                                2005            2004           2005            2004
                                             ----------      ----------     ----------      ----------
Capital expenditures:
    Sheet Metal                              $      274      $      632     $      502      $      629
      Machining and Technology                       11               7             14              16
    Corporate                                        44               7             54              21
                                             ----------      ----------     ----------      ----------
                                             $      329      $      376     $      570      $      666
                                             ==========      ==========     ==========      ==========

                                     June 30, 2005    December 31, 2004
                                     -------------    -----------------

Goodwill:
    Machining and Technology          $      5,653       $      5,653
                                      ------------       ------------
                                      $      5,653       $      5,653
                                      ============       ============
Total assets:
    Sheet Metal                       $     46,969       $     45,017
    Machining and Technology                14,337             15,981
    Corporate                                4,067              4,383
                                      ------------       ------------
                                      $     65,373       $     65,381
                                      ============       ============

6. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes adjustments to net income (loss) for the change in foreign currency translations related to the Company's former Canadian subsidiary which was sold in 2004 as follows:

                                                 Three Months Ended             Six Months Ended
                                                      June 30,                       June 30,
                                                2005            2004           2005            2004
                                             ----------      ----------     ----------      ----------
Net income (loss)                            $    1,049      $      135     $    1,893      $   (1,384)

Other comprehensive income (loss):
       Foreign currency translation
       adjustments                                   --             (25)            --             (28)
                                             ----------      ----------     ----------      ----------
Comprehensive income (loss)                  $    1,049      $      110     $    1,893      $   (1,412)
                                             ==========      ==========     ==========      ==========

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. The Company makes forward-looking statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Quarterly Report on Form 10-Q, which represent the Company's expectations or beliefs about future events and financial performance. When used in this report, the words "expect," "believe," "anticipate," "goal," "plan," "intend," "estimate," "may," "will" or similar words are intended to identify forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, including those referred to in the "Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 31, 2005.

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

The Company believes that certain significant accounting estimates have the potential to have a more significant impact on the financial statements either because of the significance of the financial statements to which they relate or because they involve a higher degree of judgment and complexity. A summary of such critical accounting estimates can be found in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

LMI Aerospace, Inc., its direct and indirect wholly-owned subsidiaries and other required consolidated entities are collectively referred to as "the Company." Also, unless the context otherwise requires, the terms "we," "us," or "our" refer to the Company.

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations," commonly referred to as MD&A, is intended to help the reader understand the Company, our operations, and our business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes as well as our Annual Report on Form 10-K for the year ended December 31, 2004.

OUR BUSINESS

We are a leader in fabricating, machining, finishing and integrating formed, close tolerance aluminum and specialty alloy components and sheet metal products for use by the aerospace, technology and commercial sheet metal industries. Aerospace components manufactured by us include leading edge wing slats, flaps and lens assemblies; cockpit window frame assemblies; fuselage skins and supports; and passenger and cargo door frames and supports. We manufacture more than 30,000 aerospace components for integration into a variety of civilian and military aircraft platforms manufactured by leading original equipment manufacturers and prime subcontractors. We also produce components and assemblies for laser equipment used by semiconductor and medical equipment manufacturers in the technology industry and sheet metal products for various companies in the commercial sheet metal industry. In addition to manufacturing quality components, we provide our customers with value-added services related to the design, production and finishing of its components.

Historically, our business was primarily dependent on the commercial aircraft market, with Boeing Company as our principal customer. In order to diversify our products and customer base, we implemented an acquisition and marketing strategy in the late 1990's that has broadened the number of industries to which we sell our components, and, within the aerospace industry, diversified our base to reduce our dependence on Boeing Company. The following table specifies our sales by market as a percentage of total sales for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004:

                                            Six Months Ended    Six Months Ended
Market                                        June 30, 2005       June 30, 2004
------                                      ----------------    ----------------
  Corporate and regional aircraft                      42.0%               30.2%
  Commercial aircraft                                  27.0                27.9
  Military products                                    17.6                20.2
  Technology products                                   3.8                13.1
  Other (1)                                             9.6                 8.6
                                             --------------      --------------
  Total                                               100.0%              100.0%
                                             ==============      ==============

(1) Includes commercial sheet metal and various aerospace products.

Beginning in 2001, we began an aggressive acquisition campaign that resulted in the consummation of four transactions through 2002. In April 2001, we acquired Tempco Engineering Inc. ("Tempco") and its affiliates, which expanded our aerospace product line and introduced the Company to the technology industry. We acquired Versaform Corporation ("Versaform") and its affiliates on May 16, 2002, Stretch Forming Corporation ("SFC") on June 12, 2002 and Southern Stretch Forming and Fabrication, Inc. ("SSFF") on September 30, 2002. The Versaform acquisition significantly increased our presence in the corporate and regional aircraft market while adding various military products to our product line. The

SFC acquisition further supplemented our military product line. Finally, our acquisition of SSFF increased our business in the corporate and regional aircraft market.

Unlike the other acquisitions, Tempco operates and is managed as an autonomous unit. Accordingly, it is treated as a business segment separate from our other businesses. The Tempco business, which sells machined components to both the aerospace and technology industries, is referred to in this discussion as the Machining and Technology segment, and our other businesses are referred to as the Sheet Metal segment.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO JUNE 30, 2004

The following table is a summary of our operating results for the three months ended June 30, 2005 and June 30, 2004:

($ in millions)                     Three Months Ended                           Three Months Ended
                                      June 30, 2005                                 June 30, 2004
                         -----------------------------------------     ----------------------------------------
                            Sheet       Machining &                      Sheet        Machining &
                            Metal       Technology         Total         Metal        Technology       Total
                         ----------     -----------     ----------     ----------     -----------    ----------
Net sales                $     20.6     $      3.4      $     24.0     $     17.5     $      4.4     $     21.9
Cost of sales                  15.2            3.2            18.4           14.2            3.3           17.5
                         ----------     ----------      ----------     ----------     ----------     ----------
Gross profit                    5.4            0.2             5.6            3.3            1.1            4.4
S, G & A                        3.0            0.5             3.5            3.2            0.4            3.6
                         ----------     ----------      ----------     ----------     ----------     ----------
Income (loss) from
   operations            $      2.4     $     (0.3)     $      2.1     $      0.1     $      0.7     $      0.8
                         ==========     ==========      ==========     ==========     ==========     ==========

SHEET METAL SEGMENT

Net Sales. The following table specifies the amount of the Sheet Metal segment's net sales by category for the quarters ended June 30, 2005 and June 30, 2004 and the percentage of the segment's total net sales for each period represented by each category.

($ in millions)
                                              Quarter                       Quarter
                                               ended                         ended
                                              June 30,         % of          June 30,         % of
Category                                        2005           Total           2004           Total
--------                                     ----------      ----------     ----------      ----------
Corporate and regional                       $      9.8            47.6%    $      7.3            41.7%
Commercial aircraft                                 6.6            32.0            5.7            32.6
Military products                                   2.5            12.1            3.0            17.1
Other                                               1.7             8.3            1.5             8.6
                                             ----------      ----------     ----------      ----------
Total                                        $     20.6           100.0%    $     17.5           100.0%
                                             ==========      ==========     ==========      ==========

Net sales for the segment for the quarter ended June 30, 2005 were $20.6 million, a 17.7% increase from $17.5 million in the second quarter of 2004.

Net sales for components used on corporate and regional aircraft were $9.8 million for the second quarter of 2005, an increase of 34.2% from $7.3 million in the second quarter of 2004. Net sales of components used on Gulfstream aircraft were $8.2 million in the second quarter of 2005, an increase of 95.2% as compared to $4.2 million in the second quarter of 2004. Increased production rates by Gulfstream and product sales awarded during 2004 were the primary reasons for this increase. This increase was offset by reductions in volume with Bombardier Inc. ("Bombardier") stemming from an agreement for the segment to shift a previously sub-contracted portion of work back to Bombardier and a reduction in demand for components used in auxiliary power units used in corporate and regional aircraft.

Commercial aircraft net sales were $6.4 million in the quarter ended June 30, 2005 compared to $5.7 million in the quarter ended June 30, 2004, a 12.3% increase. This increase was primarily from net sales for components used on Boeing Company's ("Boeing") 737 aircraft, which were $3.7 million in the current year second quarter, a 27.6% increase from $2.9 million in the prior year quarter.

Net sales on military products were $2.5 million in the second quarter of 2005, a 16.7% decline from $3.0 million in the second quarter of 2004. This reduction resulted primarily from negotiations to return certain poorly performing components on Lockheed Martin Corporation's C-130 program to the segment late in 2004.

Gross Profit. Gross profit for the segment was $5.4 million (26.2% of net sales) in the second quarter of 2005 compared to $3.3 million (18.9% of net sales) in the second quarter of 2004, an increase of 63.6%. This increase in gross profit resulted from improved labor efficiencies, as manufacturing labor and fringe benefit costs were $5.9 million for the quarter ended June 30, 2005 compared to $5.8 million for the quarter ended June 30, 2004, while sales for the segment grew 17.7% to $20.6 million from $17.5 million for the same respective periods. Additionally, the growth in net sales provided more beneficial coverage of fixed costs.

Selling, General and Administrative Expenses. Selling, general and administrative ("SGA") expenses were $3.0 million (14.6% of net sales) for the segment for the quarter ended June 30, 2005, down from $3.2 million (18.3% of net sales) for the quarter ended June 30, 2004. The prior year amounts included $0.2 million of restructuring expenses related to a re-alignment of production capabilities and reduction of employment levels at the segment's Wichita, Kansas facility. Excluding these restructuring expenses, SGA expenses were unchanged year over year.

MACHINING AND TECHNOLOGY SEGMENT

Net Sales. The following table specifies the amount of the Machining and Technology segment's net sales by category for the quarters ended June 30, 2005 and June 30, 2004 and the percentage of the segment's total net sales for each period represented by each category:

($ in millions)
                                              Quarter                        Quarter
                                               ended                          ended
                                              June 30,         % of          June 30,         % of
CATEGORY                                        2005           Total           2004           Total
--------                                     ----------      ----------     ----------      ----------
Military products                            $      1.6            47.1%    $      1.0            22.7%
Technology products                                 1.1            32.4            3.1            70.5
Other                                               0.7            20.5            0.3             6.8
                                             ----------      ----------     ----------      ----------
Total                                        $      3.4           100.0%    $      4.4           100.0%
                                             ==========      ==========     ==========      ==========

Net sales for the Machining and Technology segment were $3.4 million for the quarter ended June 30, 2005 compared to $4.4 million for the quarter ended June 30, 2004, a decline of 22.7%.

Net sales of technology products were $1.1 million for the second quarter of 2005, a decrease of 64.5% from $3.1 million during the second quarter of 2004. This decline is attributable to reduced demand from a customer providing laser equipment to the semi-conductor industry. Net sales for this market had been dropping significantly since the third quarter of 2004, hitting a low in the second quarter of 2005.

Net sales of components for military products increased to $1.6 million during the quarter ended June 30, 2005, an increase of 60.0% from $1.0 million in the quarter ended June 30, 2004. This increase was primarily attributable to increased demand for components on the Apache Helicopter and various guidance systems.

Gross Profit. The segment's gross profit was $0.2 million (5.9% of net sales) in the quarter ended June 30, 2005, down from $1.1 million (25.0% of net sales) in the quarter ended June 30, 2004. This 81.8% decline in gross profit resulted from the reduced coverage of fixed costs by the decline in net sales, principally the decrease in net sales of laser products, and poor efficiency on product produced for certain new customers.

Selling, General and Administrative Expenses. SGA expenses were $0.5 million (14.7% of net sales) in the quarter ended June 30, 2005, an increase from $0.4 million (9.1% of net sales) in the quarter ended June 30, 2004. This increase is due to higher salary and fringe benefit costs.

NON-SEGMENT EXPENSES

Interest Expense. Interest expense for the second quarter of 2005 was $0.4 million compared to $0.6 million in the second quarter of 2004. The second quarter of 2004 included a fee payable to the Company's former lender of $0.1 million. Additionally, debt levels were reduced to $17.9 million at June 30, 2005 from $25.6 million at June 30, 2004 from internally generated cash flow.

Income Tax Expense. Income tax expense was $0.7 million for the quarter ended June 30, 2005, compared to $0.1 million for the quarter ended June 30, 2004. The effective tax rate for the current year second quarter was 38.7% compared to 35.7% in the second quarter of the prior year. This difference in rate is primarily attributable to the utilization of certain net operating losses in 2004 that had not previously been valued.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO JUNE 30, 2004

The following table is a summary of the Company's operating results for the six months ended June 30, 2005 and June 30, 2004:

($ in millions)                      Six Months Ended                               Six Months Ended
                                       June 30, 2005                                 June 30, 2004
                         -----------------------------------------     -----------------------------------------
                           Sheet        Machining &                      Sheet         Machining &
                           Metal        Technology        Total          Metal         Technology       Total
                         ----------     -----------     ----------     ----------      -----------    ----------
Net sales                $     41.1     $      6.9      $     48.0     $     32.2      $      8.2     $     40.4
Cost of sales                  30.9            6.3            37.2           27.2             6.2           33.4
                         ----------     ----------      ----------     ----------      ----------     ----------
Gross profit                   10.2            0.6            10.8            5.0             2.0            7.0
S, G & A                        5.9            1.0             6.9            6.4             0.9            7.3
                         ----------     ----------      ----------     ----------      ----------     ----------
Income (loss) from
   operations            $      4.3     $     (0.4)     $      3.9     $     (1.4)     $      1.1     $     (0.3)
                         ==========     ==========      ==========     ==========      ==========     ==========

SHEET METAL SEGMENT

Net Sales. The following table specifies the amount of the Sheet Metal segment's net sales by category for the six months ended June 30, 2005 and June 30, 2004 and the percentage of the segment's total net sales for each period represented by each category.

($ in millions)

                                         Six Months Ended      % of       Six Months Ended     % of
Category                                   June 30, 2005       Total       June 30, 2004       Total
--------                                 ----------------    ----------   ----------------  ----------
Corporate and regional                       $     20.0            48.7%    $     12.2            37.9%
Commercial aircraft                                12.9            31.4           11.3            35.1
Military products                                   4.6            11.2            6.1            18.9
Other                                               3.6             8.7            2.6             8.1
                                             ----------      ----------     ----------      ----------
Total                                        $     41.1           100.0%    $     32.2           100.0%
                                             ==========      ==========     ==========      ==========

Net sales for the first six months of 2005 were $41.1 million compared to $32.2 million in the first six months of 2004, an increase of 27.6%.

Net sales of corporate and regional aircraft products were $20.0 million in the first half of 2005, up 63.9% from the first six months of 2004. Components for use on Gulfstream aircraft generated net sales of $16.6 million in the first half of 2005 compared to $8.2 million in the first half of 2004. This increase resulted from the combination of increased production rates at Gulfstream and additional product sales awarded to the company during 2004.

Net sales of components for commercial aircraft were $12.9 million for the six months ended June 30, 2005 an increase of 14.2% as compared to $11.3 million for the six months ended June 30, 2004. Net sales of components for the Boeing 737, 747 and 777 aircraft were $11.9 million through June 30, 2005, up 14.4% from $10.4 million through June 30, 2004, such increase driven primarily by increased production rates at Boeing.

Military products generated net sales of $4.6 million in the six months ended June 30, 2005, down 24.6% from $6.1 million for the six months ended June 30, 2004. This decline resulted from the end of an unprofitable B-52 refurbishment program during the first half of 2004 and the Company's efforts to move unprofitable work on components for the C-130 aircraft to other suppliers.

Gross Profit. Gross profit for the first half of 2005 was $10.2 million (24.8% of net sales), an increase of 104% as compared to $5.0 million (15.5% of net sales) for the first half of 2004. This improvement in gross profit was driven by labor efficiency gains from higher net sales, benefits resulting from the restructuring of the segment's St. Charles, Missouri and Wichita, Kansas facilities completed in the first half of 2004, and the movement of certain unprofitable product to other suppliers.

Selling, General and Administrative Expenses. SGA expenses for the segment were $5.9 million (14.4% of net sales) for the six months ended June 30, 2005, down 7.8% from $6.4 million (19.9% of net sales) for the six months ended June 30, 2004. The first half of 2004 included restructuring costs related to staffing and facility changes in the segment's St. Charles, Missouri and Wichita, Kansas operations of $0.7 million.

MACHINING AND TECHNOLOGY SEGMENT

Net Sales. The following table specifies the amount of the Machining and Technology segment's net sales by category for the six months ended June 30, 2005 and June 30,2004 and the percentage of the segment's total net sales for each period represented by each category:

($ in millions)

                                        Six Months Ended       % of      Six Months Ended     % of
CATEGORY                                 June 30, 2005         Total      June 30, 2004       Total
                                        ----------------     ----------  ----------------   ----------
Military products                            $      3.9            56.5%    $      2.1            25.6%
Technology products                                 1.8            26.1            5.3            64.6
Other                                               1.2            17.4            0.8             9.8
                                             ----------      ----------     ----------      ----------
Total                                        $      6.9           100.0%    $      8.2           100.0%
                                             ==========      ==========     ==========      ==========

Net sales for the Machining and Technology segment were $6.9 million for the first half of 2005, down 15.9% from $8.2 million in the first half of 2004.

Net sales of technology products were $1.8 million for the six months ended June 30, 2004, down 66.0% from the six months ended June 30, 2004. Demand for components used in the production of lasers used in the semiconductor market has continued to be weak. The segment's largest technology customer has delayed shipments of orders to balance demand and to better manage working capital.

Net sales of military products were $3.9 million for the six months ended June 30, 2005, up 85.7% from $2.1 million for the six months ended June 30, 2004. This increase resulted from additional net sales of Apache helicopter components and products used in various guidance systems.

Gross Profit. Gross profit for the first six months of 2005 were $0.6 million (8.7% of net sales) for the segment, down 70.0% from $2.0 million (24.4% of net sales) for the first six months of 2004. The decrease in net sales for technology products for the six months ended June 30, 2004 combined with start up costs related to certain new customers caused this erosion in gross profit.

Selling, General and Administrative Expenses. SGA expense was $1.0 million (14.5% of net sales) for the first half of 2005, up from $0.9 million (11.0% of net sales) for the first half of 2004. This increase was primarily attributable to increased salary and wage cost.

NON-SEGMENT EXPENSES

Interest Expense. Interest expense for the first half of 2005 was $0.8 million compared to $1.0 million for the first half of 2004. Included in the first half of 2004 were special bank fees of $0.1 million.

Income Tax Expense. Income tax expense for the six months ended June 30, 2005 were $1.2 million compared to $0.1 million for the six months ended June 30, 2004. The Company's increase in tax expense was due to the increased profitability during the first six months of 2005 compared to the first six months of 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated operating cash flow of $3.0 million in the first six months of 2005, primarily from net income of $1.9 million plus non-cash depreciation and amortization of $2.3 million. Offsetting this cash source was growth in the Company's accounts receivables of $1.7 million due to an increase in net sales. Additionally, the Company received a temporary cash benefit of $1.0 million from deferring income tax payments to the first quarter of 2006 due to its level of tax obligation for fiscal 2004.

The Company used $0.6 million of cash for capital expenditures during the first six months of 2005. The Company has constrained its capital expenditures over the past 2 years and expects to increase spending over the next 2 years to support its growth needs. Total capital expenditures for 2005 are expected to be approximately $2.5 million.

Our current lending agreement (the "Credit Facility") requires cash generated to be applied to its revolving line of credit (the "Revolver"). Therefore, the Company carries a small cash balance and feels that its borrowing availability under the Revolver is a better indicator of its financial flexibility. Under the Credit Facility, our assets on June 30, 2005 supported Revolver borrowings of up to $14.3 million. At June 30, 2005, we had $9.0 million outstanding on the Revolver, thereby providing $5.3 million of additional borrowing capacity. Cash generated during the year has been used to pay down the Revolver by $1.6 million and to fund scheduled term debt payments of $1.1 million. We believe our Credit Facility will support our working capital and other cash needs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows. We are exposed to market risk primarily due to fluctuations in interest rates. We do not utilize any particular strategy or instruments to manage our interest rate risk.

Our Credit Facility is comprised of the Revolver, an equipment term loan (the "Equipment Loan") and a real estate term loan (the "Real Estate Loan"). The Credit Facility carries a fluctuating interest rate that now varies based on changes to the prime lending rate of interest of Wells Fargo Business Credit, Inc. ("Wells Fargo"). Accordingly, we are subject to potential fluctuations in our debt service. Based on the amount of our outstanding debt as of June 30, 2005, a hypothetical 1% change in the interest rate of our Credit Facility would result in a change in our annual interest expense of approximately $0.2 million during the next fiscal year. However, under each of the Revolver, the Equipment Loan and the Real Estate Loan, the Company has an option to fix the interest rate for a period not to exceed 90 days, which, while not eliminating interest rate risk, allows the Company to moderate the impact of changes in Wells Fargo's prime lending rate.

ITEM 4. CONTROLS AND PROCEDURES.

As of June 30, 2005, our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of other members of our management as they deemed appropriate of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in periodic reports that the Company files with the Securities and Exchange Commission is (a) recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and (b) is accumulated and communicated to the Company's management, including its officers, as appropriate to allow timely decisions regarding required disclosure.

In connection with our 2004 year-end audit, our independent registered public accounting firm identified certain material weaknesses relating to inventory valuation at our Vista, California location. In January 2005, we undertook three corrective actions specifically designed to address this concern which consisted of (i) the conversion of the operating and financial systems at our Vista, California location for assimilation into our operating and financial systems,
(ii) the evaluation and documentation of the procedures at our Vista location, and (iii) providing more management oversight of the accounting for inventories at our Vista, California location.

During the second quarter of 2005, we completed the conversion of the operating and financial systems formerly utilized at our Vista, California location. Accordingly, in the judgment of management, this corrective action has been completed and constitutes significant changes in our internal controls. We are currently providing additional managerial oversight for the accounting for inventory at our Vista, California facility and will continue to train selected accounting personnel to perform this function. We are still in the process of evaluating and documenting the procedures related to inventory evaluation at our Vista, California location and expect such undertaking will be completed by year-end 2005. When completed, the corrective action related to such evaluation and documentation will constitute a significant change in our internal controls. We will continue to evaluate the effectiveness of its disclosure controls and procedures and its internal controls on an ongoing basis and will take further action as appropriate.

Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2005 our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately within the time periods specified in Securities and Exchange Commission rules and forms.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On February 6, 2004, Versaform, our wholly-owned subsidiary acquired on May 16, 2002, was served a subpoena by the federal government.

The subpoena relates to the time period January 1, 1999 through February 6, 2004 and was issued in connection with an investigation by certain government agencies, including the Department of Defense, Office of Inspector General, Defense Criminal Investigative Service and the Federal Bureau of Investigation. The subpoena refers to structural components Versaform manufactured for Nordam Corporation for B-52 engine cowlings, components for auxiliary power units Versaform manufactured for Hamilton Sundstrand, a United Technologies Company, and certain tools Versaform manufactured for Lockheed Martin Corporation.

We have not been served with any notice of any pending legal action filed by any government agency. Accordingly, we have no knowledge of any specific allegations of wrongdoing against Versaform by any regulatory authority.

We intend to cooperate fully with the federal government in connection with any investigation of this matter and has currently provided all information and support of related manufacturing and sales activity requested.

Other than as noted above, we have not been a party to any legal proceedings, other than routine claims and lawsuits arising in the ordinary course of its business. We do not believe such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The annual meeting of the shareholders of the Company was held on July 7, 2005. Of the 8,243,147 shares entitled to vote at such meeting, 8,102,261 shares were present at the meeting in person or by proxy.

(b) The individual listed below was elected as a Class I Director of the Company at the meeting, and the number of shares voted for, against and withheld were as follows:

                                                                        Number of Shares Voted
                                                                      -------------------------
               Name                                                   For              Withheld
               ----                                                   ---              --------
         Sanford S. Neuman                                         7,785,292               316,969

         The individuals listed below are Directors whose term of office continued after the meeting:

         Thomas G. Unger
         John M. Roeder
         Paul L. Miller, Jr.*
         Ronald S. Saks
         Joseph Burstein
         Brian D. Geary

         * Mr. Miller passed away on July 15, 2005.

         Abstentions with respect to the election of directors were treated as votes withheld.

(c) In addition to the election of one Class I Director, the following matters were voted upon:

         (i) The shareholders ratified the appointment of BDO Seidman, LLP as the Company's independent auditor for the fiscal year ending December 31, 2005. The number of shares voted for, against and withheld were as follows:

                             Number of Shares Voted
                     ---------------------------------------
                     For           Against           Abstain
                     ---           -------           -------
                  8,078,865          4,070           19,326

         (ii) The shareholders approved the LMI Aerospace, Inc. 2005 Long-Term Incentive Plan. The number of shares voted for, against and withheld were as follows:

                                       Number of Shares Voted
                       ------------------------------------------------------------
                       For         Against          Abstain        Broker Non-Votes
                       ---         -------          -------        ----------------
                  5,121,908        196,850            7,295             2,776,208

(d)      None.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K.

         (a)      Exhibits:

                  See Exhibit Index.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           LMI AEROSPACE, INC.

Date: August 12, 2005                      /s/ Ronald S. Saks
                                           -------------------------------------
                                           Ronald S. Saks,
                                           President and Chief Executive Officer

Date: August 12, 2005                      /s/ Lawrence E. Dickinson
                                           -------------------------------------
                                           Lawrence E. Dickinson
                                           Chief Financial Officer and Secretary

                                  EXHIBIT INDEX


Exhibit No.                Description
-----------                -----------

31.1                       Rule 13a-14(a) Certification of Ronald S. Saks,
                           President and Chief Executive Officer.

31.2                       Rule 13a-14(a) Certification of Lawrence E.
                           Dickinson, Secretary and Chief Financial Officer.

32                         Certification of Chief Executive Officer and Chief
                           Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley
                           Act of 2002.