Form 10-Q
period 2005-09-30
LMI AEROSPACE INC
filed 2005-11-14
CIK 1059562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2005.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from ______ to ______.

Commission file number: 000-24293

LMI AEROSPACE, INC.
(Exact Name of Registrant as Specified in its Charter)

Missouri (State or Other Jurisdiction of Incorporation or Organization)	43-1309065 (IRS Employer Identification No.)

3600 Mueller Road St. Charles, Missouri (Address of Principal Executive Offices)	63302-0900 (Zip Code)

(636) 946-6525
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).☐ Yes ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class of common stock	Number of shares outstanding as of November 9, 2005

Common Stock, par value $.02 per share	8,321,855

LMI AEROSPACE, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDING SEPTEMBER 30, 2005

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I
FINANCIAL INFORMATION

LMI Aerospace, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	(Unaudited) September 30, 2005	December 31, 2004
Assets:
Current Assets:
Cash and cash equivalents	$77	$414
Trade accounts receivable, net of allowance of
$222 at September 30, 2005 and $213 at December 31, 2004	12,485	9,093
Inventories	26,040	23,687
Prepaid expenses and other current assets	1,038	981
Deferred income taxes	2,043	2,043
Total current assets	41,683	36,218

Property, plant and equipment, net	17,538	18,947
Goodwill	5,653	5,653
Customer intangible assets, net	3,180	3,408
Other assets	833	1,155
Total assets	$68,887	$65,381

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,354	$5,857
Accrued expenses	3,390	2,728
Income taxes payable	1,729	67
Current installments of long-term debt and capital lease
obligations	1,756	1,973
Total current liabilities	13,229	10,625

Long-term debt and capital lease obligations, less current
installments	15,102	17,583
Subordinated debt	1,000	1,000
Deferred income taxes	1,821	1,821
Total long-term liabilities	17,923	20,404

Stockholders’ equity:
Common stock, $.02 par value per share; 28,000,000 shares
authorized; 8,763,877 shares and 8,736,427 shares issued
at September 30, 2005 and 2004, respectively	175	175
Preferred stock, $.02 par value per share; 2,000,000
shares authorized; none issued in both periods	-	-
Additional paid-in capital	26,245	26,171
Treasury stock, at cost, 457,022 shares at September 30, 2005 and
499,712 shares at December 31, 2004	(2,168)	(2,371)
Retained earnings	13,483	10,377
Total stockholders’ equity	37,735	34,352
Total liabilities and stockholders’ equity	$68,887	$65,381

See accompanying notes.

LMI Aerospace, Inc.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net sales	$24,255	$23,032	$72,236	$63,447
Cost of sales	17,917	18,272	55,051	51,689
Gross profit	6,338	4,760	17,185	11,758

Selling, general and administrative expenses	3,844	3,192	10,784	10,499
Income from operations	2,494	1,568	6,401	1,259

Other income (expense):
Interest expense	(406)	(798)	(1,249)	(1,806)
Other, net	2	414	2	422
Income (loss) before income taxes	2,090	1,184	5,154	(125)

Provision for income taxes	787	39	1,958	114
Net income (loss)	$1,303	$1,145	$3,196	$(239)

Amounts per common share:
Net income (loss) per common share	$0.16	$0.14	$0.39	$(0.03)

Net income (loss) per common share,
assuming dilution	$0.16	$0.14	$0.38	$(0.03)

Weighted average common shares
outstanding	8,268,794	8,181,786	8,248,959	8,181,786

Weighted average diluted stock
options outstanding	113,720	-	109,171	-

See accompanying notes.

LMI Aerospace, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Operating activities:
Net income (loss)	$3,196	$(239)
Adjustments to reconcile net income (loss) to
Net cash provided by operating activities:
Depreciation and amortization	3,278	3,499
Non-cash gain on sale of Versaform, Canada	-	(523)
Non-cash loss on sale of equipment	4	44
Changes in operating assets and liabilities:
Trade accounts receivable	(3,392)	(2,002)
Inventories	(2,353)	716
Prepaid expenses and other assets	(125)	(587)
Income taxes	1,687	1,648
Accounts payable	497	991
Accrued expenses	663	728
Net cash provided by operating activities	3,455	4,275

Investing activities:
Additions to property, plant and equipment	(1,298)	(823)
Proceeds from sale of Versaform, Canada	-	964
Proceeds from sale of equipment	17	10
Net cash provided (used) by investing activities	(1,281)	151

Financing activities:
Net borrowing (payment) on revolving line of credit	(1,174)	977
Principal payments on long-term debt	(1,524)	(5,564)
Proceeds from exercise of stock options	187	-
Net cash used by financing activities	(2,511)	(4,587)

Effect of exchange rate changes on cash	-	20
Net decrease in cash and cash equivalents	(337)	(181)
Cash and cash equivalents, beginning of year	414	441
Cash and cash equivalents, end of quarter	$77	$260

Supplemental disclosures of cash flow information:
Interest paid	$1,292	$1,298
Income taxes paid (refunded), net	$263	$(1,645)

Supplemental Schedule of Non-cash Investing and Financing Activities
At August 31, 2004, the Company sold 100% of its stock in its Versaform Canada division, whereby all of the assets and certain liabilities were transferred to a private group of investors, as follows:
Accounts receivable, net	196
Inventories	47
Prepaid expenses	22
Net property plant and equipment	249
Accounts payable	34
Accrued expenses	26
Income taxes payable	13
The sale resulted in cash proceeds of $868, plus an additional note receivable of $96.

See accompanying notes.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
(Unaudited)

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the nine months ending September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the condensed consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Forms 10-K and 10-K/A for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

Customer Concentration

Direct sales to the Company’s largest customer accounted for 33.8% and 24.4% of the Company’s total revenues at September 30, 2005 and September 30, 2004, respectively.

Direct sales to the Company’s second largest customer accounted for 19.8% and 18.7% of the Company’s total revenues at September 30, 2005 and September 30, 2004, respectively.

Direct sales to the Company’s third largest customer accounted for 6.9% and 9.2% of the Company’s total revenues at September 30, 2005 and September 30, 2004, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and provides the pro forma disclosures required by Statements of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. No stock-based employee compensation expense is recognized in the statement of operations, as all options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. Had the Company determined compensation cost based on the fair value of the underlying common stock at the grant date under SFAS No. 123, net income and earnings per share amounts would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net Income (loss)	$1,303	$1,145	$3,196	$(239)
Total stock-based employee compensation
expense determined under fair value
based method, net of tax effect	(1)	(1)	(19)	(13)
Pro forma net income (loss)	$1,302	$1,144	$3,177	$(252)

Net Income (loss) per common share - basic
and assuming dilution[1]
As reported	$0.16	$0.14	$0.39	$(0.03)
Pro forma	$0.16	$0.14	$0.38	$(0.03)

1 Options to purchase 10,500 and 369,893 shares of common stock were outstanding at September 30, 2005 and September 30, 2004, respectively, but were not included in the computations of diluted EPS because the options’ exercise price was greater than the year to date average market price of the common shares.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payments (‘SFAS No. 123R”), which revises and replaces SFAS No. 123 and supercedes APB Opinion No. 25. SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in its consolidated statements of operations. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The provisions for SFAS No. 123R are effective for fiscal year beginning after December 15, 2005 for small business issuers. The Company does not expect that the adoption of SFAS No. 123R will have a significant impact on its consolidated financial statements.

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

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
(Unaudited)

2.  Inventories
Inventories consist of the following:

	September 30, 2005	December 31, 2004
Gross inventory
Raw materials	$5,691	$4,603
Work in progress	7,087	6,931
Finished goods	15,498	14,458
Total gross inventory	28,276	25,992
Reserves
Lower of cost or market	(182)	(288)
Obsolescence & slow moving	(2,054)	(2,017)
Total reserves	(2,236)	(2,305)

Net inventory	$26,040	$23,687

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

In the fourth quarter of 2004, the Company performed the required annual impairment test under SFAS No. 142 and concluded that the remaining goodwill balance, which relates to the Machining and Technology segment only, was not impaired. Goodwill was $5,653 at September 30, 2005 and December 31, 2004.

Customer Related Intangibles

The carrying amount of customer related intangibles at September 30, 2005 and December 31, 2004 were as follows:

	Gross Amount	Accumulated Amortization	Useful Life
Versaform Corporation	$3,975	$795	15 years
September 30, 2005	$3,975	$795

Versaform Corporation	$3,975	$596
Stretch Forming Corporation	329	300
December 31, 2004	$4,304	$896

Customer related intangibles amortization expense was $66 and $96 for the three months ended September 30, 2005 and 2004, respectively, and $228 and $288 for the nine months ended September 30, 2005 and 2004, respectively.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
(Unaudited)

4.  Long-Term Debt and Revolving Line of Credit

Long-term debt and the revolving line of credit consist of the following:

	September 30, 2005	December 31, 2004
Term Loans:
Real estate	$3,372	$3,645
Equipment	3,835	4,720
Revolving line of credit	9,416	10,590
Note payable to director, principal and interest payable
monthly at 7%	--	181
Notes payable, principal and interest payable monthly,
at fixed rates, ranging from 6.99% to 8.88%	235	420
Total debt	16,858	19,556
Less current installments	1,756	1,973
Total	$15,102	$17,583
Subordinated notes due December 2007 payable to
certain directors, interest payable monthly at 12%	$1,000	$1,000

New Credit Facility

On November 29, 2004 the Company negotiated a new lending agreement (the “Credit Facility”) with Wells Fargo Business Credit, Inc. (“Wells Fargo”). The Credit Facility is structured as follows:

•
A revolving line of credit (the “Revolver”) of up to $18,000, subject to a borrowing base calculation. At September 30, 2005, the Company had $9,416 outstanding under the Revolver. The borrowing base calculation at September 30, 2005 allowed the Company to borrow up to $14,366. The Revolver requires monthly payments of interest at Wells Fargo’s prime lending rate (6.75% at September 30, 2005) and matures on November 15, 2007.

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

•
A real estate term loan (the “Real Estate Loan”) of $3,645 payable in equal monthly principal installments of $30 over three years, using a ten year amortization table. The Real Estate Loan requires interest at Wells Fargo’s prime lending rate plus 4%. This rate can be reduced to Wells Fargo’s prime lending rate plus 0.5% if the Company is able to maintain sufficient liquidity and reduce the borrowing base calculations by $1,800 over the first year of the Real Estate Loan.

Under the Revolver, Equipment Loan and Real Estate Loan, the Company has an option to fix the interest rate for a period not to exceed 90 days. The Credit Facility is secured by all the assets of the Company and requires the Company to meet certain non-financial and financial covenants, including minimum levels of net income and net worth and limits on capital expenditures. The Credit Facility expires on November 15, 2007 and includes prepayment penalties for early termination of the Credit Facility.

In connection with the Credit Facility, the Company issued an aggregate of $1,000 of subordinated notes to certain of its directors. These subordinated notes provide for no principal payments and quarterly interest payments at 12% per annum and mature on December 31, 2007. Prepayments are allowed only if certain financial transactions or measurements are accomplished.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
(Unaudited)

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

The accounting policies of the segments are the same as those described in Note 1 of the Condensed Consolidated Financial Statements included as part of this Quarterly Report on Form 10-Q. Sales between segments are insignificant. Corporate assets, liabilities and expenses related to the Company’s corporate offices are allocated to the segments, except for interest expense and income taxes. The table below presents information about reported segments on the basis used internally to evaluate segment performance:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales:
Sheet Metal	$20,891	$19,406	$61,938	$51,628
Machining and Technology	3,364	3,626	10,298	11,819
	$24,255	$23,032	$72,236	$63,447

Income (loss) from operations:
Sheet Metal	$2,830	$1,241	$7,105	$(134)
Machining and Technology	(336)	327	(704)	1,393
	$2,494	$1,568	$6,401	$1,259

Interest expense:
Sheet Metal	$-	$150	$3	$407
Machining and Technology	$-	$130	$-	$441
Corporate	$406	$518	$1,246	$958
	$406	$798	$1,249	$1,806

Depreciation and Amortization:
Sheet Metal	$753	$966	$2,460	$2,863
Machining and Technology	133	100	327	296
Corporate	151	113	491	340
	$1,037	$1,179	$3,278	$3,499

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Capital expenditures:
Sheet Metal	$447	$145	$949	$774
Machining and Technology	99	2	113	18
Corporate	182	10	236	31
	$728	$157	$1,298	$823

	September 30, 2005	December 31, 2004

Goodwill:
Machining and Technology	$5,653	$5,653
	$5,653	$5,653

Total Assets:
Sheet Metal	$50,573	$45,017
Machine and Technology	14,453	15,981
Corporate	3,861	4,383
	$68,887	$65,381

6.  Comprehensive Income (Loss)

Comprehensive income (loss) includes adjustments to net income (loss) for the change in foreign currency translations related to the Company’s former Canadian subsidiary, which was sold in 2004, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income (loss)	$1,303	$1,145	$3,196	$(239)

Other comprehensive income (loss):
Foreign currency translation
adjustments	-	8	-	(20)
Comprehensive income (loss)	$1,303	$1,153	$3,196	$(259)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Statement Regarding Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. The Company makes forward-looking statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q, which represent the Company’s expectations or beliefs about future events and financial performance. When used in this report, the words “expect,”“believe,”“anticipate,”“goal,”“plan,”“intend,”“estimate,”“may,”“will” or similar words are intended to identify forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, including those referred to in the “Risk Factors” section of the Company’s Annual Report on Forms 10-K and 10-K/A for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 31, 2005.

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

The Company believes that certain significant accounting estimates have the potential to have a more significant impact on the financial statements either because of the significance of the financial statements to which they relate or because they involve a higher degree of judgment and complexity. A summary of such critical accounting estimates can be found in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation” contained in the Company’s Annual Report on Forms 10-K and 10-K/A for the fiscal year ended December 31, 2004.

Overview

LMI Aerospace, Inc., its direct and indirect wholly-owned subsidiaries and other required consolidated entities are collectively referred to as “the Company.” Also, unless the context otherwise requires, the terms “we,”“us,” or “our” refer to the Company.

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” commonly referred to as MD&A, is intended to help the reader understand the Company, our operations and our business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes as well as our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Historically, our business was primarily dependent on the commercial aircraft market, with Boeing Company as our principal customer. In order to diversify our products and customer base, we implemented an acquisition and marketing strategy in the late 1990’s that has broadened the number of industries to which we sell our components, and, within the aerospace industry, diversified our customer base to reduce our dependence on Boeing Company. The following table specifies our sales by market as a percentage of total sales for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004:

Market	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Corporate and regional aircraft	41.9%	34.7%
Commercial aircraft	28.0	26.5
Military products	16.9	20.1
Technology products	8.3	10.6
Other (1)	4.9	8.1
Total	100.0%	100.0%
(1) Includes commercial sheet metal and various aerospace products.

Beginning in 2001, we began an aggressive acquisition campaign that resulted in the consummation of four transactions through 2002. In April 2001, we acquired Tempco Engineering Inc. and certain of its affiliates (“Tempco”), which expanded our aerospace product line and introduced the Company to the technology industry. In 2002, we acquired Versaform Corporation and certain of its affiliates (“Versaform), as well as Stretch Forming Corporation (“SFC”) and Southern Stretch Forming and Fabrication, Inc. (“SSFF”). The Versaform acquisition significantly increased our presence in the corporate and regional aircraft market while adding some military products to our product line.

The SFC acquisition further supplemented our military product line. Finally, our acquisition of SSFF increased our business in the corporate and regional aircraft market.

As a result of the development of Tempco’s business, the Company determined that Tempco should operate and be managed as an autonomous unit and, accordingly, as a business segment separate from our other businesses. The Tempco business, which sells machined components to both the aerospace and technology industries, is referred to in this discussion as the Machining and Technology segment, and our other businesses are referred to as the Sheet Metal segment.

RESULTS OF OPERATIONS

Three months ended September 30, 2005 compared to three months ended September 30, 2004

The following table is a summary of the Company’s operating results for the three months ended September 30, 2005 and September 30, 2004:

($ in millions)	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
	Sheet Metal	Machining & Technology	Total	Sheet Metal	Machining & Technology	Total
Net sales	$20.8	$3.4	$24.2	$19.4	$3.6	$23.0
Cost of sales	14.7	3.2	17.9	15.4	2.8	18.2
Gross profit	6.1	0.2	6.3	4.0	0.8	4.8
S, G & A	3.3	0.5	3.8	2.7	0.5	3.2
Income (loss) from
operations	$2.8	$(0.3)	$2.5	$1.3	$0.3	$1.6

Sheet Metal Segment

Net Sales. The following table specifies the amount of the Sheet Metal segment’s net sales by category for the third quarter of 2005 and 2004 and the percentage of the segment’s total net sales for each period represented by each category.

($ in millions)
Category	3rd Qtr 2005	% of Total	3rd Qtr 2004	% of Total
Corporate and regional	$10.2	49.1%	$9.8	50.5%
Commercial aircraft	7.2	34.6	5.6	28.9
Military products	2.5	12.0	2.6	13.4
Other	0.9	4.3	1.4	7.2
Total	$20.8	100.0%	$19.4	100.0%

Net sales for the Sheet Metal segment for the quarter ended September 30, 2005 were $20.8 million, an increase of 7.2% from $19.4 million for the quarter ended September 30, 2004.

Net sales for use on corporate and regional aircraft were $10.2 million in the third quarter of 2005 compared to $9.8 million in the third quarter of 2004, an increase of 4.1%. This increase resulted primarily from a growth in net sales for use on Gulfstream aircraft from $8.3 million in the third quarter of 2005 to $7.8 million in the third quarter of 2004. This increase was offset by declines in demand for Bombardier aircraft components and auxiliary power unit components for various aircraft.

Net sales for commercial aircraft were $7.2 million in the quarter ended September 30, 2005, a 28.6% increase from $5.6 million in the quarter ended September 30, 2004. This increase was primarily driven by higher production rates for the Boeing 737, which generated net sales of $4.6 million in the third quarter of 2005 compared to $3.3 million in the third quarter of 2004. Net sales of components for the Boeing 747 of $1.5 million in the third quarter of 2005, up from $1.3 million in the third quarter of 2004, also contributed to this increase in net sales. However, sales of Boeing products were reduced by approximately $0.5 million in the quarter due to delivery deferrals related to a work stoppage at Boeing facilities.

Military products generated net sales of $2.5 million for the quarter ended September 30, 2005 compared to $2.6 million for the quarter ended September 30, 2004. Net sales for use on Lockheed products were $1.6 million in the third quarter of 2005 compared to $1.7 million in the third quarter of 2004. The $0.1 million decline was offset by net sales of $0.2 million generated under a new long term agreement with Sikorsky Aircraft Corporation. These modest changes resulted in the $0.1 million decrease in net sales of military products from the third quarter of 2004 to the third quarter of 2005.

Gross Profit. Gross profit for the segment was $6.1 million (29.3% of net sales) for the third quarter of 2005, up from $4.0 million (20.6% of net sales) for the third quarter of 2004. This increase was driven by better manufacturing efficiencies, exiting certain poorly performing products and improved coverage of fixed costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3.3 million (15.9% of sales) for the quarter ended September 30, 2005 compared to $2.7 million (13.9% of net sales) for the quarter ended September 30, 2004. This increase is primarily attributable to increased salary and wages for higher levels of employment, additional costs for bonuses and higher professional services.

Machining and Technology Segment

Net Sales. The following table specifies the amount of the Machining and Technology segment’s net sales by category for the third quarter of 2005 and 2004 and the percentage of the segment’s total net sales for each period represented by each category:

($ in millions)
Category	3rd Qtr of 2005	% of Total	3rd Qtr of 2004	% of Total
Military products	$1.3	38.2%	$1.9	51.6%
Technology products	1.7	50.0	1.4	38.8
Other	0.4	11.8	0.3	9.6
Total	$3.4	100.0%	$3.6	100.0%

Net sales for the Machining and Technology segment were $3.4 million in the third quarter of 2005, down 5.6% from $3.6 million in the third quarter of 2004.

Net sales of military products were $1.3 million for the third quarter of 2005, down from $1.9 million for the third quarter of 2004. This decline was due to decreased demand for Apache helicopter components for Alliant Techsystems and Boeing.

Net sales of components used in technology products were $1.7 million in the quarter ended September 30, 2005 compared to $1.4 million in the quarter ended September 30, 2004. Net sales of laser components for both the medical and semiconductor industries grew slightly during the period.

Gross Profit. Gross profit for the quarter ended September 30, 2005 was $0.2 million (5.9% of net sales) compared to $0.8 million (22.2% of net sales) in the quarter ended September 30, 2004. The $0.6 million decline resulted from poor labor efficiencies, moving and rearrangement costs incurred to better align production areas, and lower net sales providing less coverage of fixed costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $0.5 million in the third quarter of 2005, unchanged from the third quarter of 2004.

Non-segment Expenses

Interest Expense. Interest expense was $0.4 million in the quarter ended September 30, 2005 compared to $0.8 million in the quarter ended September 30, 2004. The third quarter of 2005 did not include the fee of $0.3 million payable to the Company’s prior lender that was included in the third quarter of 2004, which contributed to the $0.4 million decline in interest expense. Additionally, lower outstanding interest bearing debt balances at September 30, 2005 of $17.9 compared to $20.6 at September 30, 2004 generated lower interest costs which were partially offset by increased interest rates.

Other. Other income for the quarter third quarter of 2005 was $0.0 million, down from $0.4 million in 2004, primarily because the Company sold a subsidiary in British Columbia, Canada during the third quarter of 2004, which generated a gain of $0.4 million.

Income Tax Expense. Income tax expense was $0.8 million in the third quarter of 2005 compared to $0.0 million in the third quarter of 2004. During the third quarter of 2005, the Company utilized an effective income tax rate of 37.5%. During the third quarter of 2004, the Company utilized tax benefits from tax losses in the first and second quarters of 2004 to offset any liability for the third quarter.

Nine months ended September 30, 2005 compared to September 30, 2004

The following table is a summary of the Company’s operating results for the nine months ended September 30, 2005 and September 30, 2004:

($ in millions)	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
	Sheet Metal	Machining & Technology	Total	Sheet Metal	Machining & Technology	Total
Net sales	$61.9	$10.3	$72.2	$51.6	$11.8	$63.4
Cost of sales	45.5	9.5	55.0	42.6	9.0	51.6
Gross profit	16.4	0.8	17.2	9.0	2.8	11.8
S, G & A	9.3	1.5	10.8	9.1	1.4	10.5
Income (loss) from
operations	$7.1	$(0.7)	$6.4	$(0.1)	$1.4	$1.3

Sheet Metal Segment

Net Sales. The following table specifies the amount of the Sheet Metal segment’s net sales by category for the nine months ended September 30, 2005 and September 30, 2004 and the percentage of the segment’s total net sales for each period represented by each category.

($ in millions)
Category	Nine Months Ended September 30, 2005	% of Total	Nine Months Ended September 30, 2004	% of Total
Corporate and regional	$30.2	48.8%	$22.0	42.6%
Commercial aircraft	20.1	32.5	16.8	32.6
Military products	7.1	11.5	8.7	16.9
Other	4.5	7.2	4.1	7.9
Total	$61.9	100.0%	$51.6	100.0%

Net sales for the Sheet Metal segment were $61.9 million for the nine months ended September 30, 2005 compared to $51.6 million for the nine months ended September 30, 2004, an increase of 20.0%.

Net sales of components for corporate and regional aircraft were $30.2 million for the three quarters ended September 30, 2005, an increase of 37.3% from $22.0 million for the three quarters ended September 30, 2004. This increase was primarily attributable to increased production rates on Gulfstream aircraft and additional components awarded to the segment in the second quarter of 2004, which generated $24.9 million of net sales for the first three quarters of 2005 compared to $16.1 million for the first three quarters of 2004.

Net sales of components for commercial aircraft were $20.1 million for the nine months ended September 30, 2005 compared to $16.8 million for the nine months ended September 30, 2004, an increase of 19.6%. Demand from increasing production rates on Boeing’s 737 generated the majority of this growth with net sales for this aircraft model reaching $12.2 million for the nine months ended September 30, 2005 compared to $9.9 million for the nine months ended September 30, 2004. Net sales of components for the Boeing 777, which were $2.1 million for the nine months ended September 30, 2005 compared to $1.5 million for the nine months ended September 30, 2004, also contributed to this increase.

Net sales of military products were $7.1 million for the nine months ended September 30, 2005, down 18.4% from $8.7 million for nine months ended September 30, 2004. This decrease is primarily due to the movement of certain poorly performing C-130 work to other suppliers late in 2004, resulting in net sales for that aircraft of $1.4 million in 2005 compared to $3.3 million in 2004, and the end of a B-52 refurbishment program in early 2004, which contributed no net sales in 2005 and $0.5 million in 2004.

Gross Profit. Gross profit for the nine months ended September 30, 2005 was $16.4 million (26.5% of net sales), up from $9.0 million (17.4% of net sales) for the nine months ended September 30, 2004. The improvement in gross profit resulted from reduced labor costs after a restructuring of the Wichita, Kansas facility in the first half of 2004, better labor efficiencies and a favorable coverage of fixed costs with higher sales volumes.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $9.3 million for the nine months ended September 30, 2005, up $0.2 million from $9.1 million for the nine months ended September 30, 2004. The first nine months of 2004 included a restructuring charge related to a downsizing of the segment’s Wichita, Kansas facility of $0.7 million. Excluding this charge, selling, general and administrative expenses were up $0.9 million for the nine months ended September 30, 2005. This increase was attributable to increased salary and wages, bonus costs and professional services.

Machining and Technology Segment

Net Sales. The following table specifies the amount of the Machining and Technology segment’s net sales by category for the nine months ended September 30, 2005 and September 30, 2004 and the percentage of the segment’s total net sales for each period represented by each category:

($ in millions)
Category	Nine Months Ended September 30, 2005	% of Total	Nine Months Ended September 30, 2004	% of Total
Military products	$5.1	49.5%	$4.0	33.9%
Technology products	3.5	34.0	6.7	56.8
Other	1.7	16.5	1.1	9.3
Total	$10.3	100.0%	$11.8	100.0%

Net sales for the Machining and Technology segment for the nine months ended September 30, 2005 were $10.3 million, down 12.7% from the nine months ended September 30, 2004.

Net sales of military products were $5.1 million for the first three quarters of 2005, up from $4.0 million for the first three quarters of 2004. This increase was primarily due to additional net sales of components for various guidance systems and Apache helicopter components early in 2005.

Net sales of technology products were $3.5 million for the nine months ended September 30, 2005, down $3.2 million from $6.7 million for the nine months ended September 30, 2004. This decline in net sales resulted from lower demand for components used in semiconductor equipment.

Gross Profit. Gross profit for the nine months ended September 30, 2005 was $0.8 million (7.8% of net sales) compared to $2.8 million (23.7% of net sales) for the nine months ended September 30, 2004. This decline in gross profit resulted from lower deliveries of higher margin components for technology products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1.5 million for the nine months ended September 30, 2005 compared to $1.4 million for the nine months ended September 30, 2004. This increase was primarily related to higher salary and wage costs.

Non-segment Expenses

Interest Expense. Interest expense for the nine months ended September 30, 2005 was $1.2 million compared to $1.8 million for the nine months ended September 30, 2004. Interest expense for the first three quarters of 2004 included $0.6 million of fees payable to the Company’s prior lender in connection with the extension of a previous credit agreement. Excluding this charge, interest expense was unchanged.

Other. There was no other income for the nine months ended September 30, 2005 compared to $0.4 million for the nine months ended September 30, 2004, which resulted from the sale of the Company’s British Columbia, Canada subsidiary at a gain of $0.4 million.

Income Tax Expense.  Income tax expense for the nine months ended September 30, 2005 was $2.0 million compared to $0.1 million for the nine months ended September 30, 2004. The Company’s taxes for the first three quarters of 2005 were recorded at an effective rate of 37.5%, subject to minor adjustments for uncollectible tax receivables. Income taxes for the first three quarters of 2004 were all related to income generated at the Company’s Canadian subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash from operations of $3.5 million for the nine months ended September 30, 2005. Net income of $3.2 million plus non-cash depreciation and amortization of $3.3 million were offset by increases in accounts receivable of $3.4 million and inventory growth of $2.4 million. The increase in accounts receivable resulted from a combination of increasing revenues late in the third quarter of 2005 and a change in terms with a customer to no longer offer early payment discounts. The growth in inventories was primarily driven by tooling costs that should be billed during the fourth quarter of 2005 on two new, fast-turn programs and a reduction in shipments of Boeing products late in the third quarter of 2005 due to a work stoppage at Boeing. Additionally, the Company does not expect to pay federal income taxes for 2005 earnings until March 2006, thus providing the Company a temporary cash benefit of $1.7 million through the nine months ended September 30, 2005.

Capital expenditures in 2005 were $1.3 million through September 30. The Company expects to spend approximately an additional $1.2 million during the last quarter of 2005.

The Company used its cash flow to fund term loan payments of $1.5 million and pay down its revolving line of credit by $1.2 million. The Company’s revolving line of credit allows for borrowings of up to $18.0 million, subject to a borrowing base calculation. At September 30, 2005, the borrowing base calculation provided for an ability to borrow up to $14.3 million; the revolving line of credit balance at that date was $9.4 million. The Company believes that the current lending arrangement is adequate to support its current cash needs.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows. We are exposed to market risk primarily due to fluctuations in interest rates. We do not utilize any particular strategy or instruments to manage our interest rate risk.

Our Credit Facility is comprised of the Revolver, an equipment term loan (the “Equipment Loan”) and a real estate term loan (the “Real Estate Loan”). The Credit Facility carries a fluctuating interest rate that now varies based on changes to the prime lending rate of interest of Wells Fargo Business Credit, Inc. (“Wells Fargo”). Accordingly, we are subject to potential fluctuations in our debt service. Based on the amount of our outstanding debt as of September 30, 2005, a hypothetical 1% change in the interest rate of our Credit Facility would result in a change in our annual interest expense of approximately $0.2 million.

However, under each of the Revolver, the Equipment Loan and the Real Estate Loan, the Company has an option to fix the interest rate for a period not to exceed 90 days, which, while not eliminating interest rate risk, allows the Company to moderate the impact of changes in Wells Fargo’s prime lending rate.

ITEM 4.  CONTROLS AND PROCEDURES.

As of September 30, 2005, our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of other members of our management as they deemed appropriate of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2005 our disclosure controls and procedures were effective in all material respects in ensuring that material information required to be disclosed in periodic reports that the Company files with the Securities and Exchange Commission is (a) recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

In connection with our 2004 year-end audit, our independent registered public accounting firm identified certain material weaknesses relating to inventory valuation at our Vista, California location. In January 2005, we undertook three corrective actions specifically designed to address this concern, which consisted of (i) the conversion of the operating and financial systems at our Vista, California location for assimilation into our operating and financial systems, (ii) the evaluation and documentation of the procedures at our Vista, California location, and (iii) providing more management oversight of the accounting for inventories at our Vista, California location.

During the second quarter of 2005, we completed the conversion of the operating and financial systems formerly utilized at our Vista, California location. Accordingly, in the judgment of management, this corrective action has been completed and constitutes significant changes in our internal controls. We are still in the process of evaluating and documenting the procedures related to inventory evaluation at our Vista, California location and expect such undertaking will be completed by year-end 2005. As part of this undertaking, during the third quarter of 2005, we engaged a third party to assess inventory controls and document new procedures at the Vista, California location. When completed, the corrective action related to such evaluation and documentation will constitute a significant change in our internal controls. We are currently providing additional managerial oversight for the accounting for inventory at our Vista, California facility and will continue to train selected accounting personnel to perform this function. When completed, this additional oversight and training will constitute a significant change in internal controls. We will continue to evaluate the effectiveness of our disclosure controls and procedures and our internal controls on an ongoing basis and will take further action as appropriate.

The Company believes that the interim steps that the Company has taken, including increased management review of inventory valuation at its Vista, California facility, help to ensure that all material information about the Company is accurately disclosed in this Quarterly Report on Form 10-Q.

Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2005 our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately within the time periods specified in Securities and Exchange Commission rules and forms.

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

LMI AEROSPACE, INC.

Date: November 11, 2005	/s/ Ronald S. Saks
Ronald S. Saks
President and Chief Executive Officer

Date: November 11, 2005	/s/ Lawrence E. Dickinson
Lawrence E. Dickinson
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Description

10.1	Memorandum of Understanding dated November 1, 2005 between LMI Aerospace, Inc. and Gulfstream Aerospace Corporation.

31.1	Rule 13a-14(a) Certification of Ronald S. Saks, President and Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Lawrence E. Dickinson, Secretary and Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.