Form 10-K
period 2005-12-31
LMI AEROSPACE INC
filed 2006-04-03
CIK 1059562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
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

Common stock, $0.02 par value
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  _  NO  X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES  _  NO  X

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  X  NO _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ____  Accelerated Filer ____  Non-Accelerated Filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES    NO  X

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the last sale price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2005, was $19,439,026.

There were 8,393,149 shares of common stock outstanding as of March 27, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference portions of the Proxy Statement for the Registrant’s 2006 Annual Meeting.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. The Company makes forward-looking statements in this Annual Report on Form 10-K and in the public documents that are incorporated herein by reference, which represent the Company’s expectations or beliefs about future events and financial performance. When used in this report and the documents incorporated herein by reference, the words “expect,” “believe,” “anticipate,” “goal,” “plan,” “intend,” “estimate,” “may,” “will” or similar words are intended to identify forward-looking statements. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events or results. Such statements are subject to known and unknown risks, uncertainties and assumptions, including those referred to under “Risk Factors” in this Annual Report on Form 10-K and otherwise described in the Company’s periodic filings with the Securities and Exchange Commission.

All predictions as to future results contain a measure of uncertainty, and accordingly, actual results could differ materially. Among the factors that could cause actual results to differ from those contemplated, projected or implied by the forward-looking statements (the order of which does not necessarily reflect their relative significance) are:

● the financial well-being of the Gulfstream, Boeing, Bombardier, Sikorsky, Vought Aircraft and Spirit AeroSystems, orders from which comprise a majority of the Company’s consolidated revenues;

● the effect of terrorism and other factors that adversely affect the commercial travel industry;

● difficulties with the implementation of the Company’s growth strategy, such as acquisition integration problems and unanticipated costs relating to the Company’s manufacture of new parts for its current customers and new customers;

● competitive pressures, such as pricing pressures relating to low-cost foreign labor and industry participation commitments made by the Company’s customers to foreign governments;

● changes in the quality, costs and availability of the Company’s raw materials, principally aluminum;

● the Company’s ability to stay current with technological changes, such as advancements in semiconductor and laser component technology and the development of alternative aerospace materials;

● governmental funding for those military programs that utilize the Company’s products;

● asserted and unasserted claims, and in particular, the Company’s ability to successfully negotiate claims relating to cost over-runs of work performed on certain customer contracts;

● changes in employee relations;

● environmental matters;

● changes in accounting principles or new accounting standards;

● compliance with laws and regulations;

● other unforeseen circumstances; and

● the risk factors described in Item 1 of this Annual Report on Form 10-K and in the Company’s other periodic filings with the Securities and Exchange Commission.

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

PART I

ITEM 1. BUSINESS

General Overview

LMI Aerospace, Inc. is a leading provider of structural components, assemblies and kits to the aerospace, defense and technology industries. We fabricate, machine, finish and integrate formed, close tolerance aluminum and specialty alloy components and sheet metal products primarily for large commercial, corporate and military aircraft. We manufacture more than 30,000 products for integration into a variety of aircraft platforms manufactured by leading original equipment manufacturers, referred to as OEMs, and Tier 1 aerospace suppliers, including Gulfstream, Boeing, Bombardier, Sikorsky, Vought Aircraft and Spirit AeroSystems. We are the sole source provider, under long-term agreements, for many of the products that we provide. Our primary aerospace products include:

•  leading edge wing slats and flapskins;
•  winglets;
•  fuselage and wing skins;
•  helicopter cabin and aft section components and assemblies;
•  wing panels;
•  door components and assemblies and components; and floorbeams;
•  thrust reversers and engine nacelles/cowlings;
•  cockpit window frames and landing lights;
•  detail interior components;
•  structural sheet metal and extruded components; and
•  auxiliary power units.

We also provide our customers with value-added services related to the production, assembly and distribution of aerospace components, as well as delivering kits of products directly to customer points of use. We believe these value-added services strengthen our position as a preferred supplier by improving overall production efficiencies and value for our customers. These services include:

•  kitting;
•  assembly;
•  just-in-time distribution;
•  prototyping and warehousing;
•  polishing and painting;
•  engineered tool design, fabrication and repair;
•  heat treating and aging of components;
•  manufacturing producibility design;
•  chemical milling; and
•  metal finishing.

In addition to aerospace products, we produce components and assemblies for laser equipment used by semiconductor and medical equipment manufacturers in the technology industry. We also provide prototyping and design capabilities to these customers to support new product development.

We were founded over 57 years ago as a manufacturer of components to the large commercial aircraft market of the aerospace industry. In recent years we have expanded our capabilities and diversified our operations through a number of acquisitions and business initiatives. For example, in 2001, we acquired the operating assets of Tempco Engineering, Inc. This acquisition expanded our aerospace product line and added technology components used in semiconductor and medical equipment. In 2002, we acquired Versaform Corporation and Southern Stretch Forming and Fabrication, Inc., producers of large formed metal components for the regional jet, business jet and military markets of the aerospace industry.

equipment. In 2002, we acquired Versaform Corporation and Southern Stretch Forming and Fabrication, Inc., producers of large formed metal components for the regional jet, business jet and military markets of the aerospace industry.

We were organized as a Missouri corporation in 1948. Our principal executive offices are located at 3600 Mueller Road, St. Charles, Missouri 63301. Our Internet address is www.lmiaerospace.com. Interested readers can access the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the Securities and Exchange Commission website at www.sec.gov. Such reports are generally available on the day they are filed. Additionally, the Company will furnish interested readers a paper copy of such reports, upon request, free of charge.

See "Risk Factors" beginning on page 14 for a description of certain risks relevant to our business.

Industry Overview

We believe we are well positioned to benefit from several aerospace industry trends, such as the continued outsourcing of components and assemblies by aircraft manufacturers to fewer preferred suppliers and increased aircraft production across the large commercial, corporate and military markets.

OEMs and Tier 1 aerospace suppliers continue to outsource component and assembly production to aerospace suppliers. This trend, which began in the mid-1990s, allows aircraft manufacturers to focus primarily on the design, development, integration and marketing of finished aircraft to their customers. In addition, these companies have formed relationships with an increasingly smaller number of preferred suppliers in order to improve quality and service levels and reduce purchasing costs. We continue to benefit from this trend as OEMs and Tier 1 aerospace suppliers continue to select us based on our breadth of manufacturing capabilities and value-added services, our ability to manage large production programs and our long-standing reputation for quality and reliability.

We believe production of large commercial aircraft is being driven by the return to pre-9/11 airline passenger levels, the need for airlines to upgrade fleets to more efficient aircraft models and the growth of low-cost and foreign airlines. Strong corporate profits continue to fuel corporate aircraft sales growth. In addition, we believe the U.S. military's extensive use of rotary wing aircraft (helicopters) during recent military operations and an aging aircraft fleet is expected to drive continued production of replacement aircraft. We have actively expanded our customer relationships to diversify our business across the large commercial aircraft, corporate, regional and military aircraft markets. In addition to increased sales, we believe increased aircraft production could result in a significant increase in profitability based on our current operational structure.

Large Commercial. According to "The Airline Monitor," production in the large commercial aircraft market, comprised of aircraft with 100 or more seats, is expected to increase through 2010, driven by orders from domestic and international low-cost airlines, as well as other full-service Asian and Middle Eastern airlines. We believe the continued economic recovery, return of business confidence and corporate investment, and increase in world-wide leisure travel are contributing to demand for more fuel-efficient, new generation aircraft. "The Airline Monitor" provides that global air travel, as measured by revenue passenger miles, referred to as RPMs, is expected to increase from 2.5 billion RPMs in 2005 to 3.2 billion RPMs in 2010, an average annual growth rate of 5.3%. This publication also provides that large commercial aircraft deliveries are expected to increase from 680 in 2005 to 855 in 2010, an average annual growth rate of 4.7%; and projected annual delivery rates for Boeing 737, 777 and 787 aircraft, which are core platforms for our products, are expected to be in line with overall large commercial aircraft delivery rates.

Corporate and Regional. We believe continued strong U.S. corporate profits and enhanced productivity through the use of corporate aircraft are expected to drive business jet deliveries through 2010. According to The Teal Group, approximately 7,417 new business jets are projected for delivery between 2005 and 2014, an average of 742 per year, as compared to approximately 5,461 business jets delivered from 1995 to 2004, an average of 546 per year. They also estimate projected annual deliveries for Gulfstream G-350 - G-550 series aircraft, which are core platforms for our products, to be in excess of 60 units per year from 2006 to 2010.

The regional jet market experienced tremendous growth in the late 1990s through 2001 as regional and short haul point-to-point airline travel increased. In recent years, demand has shifted from traditional 50-seat regional jets to larger 70-90-seat aircraft. We believe while a decline in regional jet deliveries is expected for 2006, longer term growth in the market is expected.

Military. According to the "National Defense Budget Estimates for FY 2006," the U.S. Department of Defense procurement budget for military aircraft is expected to increase at an average annual growth rate of 7.9% from 2005 to 2010. We believe an aging aircraft fleet and increased military operations are expected to lead to the replacement or overhaul of heavily used aircraft, especially helicopter and airlift aircraft. We also believe the shift in U.S. military doctrine to smaller, more mobile units of action should continue to drive the need for more military helicopters. The Teal Group estimates that deliveries for the Sikorsky UH-60 Black Hawk, one of our core programs, should increase from 44 units in 2005 to 86 units in 2010, an average annual growth rate of 14.3%.

Recent Developments

Filing of a Registration Statement for Public Offering. On January 19, 2006, we filed a registration statement, as amended on March 13, 2006, with the Securities and Exchange Commission that was declared effective on March 23, 2006 relating to a proposed public offering of 2,900,000 shares of our common stock. We offered 2,300,000 shares of common stock and certain selling shareholders offered 600,000 shares. Pursuant to the registration statement, we granted to the underwriters a 30-day option to purchase up to an additional 435,000 shares of common stock, which the underwriters exercised on March 27, 2006. The offering, including the option shares, was concluded on March 29, 2006.

We received net proceeds from the offering, including the option shares, of approximately $39.4 million. We intend to use such net proceeds as follows:

•	approximately $9 million to pay all of the indebtedness outstanding under the revolving line of credit component of our credit facility, including accrued and unpaid interest thereon;

•	approximately $3.4 million to reduce the principal amount of indebtedness outstanding under our real estate term loan component of our credit facility, including accrued and unpaid interest thereon;

•	to prepay the outstanding $1 million aggregate principal amount of certain subordinated promissory notes, including accrued and unpaid interest thereon; and

•	the remainder for general corporate purposes, which may include working capital, capital expenditures and potential acquisitions of complementary businesses, products and technologies.

Acquisition of Technical Change Associates, Inc. Effective January 1, 2006, the Company acquired Technical Change Associates, Inc. (TCA), a provider of lean manufacturing, facility layout and business planning consulting services. TCA is based in Ogden, Utah. The impact of this acquisition is not material to the Company’s financial statements.

Amendment to Credit and Security Agreement. On February 15, 2006, we entered into the First Amendment to Credit and Security Agreement to our Credit and Security Agreement with Wells Fargo Business Credit, Inc. dated November 29, 2004. This amendment, among other things, (i) extends the maturity date of the Credit and Security Agreement to November 15, 2009, (ii) reduces certain interest rates and (iii) increases the amount of the revolving line of credit component of the Credit and Security Agreement from $18,000,000 to $23,250,000, including a $3,000,000 overadvance facility reducing in amount monthly and expiring March 1, 2009.

Business Segments

We divide our business into two segments, the Sheet Metal segment and the Machining and Technology segment. The Sheet Metal segment, which is our dominant segment, services the aerospace and commercial sheet metal industries and is comprised of all of our subsidiaries other than Tempco. The Sheet Metal segment accounted for $86.2 million, or 85.3%, of our net sales in 2005.

The Machining and Technology segment serves the aerospace and technology industries and accounted for $14.9 million, or 14.7%, of our net sales in 2005.

Please see Note 14 to the Consolidated Financial Statements included as part of this Annual Report on Form 10-K for specific financial information relating to the Company’s business segments.

Customers and Products

Customers

The principal customers serviced by our Sheet Metal segment are leading OEMs and Tier 1 suppliers in the large commercial, corporate and military aircraft markets of the aerospace industry. Through December 31, 2005, direct sales to our top six customers (Gulfstream Aerospace Corporation, Spirit AeroSystems, Boeing Company, Vought Aircraft Industries, Lockheed Martin Corporation and Bombardier, Inc.) accounted for a total of approximately 72% of the segment's sales.

We seek to enter into long-term agreements whereby the purchaser commits to purchase all of its requirements of a particular component from us. When operating under these agreements, our customers issue purchase orders or provide a shipment signal to schedule delivery of products at a previously negotiated price. Our products sold outside of long-term agreements are based upon previously negotiated pricing and specific terms and conditions on purchase orders.

Products

We fabricate, machine and integrate formed, close tolerance aluminum and specialty alloy components for use by the aerospace, technology and commercial sheet metal industries. All of our components and assemblies are based on designs and specifications prepared and furnished by our customers. Because we manufacture thousands of components, no one component accounts for a significant portion of our sales. The following table describes some of the principal products manufactured by each of our segments and the models into which they are integrated:

Product	Models
Sheet Metal Segment

Leading edge wing slats and flapskins	Gulfstream: G-350, G-450, Boeing: 737, 777, 787 Bombardier: Learjet 45 & 60, Challenger 300/604/ 605 Dash-8, CRJ 200/700/900 Cessna: Citation X

Winglets	Boeing: 737, 757

Fuselage and wing skins	Gulfstream: G-350, G-450, G-550, Boeing: 717, 737, 747, 757, 767, 777 Bombardier: Learjet 45 & 60, Dash-8, CRJ 200/700/900 Lockheed: F-16 Fighting Falcon, C-130 Hercules Cessna: Citation III

Helicopter cabin and aft section components and assemblies	Sikorsky: UH-60 Black Hawk

Wing panels	Boeing: 747 Bombardier: CRJ 200/700/900

Door components, assemblies and floorbeams	Gulfstream: G-350, G-450 Boeing: 737, 747, 757 Bombardier: Challenger 604 Lockheed: F-16 Fighting Falcon, C-130 Hercules

Thrust reversers and engine nacelles/cowlings	Gulfstream: G-350, G-450 Boeing Commercial: 737, 747, 777 Boeing Defense: B-52 Buffalo Bombardier: CL415

Detail interior components	Gulfstream: G-350, G-450, G-550 Boeing: 737, 727, 747, 757, 767, 777 Lockheed: C-130

Cockpit window frames and landing light lens Assemblies	Gulfstream: G-350, G-450 Boeing: 737, 747, 767, 777, MD-80, KC-10 Bombardier: Learjet 45 & 60, Challenger 300 Lockheed: F-16 Fighting Falcon Cessna: Citation III, VII and Excel

Structural sheet metal and extruded components
Gulfstream: G-350, G-450, G-550
Boeing Commercial: 737, 727, 747, 757, 767, 777
Boeing Defense: F-15 Eagle, F/A-18 Hornet, C-17 Globemaster
Bombardier: CRJ 200/700/900, Global Express
Lockheed:F-16 Fighting Falcon, C-130 Hercules

Auxiliary power units	Gulfstream: G-550 Boeing: V-22 Osprey Embraer: ERJ

Machining and Technology Segment

Housings and assemblies for gun turrets	Boeing: AH-64 Apache

Various components and assemblies	Gulfstream: G-550

Fans, heat exchangers, and various assemblies	Cymer: ELS 7000, ELS 6010, XLA 100 IntraLase: FS Laser

See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Overview" for detailed information regarding the revenues contributed by market segment.

Manufacturing Process

We organize our manufacturing facilities by work centers focusing on a particular manufacturing process. Depending on the component, we utilize either a forming process or a machining process. Each work center is staffed by a team of operators who are supported by a supervisor, lead operators and quality inspectors. Throughout each stage of the manufacturing and finishing processes, we collect, maintain and evaluate data, including customer design inputs, process scheduling, material inventory, labor, inspection results and completion and delivery dates. Our information systems employ this data to provide accurate pricing and scheduling information to our customers as well as to establish production standards used to measure internal performance.

We manufacture some components for the Sheet Metal segment using several forming processes including:

•  fluid cell press;
•  sheet metal and extrusion stretch;
•  skin stretch;
•  stretch draw;
•  hot joggle;
•  drop hammer;
•  brake forming; and
•  roll forming.

These processes shape or form aluminum, stainless steel or titanium sheet metal and extrusion, known as a work piece, into components by applying pressure through impact, stretching or pressing, which cause the work piece to conform to a die. The shapes may be simple with a single angle, bend or curve, or may be complex with compound contours having multiple bends and angles. Some processes incorporate heat to soften the metal prior to or during forming.

The other products manufactured by the Sheet Metal segment and virtually all of our Machining and Technology segment products are produced using close tolerance machining methods. These methods involve the machining of various metals, such as stainless, aluminum, monel, kevlar and numerous varieties of steel and castings. We have the capability of machining steel and castings in both heat-treated and non-heat-treated conditions. The parts we manufacture using this method are typically small to medium sized parts.

We process parts through conventional and computer numerical control machining methods, also known as CNC, from raw material or castings up to and through assembly processes. In addition, complex machining of parts is accomplished through experience in engineering set-ups to produce intricate and close tolerances with very restricted finish requirements. Each machining facility is also set up to complete turnkey, research and development projects to better support engineering changes from customers.

Value-Added Services

In addition to the products we sell, each segment offers various value-added services that are intended to result in both cost and time savings. These services include:

•  kitting;
•  assembly;
•  just-in-time distribution;
•  prototyping and warehousing;
•  polishing and painting;
•  engineered tool design, fabrication and repair;
•  heat treating and aging of components;
•  manufacturing producibility design;
•  chemical milling; and
•  metal finishing.

Also, our distribution facilities in Savannah, Georgia and Tulsa, Oklahoma are designed to kit manufactured components and deliver to customer points of use.

Backlog

The Company’s backlog for each of its business segments is displayed in the following table:

	As of December 31, (in millions)
	2003	2004	2005
Sheet Metal Segment
Total	$42.7	$82.1	$98.3
Portion deliverable within 12 months	$36.4	$65.3	$87.2

Machining and Technology Segment
Total	$11.2	$12.0	$7.6
Portion deliverable within 12 months	$11.0	$12.0	$5.6

Our customers often modify purchase orders to accelerate or delay delivery dates. The level of unfilled orders at any given time during the year will be materially affected by our customers' provisioning policies, the timing of our receipt of orders and the speed with which those orders are filled. Moreover, sales during any period may include sales that are not part of the backlog at the end of the prior period. See “Item 1A. Risk Factors. Risks Related to Our Business - We may not realize all of the sales expected from our existing backlog.”

Raw Materials and Procurement Practices

We manufacture the majority of our components from aerospace quality aluminum sheet metal and extrusion. We also use steel, titanium, inconel, monel and other metals to support the balance of our components.

We purchase the majority of these materials through a contract we have negotiated with a distributor and contracts certain of our customers have negotiated with distributors. These contracts are designed to provide an adequate supply of material at predictable pricing levels. If supply is not available or we need a product that is not covered under these agreements, we use a variety of mills and distributors to support our needs. We believe that currently there are adequate alternative sources of supply.

Quality Assurance and Control

Our Aerospace Quality Systems are continuously reviewed and updated to comply with the requirements of ISO9001-2000/AS9100 Revision B and Nadcap (National Aerospace and Defense Contractors Accreditation Program) special processes quality requirements. The continuous review and updating of our processes has allowed our fabrication facilities, with third party ISO9001-2000/AS9100 registrations from National Quality Assurance, USA and Perry Johnson Registrars and Performance Review Institute to maintain those certifications for 2005 and beyond

This attention to quality system and business processes has allowed us to remain an approved supplier for many of the leading OEM and Tier 1 suppliers such as Gulfstream, Boeing, Bombardier, Sikorsky Aircraft, Vought Aircraft, Spirit AeroSystems, Lockheed Martin, Cessna, Raytheon, Goodrich, Hamilton Sundstrand and others.

Our quality systems include the quality review of work order masters and outside purchase orders to ensure that the flow-down of our customer's requirements are being addressed both internally and externally. The quality review of the work order master also ensures that the necessary inspection operations are properly located within the work order to verify and control the outcome of the fabrication processes. We use an ongoing employee training program and lean manufacturing techniques to assist employees in becoming familiar with any changes in our procedures or special customer requirements. We use a robust internal auditing program for each of the facilities to ensure that the training is effective and to ensure ongoing compliance to industry and customer required standards. The internal auditing is provided by a combination of Quality Engineer/Auditors located in some of our facilities or by Corporate Quality Engineer/Auditors traveling to our facilities to perform internal audits. All our quality auditors have completed Registrar Accreditation Board approved Lead Auditor training and have been observed by a Corporate Quality Engineer/Auditor.

We utilize a first part buy-off at each operation during the fabrication process as well as a 100% final inspection of parts to verify their compliance with the customer's configuration requirements.

We use the AS9102 Rev A standard and forms to perform First Article Inspections. Our Corporate Quality Group maintains our Approved Supplier List (APL) for all facilities. This includes reviewing surveys, performing on-site audits and constant monitoring of customer APL's to verify that suppliers are maintaining their customers' direct approvals.

Sales and Marketing

Our sales and marketing group targets four market sectors: Corporate and Regional Aircraft, Large Commercial Aircraft, Military Aircraft and Non-Aerospace. We utilize one Sales and Marketing Director and six Program Managers to support these sectors. Currently, the position of Sales and Marketing Director is vacant. At each of our facilities, customer service representatives establish and maintain a business relationship between customers and our production and fabrication business units with a focus on customer satisfaction. Additionally, we retain two independent sales representatives.

Awards of new work are generally preceded by receipt of a request for quotation, referred to as an RFQ. Upon receipt, the RFQ is preliminarily reviewed by a team consisting of members of senior management, a Program Manager, an estimator and plant management. If our team determines the program is adequately compatible with our capabilities and objectives, we prepare a formal response. A substantial percentage of new programs are awarded on a competitive bid basis.

Competition

Our competitors in the aerospace industry consist of a large fragmented group of companies, including certain business units or affiliates of our customers. However, we are unaware of any single company in the aerospace industry that competes in all of our processes. We believe competition within the aerospace industry will increase substantially as a result of industry consolidations and trends favoring greater outsourcing of components and the reduction of the number of preferred suppliers. We also believe participants in the aerospace industry compete primarily with respect to delivery, price and quality.

Unlike the aerospace industry, we believe there are only a few producers of components similar to the principal technology components manufactured by our Machining and Technology segment. We believe engineering capability, responsiveness and price are key aspects of competition in the technology industry.

In all of our industries, some of our competitors, including business units affiliated with our customers, have substantially greater financial, production and other resources than us. We also believe that foreign aerospace manufacturers are becoming an increasing source of competition, due largely to foreign manufacturers' access to low-cost labor. Within the aerospace industry the prevalence of industry participation commitments, pursuant to which domestic OEMs agree to award production work to manufacturers from a foreign country in order to obtain orders from that country are also driving this trend.

Governmental Regulations, Environmental Compliance

Our operations are subject to extensive and frequently changing federal, state and local laws and substantial regulation by government agencies, including the United States Environmental Protection Agency, the United States Occupational Safety and Health Administration and the Federal Aviation Administration. Among other matters, these agencies impose requirements that regulate the handling, transportation and disposal of hazardous materials generated or used by us during the normal course of our operations, govern the health and safety of our employees and require that we meet standards and licensing requirements for aerospace components. This extensive regulatory framework imposes significant compliance burdens and risks and, as a result, may substantially affect our operational costs.

In addition, we may become liable for the costs of removal or remediation of hazardous substances released on or in our facilities without regard to whether or not we knew of, or caused, the release of such substances. We believe that we are currently in material compliance with applicable laws and regulations and we are not aware of any material environmental violations at any of our current or former facilities. There can be no assurance, however, that our prior activities did not create a material environmental situation for which we could be responsible or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations, or an increase in the amount of hazardous substances generated or used by our operations) will not result in any material environmental liability to us or result in a material adverse effect to our financial condition or results of operations.

Employees

As of December 31, 2005, we had 673 permanent employees, of whom 13 were engaged in executive positions, 97 were engaged in administrative positions and 563 were engaged in manufacturing operations. None of our employees are subject to a collective bargaining agreement, and we have not experienced any material business interruption as a result of labor disputes since our inception. We believe we have an excellent relationship with our employees.

We strive to continuously train and educate our employees, which enhances the skill and flexibility of our work force. Through the use of internally developed programs, which include formal classroom and on-the-job, hands-on training, lean manufacturing training developed jointly with external resources and tuition reimbursement programs we fund, we seek to attract, develop and retain the personnel necessary to achieve our growth and profitability objectives

Seasonality

The Company does not generally experience any seasonality in the demand for its products.

Geographic Operations

The Company derives less than ten percent of its sales from foreign sources.

ITEM 1A. RISK FACTORS

You should carefully consider the following risks and other information contained in or incorporated by reference in our Annual Report on Form 10-K when evaluating our business and financial condition. Although the risks described below are the risks that we believe are material, there may also be risks of which we are currently unaware, or that we currently regard as immaterial based on the information available to us that later prove to be material. These risks may adversely affect our business, financial condition and operating results.

Risks Related to Our Business

Sales to a limited number of customers represent a significant portion of our revenues and our long-term agreements with these customers are generally terminable upon written notice.

As of December 31, 2005, 72% of our aggregate sales were dependent upon relationships with six major customers: Gulfstream Aerospace Corporation, Spirit AeroSystems, Boeing Company, Vought Aircraft Industries, Lockheed Martin Corporation and Bombardier, Inc. Although a majority of our sales, including sales to these customers, are made pursuant to long-term agreements, these agreements are generally terminable upon written notice by the customer and typically do not require the customer to purchase any specific quantity of products. As a result, our sales under these agreements may not continue for the full term of the agreements or be consistent with historical sales levels. Additionally, the loss of any one of these customers, or a significant reduction in the amount of orders received from any one of these customers, could cause a significant decrease in our net sales and profitability. We anticipate that a small number of large customers will continue to represent a significant portion of our sales for the foreseeable future. See “Business — Competition.”

We may experience cost over-runs related to orders for new products and changes to existing products, and may be unable to recoup the resulting increased costs.

We generally sell our products under multi-year firm agreements on a fixed-price basis, regardless of our production costs. As a result, factors such as inaccurate pricing, manufacturing inefficiencies, start-up costs and increases in the cost of labor, materials or overhead may result in cost over-runs and losses on those agreements. We may not succeed in obtaining the agreement of a customer to reprice a particular product, and we may not be able to recoup previous losses resulting from incomplete or inaccurate engineering data or out-of-tolerance tooling.

We may not realize all of the sales expected from our existing backlog.

At December 31, 2005, we had $106 million of order backlog. We consider backlog to be firm customer orders for future delivery. From time to time, our OEM customers provide projections of components and assemblies that they anticipate purchasing in the future under new and existing programs. These projections are not included in our backlog unless we have received a firm purchase order from our customers. Our customers may have the right, under certain circumstances and with certain penalties or consequences, to terminate, reduce or defer firm orders that we have in backlog. If our customers terminate, reduce or defer firm orders, we may be protected from certain costs and losses, but our sales will nevertheless be adversely affected.

Given the nature of our industry and customers, there is always a risk that orders may be cancelled or rescheduled due to fluctuation in our customer’s business needs or purchasing budgets. Moreover, our realization of sales from new and existing programs is inherently subject to a number of important risks and uncertainties, including the possibility that our customers will not launch programs on time, or at all, the number of units that our customers will actually produce will change and the timing of production will be altered. Also, until firm orders are pledged, our customers generally have the right to discontinue a program or replace us with another supplier at any time without penalty. Our failure to realize sales from new and existing programs would adversely impact our net sales, results of operations and cash flow.

We may be required to risk our capital to continue existing partnerships or develop new strategic partnerships with OEMs.

Many OEMs are moving toward developing strategic, and sometimes risk-sharing, partnerships with their larger suppliers. Each strategic partner provides an array of integrated services including purchasing, warehousing and assembly for OEM customers. We have been designated as a strategic partner by some OEMs and are striving to become a strategic partner of other OEMs. In order to maintain our current strategic partnerships and establish new ones, we may need to expand our existing capacities or capabilities. We may not, however, have the financial ability or technical expertise to do so. Moreover, many new aircraft programs require that major suppliers become risk-sharing partners, so that the cost of design, development and engineering work associated with the development of the aircraft is borne in part by the supplier, usually in exchange for a long-term agreement to supply critical parts.

Demand for our defense-related products depends upon government spending.

A material portion of our sales is derived from the military market. The military market is largely dependent upon government budgets, particularly the U.S. defense budget. The funding of government programs is subject to Congressional appropriation. Although multi-year contracts may be authorized in connection with major procurements, Congress generally appropriates funds on a fiscal year basis, even though a program may be expected to continue for several years. Consequently, programs, including those that require our components, are often only partially funded or never enter full-scale production as expected. As a result, future U.S. defense spending may not be allocated to programs that would benefit our business or at levels that we had anticipated. A decrease in levels of defense spending or the government’s termination of, or failure to fully fund, one or more of the contracts for the programs in which we participate would adversely impact our revenues and cash flow.

Our long-term success and growth strategy depend on our senior management and our ability to attract and retain qualified personnel.

We have written employment agreements with our senior management that expire on December 31, 2007. We also maintain key man life insurance policies on the lives of certain members of senior management. The loss of service of one or more of our senior management personnel, however, could result in a loss of leadership and an inability to successfully pursue our long-term success and growth strategy.

Our success and future growth also depend on management’s ability to attract, hire, train, integrate and retain qualified personnel in all areas of our business. Competition for such personnel is intense, and our inability to adequately staff our operations with qualified personnel could render us less efficient and decrease our rate of production. In addition, rising costs associated with certain employee benefits, in particular employee health coverage, could limit our ability to provide certain employee benefits in the future. If we are unable to provide a competitive employee benefits package, recruiting and retaining qualified personnel may become more difficult.

We use sophisticated equipment that is not easily repaired or replaced, and therefore equipment failures could cause us to be unable to meet quality or delivery expectations of our customers.

Many of our manufacturing processes are dependent on sophisticated equipment used to meet the strict tolerance requirements of our customers. Because sophisticated equipment generally is not easily repaired or replaced, unexpected failures of this equipment could result in production delays or the manufacturing of defective products. Our ability to meet the expectations of our customers with respect to on-time delivery of quality products is critical. Our failure to meet the quality or delivery expectations of our customers could lead to the loss of one or more of our significant customers.

The use by end-users of the product platforms into which our components are integrated could expose us to product liability claims.

We may be exposed to possible claims of personal injury, death, grounding costs, property damage or other liabilities that result from the failure or malfunction of any component or assembly fabricated by us. We currently have in place policies for products liability and premises insurance, which we believe provides adequate coverage in amounts and on terms that are generally consistent with industry practice. Nevertheless, to the extent a claim is made against us that is not covered in whole or in part by our current insurance, we may be subject to a material loss. Moreover, any claims that are covered by our policies will likely cause our premiums to increase, and we may not be able to maintain adequate insurance coverage levels in the future.

Our facilities are located in regions that are affected by natural disasters.

Several of our facilities are located in regions that have an increased risk of earthquake activity, and one of our facilities has experienced damage due to floods. Although we maintain earthquake and flood loss insurance where necessary, an earthquake, flood or other natural disaster could disrupt our business, result in significant recovery costs and cause our productivity to decrease.

We may be required to record material impairment charges for goodwill (all of which is related to our acquisition of Tempco), which would reduce our net income and earnings per share.

Current accounting standards require a periodic review of goodwill for impairment in value if circumstances indicate that the carrying amount will not be recoverable. In assessing the recoverability of our goodwill, management is required to make certain critical estimates and assumptions, particularly as to manufacturing efficiency, the achievement of reductions in operating costs, and increased sales and backlog. If any of these or other estimates and assumptions are not realized in the future, we may be required to record an impairment charge for goodwill, which charges would reduce net income and earnings per share.

We are subject to a number of restrictive financial covenants required by our debt agreements.

Our credit facility with Wells Fargo Business Credit, Inc., which is secured by substantially all of our assets, requires us to meet certain increases in net worth and places certain restrictions on capital expenditures, dividend payments and acquisitions of our common stock. These requirements could limit our ability to obtain future financing and may prevent us from taking advantage of attractive business opportunities in the future. Our ability to meet these restrictive financial covenants and requirements may be adversely affected by events beyond our control. A breach of one or more of these covenants or our inability to comply with our restrictions could result in an event of default under our credit facility. Upon the occurrence of an event of default, after the expiration of any grace period, our lender could, among other things, elect to declare all amounts outstanding under the credit facility, together with accrued interest, to be immediately due and payable and proceed against the collateral securing the debt. In either event, our assets may not be sufficient to repay in full the indebtedness under our credit facility.

Our compliance with the requirements of Section 404 of the Sarbanes-Oxley Act will result in significant costs.

We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002. If the value of our common stock held by non-affiliates is $75 million or more as of June 30, 2006, the deadline to comply will be accelerated to December 31, 2006. Following the completion of our offering of common stock on March 29, 2006 and the closing market value of our common stock as reported on The Nasdaq National Market on that date, the value of our common stock held by non-affiliates was $142.3 million. As a result, we anticipate that we will be required to comply with Section 404 by December 31, 2006.

Section 404 requires that we document and test our internal controls over financial reporting and issue management’s assessment of those controls. Section 404 also requires that our independent registered public accounting firm opine upon our internal controls and management’s assessment of those controls. We are currently evaluating our existing controls against the standards adopted by the Committee of Sponsoring Organizations of the Treadway Commission. During the course of our on-going evaluation and integration of internal control over financial reporting, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through our evaluation.

We currently estimate the out-of-pocket costs of complying with the requirements of Section 404 of the Sarbanes-Oxley Act to be approximately $750,000. We also believe management will need to spend a significant amount of their time focusing on these compliance efforts rather than on our day-to-day operations. If the time and costs associated with our compliance exceed our current expectations, our productivity and profitability could decrease.

We cannot be certain that we will be able to successfully complete the procedures, certification and attestation requirements of Section 404 on a timely basis or that we or our auditors will not identify additional material weaknesses in internal control over financial reporting. If we fail to comply with the requirements of Section 404, or if we or our auditors identify any material weaknesses, the accuracy and timeliness of the filing of our annual and quarterly reports may be negatively affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the share value of our common stock. In addition, a material weakness in the effectiveness of our internal control over financial reporting could result in fraud, the loss of customers, and adversely affect our ability to obtain financing. Remediating any such material weakness may require additional management attention and increased compliance costs.

Risks associated with acquisitions could result in increased costs and production inefficiencies.

A key element of our growth strategy has been expansion through the acquisition of complementary businesses involved in the aerospace industry and strategic acquisitions that would provide us with access to new industries. Our ability to expand by acquisition is dependent upon, and may be limited by, the availability of suitable acquisition candidates and our capital resources. Acquisition risks include:

•	difficulties in assimilating the operations and personnel of acquired companies;

•	difficulties associated with implementing and integrating new product lines and meeting new tolerance requirements;

•	an inability to accurately price new products;

•	the failure to realize potential cost savings or other financial and strategic benefits;

•	the incurrence of substantial unanticipated integration costs;

•	the potential loss of key employees of the acquired companies;

•	the incurrence of substantial, additional indebtedness in funding such acquisitions;

•	significant strain on our managerial, financial and other resources; and

•	potential goodwill impairment.

Furthermore, although we will investigate the business operations and assets of entities that we acquire, there may be liabilities that we fail or are unable to discover and for which we, as a successor owner or operator, may be liable. Also, the necessity of integrating our internal controls over financial reporting with businesses acquired by us in order to meet the requirements of Section 404 of the Sarbanes - Oxley Act will add additional cost and expense to acquisitions and expose us to the risk that we may not be successful in integrating our internal control over financial reporting with that of the acquired business on a timely basis. Finally, while we evaluate acquisition opportunities from time to time, our current limited capital resources will significantly restrict our ability to effect strategic acquisitions

We currently do not have any understandings, commitments or agreements with respect to any material acquisitions of or investments in complementary businesses, products or technologies, but we expect to evaluate potential acquisitions and investments from time to time in the ordinary course of business.

Certain newer aircraft platforms include fewer metal products and could, over time, limit our ability to grow.

Newer military aircraft, such as the Lockheed F-35 Series, and newer aircraft designs for large commercial aircraft, such as the Boeing 787, include more composite and other non-metal components than previous models. Additionally, redesigns of existing platforms could include greater amounts of non-metal components. Because we currently do not have the capability to produce non-metal components, the trend toward the use of non-metal components could limit our opportunities for new work, cause the loss of certain existing work and increase the competitive environment with other suppliers of metal components.

Anti-takeover provision and our organizational documents may discourage our acquisition by a third party, which could limit your opportunity to sell your shares at a premium.

Our restated articles of incorporation and amended and restated bylaws contain certain provisions that reduce the probability of a change of control or acquisition of our company. These provisions include, among other things:

•
the ability of our board to issue preferred stock in one or more series with such rights, obligations and preferences as the board may determine, without any further vote or action by our shareholders;

•	advanced notice procedures for shareholders to nominate candidates for election of directors and for shareholders to submit proposal for consideration at shareholders’ meetings;

•	the staggered election of our directors; and

•	restrictions on the ability of shareholders to call special meetings of shareholders.

In addition, we are subject to Section 459 of the General and Business Corporation Law of Missouri, which, under certain circumstances, may prohibit a business combination with any shareholder holding 20% or more of our outstanding voting power. This provision may have the effect of delaying, deterring or preventing certain potential acquisitions or a change of control of our company.

If our directors and executive officers choose to act together, they will exercise voting control over matters requiring approval by our shareholders.

After giving effect to the completion of our recent offering of common stock, our directors and executive officers beneficially own approximately 31.8% of our common stock. As a result, these shareholders, acting together, will be able to control or effectively control all matters requiring approval by our shareholders, including the election of our directors and any merger, sale of assets or other change of control transaction.

Risks Related to Our Industry

We are subject to the cyclical nature of the aerospace industry, and any future downturn in the aerospace industry or general economic conditions could cause our sales and operating income to decrease.

We derive approximately 90% of our sales from services and components for the aerospace industry. Consequently, our business is directly affected by certain characteristics and trends of the aerospace industry or general economic conditions that affect our customers, such as:

•	fluctuations in the aerospace industry’s business cycle;

•	varying fuel and labor costs;

•	intense price competition and regulatory scrutiny;

•	certain trends, including a possible decrease in aviation activity, a decrease in outsourcing by aircraft manufacturers or the failure of projected market growth to materialize or continue; and

•	changes in military budgeting and procurement for certain military aircraft.

In the event that these characteristics and trends adversely affect customers in the aerospace industry, they would reduce the overall demand for our products and services, thereby decreasing our sales and operating income.

Terrorist attacks could reduce demand for our large commercial, corporate and regional products and services.

Acts of sabotage or terrorism or adverse results to the U.S. and its military conflicts, such as the current conflict in Iraq, would likely have an adverse impact on the large commercial, corporate and regional industries, which would lead to reduced demand for our products and services. Prior industry downturns caused by such acts or results have negatively affected our net sales, gross margin, net income and cash flow. In particular, we and the aerospace industry suffered significantly as a result of the events of September 11, 2001, the events of which caused a substantial downturn in new large commercial aircraft deliveries and order cancellations or deferrals by the major domestic and international air carriers.

We may not be able to maintain or improve our competitive position because of the intense competition in the markets we serve.

Our competitors in the aerospace industry consist of a large fragmented group of companies, including certain business units or affiliates of our customers. We believe that competition within the aerospace industry will increase substantially as a result of industry consolidations, trends favoring greater outsourcing of components and a decrease in the number of preferred suppliers. We also believe foreign aerospace manufacturers will become an increasing source of competition, due largely to foreign manufacturers’ access to low-cost labor and the increased prevalence of industry participation commitments, pursuant to which domestic OEMs agree to award production work to manufacturers from a foreign country in order to obtain orders from that country. Some of our competitors have substantially greater financial, production and other resources than us. These competitors may have:

•	the ability to adapt more quickly to changes in customer requirements and industry conditions or

•	trends;

•	greater access to capital;

•	stronger relationships with customers and suppliers; and

•	greater name recognition.

Decreases in the availability or increases in the cost of our raw materials would increase our operating costs.

Most of our components are manufactured from aluminum products. From time to time, we, and the aerospace components industry as a whole, have experienced shortages in the availability of aerospace quality aluminum. In addition, our Machining and Technology segment utilizes materials that, in some cases, may be provided by a limited number of suppliers. Raw material shortages could limit our ability to meet our production needs and adversely affect our ability to deliver products to our customers on a timely basis. Also, raw material shortages and capacity constraints at our raw material producers are outside of our control and can cause the price of aluminum to increase. Any significant shortage or price escalation of raw materials such as aluminum could increase our operating costs, which would likely reduce profits.

OEMs in the aerospace industry have significant pricing leverage over suppliers such as ourselves, and may be able to achieve price reductions over time, which could adversely impact our profitability.

There is substantial and continuing pressure from OEMs in the aerospace industry on suppliers such as ourselves, to reduce prices for products and services. If we are unable to absorb OEM price reductions through operating cost reductions and other methods, our gross margins, profitability and cash flows could be reduced.

Compliance with and changes in environmental, health and safety laws, other laws that regulate the operation of our business and industry standards could increase the cost of production and expose us to regulatory claims.

Our operations are subject to extensive and frequently changing federal, state and local laws and substantial regulation by government agencies, including the United States Environmental Protection Agency, the United States Occupational Safety and Health Administration and the Federal Aviation Administration. Among other matters, these agencies impose requirements that:

•	regulate the operation, handling, transportation and disposal of hazardous materials generated or used by us during the normal course of our operations;

•	govern the health and safety of our employees; and

•	require that we meet standards and licensing requirements for aerospace components.

In particular, we use and generate hazardous waste in our operations. Consequently, we monitor hazardous waste management and applicable environmental permitting and reporting for compliance with applicable laws at our locations in the ordinary course of our business. We may be subject to potential material liabilities relating to any investigation and cleanup of our locations or properties where we deliver hazardous waste for handling or disposal that may be contaminated and to claims alleging personal injury. In addition, we have incurred, and expect to continue to incur, costs to comply with environmental laws and regulations. The adoption of new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new cleanup requirements could require us to incur costs and become subject to new or increased liabilities that could increase our operating costs and adversely affect the manner in which we conduct our business.

While we require Federal Aviation Administration certifications only to a limited extent, we typically are required to maintain third-party registration to industry specification standards, such as AS9100 and Nadcap, for our quality systems and processes. In fact, many individual OEMs and Tier 1 suppliers require certifications or approvals of our work for them based on third-party registrations in order to engineer and serve the systems and components used in specific aircraft models. If material OEM certifications or approvals were revoked or suspended, OEMs may cease purchasing our products.

Moreover, if in the future new or more stringent governmental regulations are adopted, or industry oversight heightened, such action could result in our incurrence of significant additional costs.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Facilities

The following table provides certain information with respect to our headquarters and manufacturing centers:

Sheet Metal Segment		Square
Location	Principal Use	Footage	Interest
3600 Mueller Road St. Charles, Missouri	Executive and Administrative Offices and Manufacturing Center	62,585	Owned
3030-3050 N. Hwy 94 St. Charles, Missouri	Manufacturing Center and Storage	92,736	Owned
3000-3010 N. Hwy 94 St. Charles, Missouri	Assembly and Storage	30,074	Leased(1)
101 Western Ave. So. Auburn, Washington	Manufacturing Center	79,120	Leased(2)
2629-2635 Esthner Ct. Wichita, Kansas	Manufacturing Center	31,000	Owned
2621 W. Esthner Ct. Wichita, Kansas	Manufacturing Center and Administrative Offices	39,883	Leased(3)
2104 N. 170th St. E. Ave. Tulsa, Oklahoma	Finishing and Manufacturing Facility	75,000	Owned
1120 Main Parkway Catoosa, Oklahoma	Distribution Center	40,000	Leased(4)
2205 and 2215 River Hill Rd. Irving, Texas	Machining Facility	8,400	Leased(5)
101 Coleman Blvd. Pooler, Georgia	Distribution	38,400	Leased(6)
A.V. Eucalipto, #2351 Col. Rivera Modula Cy D, C.P. 21259 Mexicali, Baja California, Mexico	Manufacturing Center	23,238	Leased(7)
Machining and Technology Segment
Location	Principal Use	Square Footage	Interest
8866 Laurel Canyon Blvd. Sun Valley, California	Office and Manufacturing	26,200	Leased(8)
11011-11021 Olinda Street Sun Valley, California	Office, Manufacturing and Storage	22,320	Leased(9)
1377 Specialty Drive Vista, California	Office and Manufacturing	85,004	Leased(10)

__________________________________

(1)	Month to month lease with monthly rent of $10,022.

(2)
Subject to yearly rent payments of $444,000 through June 30, 2008 and $492,000 through lease expiration date of June 30, 2011; we retain the option to extend the lease for two additional three-year terms.

(3)	Subject to yearly rent payments of $148,620 and expires on July 1, 2009; we retain an option to extend the lease term for an additional five years.

(4)	Subject to yearly rent payments of $111,600 and expires on August 31, 2007.

(5)	Month-to-month lease with a monthly rent of $3,750, subject to a six-month cancellation option that we may exercise.

(6)	Subject to yearly rent payments of $165,120 and expires on August 31, 2008.

(7)
Subject to graduated monthly rent payments of $9,063 to $10,506 during the lease term. The lease expires on March 31, 2012. This manufacturing facility will begin operations in the first quarter of 2006.

(8)	Subject to yearly rent payments of $172,920 and expires on March 31, 2006.

(9)	Subject to yearly rent payments of $155,347 and expires on March 31, 2006.

(10)
Subject to graduated yearly rent payments of $455,166 to $572,304 during the lease term. The lease expires on September 30, 2013, subject to our option to extend the lease for two additional five-year terms.

ITEM 3. LEGAL PROCEEDINGS

In February 2004, Versaform Corporation, our wholly-owned subsidiary, was served with a grand jury subpoena and we were informed that the U.S. Attorney's Office for the Southern District of California, Department of Defense, Office of Inspector General, Defense Criminal Investigative Service, and the Federal Bureau of Investigation was conducting an investigation relating to structural components of B-52 engine cowlings Versaform manufactured for Nordam Corporation, components of auxiliary power units Versaform manufactured for Hamilton Sundstrand, a United Technologies Company, and certain tools Versaform manufactured for Lockheed Martin Corporation.

Although the investigation is ongoing, neither we nor Versaform have been served with notice of any pending, related legal action, and Versaform continues to cooperate with the government. Documents responsive to the subpoena have been produced.

In May 2005, we presented a $4.0 million claim accompanied by supporting documentation to a customer regarding a dispute over a price increase and certain extraordinary costs we incurred. In response, the customer presented us with a claim for $9.5 million alleging certain of our parts were non-conforming. We have requested, but have not yet received, substantive documentation supporting the customer's claim.

No lawsuit has been filed by either party. Nonetheless, we are vigorously pursuing our claim against the customer and defending against the customer's allegations. As with any dispute, however, the outcome is uncertain. Moreover, pending our receipt of any supporting documentation for the customer's allegations, we are unable to assess whether our products liability policies would cover the potential liability, if any, resulting from the customer's allegations.

Other than noted above, we are not a party to any legal proceedings, other than routine claims and lawsuits arising in the ordinary course of its business. We do not believe such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock is traded on the NASDAQ National Market under the symbol “LMIA.” The following table sets forth the range of high and low bid prices for the Company’s common stock for the periods indicated during the Company’s past two fiscal years:

Period	High	Low

Fiscal 2004
1st quarter	$ 2.15	$ 1.61
2nd quarter	$ 2.40	$ 1.02
3rd quarter	$ 1.97	$ 1.11
4th quarter	$ 8.34	$ 1.50
Fiscal 2005
1st quarter	$ 7.60	$ 4.16
2nd quarter	$ 5.78	$ 4.27
3rd quarter	$ 9.41	$ 4.85
4th quarter	$ 15.66	$ 6.59

The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Holders

As of March 27, 2006, there were approximately 66 holders of record of the Company’s common stock.

Dividends

We have not historically declared or paid cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Our credit facility with Wells Fargo Business Credit, Inc. prohibits the Company from declaring a dividend with respect to our common stock without the lender’s approval. We currently intend to retain our earnings, if any, and reinvest them in the development of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

On July 7, 2005, the Company’s shareholders approved the LMI Aerospace, Inc. 2005 Long-term Incentive Plan (the “2005 Plan”). The 2005 Plan replaces the Amended and Restated LMI Aerospace, Inc. 1998 Stock Option Plan (the “1998 Plan”) as the Company’s only compensation plan under which the Company’s common stock is authorized for issuance to employees or directors. The 2005 Plan provides for the grant of non-qualified stock options, incentive stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards, and other stock-based awards and cash bonus awards.   Up to 1,200,000 shares of common stock are authorized for issuance under the 2005 Plan, subject to adjustment.

The following table summarizes information about our equity compensation plan as of December 31, 2005. All outstanding awards relate to the Company’s common stock.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Number of Unvested Restricted Stock Issued	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Weighted-Average Grant-Date Fair Value of Restricted Stock	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in columns (a) and (b))
	(a)	(b)	(c)	(d)	(e)
Equity compensation plans approved by security holders:
1998 Stock Option Plan	198,024		$3.30		490,607(1)
2005 Long-Term Incentive Plan		15,750		$9.06	1,184,250
Equity compensation plans not approved by security holders	-	-	-	-	-
Total	198,024	15,750	$3.30	$9.06	1,674,857

(1)	Upon approval of the 2005 Plan, in July 2005, the 1998 Plan was terminated. Thus, no further awards may be granted under the 1998 Plan.

Issuer Purchases of Equity Securities

In 1998, the Company’s Board of Directors authorized the repurchase of up to 1,100,000 shares. As of December 31, 2005, the Company had purchased 960,520 shares under this arrangement, but the Company made no purchases of stock under this arrangement during 2005.

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data set forth below for each of the five years ended December 31, 2005, should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements, related notes and other financial information included herein. The financial data for the years ended December 31, 2001 and 2002 was derived from our consolidated financial statements for those periods that were audited by Ernst & Young LLP, independent registered public accounting firm. The financial data for the years ended December 31, 2003 through 2005 was derived from our consolidated financial statements for those periods that were audited by BDO Seidman, LLP, independent registered public accounting firm.

(Dollar amounts in thousands, except share and per share data)

	2001 (1)	2002 (2)	2003	2004	2005
Statement of Operations Data:

Net sales	$70,823	$81,349	$75,855	$85,908	$101,073
Cost of sales	54,809	69,185	67,485	69,510	76,326
Gross profit	16,014	12,164	8,370	16,398	24,747
Selling, general & administrative expenses (3)	10,194	12,931	13,423	13,870	14,474
Goodwill impairment charges	-	5,104	-	-	-
Income (loss) from operations	5,820	(5,871)	(5,053)	2,528	10,273
Interest expense	(843)	(1,495)	(1,645)	(2,175)	(2,019)
Other (expense) income, net	(247)	(525)	306	313	30
Income (loss) before income taxes	4,730	(7,891)	(6,392)	666	8,284
Provision for (benefit of) income taxes	1,764	(691)	(2,411)	236	3,133
Income (loss) before cumulative change in accounting principle	2,966	(7,200)	(3,981)	430	5,151
Cumulative effect of change in accounting principal, net of tax (4)	-	(1,104)	-	-	-
Net income (loss)	$2,966	$(8,304)	$(3,981)	$430	$5,151

Amounts per common share:
Income (loss) before cumulative effect of change in accounting principle	$0.37	$(0.89)	$(0.49)	$0.05	$0.62
Cumulative effect of change in accounting principle, net of tax	-	(0.14)	-	-	-
Net income (loss)	$0.37	$(1.03)	$(0.49)	$0.05	$0.62
Net income (loss) - assuming dilution	$0.36	$(1.03)	$(0.49)	$0.05	$0.61
Weighted average common shares outstanding	8,059,682	8,077,293	8,181,786	8,186,158	8,291,337
Weighted average dilutive common shares outstanding	8,158,126	8,077,293	8,181,786	8,200,114	8,401,426

Other Financial Data:
Capital expenditures	$3,387	$2,293	$1,001	$1,266	$2,903
Cash flows from (used by) operating activities	6,985	(2,042)	1,011	7,426	5,342
Cash flows used by investing activities	(18,205)	(13,991)	(371)	(314)	(2,786)
Cash flows from (used by) financing activities	14,189	12,587	(1,412)	(7,119)	(2,935)
Gross profit margin	22.6%	15.0%	11.0%	19.1%	24.5%

Balance Sheet Data
Cash and equivalents	$4,645	$1,182	$441	$414	$35
Working capital	27,751	28,054	25,919	25,593	28,941
Total assets	68,002	77,865	70,519	65,381	71,957

Total long-term debt, excluding current portion	12,621	24,621	21,756	18,583	15,462
Stockholders’ equity	45,649	37,736	33,792	34,352	39,832

(1) Includes the operating results of Tempco subsequent to the acquisition on April 2, 2001.

(2) Includes the operating results of Versaform subsequent to the acquisition on May 16, 2002, the results of SFC subsequent to the acquisition on June 12, 2002 and the results of SSFF subsequent to the acquisition on September 30, 2002.

(3) Includes restructuring charges of $527, $923 and $8 for the years ended December 31, 2003, 2004 and 2005, respectively.

(4) During 2002, the Company adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, which resulted in a charge to earnings of $1,104.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We manufacture and distribute formed and machined components for use in the aerospace, technology and commercial sheet metal industries. We primarily sell our products to the large commercial aircraft, military, corporate and regional aircraft, and technology markets within the aerospace and technology industries. Historically, our business was primarily dependent on the large commercial aircraft market, with Boeing as our principal customer. In order to diversify our product and customer base, we implemented an acquisition and marketing strategy in the late 1990’s that has broadened the number of industries to which we sell our components, and, within the aerospace industry, have diversified our customer base to reduce our dependence on Boeing. The following table illustrates our sales percentages over the last three years to its primary industries and markets.

Market
	2003	2004	2005
Commercial aircraft	28.7%	25.3%	28.6%
Corporate and regional aircraft	24.6	36.6	43.5
Military products	29.1	20.4	16.2
Technology products	10.9	9.8	5.7
Other (1)	6.7	7.9	6.0
Total	100.0%	100.0%	100.0%
__________________________________________________
(1) Includes commercial sheet metal and various aerospace products.

Beginning in 2001, we began an aggressive acquisition campaign that resulted in the consummation of four transactions through 2002. In April 2001, we acquired Tempco Engineering Inc. and certain of its affiliates (“Tempco”), which expanded our aerospace product line and introduced us to the technology industry. In 2002, we acquired Versaform Corporation and certain of its affiliates (“Versaform”), as well as Stretch Forming Corporation (“SFC”) and Southern Stretch Forming and Fabrication, Inc. (“SSFF”). The Versaform acquisition significantly increased our presence in the corporate and regional aircraft market, while adding some military products to our product line. The SFC acquisition further supplemented our military product line. Finally, our acquisition of SSFF increased our business in the corporate and regional aircraft market.

The Tempco business, which sells machined components to both the aerospace and technology industries, is referred to in this discussion as the Machining and Technology segment and our other businesses are referred to as the Sheet Metal segment.

Results of Operations

Year ended December 31, 2005 compared to year ended December 31, 2004

The following table provides the comparative data for 2004 and 2005 for each of our segments.

	2004			2005
	Sheet Metal	Machining & Technology	Total	Sheet Metal	Machining & Technology	Total
			($ in millions)
Net Sales	$69.6	$16.3	$85.9	$86.2	$14.9	$101.1
Cost of Sales	56.9	12.6	69.5	62.8	13.5	76.3
Gross Profit	12.7	3.7	16.4	23.4	1.4	24.8
S, G & A	12.0	1.9	13.9	12.5	2.0	14.5
Income (Loss) from Operations	$0.7	$1.8	$2.5	$10.9	$(0.6)	$10.3

The Sheet Metal Segment

Net Sales. Net sales for the Sheet Metal Segment were $86.2 million in 2005, an increase of 23.9% from $69.6 million in 2004. The following table summarizes the sales of the Sheet Metal segment by the market served:

Market	2004	2005	Difference
		($ in millions)
Corporate & Regional Aircraft	$31.3	$43.9	$12.6
Large Commercial Aircraft	21.7	28.8	7.1
Military	11.0	9.7	(1.3)
Other	5.6	3.8	(1.8)
Total	$69.6	$86.2	$16.6

Net sales for corporate and regional aircraft were $43.9 million during 2005 compared to $31.3 million in 2004, an increase of 40.3%. Higher production rates at Gulfstream, new work awarded to the segment in mid-2004 which had a full year impact upon 2005, and net sales on a special mission aircraft order in the fourth quarter of 2005 were primarily responsible for the increase.

Large commercial aircraft generated net sales of $28.8 million in 2005 compared to $21.7 million in 2004, an increase of 32.7%. This increase was primarily attributable to increased production rates on the Boeing 737 and 777, sales on a large cargo freighter version of the Boeing 747, and sales of approximately $1.3 million under a temporary award of Boeing 777 wing components that will end in the first half of 2006.

Net sales of military products were $9.7 million in 2005, down from $11.0 million in 2004, a decrease of 11.8%. The decline in sales was driven by the return of certain C-130 products to Lockheed, reduced production demand for F-16 components, and the end of a B-52 refurbishment program early in 2004. Partially offsetting these reductions were increased sales on Sikorsky’s Blackhawk helicopter.

Other net sales are primarily commercial sheet metal components and various aerospace products that are not easily identifiable to the appropriate aircraft and market. These sales declined as the segment began exiting certain commercial sheet metal customers and other smaller customers.

Gross Profit. Gross profit for the Sheet Metal Segment for 2005 was $23.4 million (27.1% of net sales) compared to $12.7 million (18.2% of net sales) for 2004. This increase was driven by improved efficiencies generated from lean activities, exiting certain low margin military and commercial sheet metal work, and better coverage of fixed costs provided by the 23.9% increase in net sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $12.5 million (14.5% of net sales) in 2005 compared to $12.0 million (17.2% of net sales) in 2004. The increase was primarily attributable to higher professional fees, additional staffing and compensation under performance based plans.

The Machining and Technology Segment

Net Sales. Net sales for the Machining and Technology Segment were $14.9 million in 2005, a 8.6% decrease from $16.3 million in 2004. A summary of net sales by market is displayed in the following table:

Market	2004	2005	Difference
		($ in millions)
Military Products	$6.5	$6.6	$0.1

Technology Products	8.4	6.0	(2.4)
Other	1.4	2.3	0.9
Total	$16.3	$14.9	$(1.4)

Net sales of military products were $6.6 million in 2005, up 1.5% from $6.5 million in 2004.  This increase was primarily due to additional net sales of components and assemblies used in various guidance systems and Apache helicopter components early in 2005.

Net sales of technology products were $6.0 million in 2005, down 28.6% from $8.4 million in 2004. The decrease in sales resulted from a protracted decline in volume for laser components and assemblies used in semiconductor equipment for the first three quarters of the year. During the fourth quarter, net sales of laser components totaled $2.5 million, accounting for 41.6% of the annual total.

Other net sales are primarily for various aerospace and commercial products. The increase in net sales was attributable to aerospace products used on various commercial and military aircraft.

Gross Profit. Gross profit for 2005 was $1.4 million (9.4% of net sales) compared to $3.7 million in 2004 (22.7% of net sales). This decline is primarily attributable to lower deliveries of higher margin components for technology products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in 2005 were $2.0 million (13.4% of net sales) compared to $1.9 million (11.7% of net sales) in 2004. The increase of $0.1 million was primarily related to higher salaries, wages and professional service fees.

Non Operating Expenses

Other Income. No significant other income was recorded in 2005, compared to $0.3 million recorded in 2004, which resulted from the sale of a Canadian subsidiary and the recording of a of $0.4 million gain which accounts for the majority of the change.

Interest Expense. Interest expense for 2005 was $2.0 million, compared to $2.2 million in 2004. Lower borrowing levels throughout 2005 and the absence of $0.4 million in fees paid to our prior lender were offset by increasing interest rates on our variable interest debt.

Income Tax Expense. The income tax expense for 2005 was $3.1 million compared to $0.2 million for 2004. Our taxes for 2005 were recorded at an effective rate of 37.8%, subject to minor adjustments for uncollectible tax receivables. Income taxes for 2004 were primarily related to income generated at our Canadian subsidiary.

Year ended December 31, 2004 compared to year ended December 31, 2003

The following table provides the comparative data for 2003 and 2004 for each of our segments.

	2003			2004
	Sheet Metal	Machining & Technology	Total	Sheet Metal	Machining & Technology	Total
			($ in millions)
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

The Sheet Metal Segment

Net Sales. Net sales for the Sheet Metal Segment were $69.6 million in 2004, an increase of 12.3% from $62.0 million in 2003. The following table summarizes the sales of the Sheet Metal segment by the market served:

Market	2003	2004	Difference
		($ in millions)
Corporate & Regional Aircraft	$18.7	$31.3	$12.6
Large Commercial Aircraft	21.7	21.7	-
Military	17.9	11.0	(6.9)
Other	3.7	5.6	1.9
Total	$62.0	$69.6	$7.6

Net sales of components used on large commercial aircraft were $21.7 million in 2004, unchanged from 2003. Increases on net sales of components for the Boeing 737 model in 2004 were offset by declines in net sales on the Boeing 747, 757 and 767 models.

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

Gross Profit. The Sheet Metal Segment generated gross profit of $12.7 million (18.2% of net sales) in 2004, an increase from $6.0 million (9.7% of net sales) in 2003. We initiated a restructuring effort in our St. Charles, Missouri facility in the third quarter of 2003 and a separate restructuring at our Wichita, Kansas facility in the first quarter of 2004. These restructuring efforts realigned production processes within these facilities and transferred certain processes to other facilities in the segment to reduce fixed overhead and employment levels at these locations. The combination of these restructuring efforts and the increase in net sales discussed above provided the improvement in gross profit in 2004. Specifically, the segment generated a $7.6 million increase in net sales and incurred labor and fringe benefit costs of $23.8 million in 2004 compared to $28.1 million in 2003.

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

Exit Costs. During the second half of 2003, we began a restructuring of our St. Charles, Missouri facility by realigning our production processes, reducing employment levels and exiting a leased facility. Additionally, early in 2004, we restructured our Wichita, Kansas facility by transferring all forming processes other than hydraulic fluid forming and related milling operations to other facilities within the segment, reducing employment levels and preparing to exit an owned facility. The segment incurred $0.9 million in 2004 and $0.5 million in 2003 of costs related to severance pay, moving costs and training of operators at the facilities receiving new work from the restructured facilities. We expects to incur only modest costs related to these restructurings in 2005.

The Machining and Technology Segment

Net Sales. Net sales for the Machining and Technology Segment were $16.3 million in 2004, a 17.3% increase from $13.9 million in 2003. A summary of net sales by market is displayed in the following table:

Market	2003	2004	Difference
		($ in millions)
Military Products	$4.0	$6.5	$2.5
Technology Products	8.2	8.4	0.2
Other	1.7	1.4	(0.3)
Total	$13.9	$16.3	$2.4

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

Net sales to the laser equipment markets were $8.4 million in 2004, up 2.4% from $8.2 million in 2003. This increase was generated by strong demand in the second quarter of 2004 for components used in lasers for the semiconductor industry. Demand for laser components was impacted by a program instituted by one of our customers to refurbish used components instead of purchasing new components.

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

Non Operating Expenses

Other Income. We generated other income of $0.3 million in 2004 and 2003. The 2004 other income included a gain of $0.4 million on the sale of our Versaform Canada subsidiary. This gain was offset by losses on disposals of idle capital equipment of $0.1 million. During 2003, we generated gains of $0.3 million on the sale of certain available for sale securities.

Interest Expense. Interest expense was $2.2 million in 2004 and $1.6 million in 2003. This $0.6 million increase was attributable to $0.4 million in fees charged by our former primary lender and increased interest rates payable under the lending agreement governing our debt through November 29, 2004. See Note 7 to the Consolidated Financial Statements included as part of this Annual Report on Form 10-K for further discussion.

Income Tax Expense. We incurred income tax expense of $0.2 million in 2004 compared to a benefit of $2.4 million in 2003. The benefit in 2003 was attributable to the large financial loss in that period. The effective tax rate was 35.4% in 2004 and 37.7% in 2003.

Liquidity and Capital Resources

We generated cash from operations of $5.3 million in 2005. Net income of $5.2 million and non-cash depreciation and amortization of $4.0 million combined to provide $9.2 million of cash. The increase in accounts receivable during 2005 resulted in $7.1 million of cash used due to a combination of higher net sales in November and December and a change in terms with a significant customer to no longer offer early payment discounts. An increase in inventories of $3.1 million during 2005 also resulted in cash used, primarily due to an increase in raw stock of oversized aluminum, which was in short supply, to ensure continued support for a critical program and kit details at our distribution center. We were able to defer federal income tax payments for 2005 earnings until March 2006, which provided a temporary cash benefit of $2.9 million. Increases in accounts payable balances to support higher purchasing activities to support growth in net sales also provided approximately $1.6 million of cash.

Cash flow used in investing activities for the year ended December 31, 2005 was $2.8 million. During 2005, we made capital expenditures of $2.9 million. Included in these expenditures were two milling machines for approximately $0.4 million each and an automatic riveter used to support production of Blackhawk assemblies for $0.2 million.

Cash flow used in financing activities was $2.9 million in 2005, all for the repayment of debt. We made payments of $2.0 million on our term loan and payments of $1.7 million on our revolving line. We generated $0.3 million from proceeds of stock option exercises and received $0.4 million from issuance of long-term debt to fund equipment purchases.

In November 2004, we negotiated a new lending arrangement with Wells Fargo Business Credit, Inc. to support our needs for working capital. At December 31, 2005, we had term loans of $6.8 million and a revolving line of credit of up to $18.0 million, subject to a borrowing base formula, with $8.9 million outstanding. The borrowing base formula at December 31, 2005 allowed us to borrow up to $16.1 million, which we determined did not provide enough financial flexibility to support our current need for working capital. We, therefore, on February 15, 2006 amended our lending arrangement to increase availability to support working capital needs and to reduce the interest rates on the term loans included in the agreement. The amended loan agreement increased the maximum available on the revolving line of credit to $23.3 million, altered the borrowing base formula to provide more borrowing capability, and included an over advance line of up to $3.0 million over and above the borrowing base formula, if needed. On February 28, 2006, we had $9.0 million outstanding on the revolving line of credit with an additional $13.3 million available to borrow under the amended loan agreement, including the over advance line. We believe the amended lending agreement adequately supports our working capital needs. See Note 7 to the Consolidated Financial Statements included as part of this Annual Report on Form 10-K for additional information.

We used a portion of the proceeds from our offering of common stock concluded on March 29, 2006 to prepay outstanding debt. See “Item 1. Business - Recent Developments.”

Our capital budget for 2006 anticipates capital expenditures of approximately $7.0 million, which amount could be reduced to manage liquidity needs. We expect to meet our ongoing working capital and capital expenditure needs from a combination of cash flow from operating activities and available borrowings under our lending agreement described above. Also, a portion of the net proceeds of our recently completed offering remaining after prepayment of certain debt may be used to fund working capital and capital expenditure requirements. See “Item 1. Business - Recent Developments.”

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of operating leases as reflected under “—Contractual Obligations and Commitments” below.

Contractual Obligations and Commitments

We had the following contractual obligations and commitments for debt and non-cancelable operating lease payments:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
		($ in thousands)
Long Term Debt(1)	$19,788	$3,323	$16,465	$-	$-
Operating Leases	8,545	1,779	2,861	2,126	1,779
Total (2)	$28,333	$5,102	$19,326	$2,126	$1,779

(1)
Includes subordinated debt of $1.0 million due December 31, 2007. Also includes total estimated interest of $2.5 million determined by applying the prevailing market rate at December 31, 2005, or respective fixed rates, as applicable, to the average outstanding principal for each period.

(2)
We have not committed to any significant current or long-term purchase obligations for our operations and have no capital leases or other long-term liabilities reflected on our balance sheet under GAAP.

Critical Accounting Estimates

Certain accounting issues require management estimates and judgments for the preparation of financial statements. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting estimates. Our management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our disclosure relating to these estimates. Our most significant estimates and judgments are listed below.

Accounts Receivable Reserves. We evaluate the collectibility of our accounts receivable based on a combination of factors, including historical trends and industry and general economic conditions. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings or substantial downgrading of credit scores), a specific reserve for bad debts is recorded against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. Our evaluation also includes reserves for billing adjustments, pricing changes, warranty claims and disputes. If circumstances change (i.e., an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), estimates of the recoverability of amounts due to us could be reduced by a material amount. We apply this policy to our acquired businesses and makes adjustments to existing bad debt reserves based upon our evaluation.

As discussed in Note 1 to the Consolidated Financial Statements included as part of this Annual Report on Form 10-K, we generate a significant portion of our revenues and corresponding accounts receivable from sales to a limited number of customers in the aerospace and technology industries. If these customers experience significant adverse conditions in their industries or operations, including the continued impact of the current downturn in demand for aerospace and technology products, these customers may not be able to meet their ongoing financial obligations to us for prior sales or purchase additional products under the terms of existing contracts.

Inventory. We value our inventories at the lower of cost or market using actual cost for raw materials and average cost for finished goods and work in process. In assessing the ultimate realization of inventories, we make judgments as to future demand requirements based upon customer orders in backlog, historical customer orders, customer and industry analyst estimates of aircraft production rates, and other market data available to us. Additionally, in the aviation industry, these future demand requirements depend on estimates of aircraft lives and the need for spare parts over the course of the aircraft life. We have recorded charges in recent periods due to discontinuances of product lines, losses of customer contracts, lack of order activity, or changes in expectations of future requirements. In the fourth quarter of 2003, we recorded a charge of $1.4 million based upon management’s evaluation of the current aerospace industry, customer requirements, and inventory quantities.

We sell much of our product under fixed price arrangements. Occasionally, costs of production may exceed the market values of certain products and product families, which requires us to adjust our inventory value. In these circumstances, management is required to make estimates of costs not yet incurred to determine the ultimate cost of these products that are in work in process. Changes in the assumptions and estimates of such factors as expected scrap, costs of material, labor and outside services and the amount of labor required to complete the products may result in actual results that vary from management’s estimates.

At times, we accept new orders for products from our customers in which actual production costs may differ from our expectations when we quoted the product. Additionally, customers may request engineering changes or quality acceptance changes in products that may alter the cost of products produced by us. In these circumstances, we notify the customer of these issues and seek reimbursement for costs incurred over and above the selling price of the products and re-pricing of the product on future deliveries. Our inventory valuation considers the estimated recovery of these costs. Actual negotiation of the claim amounts may result in outcomes different from those estimated by us and may have material impacts upon the operating results. During the fourth quarter of 2002, significant cost over-runs were incurred on certain products for which we submitted a claim to our customer. At year-end, we could not estimate the probable recovery of any amounts covered by this claim. Therefore, excess inventory costs were written off and margins in 2002 were negatively impacted. Subsequent recovery of this claim could have a material impact upon our future operating results.

Goodwill. In June 2001, the Financial Accounting Standards Board issued SFAS No. 142 which addresses financial accounting and reporting for acquired goodwill and other intangible assets. We adopted SFAS No. 142 effective as of January 1, 2002. The statement requires that goodwill not be amortized but instead be tested at least annually for impairment and expensed to the extent the fair value of a reporting unit, including goodwill, is less than its carrying amount.

We established the value of our segments with the assistance of an outside expert that used Company-provided forecasts of operations by reporting unit, independent review of the assumptions in these forecasts, evaluations of the carrying value of certain assets and liabilities, and independent appraisals of our fixed assets. These forecasts required us to estimate future sales prices and volumes of its reporting units. We used our internal budgets, customer order backlog, historical customer ordering patterns, customer and industry projections of demand and other market information as well as current cost of production to estimate future cash flows. Actual results may vary significantly from our projections and may result in material adjustments to the goodwill balance on our financial statements.

Income Taxes. We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the our financial statements or tax returns. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB Statements No. 133 and 140. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. We do not expect that the adoption of SFAS No. 155 will have a significant impact on our consolidated financial statements.

In February 2006, the FASB issued Staff Position No. FAS 123(R)-4: Classification of Options and Similar Instruments Issued As Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. This FASB Staff Position (FSP) addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The guidance in this FSP amends paragraphs 32 and A229 of SFAS No. 123 (revised 2004), Share-Based Payment. We do not expect that the adoption of FSP 123(R)-4 will have a significant impact on our consolidated financial statements.

In June 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154). The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. We adopted SFAS 154 at December 31, 2005 and do not anticipate any material change to our operating results as a result of this adoption.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which revises and replaces SFAS No. 123, Accounting for Stock-Based Payments and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in its consolidated statements of operations. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The provisions for SFAS No. 123R are effective for the first interim or annual reporting period beginning after June 15, 2005. We adopted SFAS No. 123R effective January 1, 2006. We do not expect the adoption to have a significant impact on our consolidated financial statements.

In November 2004, FASB issued SFAS No. 151, Inventory Costs-an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”).   SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to require that these items be included as current-period charges and not included in overhead. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect that the adoption of SFAS No. 151 will have a significant impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows. We are exposed to market risk primarily due to fluctuations in interest rates. We do not utilize any particular strategy or instruments to manage our interest rate risk.

Our outstanding credit facility carries a floating interest rate that varies based on changes to the prime lending rate of Wells Fargo. Accordingly, we are subject to potential fluctuations in our debt service. Based on the amount of our outstanding debt as of the end of the 2005 fiscal year, a hypothetical 1% change in the interest rate of our outstanding credit facility would result in a change in our annual interest expense of approximately $0.2 million during the next fiscal year. However, under each of the revolving line of credit, the equipment term loan and the real estate term loan, we have an option to fix the interest rate for a period not to exceed 90 days, which, while not eliminating interest rate risk, allows us to moderate the impact of changes in Wells Fargo’s prime lending rate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following financial statements are included in Item 8 of this report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
LMI Aerospace, Inc.
St. Charles, Missouri

We have audited the accompanying consolidated balance sheets of LMI Aerospace, Inc. as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. We have also audited the accompanying Schedule I, “Valuation and Qualifying Accounts”. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LMI Aerospace, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Chicago, Illinois
March 10, 2006, except for Note 17
which is as of March 29, 2006

LMI AEROSPACE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	December 31
	2004	2005
Assets
Current assets:
Cash and cash equivalents	$414	$35
Trade accounts receivable - net of allowance of $213 in 2004 and $244 in 2005	9,093	16,088
Inventories	23,687	25,333
Prepaid expenses and other current assets	912	1,205
Deferred income taxes	2,043	1,610
Income taxes receivable	69	-
Total current assets	$36,218	$44,271

Property, plant & equipment, net	18,947	18,162
Goodwill	5,653	5,653
Intangible assets, net	3,408	3,114
Other assets	1,155	757
Total assets	$65,381	$71,957

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,857	$7,407
Accrued expenses	2,795	6,077
Current installments of long term debt	1,973	1,846
Total current liabilities	10,625	15,330

Long-term debt, less current installments	17,583	14,462
Subordinated debt	1,000	1,000
Deferred income taxes	1,821	1,333
Total long-term liabilities	20,404	16,795
Stockholders' equity:
Common stock, $.02 par value per share; authorized 28,000,000 shares; issued
8,736,427 shares in 2004 and 8,797,909 shares in 2005	175	176
Preferred stock, $.02 par value per share; authorized 2,000,000 shares; none
issued in both periods	-	-
Additional paid-in capital	26,171	26,434
Deferred Compensation	-	(127)
Treasury stock, at cost, 499,712 shares in 2004 and 433,972 shares in 2005	(2,371)	(2,059)
Retained earnings	10,377	15,408
Total stockholders' equity	34,352	39,832
Total liabilities and stockholders' equity	$65,381	$71,957

See accompanying notes to the consolidated financial statements.

LMI AEROSPACE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2003	2004	2005

Net sales	$75,855	$85,908	$101,073
Cost of sales	67,485	69,510	76,326
Gross profit	8,370	16,398	24,747
Selling, general and administrative expenses	13,423	13,870	14,474
Income (loss) from operations	(5,053)	2,528	10,273
Other income (expense):
Interest expense	(1,645)	(2,175)	(2,019)
Other, net	306	313	30
Total other income (expense)	(1,339)	(1,862)	(1,989)
Income (loss) before income taxes	(6,392)	666	8,284
Provision for (benefit of) income taxes	(2,411)	236	3,133

Net Income (loss)	$(3,981)	$430	$5,151

Amounts per common share:
Net income (loss) per common share	$(0.49)	$0.05	$0.62
Net income (loss) per common share - assuming dilution	$(0.49)	$0.05	$0.61
Weighted average common shares outstanding	8,181,786	8,186,158	8,291,337
Weighted average dilutive common shares outstanding	8,181,786	8,200,114	8,401,426

See accompanying notes to the consolidated financial statements.

LMI AEROSPACE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share data)

	Common Stock	Additional Paid-In Capital	Deferred Compensation	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at December 31, 2002	$175	$26,171	$-	$14,039	$(2,632)	$(17)	$37,736
Comprehensive income (loss):
Net loss	-	-	-	(3,981)	-	-	(3,981)
Exchange rate gain	-	-	-	-	-	37	37
Comprehensive loss							(3,944)
Balance at December 31, 2003	175	26,171	-	10,058	(2,632)	20	33,792
Comprehensive income:
Net income	-	-	-	430	-	-	430
Exchange rate loss	-	-	-	-	-	(20)	(20)
Comprehensive income							410
Exercise of options to purchase stock	-	-	-	(111)	261	-	150
Balance at December 31, 2004	175	26,171	-	10,377	(2,371)	-	34,352
Comprehensive income:
Net income	-	-	-	5,151	-	-	5,151
Exercise of options to purchase stock	-	-	-	(120)	312	-	192
Issuance of Stock
45,740 shares in connection with exercise of options	1	120	-	-	-	-	121
15,750 shares of restricted stock	-	143	(127)	-	-	-	16
Balance at December 31, 2005	$176	$26,434	$(127)	$15,408	$(2,059)	$-	$39,832

See accompanying notes to the consolidated financial statements.

LMI AEROSPACE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2003	2004	2005
Operating activities
Net income (loss)	$(3,981)	$430	$5,151
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,793	4,699	4,002
Gain on sale of Versaform Canada Corporation	-	(498)	-
Charges for bad debt expense	132	170	167
Charges for inventory obsolescence and valuation	2,549	1,382	1,500
Restricted stock compensation	-	-	16
(Gain) loss on sale of equipment	54	202	(6)
Changes in operating assets and liabilities:
Trade accounts receivable	2,102	(301)	(7,110)
Inventories	(1,527)	(957)	(3,146)
Prepaid expenses and other assets	128	(1,372)	(78)
Current and deferred income taxes	(1,043)	1,762	2,903
Accounts payable	(1,537)	1,321	1,550
Accrued expenses	(659)	588	393
Net cash provided from operating activities	1,011	7,426	5,342
Investing activities
Additions to property, plant, and equipment	(1,001)	(1,266)	(2,903)
Proceeds from sale of Versaform Canada Corporation	-	939	-
Proceeds from sale of equipment	325	13	117
Proceeds from sale of stock investments	305	-	-
Net cash used by investing activities	(371)	(314)	(2,786)
Financing activities
Proceeds from issuance of long-term debt	-	9,365	404
Principal payments on long-term debt and notes payable	(4,679)	(19,540)	(1,961)
Net advances (payments) on revolver	3,267	2,906	(1,691)
Proceeds from exercise of stock options	-	150	313
Net cash used by financing activities	(1,412)	(7,119)	(2,935)
Effect of exchange rate changes on cash	31	(20)	-
Net decrease in cash and cash equivalents	(741)	(27)	(379)
Cash and cash equivalents, beginning of year	1,182	441	414
Cash and cash equivalents, end of year	$441	$414	$35

Supplemental Disclosures of Cash Flow Information
Interest paid	$1,659	$2,107	$1,693
Income taxes paid (refunded), net	$(1,331)	$(1,637)	$228

LMI AEROSPACE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

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

The sale resulted in cash proceeds of $868 and a note receivable of $71 from the buyers. The remaining $52 note receivable was written off during 2005.

See accompanying notes to the consolidated financial statements.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2005
1. ACCOUNTING POLICIES

Description of Business

LMI Aerospace, Inc. (the “Company”) fabricates, machines, and integrates formed, close tolerance aluminum and specialty alloy components for use by the aerospace, semiconductor and medical products industries. The Company is a Missouri corporation with headquarters in St. Charles, Missouri. The Company maintains facilities in St. Charles, Missouri; Seattle, Washington; Tulsa, Oklahoma; Wichita, Kansas; Irving, Texas; Sun Valley, California; Vista, CA; Savannah, GA, and Mexicali, Mexico.

Principles of Consolidation

The accompanying financial statements include the consolidated financial position, results of operations, and cash flows of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Customer and Supplier Concentration

Direct sales to the Company’s largest customer accounted for 18.6%, 26.5% and 35.1% of the Company’s total revenues in 2003, 2004 and 2005, respectively. Accounts receivable balances related to direct sales to this customer were 22.5% at December 31, 2004, and 47.4% at December 31, 2005. Indirect sales to the Company’s largest customer accounted for an additional 10.0%, 0.9% and 0.8% of the Company’s total sales in 2003, 2004 and 2005, respectively.

Direct sales to the Company’s second largest customer accounted for 14.1%, 18.5% and 12.3% of the Company’s total revenues in 2003, 2004 and 2005, respectively, and represented 9.0% and 3.3% of the accounts receivable balance at December 31, 2004 and 2005, respectively.

Direct sales to the Company’s third largest customer accounted for 12.9%, 8.7% and 8.5% of the Company’s total revenue in 2003, 2004 and 2005, respectively, and represented 5.3% and 9.6% of the accounts receivable balance at December 31, 2004 and 2005, respectively.

The Company purchased approximately 37%, 40% and 64% of the materials used in production from three suppliers in 2003, 2004 and 2005, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

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
December 31, 2005

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

Long lived assets

In accordance with Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long Lived Assets(“SFAS No. 144”), long lived assets held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of December 31, 2005, there has been no impairment of long lived assets.

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
December 31, 2005
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

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations and provides the pro forma disclosures required by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The Company applied APB Opinion No. 25 in accounting for its stock option plans, and accordingly, no compensation cost has been recognized for stock options granted at fair market value. Had the Company determined compensation cost based on the fair value at the grant date under SFAS No. 123, net income and earnings per share amounts would have been as follows:

	2003	2004	2005

Net income (loss) as reported	$(3,981)	$430	$5,151
Less: total stock-based employee compensation expense determined under fair value based method, net of tax effect	(129)	(14)	(20)
Pro forma net income (loss)	$(4,110)	$416	$5,131

Net income (loss) per common share
As reported	$(0.49)	$0.05	$0.62
Pro forma	$(0.50)	$0.05	$0.62
Net income (loss) per common share
Assuming dilution:
As reported	$(0.49)	$0.05	$0.61
Pro forma	$(0.50)	$0.05	$0.61

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
December 31, 2005

The Company follows SFAS No. 128, Earnings per Share, in calculating basic and fully diluted earnings per share. Earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the applicable periods.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB Statements No. 133 and 140. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. The Company does not expect that the adoption of SFAS No. 155 will have a significant impact on its consolidated financial statements.

In February 2006, the FASB issued Staff Position No. FAS 123(R)-4: Classification of Options and Similar Instruments Issued As Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. This FASB Staff Position (FSP) addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The guidance in this FSP amends paragraphs 32 and A229 of SFAS No. 123 (revised 2004), Share-Based Payment. The Company does not expect that the adoption of FSP 123(R)-4 will have a significant impact on its consolidated financial statements.

In June 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154). The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. The Company adopted SFAS 154 at December 31, 2005 and do not anticipate any material change to our operating results as a result of this adoption.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which revises and replaces SFAS No. 123, Accounting for Stock-Based Payments and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in its consolidated statements of operations. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The provisions for SFAS No. 123R are effective for the first interim or annual reporting period beginning after June 15, 2005. The Company will adopt SFAS No. 123R on January 1, 2006, and does not expect the adoption to have a significant impact on its consolidated financial statements.

In November 2004, FASB issued SFAS No. 151, Inventory Costs-an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”).  SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to require that these items be included as current-period charges and not included in overhead. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect that the adoption of SFAS No. 151 will have a significant impact on our consolidated financial statements.

2. TREASURY STOCK TRANSACTIONS

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2005

The Board of Directors authorized the Company to repurchase shares of its common stock and place these shares in a Treasury Stock account for use at management’s discretion. There was no treasury stock activity in 2003. The Company issued 54,929 shares and 65,740 shares in 2004 and 2005, respectively, in conjunction with the exercise of certain employees’ options but did not purchase any shares. These transactions were recorded at cost in stockholders’ equity.

3. INVENTORIES

Inventories consist of the following:
	2004	2005
Raw materials	$4,308	$5,209
Work in process	6,643	6,480
Finished goods	12,736	13,644
Total Inventories	$23,687	$25,333

These amounts include reserves for obsolete and slow moving inventory of $2,017 and $1,802 and a reserve for lower of cost or market of $288 and $284 for 2004 and 2005, respectively.

4. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following:

	2004	2005
Land	$705	$705
Buildings and improvements	12,803	12,928
Machinery and equipment	36,826	37,451
Leasehold and improvements	1,118	1,323
Software and other	2,080	2,237
Construction in progress	310	1,371
Total gross property, plant & equipment	53,842	56,015
Less accumulated depreciation	34,895	37,853
Total net property, plant & equipment	$18,947	$18,162

Depreciation expense (including amortization expense on software) recorded by the Company totaled $4,366, $4,103 and $3,577 for 2003, 2004 and 2005, respectively.

5. GOODWILL AND INTANGIBLES

The Company accounts for goodwill and intangible assets in accordance with SFAS No.142, Goodwill and Other Intangible Assets, which requires that intangibles with indefinite useful lines be tested annually for impairment and those with finite useful lives be amortized over their useful lives.

In the fourth quarters of 2003, 2004 and 2005, the Company performed the required annual impairment test under SFAS No. 142 and concluded that the remaining goodwill balance of $5,653, which relates to the Machining and Technology segment only, was not impaired.

Customer Related Intangibles

The carrying amount of customer related intangibles for the years ended December 31, 2004 and 2005 were as follows:

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2005

	Gross Amount	Accumulated Amortization	Useful Life
Versaform	$3,975	$596	15 years
Stretch Forming Corp.	329	300	3.5 years
December 31, 2004	$4,304	$896
Versaform	$3,975	$861
December 31, 2005	$3,975	$861

Customer related intangibles amortization expense for the calendar years 2003, 2004 and 2005 were $385, $384 and $265 respectively. During 2004, the Company performed an analysis to determine whether these customer related intangibles were potentially impaired using an undiscounted cash flow forecast as prescribed by SFAS No. 144. The Company’s analysis included assumptions about aircraft production rates, planned production efficiency improvements and other variables. The undiscounted cash flows from this analysis exceeded the carrying value of the customer related intangibles. Therefore, the carrying value was deemed to be recoverable, and no impairment charge was made nor was the amortization policy modified. During 2005, there were no events or changes in circumstances which indicate that the carrying amount of the customer related intangibles may not be recoverable.

Estimated annual amortization expense for these customer intangibles is as follows:

Year ending December 31:
2006	$265
2007	265
2008	265
2009	265
2010	265
Thereafter	1,789
Total	$3,114

6. ACCRUED LIABILITIES

Accrued liabilities include the following:

	December 31,
	2004	2005
Accrued payroll	$389	$231
Accrued bonus	-	337
Accrued vacation & holiday	947	1,193
Accrued employee benefits	395	405
Accrued property taxes	107	87
Accrued legal & accounting	385	251
Accrued commissions	44	53
Accrued operating lease obligations	192	240
Accrued interest	115	159
Income tax payable	68	2,957
Other	153	164
Total	$2,795	$6,077

7. LONG-TERM DEBT AND REVOLVING LINE OF CREDIT

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2005

Long-term debt consists of the following:

	December 31,
	2004	2005
Term loans:
Real estate	$3,645	$3,280
Equipment	4,720	3,540
Revolving line of credit	10,590	8,899
Note payable to director, principal and interest payable monthly at 7%	181	-
Notes payable, principal and interest payable monthly, at fixed rates, ranging from 6.99% to 8.88%	420	589
	19,556	16,308
Less current installments	1,973	1,846
Total	17,583	$14,462
Subordinated notes payable to certain directors, interest payable monthly at 12% (See Note 12)	$1,000	$1,000

Credit Facility

The Company’s lending agreement with Wells Fargo provides the following structure:

•
A revolving line of credit (the “Revolver”) of up to $18,000, subject to a borrowing base calculation. At December 31, 2005, the Company had $8,899 outstanding under the Revolver. The borrowing base calculation at December 31, 2005 allowed the Company to borrow up to $16,100. The Revolver requires monthly payments of interest at Wells Fargo’s prime lending rate (7.25% at December 31, 2005) and matures in three years.

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

Under each of the Revolver, the Equipment Loan and the Real Estate Loan, the Company has an option to fix the interest rate for a period not to exceed 90 days. The new credit facility is secured by all assets of the Company and requires the Company to meet certain non-financial and financial covenants, including minimum levels of net income and net worth and limits on capital expenditures. During 2005, the amount of the Company’s capital expenditures paid from working capital exceeded the maximum allowed pursuant to the credit agreement, resulting in a violation of the covenants. A waiver was obtained from Wells Fargo.

The new credit facility expires on November 15, 2007 and includes prepayment penalties for early termination of the facility. See Note 17 for discussion of the amendment to the credit facility subsequent to December 31, 2005.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2005

In connection with the credit facility, the Company issued an aggregate of $1,000 of subordinated notes to certain of its directors. These subordinated notes provide for no principal payments and quarterly interest payments at 12% per annum and mature on December 31, 2007. Prepayments are allowed only if certain financial transactions or measurements are accomplished.

Other Notes

The Company entered into a note payable for $1,300 with the prior owner of Versaform in connection with the acquisition. The prior owner was appointed as a member of the Board of Directors of the Company in June 2002. This note was payable monthly over three years and accrued interest at a rate of 7.0%. The note was paid in full on June 6, 2005.

The Company entered into various notes payable for the purchase of certain equipment. The notes are payable in monthly installments including interest ranging from 6.99% - 8.88% through January 2009. The notes payable are secured by certain equipment.

Maturities

The aggregate maturities of long-term debt as of December 31, 2005 are as follows:

Year ending December 31:
2006	$1,846
2007	15,313
2008	149
Thereafter	-
Total	$17,308

8. LEASES

The Company leases certain facilities and equipment under various non-cancelable operating lease agreements which expire at various dates through 2013. At December 31, 2005, the future minimum lease payments under operating leases with initial non-cancelable terms in excess of one year are as follows:

Year ending December 31:
2006	$1,779
2007	1,557
2008	1,304
2009	1,104
2010	1,022
Thereafter	1,779
Total	$8,545

Rent expense totaled $2,701, $2,788 and $2,684 in 2003, 2004 and 2005, respectively.

9. DEFINED CONTRIBUTION PLANS

The Company has a noncontributory profit sharing plan and a contributory 401(k) plan which covers substantially all full-time employees. Employees are eligible to participate in both plans after reaching 1,000 hours of accredited service. Contributions to the profit sharing plan are at the discretion of management and become fully vested after seven years. No contributions have been made by the Company to the profit sharing plan for 2003, 2004 and 2005. Contributions by the Company to the 401(k)

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2005

plan, which are fully vested to the employees immediately upon contribution, are based upon a percentage of employee contributions up to a maximum of $675 per employee (dollars not in thousands). The Company’s contributions to the 401(k) plan totaled $191, $153 and $250 for 2003, 2004 and 2005, respectively. In addition, at December 31, 2005, the Company had 459,829 shares of its common stock reserved for contributions to the 401(k) plan.

10. STOCK-BASED COMPENSATION

On July 7, 2005, the Company’s shareholders approved the LMI Aerospace, Inc. 2005 Long-term Incentive Plan (the “2005 Plan”). This Plan replaces the Amended and Restated LMI Aerospace, Inc. 1998 Stock Option Plan (the “1998 Plan”) as the Company’s only compensation plan under which the Company’s common stock is authorized for issuance to employees or directors.

The 2005 Plan provides for the grant of non-qualified stock options, incentive stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards, and other stock-based awards and cash bonus awards. A total of 1,200,000 shares of the Company’s Common Stock are currently reserved for issuance in connection with awards granted under the 2005 Plan. During 2005, 15,750 shares of restricted stock were granted with a three-year vesting period. The weighted-average grant-date fair value of these shares is $9.06. The Company recognized compensation cost of $16 in connection with these shares.

Prior to shareholders’ approval of the 2005 Plan, the Company’s 1998 Plan provided options for up to 900,000 shares to be granted to key employees at exercise prices greater than or equal to the fair market value per share on the date the option is granted. Options issued under the Plan are at the discretion of management and may be in the form of incentive stock options or non-qualified stock options. Vesting periods range from zero to four years.

At December 31, 2005, a total of 490,607 shares of authorized and unissued common stock remained in the 1998 Plan. Upon approval of the 2005 Plan, the 1998 Plan was terminated and no further awards were granted under the 1998 Plan.

	2003		2004		2005
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Options outstanding at beginning of year	500,475	$3.41	396,568	$3.28	313,164	$3.31
Granted	28,500	2.10	8,000	1.99	22,000	1.67
Exercised	-	-	(54,929)	2.73	(113,190)	2.91
Canceled/expired	(132,407)	3.52	(36,475)	3.56	(23,950)	3.86
Options outstanding at end of year	396,568	$3.28	313,164	$3.31	198,024	$3.30

Range of Exercise Prices	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.31 - $1.95	15,000	8.50	$1.31	15,000	$1.31
$1.96 - $2.90	102,224	4.62	2.57	101,224	2.57
$2.91 - $4.35	28,900	4.90	3.41	27,900	3.42
$4.36 - $6.06	51,900	4.33	5.26	51,900	5.26
Total	198,024	4.88	$3.30	196,024	$3.31

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2005

The number of vested options exercisable and the related range of exercise prices at December 31, 2003, 2004 and 2005 were: 376,968 shares, with a range of exercise prices from $2.00 to $6.06; 302,539 shares with a range of exercise prices from $2.00 to $6.06, and 196,024 shares, with a range of exercise prices from $1.31 to $6.06, respectively. The total number of potential common shares from the exercise of these stock options that were excluded from fully diluted earnings per share were 3,992, 0 and 0 shares in 2003, 2004 and 2005, respectively, as the potential common shares would be antidilutive.

The fair value for options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2004 and 2005, respectively: risk-free interest rates of 3.86%, 3.55% and 4.07%; dividend yields of 0%, 0% and 0%; volatility factors of the expected market price of the Company’s common stock of 73%, 59% and 65%; and a weighted average expected life of the option of six years for each year. The weighted average fair value of options granted during 2003, 2004 and 2005 was $2.10, $1.99 and $1.67, respectively. The weighted average remaining life of outstanding options as of December 31, 2005 was 4.88 years.

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

11. INCOME TAXES

The temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax assets and liabilities are as follows:

	2004	2005
Deferred tax assets:
Accrued vacation	$245	$256
Inventory	1,260	1,213
State tax credits	168	103
Goodwill	117	(81)
Net operating loss carry forward	152	23
Other	101	96
Total deferred tax assets	2,043	1,610

Deferred tax liabilities:
Depreciation	1,507)	(965)
Other	(314)	(368)
Total deferred tax liabilities	(1,821)	(1,333)
Net deferred tax asset	$222	$277

The Company’s income tax provision (benefit) attributable to income before income taxes and cumulative effect of change in accounting principle consisted of the following for the year ended December 31:

	2003	2004	2005
Federal:
Current	$(1,988)	$42	$2,838
Deferred	(250)	(76)	(199)

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2005

	(2,238)	(34)	2,639

Canadian:
Current	39	19	-
Deferred	32	178	-
	71	197	-
State:
Current	(201)	64	350
Deferred	(43)	9	144
	(244)	73	494
Provision (benefit) for income taxes	$(2,411)	$236	$3,133

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense attributable to income before cumulative effect of change in accounting principle is as follows:

	2003	2004	2005

Federal taxes (benefit)	$(2,173)	$226	$2,817
State and local taxes, (benefit), net of federal benefit	(224)	42	277
Non-deductible goodwill and amortization of customer related intangibles	124	124	99
Valuation allowance for capital loss (gain) on available for sale securities	(114)	-	-
Disqualified option expense	-	(76)	-
Other	(24)	(80)	(60)
Provision (benefit) for income taxes	$(2,411)	$236	$3,133

12. RELATED PARTY TRANSACTIONS

In May 2002, the Company entered into certain acquisition transactions with Brian Geary, a director of the Company, related to the Versaform and SSFF acquisitions. As a part of the acquisition of Versaform, the consideration included a note payable of $1.3 million to Mr. Geary (the then sole shareholder of Versaform) which bears interest at 7%. The note was paid in full on June 6, 2005. The Company is also required to pay Mr. Geary additional consideration of up to 5% of the annual net sales received under agreements between Versaform and Hamilton Sundstrand, a customer of Versaform, in excess of $3 million. As of December 31, 2005, there have been no payments earned by Mr. Geary for sales to Hamilton Sundstrand. In addition, a relative of Mr. Geary retained ownership of a building and property where Versaform operates and leases the facility to the Company for approximately $86 per year. This lease expired in January 2005, and the Company vacated the building.

In September 2002, the Company acquired from MBSP, L.P., a Nevada limited partnership of which Mr. Geary is the sole general partner, the operations and certain of the assets of the aerospace division of Southern Stretch Forming and Fabrication, Inc., an aerospace sheet metal manufacturer based in Denton, Texas. In connection with this transaction, the Company is required to pay to MBSP, L.P. 5% of the gross sales of specific parts to a specific customer during the period beginning on January 1, 2003 and ending on December 31, 2007, not to exceed $500,000. Payments to MBSP, L.P. under this agreement were $55,000, $109,000 and $137,588 for the years ended December 31, 2003, 2004 and 2005, respectively.

The Company negotiated each of the above transactions on an arm’s-length basis. Although Mr. Geary was not a director at the time of our acquisition of Versaform, we received an opinion from an

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2005

independent investment banking firm stating that our acquisition of Versaform was fair from a financial point of view to the holders of our common stock. Prior to approving the purchase of SSFF, the Company’s Audit Committee, at the request of the Board of Directors, considered the potential conflict of interest regarding the acquisition of SSFF. The Audit Committee concluded that the above transaction was negotiated on an arm’s-length basis, consummated on terms generally similar to those prevailing with unrelated third parties, and was fair and in the best interest of the Company and its shareholders.

In 2004, certain members of the Company’s Board of Directors invested an aggregate of $1.0 million in subordinated notes with the Company. These notes mature on December 31, 2007 and require quarterly interest payments at an annual rate of 12% (see Note 7). The issuance of these subordinated notes was reviewed and approved by the members of the Audit Committee.

13. COMMITMENTS AND CONTINGENCIES

In February 2004, Versaform Corporation, the Company's wholly-owned subsidiary, was served with a grand jury subpoena and management was informed that the U.S. Attorney's Office for the Southern District of California, Department of Defense, Office of Inspector General, Defense Criminal Investigative Service, and the Federal Bureau of Investigation was conducting an investigation relating to structural components of B-52 engine cowlings Versaform manufactured for Nordam Corporation, components of auxiliary power units Versaform manufactured for Hamilton Sundstrand, a United Technologies Company, and certain tools Versaform manufactured for Lockheed Martin Corporation.

Although the investigation is ongoing, neither the Company nor Versaform has been served with notice of any pending, related legal action, and Versaform continues to cooperate with the government. Documents responsive to the subpoena have been produced.

In May 2005, the Company presented a $4.0 million claim accompanied by supporting documentation to a customer regarding a dispute over a price increase and certain extraordinary costs it incurred. In response, the customer presented the Company with a claim for $9.5 million alleging certain of the Company's parts were non-conforming. The Company has requested, but has not yet received, substantive documentation supporting the customer's claim.

No lawsuit has been filed by either party. Nonetheless, the Company is vigorously pursuing its claim against the customer and defending against the customer's allegations. As with any dispute, however, the outcome is uncertain. Moreover, pending the Company's receipt of any supporting documentation for the customer's allegations, the Company is unable to assess whether its products liability policies would cover the potential liability, if any, resulting from the customer's allegations.

Other than noted above, the Company is not a party to any legal proceedings, other than routine claims and lawsuits arising in the ordinary course of its business. Management does not believe such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on the Company's business.

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

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2005

The accounting policies of the segments are the same as those described in Note 1. Sales between segments are insignificant. Corporate expenses related to the Company’s corporate offices are allocated to the segments, except for interest and income tax expenses. The table below presents information about reported segments for years ended December 31, 2003, 2004 and 2005 on the basis used internally to evaluate segment performance.

	December 31,
	2003	2004	2005
Net sales:
Sheet Metal	$61,969	$69,588	$86,215
Machining and Technology	13,886	16,320	14,858
	$75,855	$85,908	$101,073
Income (loss) from operations:
Sheet Metal	$(5,774)	$705	$10,855
Machining and Technology	721	1,823	(582)
	$(5,053)	$2,528	$10,273
Capital expenditures:
Sheet Metal	$771	$1,211	$1,853
Machining and Technology	83	19	666
Corporate	147	36	384
	$1,001	$1,266	$2,903
Depreciation and amortization:
Sheet Metal	$4,399	$4,306	$3,504
Machining and Technology	394	393	498
	$4,793	$4,699	$4,002

	As of December 31,
	2004	2005
Goodwill:
Machining and Technology	$5,653	$5,653
	$5,653	$5,653
Intangibles:
Sheet Metal	$3,408	$3,114
	$3,408	$3,114
Total Assets:
Sheet Metal	$45,017	$53,698
Machining and Technology	15,981	14,727
Corporate	4,383	3,532
	$65,381	$71,957

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

Due to the Company’s operating losses, two separate restructuring efforts were announced to improve operating performance. On July 23, 2003, the Company announced the details of a plan to reduce operating expenses and increase efficiencies at its St. Charles, Missouri facility. This plan reduced the workforce by approximately 60 people, relocated a significant amount of equipment and allowed the

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2005

Company to exit a leased facility. In December 2003, the Company announced a restructuring of its Wichita, Kansas facility, which included a staged reduction in workforce of approximately 30 people, movement of work performed in Wichita to other Company locations and the sale of excess equipment. As of December 31, 2004, the Company has completed all of the operational segments of the restructuring plan. There were no accrued expenses relating to the restructuring at December 31, 2004 or 2005.

Below is a summary of the expenses related to the restructuring:

	Years Ended December 31,
	2003	2004	2005	Total
Payroll, severance and fringe benefits	$370	$641	$-	$1,011
Equipment relocation and disposal	27	200	-	227
Other	130	82	8	220
Total to date	$527	$923	$8	$1,458

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

2004	First	Second	Third	Fourth
Net sales	$18,540	$21,875	$23,032	$22,461

Gross profit	2,671	4,327	4,760	4,640

Net income (loss)	$(1,519)	$135	$1,145	$669
Amounts per common share: Net income (loss)	$(0.19)	$0.02	$0.14	$0.08
Net income (loss) - assuming dilution	$(0.19)	$0.02	$0.14	$0.08

2005	First	Second	Third	Fourth
Net sales	$23,973	$24,008	$24,255	$28,837

Gross profit	$5,221	$5,625	$6,338	$7,563

Net income (loss)	$844	$1,049	$1,303	$1,955
Amounts per common share: Net income (loss)	$0.10	$0.13	$0.16	$0.23
Net income (loss) - assuming dilution	$0.10	$0.13	$0.16	$0.22

17. SUBSEQUENT EVENTS

Filing of a Registration Statement for Public Offering. On January 19, 2006, the Company filed a registration statement, as amended on March 13, 2006, with the Securities and Exchange Commission that was declared effective on March 23, 2006 relating to a proposed public offering of 2,900,000 shares of its common stock. The Company offered 2,300,000 shares and certain selling shareholders offered 600,000 shares. Pursuant to the registration statement, the Company granted to the underwriters a 30-day

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2005

option to purchase up to an additional 435,000 shares of common stock, which the underwriters exercised on March 27, 2006. The offering, including the option shares, was concluded on March 29, 2006.

Acquisition of Technical Change Associates, Inc. Effective January 1, 2006, the Company acquired Technical Change Associates, Inc. (TCA), a provider of lean manufacturing, facility layout and business planning consulting services. TCA is based in Ogden, Utah. The impact of this acquisition is not material to the Company’s financial statements.

Amendment to Credit and Security Agreement. On February 15, 2006, we entered into the First Amendment to Credit and Security Agreement to our Credit and Security Agreement with Wells Fargo Business Credit, Inc. dated November 29, 2004. This amendment, among other things, (i) extends the maturity date of the Credit and Security Agreement to November 15, 2009, (ii) reduces certain interest rates and (iii) increases the amount of the revolving line of credit component of the Credit and Security Agreement from $18,000,000 to $23,250,000, including a $3,000,000 overadvance facility reducing in amount monthly and expiring March 1, 2009.

LMI AEROSPACE, INC.
SCHEDULE I - VALUATION AND QUALIFYING ACCOUNTS
(Dollar amounts in thousands)
December 31, 2005

		Additions		Deductions
	Beginning Balance	Charge to Cost/ Expense (b)	Other Charge to Cost/ Expense (a)	Write-offs net of Recoveries	Ending Balance

Reserve for Accounts Receivable
Year ended December 31, 2003	334	132	-	221	245
Year ended December 31, 2004	245	170	-	202	213
Year ended December 31, 2005	213	115	-	84	244

Reserve for Inventory
Year ended December 31, 2003	2,364	2,549	(1,311)	782	2,820
Year ended December 31, 2004	2,820	1,382	(359)	1,538	2,305
Year ended December 31, 2005	2,305	1,500	-	1,719	2,086
_______________________

(a)
During the years ended December 2003 and 2004, improved efficiencies and price increases on selected products resulted in a reduced requirement of $1,311 and $359 of the reserve for lower of cost or market (LOCOM), respectively.

(b)	In the fourth quarter of 2003, management increased the Company’s reserves for obsolescence and slow moving inventory by $1,421 based on an evaluation of the marketplace and customer buying patterns.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

As of December 31, 2005, our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of other members of our management as they deemed appropriate, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon and on the date of the end of our last fiscal quarter, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in all material respects in ensuring that material information required to be disclosed in periodic reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In connection with our 2004 year-end audit, our independent registered public accounting firm identified certain material weaknesses relating to inventory valuation at our Vista, California facility, which is part of our Sheet Metal business. In January 2005, we undertook three corrective actions specifically designed to address this concern, which consisted of:

•	the conversion of the operating and financial systems at our Vista, California location for assimilation into the operating and financial systems we use for our other Sheet Metal businesses;
•	the evaluation and documentation of the procedures at our Vista, California location; and
•	providing more management oversight of the accounting for inventories at our Vista, California location.

During the second quarter of 2005, we completed the conversion and assimilation of the operating and financial systems formerly utilized at our Vista, California location to those used in the rest of our Sheet Metal segment. In conjunction with this conversion, we created specific documentation of the system transactions and conducted training of all appropriate personnel.

To assist us in our evaluation and documentation of the procedures related to inventory evaluation at our Vista, California location, we engaged a third party provider during the third quarter of 2005 to assess inventory controls and document new procedures. Consistent with our preliminary assessment, we have written new procedures, established tools to review the accuracy of inventory transactions, and created a management review process of these transactions.

In the second quarter of 2005, we hired a plant controller to increase the oversight of the accounting for inventory at the Vista, California location. Throughout 2005, we provided additional managerial oversight from our corporate offices and will continue to train selected accounting personnel to perform this function.

In the judgment of management, each of the corrective actions discussed above has been completed so that the related material weakness has been remediated. Also, each of these corrective actions constitutes a significant change in our internal controls. No other significant changes were made in the Company’s internal controls or in other factors that could significantly affect these controls during the fourth quarter of 2005.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information contained under the caption “Information About the Nominees and Current Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s 2006 Annual Meeting of Shareholders, which involves the election of directors, is incorporated herein by this reference.

The following is a list of our current executive officers, their ages, their positions with us and their principal occupations for at least the past five years.

Name	Age	Position
Ronald S. Saks	62	Chief Executive Officer, President and Director
Robert Grah	51	Vice President - Central Region
Lawrence E. Dickinson	46	Chief Financial Officer and Secretary
Michael J. Biffignani	50	Chief Information Officer/Director of Supplier Management and Procurement

Set forth below are biographies of each of our executive officers.

Ronald S. Saks. Mr. Saks has served as our Chief Executive Officer and President and as a director since 1984. Prior to his employment with the Company, Mr. Saks was an Executive Vice President with Associated Transports, Inc. for eight years and was a Tax Manager with Peat Marwick Mitchell & Co., now known as KPMG LLP, for the eight years prior thereto.

Robert Grah. Mr. Grah has served as Vice President — Central Region since December 2002. Mr. Grah joined the Company in 1984 as Production Control Manager. Mr. Grah has held various management positions with us, including Purchasing and Contracts Manager, Maintenance Manager, Facilities Manager and General Manager of LMI Finishing, Inc. until December 2002. Prior to joining us, Mr. Grah was a supervisor for Associated Transports, Inc. and a manager for Beneficial Finance.

Lawrence E. Dickinson. Mr. Dickinson has been our Chief Financial Officer of the Company since 1993. He served as a Financial Analyst and Controller for LaBarge, Inc. from 1984 to 1993 and as a Cost Accountant with Monsanto from 1981 to 1984.

Michael J. Biffignani. Mr. Biffignani has served as our Chief Information Officer since 1999. Mr. Biffignani has also served as the Director of Supplier Management and Procurement since 2002.

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees and our Board of Directors, including our Chief Executive Officer and Chief Financial Officer.

ITEM 11. EXECUTIVE COMPENSATION.

The information contained under the captions “Directors Compensation,” “Executive Compensation,” “Option/SAR Grants in Last Fiscal Year,” “Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option SAR Values,” “Employment Arrangements with Named Officers” and “Compensation Committee Report” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s 2006 Annual Meeting of Shareholders, which involves the election of directors, is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information contained under the caption “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s 2006 Annual Meeting of Shareholders, which involves the election of directors, is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the caption “Certain Transactions” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s 2006 Annual Meeting of Shareholders, which involves the election of directors, is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information contained under the caption “Fees Billed by Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s 2006 Annual Meeting of Shareholders, which involves the election of directors, is incorporated herein by this reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1.	For a list of the Consolidated Financial Statements of the Company included as part of this report, see the index at Item 8.
	2.
Other than Schedule I - Valuation and Qualifying Accounts, all schedules have been omitted as the required information is not present in sufficient amounts or the required information is included elsewhere in the Consolidated Financial Statement or notes thereto.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Charles and State of Missouri on the 31st day of March, 2006.

LMI AEROSPACE, INC.

By:	/s/ Ronald S. Saks
Ronald S. Saks
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ronald S. Saks
Ronald S. Saks	Chief Executive Officer, President, and Director (Principal Executive Officer)	March 31, 2006

/s/ Ronald S. Saks
Lawrence E. Dickinson	Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 31, 2006

/s/ Joseph Burstein
Joseph Burstein	Chairman of the Board, and Director	March 31, 2006

/s/ Sanford S. Neuman
Sanford S. Neuman	Assistant Secretary and Director	March 31, 2006

Thomas Unger	Director	March 31, 2006

/s/ Brian D. Geary
Brian D. Geary	Director	March 31, 2006

/s/ John M. Roeder
John M. Roeder	Director	March 31, 2006

/s/ John S. Eulich
John S. Eulich	Director	March 31, 2006

EXHIBIT INDEX

Exhibit Number	Description
2.1
Asset Purchase Agreement by and among Tempco Engineering, Inc. and Hyco Precision, Inc., the shareholders of Tempco Engineering, Inc. and Hyco Precision, Inc. and Metal Corporation, dated as of March 28, 2001, filed as Exhibit 2.1 to the Registrant’s Form 8-K filed April 17, 2001 and incorporated herein by reference.

2.2
Stock Purchase Agreement between LMI Aerospace, Inc. and Brian Geary dated as of May 15, 2002, filed as Exhibit 2.1 to the Registrant’s Form 8-K filed May 16, 2002 and incorporated herein by reference.

3.1	Restated Articles of the Registrant previously filed as Exhibit 3.1 to the Registrant’s Form S-1 (File No. 333-51357) dated as of April 29, 1998 (the “Form S-1”) and incorporated herein by reference.
3.2	Amended and Restated By-Laws of the Registrant previously filed as Exhibit 3.2 to the Form S-1 and incorporated herein by reference.
3.3	Amendment to Restated Articles of Incorporation dated as of July 9, 2001 filed as Exhibit 3.3 to the Registrant’s Form 10-K filed April 1, 2002 and incorporated herein by reference.
4.1	Form of the Registrant’s Common Stock Certificate previously filed as Exhibit 4.1 to the Form S-1 and incorporated herein by reference.
10.1+
Employment Agreement, dated January 1, 2006, between the Registrant and Ronald S. Saks, as previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed January 11, 2006 and incorporated herein by reference.

10.2
Lease Agreement, dated November 25, 1991, between the Registrant and Roy R. Thoele and Madonna J. Thoele, including all amendments (Leased premises at 3000 Highway 94 North), previously filed as Exhibit 10.8 to the Registrant’s Form S-1/A filed June 5, 1998 (the “Form S-1/A”) and incorporated herein by reference.

10.3+	Employment Agreement, dated January 1, 2004, between the Registrant and Brian P. Olsen, as previously filed as Exhibit 10.2 to the Form 10-Q filed August 16, 2004 and incorporated herein by reference.
10.4
Lease Agreement, dated May 6, 1997, between the Registrant and Victor Enterprises, LLC, including all amendments (Leased premises at 101 Western Avenue S), previously filed as Exhibit 10.10 to the Form S-1/A and incorporated herein by reference.

10.5
Lease Agreement, dated February 1, 1995, between the Registrant and RFS Investments (Leased premises at 2621 West Esthner Court) previously filed as Exhibit 10.11 to the Form S-1/A and incorporated herein by reference.

10.6+	Profit Sharing and Savings Plan and Trust, including amendments nos. 1 through 6, previously filed as Exhibit 10.12 to the Form S-1/A and incorporated herein by reference.
10.7
Loan Agreement between the Registrant and Magna Bank, N.A. dated August 15, 1996, including amendments nos. 1 through 3, previously filed as Exhibit 10.13 to the Form S-1 and incorporated herein by reference.

10.8+
Employment Agreement, dated January 1, 2006, between the Registrant and Michael J. Biffignani, previously filed as Exhibit 10.2 to the Registrant’s Form 8-K filed January 11, 2006 and incorporated herein by reference.

10.9
General Conditions (Fixed Price - Non-Government) for the G-IV/F100 Program, Additional Conditions for the Wing Stub/Lower 45 Program Boeing Model 767 Commercial Aircraft and Form of Master Agreement, all with Vought previously filed as Exhibit 10.18 to the Form S-1/A and incorporated herein by reference.

10.10+	Amended and Restated 1998 Stock Option Plan, previously filed as Exhibit 10.37 to the Registrant’s Form S-8 (File No. 333-38090) dated as of May 24, 2000 and incorporated herein by reference.
10.11
Lease Agreement between Mother Goose Corporation and Precise Machine Partners L.L.P. (Leased premises at 2205 and 2215 River Hill Road, Irving, Texas) dated August 25, 1998, previously filed as Exhibit 10.24 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.

10.12+
Employment Agreement, effective as of January 1, 2006, between the Registrant and Lawrence E. Dickinson, previously filed as Exhibit 10.3 to the Registrant’s Form 8-K filed January 11, 2006 and incorporated herein by reference.

10.13	Fourth Amendment to Loan Agreement dated as of October 30, 2000, previously filed as Exhibit 10.37 to the Registrant’s Form 8-K dated December 26, 2000 and incorporated herein by reference.
10.14	Fifth Amendment to and Restatement of Loan Agreement dated as of April 2, 2001, previously filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed May 15, 2001 and incorporated herein by reference.
10.15	Sixth Amendment to Loan Agreement dated as of October 30, 2001, filed as Exhibit 10.2 to the Registrant’s Form 10-Q filed November 14, 2001 and incorporated herein by reference.
10.16
Business Reformation Agreement between Leonard’s Metal, Inc. and Lockheed Martin Aeronautics Company dated September 21, 2001, filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed November 14, 2001 and incorporated by reference.

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

10.19+
Employment Agreement Effective as of January 1, 2006 between the Registrant and Robert T. Grah, previously filed as Exhibit 10.4 to the Registrant’s Form 8-K filed January 11, 2006 and incorporated herein by reference.

10.20+
Employment Agreement Effective as of January 1, 2004 between LMI Aerospace, Inc. and Duane Hahn, filed as Exhibit 10.3 to the Registrant’s Form 10-Q filed August 16, 2004 and incorporated herein by reference.

10.21	Seventh Amendment to and Restatement of Loan Agreement dated November 30, 2001, filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed May 15, 2002 and incorporated herein by reference.
10.22	Eighth Amendment to and Restatement of Loan Agreement dated May 15, 2002, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed May 30, 2002 and incorporated herein by reference.
10.23	Ninth Amendment to Loan Agreement dated June 30, 2002, filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed August 14, 2002 and incorporated herein by reference.
10.24	Tenth Amendment to Loan Agreement dated November 13, 2002 (filed herewith).
10.25	Eleventh Amendment to Loan Agreement dated April 15, 2003, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed April 23, 2003 and incorporated herein by reference.
10.26	Twelfth Amendment to Loan Agreement dated January 5, 2004, filed as Exhibit 10 to the Registrant’s Form 8-K filed January 6, 2004 and incorporated herein by reference.
10.27	Thirteenth Amendment to Loan Agreement dated March 30, 2004, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed March 31, 2004 and incorporated herein by reference.
10.28
Memorandum of Agreement between Leonard’s Metal, Inc. and Gulfstream Aerospace dated September 3, 2003, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed September 12, 2003 and incorporated herein by reference.

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

10.32
Memorandum of Understanding between the Registrant and Gulfstream Aerospace Corporation, dated as of November 1, 2005, previously filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed November 14, 2005 and incorporated herein by reference.

10.33
Credit and Security Agreement between the Registrant and Wells Fargo Business Credit, Inc. dated November 29, 2004, previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed December 1, 2004 and incorporated herein by reference.

10.34
First Amendment to the Credit and Security Agreement between the Registrant and Wells Fargo Business Credit, Inc., dated February 15, 2006, previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed February 22, 2006 and incorporated herein by reference.

10.35+	2005 Long-Term Incentive Plan, previously filed as Exhibit 10.1 in the Registrant’s Form 8-K filed July 13, 2005 and incorporated herein by reference.
14	Code of Business Conduct and Ethics, filed as Exhibit 14.1 to the Registrant’s Form 10-K/A for the fiscal year ended December 31, 2003 filed May 6, 2004 and incorporated herein by reference.
21.1	List of Subsidiaries of the Registrant (filed herewith).
23.1	Consent of BDO Seidman, LLP (filed herewith).
31.1	Rule 13a-14(a) Certification of Ronald S. Saks, President and Chief Executive Officer (filed herewith).
31.2	Rule 13a-14(a) Certification of Lawrence E. Dickinson, Chief Financial Officer (filed herewith).
32	Section 1350 Certification (filed herewith).

_________________________________________
+ Management contract or compensatory plan or arrangement required to be filed as exhibit to this report.