Form 10-Q
period 2006-03-31
LMI AEROSPACE INC
filed 2006-05-15
CIK 1059562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2006.

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

On May 8, 2006, there were 11,201,159 shares of our common stock, par value $0.02 per share outstanding.

LMI AEROSPACE, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDING March 31, 2006

LMI Aerospace, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	March 31, 2006 (Unaudited)	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$23,845	$35
Trade accounts receivable, net of allowance of $252 at March 31, 2006 and $244 at December 31, 2005	15,810	16,088
Inventories	27,497	25,333
Prepaid expenses and other current assets	1,105	1,205
Deferred income taxes	1,610	1,610
Total current assets	69,867	44,271

Property, plant and equipment, net	18,072	18,162
Goodwill	5,653	5,653
Customer-related intangible assets, net	3,743	3,114
Other assets	754	757
Total assets	$98,089	$71,957

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,343	$7,407
Accrued expenses	5,000	6,077
Current installments of long-term debt and capital lease obligations	1,424	1,846
Total current liabilities	12,767	15,330

Long-term debt and capital lease obligations, less current installments	2,328	14,462
Subordinated debt	-	1,000
Deferred income taxes	1,333	1,333
Total long-term liabilities	3,661	16,795

Stockholders’ equity:
Common stock, $.02 par value per share; authorized 28,000,000 shares; issued 11,558,531 shares and 8,797,909 shares at March 31, 2006 and December 31, 2005, respectively	231	176
Preferred stock, $.02 par value per share; authorized 2,000,000 shares; none issued in both periods	-	-
Additional paid-in capital	65,722	26,307
Treasury stock, at cost, 420,032 shares at March 31, 2006 and 433,972 shares at December 31, 2005	(1,993)	(2,059)
Retained earnings	17,701	15,408
Total stockholders’ equity	81,661	39,832
Total liabilities and stockholders’ equity	$98,089	$71,957

See accompanying notes.

LMI Aerospace, Inc.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)
	Three Months Ended March 31,
	2006	2005

Net sales	$29,242	$23,973
Cost of sales	20,921	18,752
Gross profit	8,321	5,221

Selling, general and administrative expenses	4,201	3,453
Income from operations	4,120	1,768

Other income (expense):
Interest expense, net	(427)	(420)
Other, net	2	3
Income before income taxes	3,695	1,351

Provision for income taxes	1,386	507
Net income	$2,309	$844

Amounts per common share: Net income per common share	$0.27	$0.10

Net income per common share assuming dilution	$0.27	$0.10

Weighted average common shares outstanding	8,547,398	8,237,772

Weighted average dilutive common shares outstanding	8,670,549	8,355,744
See accompanying notes.

LMI Aerospace, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)
	Three Months Ended March 31,
	2006	2005
Operating activities
Net income	$2,309	$844
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	916	1,150
Charges for bad debt expense	28	34
Charges for inventory obsolescence and valuation	283	218
Restricted stock compensation	43	-
Gain on sale of equipment	(3)	-
Changes in operating assets and liabilities:
Trade accounts receivable	250	(2,140)
Inventories	(2,447)	(190)
Prepaid expenses and other assets	96	(107)
Current and deferred income taxes	(1,594)	418
Accounts payable	(1,064)	(606)
Accrued expenses	517	(69)
Net cash used by operating activities	(666)	(448)

Investing activities
Additions to property, plant and equipment	(685)	(241)
Proceeds from sale of Versaform Canada Corporation	-	4
Proceeds from sale of equipment	4	-
Acquisition of Technical Change Associates	(614)	-
Net cash used by investing activities	(1,295)	(237)

Financing activities
Proceeds from public offering	39,268	-
Principal payments on long-term debt and notes payable	(4,658)	(555)
Net advances (payments) on revolver	(8,898)	841
Proceeds from exercise of stock options	59	7
Net cash provided by financing activities	25,771	293

Net increase (decrease) in cash and cash equivalents	23,810	(392)
Cash and cash equivalents, beginning of year	35	414
Cash and cash equivalents, end of quarter	$23,845	$22

Supplemental Disclosures of Cash Flow Information
Interest paid	$384	$430
Income taxes paid (refunded), net	$2,980	$88

See accompanying notes.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2006

1. Accounting Policies

Description of Business

LMI Aerospace, Inc. (the “Company”) fabricates, machines, and integrates formed, close tolerance aluminum and specialty alloy components and sheet metal products for use by the aerospace, semiconductor and medical products industries. The Company is a Missouri corporation with headquarters in St. Charles, Missouri. The Company maintains facilities in St. Charles, Missouri; Seattle, Washington; Tulsa, Oklahoma; Wichita, Kansas; Irving, Texas; Sun Valley, California; Vista, California; Savannah, Georgia, and Mexicali, Mexico.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the three months ending March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.

Customer Concentration

Direct sales to the Company’s largest customer accounted for 32.9% and 43.6% of the Company’s total revenues at March 31, 2006 and March 31, 2005, respectively.

Direct sales to the Company’s second largest customer accounted for 15.4% and 22.9% of the Company’s total revenues at March 31, 2006 and March 31, 2005, respectively.

Direct sales to the Company’s third largest customer accounted for 8.7% and 8.5% of the Company’s total revenues at March 31, 2006 and March 31, 2005, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from these estimates.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2006

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Segment Reporting

During fiscal years ended December 31, 2002 through December 31, 2005, the Tempco location was considered the Machining and Technology segment, a separate operating and reporting segment due primarily to its technology products which are subject to different market risks from the Company’s aerospace products. Although discrete financial information was not available for Tempco’s technology operation, the plant itself was treated as a separate segment, given the relatively significant sales and identifiable assets of its technology products and expected growth at the time. Subsequent to December 31, 2005, however, managment reevaluated the appropriateness of treating Tempco as a separate segment in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, given the growth in the Company’s Sheet Metal segment, as well as changes made to the Company’s organizational structure. Management considered the fact that Tempco’s technology product sales and related identifiable assets, primarily accounts receivable and inventory, are expected to remain at approximately 5% to 6% of the Company’s total sales and assets, respectively. In addition, the chief operating decision-maker now oversees operational assessments and resource allocations on a company-wide basis, and the production processes and products of Tempco are not so dissimilar as to warrant segmentation. Based on the foregoing, management concluded that, effective January 1, 2006, Tempco should no longer be considered a separate segment, and, accordingly, our results are now reported in one segment.

2. Inventories

Inventories consist of the following:

	March 31, 2006	December 31, 2005

Raw materials	$5,807	$5,209
Work in progress	7,469	6,480
Finished goods	14,221	13,644
Total inventories	$27,497	$25,333

These amounts include reserves for obsolete and slow moving inventory of $1,976 and $1,802 and a reserve for lower of cost or market of $291 and $284 at March 31, 2006 and December 31, 2005, respectively.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2006

3. Goodwill and Intangible Assets

As required by SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company performs a goodwill impairment test at least annually. A fair value approach is utilized by management regarding projected cash flows and other factors to determine the fair value of the respective assets. If required, an impairment charge is recognized for the amount by which the carrying amount of goodwill exceeds its fair value.

In the fourth quarter of 2005, the Company performed the required annual impairment test under SFAS No. 142 and concluded that the remaining goodwill balance was not further impaired. Goodwill balance was $5,653 at March 31, 2006 and at December 31, 2005.

Customer-Related Intangible Assets

Customer-related intangible assets resulted from the acquisitions of Versaform and Technical Change Associates, Inc. (see Note 8) and have an original estimated useful life of 10 to 15 years. The carrying value at March 31, 2006 and December 31, 2005 were as follows:

	March 31, 2006	December 31, 2005

Gross Amount	$4,671	$3,975
Accumulated Amortization	(928)	(861)
Intangible assets, net	$3,743	$3,114

Customer-related intangible assets amortization expense was $66 for the three months ended March 31, 2006 and March 31, 2005, respectively.

4. Long-Term Debt and Revolving Line of Credit

Long-term debt and revolving line of credit consists of the following:

	March 31,	December 31,
	2006	2005
Term Loans:
Real Estate	$-	$3,280
Equipment	3,245	3,540
Revolving line of credit	-	8,899
Notes payable, principal and interest payable monthly, at fixed rates, ranging from 6.99% to 8.88%	507	589
Total debt	3,752	16,308
Less current installments	1,424	1,846
Total	$2,328	$14,462
Subordinated notes payable to certain directors, interest payable monthly at 12%	$-	$1,000

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2006

Credit Facility

The Company amended its credit facility (the “Amended Facility”) with Wells Fargo Bank, NA during the first quarter of 2006. The Amended Facility increased the total availability under the revolving line of credit to $23.3 million from $18.0 million, subject to a borrowing base calculation, and includes an over-advance capability of up to $3.0 million. The Amended Facility also extends the expiration of the lending agreement through November 2009. In addition, the Amended Facility reduced the interest rates on the equipment and real estate notes to prime plus 0.5% from prime plus 4.0% after the payment of a $50 fee.

The Amended Facility provides the following structure:

•
A revolving line of credit (the “Revolver”) of up to $23,250, subject to a borrowing base calculation. The borrowing base calculation at March 31, 2006 allowed the Company to borrow up to $22,797. The Revolver requires monthly payments of interest at Wells Fargo’s prime lending rate (7.75% at March 31, 2006) and matures on November 15, 2009. On March 29, 2006, the outstanding balance under the Revolver was repaid with proceeds from the Company’s recently completed public offering.

•
An equipment term loan (the “Equipment Loan”) of $4,720 payable monthly over three years in equal monthly principal installments of $98. The Equipment Loan requires monthly interest payments at Wells Fargo’s prime lending rate plus 4%. In January 2006, the rate was reduced to Wells Fargo’s prime lending rate plus 0.5% when the Company paid a fee of $50.

•
A real estate term loan (the “Real Estate Loan”) of $3,645 payable in equal monthly principal installments of $30 over three years, using a ten year amortization table. The Real Estate Loan requires interest at Wells Fargo’s prime lending rate plus 4%. In January 2006, the rate was reduced to Wells Fargo’s prime lending rate plus 0.5% when the Company was able to maintain sufficient liquidity and reduce the borrowing base calculation by $1,800 over the first year of the agreement. On March 29, 2006, the remaining balance was repaid with proceeds from the Company’s recently completed public offering.

Under each of the Revolver, the Equipment Loan and the Real Estate Loan, the Company has an option to fix the interest rate for a period not to exceed 90 days. The Amended Facility is secured by all assets of the Company and requires the Company to meet certain non-financial and financial covenants, including minimum levels of net income and net worth and limits on capital expenditures. As of March 31, 2006, the Company was in compliance with these covenants. The Amended Facility expires on November 15, 2009 and includes prepayment penalties for early termination of the Amended Facility.

In connection with the Company’s prior credit facility, the Company issued an aggregate of $1,000 of subordinated notes to certain of its directors. These subordinated notes provided for no principal payments and quarterly interest payments at 12% per annum and were scheduled to mature on December 31, 2007. On March 29, 2006, the remaining balance of such subordinated notes was repaid with proceeds from the Company’s recently completed public offering.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2006

Other Notes

The Company entered into various notes payable for the purchase of certain equipment. The notes are payable in monthly installments including interest ranging from 6.99% - 8.88% through January 2009. The notes payable are secured by certain equipment.

5. Earnings Per Common Share

Basic net income per common share is based upon weighted average number of common shares outstanding. Diluted net income per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect of stock options and restricted stock, using the treasury stock and if converted methods. The number of such shares as of March 31, 2006 and March 31, 2005 subject to stock options was 110,838 and 117,972, respectively. The number of such shares as of March 31, 2006 and March 31, 2005 subject to restricted stock was 12,313 and 0, respectively.

6. Stock-Based Compensation

On July 7, 2005, the Company’s shareholders approved the LMI Aerospace, Inc. 2005 Long-term Incentive Plan (the “2005 Plan”). This Plan replaces the Amended and Restated LMI Aerospace, Inc. 1998 Stock Option Plan as the Company’s only compensation plan under which the Company’s common stock is authorized for issuance to employees or directors. The 2005 Plan provides for the grant of non-qualified stock options, incentive stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards, and other stock-based awards and cash bonus awards.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Shared Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and amends SFAS Statement No. 95, “Statement of Cash Flows”. SFAS No. 123(R) requires that compensation expense be recognized for all share-based payments based on the grant date fair value. The Company adopted SFAS No. 123(R) using the modified prospective method of transition. Accordingly, prior periods have not been restated. In accordance with the adoption of SFAS No. 123(R), the Company’s pre-tax income from operations for the three months ended March 31, 2006 was not materially different than if it had continued to account for share-based compensation under APB No. 25 as the majority of outstanding options were vested at December 31, 2005.

The Company did not grant any options during the three months ended March 31, 2006. For the three months ended March 31, 2005, the fair value of option grants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Expected life in years	6
Risk-free interest rate	4.23%
Volatility	60%
Dividend yield	0%

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2006

The Company uses historical data regarding stock option exercise behaviors to estimate the expected life of options granted based on the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility was based on historical volatility for a period equal to the stock option’s expected life. The expected dividend yield is based on the Company’s historical dividend payments.

A summary of stock option activity under the Company’s share-based compensation plans for the three months ended March 31, 2006 is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2005	198,024	$3.30
Granted	-	$-
Exercised	(17,190)	$3.48
Forfeited or expired	(8,800)	$4.06

Outstanding at March 31, 2006	172,034	$3.24	4.7 yrs	$2,055

Options Exercisable at March 31, 2006	171,659	$3.24	4.7 yrs	$2,051

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2005 was $1.31. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005, based upon the market price on exercise date, was approximately $224 and $9, respectively.

The following table summarizes information about stock options outstanding at March 31, 2006:

Range of Exercise Prices	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.31 - $1.95	15,000	8.3	$1.31	15,000	$1.31
$1.96 - $2.90	94,734	4.4	2.58	94,359	2.58
$2.91 - $4.35	19,500	4.4	3.40	19,500	3.40
$4.36 - $6.06	42,800	4.1	5.32	42,800	5.32
Total	172,034	4.7	$3.24	171,659	$3.24

A summary of the activity for non-vested restricted stock awards as of March 31, 2006 and changes during the three-month period is presented below:

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2006

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2005	15,750	$9.06
Granted	11,600	14.11
Vested	—	—
Forfeited	—	—

Outstanding at March 31, 2006	27,350	$11.20

Common stock compensation expense related to restricted stock awards granted under the 2005 Plan was $43 ($27 after tax) and $0 for the three-month periods ended March 31, 2006 and 2005, respectively.

As of March 31, 2006, there was $248 of total unrecognized compensation costs related to non-vested share-based compensation awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.9 years. There were no unrecognized compensation costs related to non-vested share-based compensation awards at March 31, 2005.

Prior to the adoption of SFAS No. 123(R), the Company applied APB No. 25 and the fair value method under SFAS No. 123 to account for nonqualified stock options. Accordingly, no compensation expense was recognized for stock options granted for periods prior to January 1, 2006. Had compensation expense for the Company’s stock option plans been determined based on the fair value method, the Company’s net income and basic and diluted income per share would have been adjusted as follows:

Three Months Ended
March 31, 2005

Net income	$844
Total stock-based employee compensation expense determined under fair value based method, net of tax effect	(16) $ 828
Pro forma net income	$828

Net income per common share - basic and assuming dilution[1]
As reported	$0.10
Pro forma	$0.10

 1 Options to purchase 14,000 shares of common stock were outstanding at March 31, 2005, but were not included in the computations of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2006

7. Public Offering

On January 19, 2006, the Company filed a registration statement, as amended on March 13, 2006, with the Securities and Exchange Commission that was declared effective on March 23, 2006 relating to a public offering of 2,300,000 shares of its common stock. Pursuant to the registration statement, the Company granted to the underwriters a 30-day option to purchase up to an additional 435,000 shares of common stock, which the underwriters exercised on March 27, 2006. The offering, including the option shares, was concluded on March 29, 2006. Total proceeds from the offering, net of expenses, was $39.3 million.

8. Acquisition of Technical Change Associates, Inc.

Effective January 1, 2006, the Company acquired the assets of Technical Change Associates, Inc. (“TCA”), a provider of lean manufacturing, facility layout and business planning consulting services. TCA is based in Ogden, Utah. The purchase price consisted of $0.6 million in cash and 11,022 shares of the Company’s common stock. The impact of this acquisition is not material to the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. The Company makes forward-looking statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q, which represent the Company’s expectations or beliefs about future events and financial performance. When used in this report, the words “expect,” “believe,” “anticipate,” “goal,” “plan,” “intend,” “estimate,” “may,” “will” or similar words are intended to identify forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, including those referred to in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 31, 2006.

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

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the Company to make estimates and assumptions. (See Note 1 of the Condensed Consolidated Financial Statements included as part of this Quarterly Report on Form 10-Q.)

The Company believes that certain significant accounting policies have the potential to have a more significant impact on the financial statements either because of the significance of the financial statements to which they relate or because they involve a higher degree of judgment and complexity. A summary of such critical accounting policies can be found in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

OVERVIEW

We manufacture and distribute formed and machined components for use in the aerospace, technology and commercial sheet metal industries. We primarily sell our products to the large commercial aircraft, military, corporate and regional aircraft, and technology markets within the aerospace and technology industries. Historically, our business was primarily dependent on the large commercial aircraft market, with Boeing as our principal customer. In order to diversify our product and customer base, we implemented an acquisition and marketing strategy in the late 1990’s that has broadened the number of industries to which we sell our components, and, within the aerospace industry, diversified our customer base to reduce our dependence on Boeing.

Beginning in 2001, we began an aggressive acquisition campaign that resulted in the consummation of four transactions through 2002. In April 2001, we acquired Tempco Engineering Inc. (“Tempco”) and its affiliates, which expanded our aerospace product line and introduced us to the technology industry. In 2002, we acquired Versaform Corporation and certain of its affiliates (“Versaform”), as well as Stretch Forming Corporation (“SFC”) and Southern Stretch Forming and Fabrication, Inc. (“SSFF”). The Versaform acquisition significantly increased our presence in the corporate and regional aircraft market while adding various military products to our product line. The SFC acquisition further supplemented our military product line. Finally, our acquisition of SSFF increased our business in the corporate and regional aircraft market.

During fiscal years ended December 31, 2002 through December 31, 2005, our Tempco location was considered the Machining and Technology segment, a separate operating and reporting segment due primarily to its technology products which are subject to different market risks from our aerospace products. Although discrete financial information was not available for Tempco’s technology operation, the plant itself was treated as a separate segment given the relatively significant sales and identifiable assets of its technology products and expected growth at the time. Subsequent to December 31, 2005, however, we reevaluated the appropriateness of treating Tempco as a separate segment in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, given the growth in our Sheet Metal segment, as well as changes made to our organizational structure. We considered the fact that Tempco’s technology product sales and related identifiable assets, primarily accounts receivable and inventory, are expected to remain at approximately 5% to 6% of our total sales and assets, respectively. In addition, the chief operating decision-maker now oversees operational assessments and resource allocations on a company-wide basis, and the production processes and products of Tempco are not so dissimilar as to warrant segmentation. Based on the foregoing, we concluded that, effective January 1, 2006, Tempco should no longer be considered a separate segment, and, accordingly, our results are now reported in one segment.

RESULTS OF OPERATIONS

Three months ended March 31, 2006 compared to March 31, 2005

The following table is a summary of the Company’s operating results for the three months ended March 31, 2006 and March 31, 2005:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
	($ in millions)
Net sales	$29.2	$24.0
Cost of sales	20.9	18.8
Gross profit	8.3	5.2
S,G & A	4.2	3.4
Income from operations	4.1	1.8
Interest expense, net	(0.4)	(0.4)
Income before income taxes	3.7	1.4
Provision for income taxes	1.4	0.5
Net Income	$2.3	$0.9

Net Sales. The following table specifies the amount of net sales by category for the first quarter of 2006 and 2005 and the percentage of total net sales for each period represented by each category.

Category	1st Qtr 2006	% of Total	1st Qtr 2005	% of Total
Corporate and Regional Aircraft	$11.7	40.1%	$10.2	42.5%
Large Commercial Aircraft	9.0	30.8	6.3	26.3
Military	5.1	17.5	4.4	18.3
Technology	2.0	6.8	0.8	3.3
Other (1)	1.4	4.8	2.3	9.6
Total	$29.2	100.0%	$24.0	100.0%

(1) Includes commercial sheet metal and various aerospace products.

Net sales for the first quarter of 2006 were $29.2 million, up 21.7% from $24.0 million in the first quarter of 2005. The increase in net sales was generated by all major industries we serve.

Net sales of components for corporate and regional aircraft were $11.7 million for the first quarter of 2006 compared to $10.2 million for the first quarter of 2005, an increase of 14.7%. This increase was primarily attributable to increased production rates on Gulfstream aircraft.

Net sales of product used in large commercial aircraft were $9.0 million for the first quarter of 2006, an increase of 42.9% from $6.3 million in the first quarter of 2005. Increasing production rates on the Boeing 737 and 777 combined with net sales on a 747 large cargo freighter program and a temporary 777 wing program was the primary reason for this increase. The temporary 777 wing program, which should end in the second quarter of 2006, contributed $0.7 million of net sales in the first quarter of 2006.

Military products generated $5.1 million of net sales in the first quarter of 2006 compared to $4.4 million in the first quarter of 2005, an increase of 15.9%. New programs supporting the Sikorsky Black Hawk helicopter program generated $1.8 million of net sales in the first quarter of 2006. This increase was offset by declining volume on the Lockheed F-16 and C-130 and the Boeing Apache helicopter.

Technology products generated $2.0 million of net sales for the first quarter of 2006 compared to $0.8 million for the first quarter of 2005. This increase was due to higher net sales of products used in semiconductor equipment. Net sales of components for medical technology products remained at the same level.

Gross Profit. Gross profit for the first quarter of 2006 was $8.3 million (28.4% of net sales) compared to $5.2 million (21.7% of net sales) in the first quarter of 2005. As our customers increase production rates on several aircraft, we are able to leverage direct costs to produce incremental quantities of products at lower incremental costs, thereby increasing gross margins. Additionally, the growth in revenue provided increased leverage of our fixed costs.

Selling, General and Administrative Expenses. Selling, general and administrative expense for the first quarter of 2006 were $4.2 million (14.4% of net sales) compared to $3.4 million (14.2% of net sales) in the first quarter of 2005. This increase resulted from higher salary, wage and fringe benefit costs from increased staffing to support our growth and higher professional services costs.

Interest Expense. Interest expense for the first quarter of 2006 was $0.4 million, unchanged from the first quarter of 2005. Because our indebtedness has been substantially reduced from the proceeds of our recent public offering of common stock, completed in March 2006, we would expect our interest expense to decline during the second quarter of 2006 and beyond.

Income Tax Expense. During the first quarter of 2006, we had income tax expense of $1.4 million compared to $0.5 million in the first quarter of 2005. We applied an effective tax rate of 37.5% to income for the first quarter of 2006.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 2006, we sold 2,735,000 shares of common stock in a public offering, generating $39.3 million in cash, net of expenses. We used a substantial portion of the net proceeds from this offering to pay down the $10.8 million outstanding under our revolving line of credit and to extinguish our real estate note of $3.2 million and subordinated notes of $1.0 million. The balance of the proceeds remains in cash and short term investments and is available for general corporate needs.

We also amended our lending agreement with Wells Fargo Bank, NA during the first quarter of 2006. The amended agreement increases the total availability under our revolving line of credit to $23.3 million from $18.0 million, subject to a borrowing base calculation, and includes an over-advance capability of up to $3.0 million. The amendment also extends the expiration of our lending agreement through November 2009. In addition, the amended agreement reduced the interest rates on our equipment and real estate notes to prime plus 0.5% from prime plus 4.0% after the payment of a fifty thousand dollar fee. The real estate notes were subsequently repaid with the proceeds of our recent public offering. The revolving credit facility currently has no outstanding balance but remains available to us, subject to the borrowing base calculation, through 2009.

Cash used in operating activities was $0.7 million for the first quarter of 2006. Primary sources of operating cash were net income for the first quarter of 2006 of $2.3 million, and non-cash depreciation and amortization of $0.9 million. Cash was used to fund growth in inventories of $2.4 million, increase in accounts payable of $1.0 million, and a reduction of income taxes payable of $1.6 million.

Cash used in investing activities was $1.3 million in the first quarter of 2006. Capital expenditures during that period were $0.7 million compared to $0.2 million in the first quarter of 2005. We expect to spend approximately $7.0 million on capital expenditures in 2006 and a similar amount in 2007 to modernize our equipment, expand our capabilities and equip our Mexicali, Mexico facility. A total of $0.6 million was used during the first quarter in connection with our purchase of Technical Change Associates, Inc.

Net cash provided from financing activities was $25.8 million, primarily resulting from the net proceeds of the recently completed offering of common stock, of which a portion was used to repay debt.

CONTRACTED OBLIGATIONS AND COMMITMENTS

Since December 31, 2005, there have been no material changes in the total amount of contractual obligations outside the ordinary course of our business or the timing of cash flows from those specified and reported in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows. We are exposed to market risk primarily due to fluctuations in interest rates. We do not utilize any particular strategy or instruments to manage our interest rate risk.

Our outstanding credit facility carries an interest rate that varies in accordance with the prime rate. We are subject to potential fluctuations in our debt service as the prime rate changes. Based on the amount of our outstanding debt as of March 31, 2006, a hypothetical 1% change in the interest rate of our outstanding credit facility would not result in significant changes in our annual interest expense.

Item 4. Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended) as of March 31, 2006. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to the Company's management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

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

In May 2005, we presented a $4.0 million claim accompanied by supporting documentation to a customer regarding a dispute over a price increase and certain extraordinary costs we incurred. In response, the customer presented us with a claim for $9.5 million alleging certain of our parts were non-conforming. No lawsuit has been filed by either party and discussions are ongoing about possible resolution of the claims. Nonetheless, we are vigorously pursuing our claim against the customer and defending against the customer's allegations. As with any dispute, however, the outcome is uncertain. Moreover, pending our receipt of supporting documentation for the customer's allegations, we are unable to assess whether our products liability policies would cover the potential liability, if any, resulting from the customer's allegations.

Other than noted above, we are not a party to any legal proceedings, other than routine claims and lawsuits arising in the ordinary course of its business. We do not believe such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on our business.

Item 1A. Risk Factors.

There have been no material changes to the risk factors as previously disclosed in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Charles and State of Missouri on the 15th day of March, 2006.

LMI AEROSPACE, INC.

/s/ Ronald S. Saks
Ronald S. Saks, President and Chief Executive Officer (Principal Executive Officer)

/s/ Lawrence E. Dickinson
Lawrence E. Dickinson Chief Financial Officer and Secretary (Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	General Terms Agreement between Spirit Aerosystems, Inc. (Tulsa Facility) and LMI Aerospace, Inc. dated April 19, 2006.
10.2	Special Business Provisions between Spirit Aerosystems, Inc. and LMI Aerospace, Inc. dated April 19, 2006.
31.1	Rule 13a-14(a) Certification of Ronald S. Saks, President and Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Lawrence E. Dickinson, Secretary and Chief Financial Officer.
32	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.