Form 10-Q
period 2006-06-30
LMI AEROSPACE INC
filed 2006-08-11
CIK 1059562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2006.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to .

Commission file number: 000-24293

LMI AEROSPACE, INC.
(Exact name of registrant as specified in its charter)

Missouri (State or other jurisdiction of incorporation or organization)	43-1309065 (I.R.S. Employer Identification No.)

3600 Mueller Road St. Charles, Missouri (Address of principal executive offices)	63302-0900 (Zip Code)

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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

On August 7, 2006, there were 11,170,649 shares of our common stock, par value $0.02 per share outstanding.

LMI AEROSPACE, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDING JUNE 30, 2006

PART I. FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

LMI Aerospace, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	(Unaudited) June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$16,941	$35
Short-term investments	6,342	-
Trade accounts receivable, net of allowance of $225 at June 30, 2006 and $244 at December 31, 2005	17,416	16,088
Inventories	30,279	25,333
Prepaid expenses and other current assets	1,335	1,205
Deferred income taxes	1,610	1,610
Total current assets	73,923	44,271

Property, plant and equipment, net	18,915	18,162
Goodwill	5,653	5,653
Customer intangible assets, net	3,609	3,114
Other assets	707	757
Total assets	$102,807	$71,957

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,892	$7,407
Accrued expenses	3,987	6,077
Current installments of long-term debt and capital lease obligations	1,460	1,846
Total current liabilities	14,339	15,330

Long-term debt and capital lease obligations, less current installments	2,442	14,462
Subordinated debt	-	1,000
Deferred income taxes	1,333	1,333
Total long-term liabilities	3,775	16,795

Stockholders’ equity:
Common stock, $.02 par value per share; authorized 28,000,000 shares; issued 11,570,681 shares and 8,797,909 shares at June 30, 2006 and December 31, 2005, respectively	231	176
Preferred stock, $.02 par value per share; authorized 2,000,000 shares; none issued in both periods	-	-
Additional paid-in capital	65,746	26,307
Treasury stock, at cost, 406,332 shares at June 30, 2006 and 433,972 share at December 31, 2005	(1,928)	(2,059)
Retained earnings	20,644	15,408
Total stockholders’ equity	84,693	39,832
Total liabilities and stockholders’ equity	$102,807	$71,957
See accompanying notes.

LMI Aerospace, Inc.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net sales	$32,768	$24,008	$62,010	$47,981
Cost of sales	23,921	18,383	44,842	37,134
Gross profit	8,847	5,625	17,168	10,847

Selling, general and administrative expenses	4,170	3,486	8,371	6,940
Income from operations	4,677	2,139	8,797	3,907

Other income (expense):
Interest income (expense), net	77	(422)	(350)	(842)
Other, net	(1)	(4)	1	(1)
Income before income taxes	4,753	1,713	8,448	3,064

Provision for income taxes	1,796	664	3,182	1,171
Net income	$2,957	$1,049	$5,266	$1,893

Amounts per common share: Net income per common share	$0.27	$0.13	$0.54	$0.23

Net income per common share assuming dilution	$0.26	$0.13	$0.53	$0.23

Weighted average common shares outstanding	11,112,507	8,239,942	9,837,038	8,238,866

Weighted average dilutive common shares outstanding	11,239,257	8,335,764	9,961,988	8,345,763
See accompanying notes. .

LMI Aerospace, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2006	2005
Operating activities:
Net income	$5,266	$1,893
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	1,905	2,241
Charges for inventory obsolescence and valuation	352	706
Restricted stock compensation	86	--
Changes in operating assets and liabilities:
Trade accounts receivable	(1,328)	(1,699)
Inventories	(5,298)	(613)
Prepaid expenses and other assets	(97)	(320)
Income taxes	(2,618)	964
Accounts payable	1,485	(306)
Accrued expenses	528	115
Net cash provided by operating activities	281	2,981

Investing activities:
Additions to property, plant and equipment	(1,846)	(570)
Proceeds from sale of equipment	2	21
Purchase of debt securities	(6,342)	--
Acquisition of Technical Change Associates	(614)	--
Net cash used by investing activities	(8,800)	(549)

Financing activities:
Proceeds from public offering	39,249	--
Net payments on revolving line of credit	(8,898)	(1,590)
Principal payments on long-term debt and notes payable	(5,036)	(1,075)
Proceeds from exercise of stock options	110	14
Net cash provided (used) by financing activities	25,425	(2,651)

Net increase (decrease) in cash and cash equivalents	16,906	(219)
Cash and cash equivalents, beginning of year	35	414
Cash and cash equivalents, end of quarter	$16,941	$195

Supplemental disclosures of cash flow information:
Interest paid	$120	$856
Income taxes paid (refunded), net	$5,800	$190

See accompanying notes.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2006

1. Accounting Policies

Description of Business

LMI Aerospace, Inc. (the “Company”) fabricates, machines, and integrates formed, close tolerance aluminum and specialty alloy components and sheet metal products for use by the aerospace, semiconductor and medical products industries. The Company is a Missouri corporation with headquarters in St. Charles, Missouri. The Company maintains facilities in St. Charles, Missouri; Seattle, Washington; Tulsa, Oklahoma; Wichita, Kansas; Irving, Texas; Sun Valley, California; Vista, California; Savannah, Georgia, Ogden, Utah, and Mexicali, Mexico.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the six months ending June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.

Customer Concentration

Direct sales to the Company’s largest customer accounted for 32.6% and 34.2% of the Company’s total revenues at June 30, 2006 and June 30, 2005, respectively. Account receivable balances related to the largest customer based on direct sales were 36.5% and 47.4% at June 30, 2006 and December 31, 2005, respectively.

Direct sales to the Company’s second largest customer accounted for 15.1% and 19.1% of the Company’s total revenues at June 30, 2006 and June 30, 2005, respectively. Account receivable balances related to the second largest customer based on direct sales were 12.0% and 3.3% at June 30, 2006 and December 31, 2005, respectively.

Direct sales to the Company’s third largest customer accounted for 10.5% and 7.2% of the Company’s total revenues at June 30, 2006 and June 30, 2005, respectively. Account receivable balances related to the third largest customer based on direct sales were 14.9% and 9.6% at June 30, 2006 and December 31, 2005, respectively.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2006

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

2. Short-term Investments

Short-term investments consist of the following:

	June 30, 2006	December 31, 2005

Debt securities issued by U.S. Treasury and other U.S. government corporations and agencies	$4,983	$-
Debt securities issued by states of the United States and political subdivisions of the states	1,359	-
	$6,342	$-

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2006

The Company classifies all debt and equity securities maturing in less than one year as short-term investments. At June 30, 2006, all securities are classified as held-to-maturity and recorded at amortized costs.

3. Inventories
	June 30, 2006	December 31, 2005

Raw materials	$6,038	$5,209
Work in progress	8,972	6,480
Finished goods	15,269	13,644
Total inventories	$30,279	$25,333

These amounts include reserves for obsolete and slow moving inventory of $1,973 and $1,802 and a reserve for lower of cost or market of $352 and $284 at June 30, 2006 and December 31, 2005, respectively.

4. Goodwill and Intangible Assets

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

In the fourth quarter of 2005, the Company performed the required annual impairment test under SFAS No. 142 and concluded that the remaining goodwill balance was not further impaired. Goodwill balance was $5,653 at June 30, 2006 and at December 31, 2005.

Customer-Related Intangible Assets

Customer-related intangible assets resulted from the acquisitions of Versaform and Technical Change Associates, Inc. and have an original estimated useful life of 5 to 15 years. The carrying value at June 30, 2006 and December 31, 2005 were as follows:

	June 30, 2006	December 31, 2005

Gross Amount	$4,672	$3,975

Accumulated Amortization	(1,063)	(861)

Intangible assets, net	3,609	$3,114

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2006

Customer related intangibles amortization expense was $136 and $86 for the three months ended June 30, 2006 and 2005, respectively, and $202 and $162 for the six months ended June 30, 2006 and 2005, respectively.

5. Long-Term Debt and Revolving Line of Credit

Long-term debt and revolving line of credit consists of the following:

	June 30,	December 31,
	2005	2005
Term Loans:
Real Estate	$-	$3,280
Equipment	2,950	3,540
Revolving line of credit	-	8,899
Notes payable, principal and interest payable monthly, at fixed rates, ranging from 6.99% to 7.20%	952	589
Total debt	3,902	16,308
Less current installments	1,460	1,846
Total	2,442	$14,462
Subordinated notes due December 2007 payable to certain directors, interest payable monthly at 12%	$-	$1,000

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

Specifically, the Amended Facility provides the following structure:

•
A revolving line of credit (the “Revolver”) of up to $23,250, subject to a borrowing base calculation. The borrowing base calculation at June 30, 2006 allowed the Company to borrow up to $23,150. The Revolver requires monthly payments of interest at Wells Fargo’s prime lending rate (8.25% at June 30, 2006) and matures on November 15, 2009.

•
An equipment term loan (the “Equipment Loan”) of $4,720 payable monthly over three years in equal monthly principal installments of $98. The Equipment Loan requires monthly interest payments at Wells Fargo’s prime lending rate plus 4%. In January 2006, the rate was reduced to Wells Fargo’s prime lending rate plus 0.5% when the Company paid a fee of $50.

•
A real estate term loan (the “Real Estate Loan”) of $3,645 payable in equal monthly principal installments of $30 over three years, using a ten year amortization table. The Real Estate Loan requires interest at Wells Fargo’s prime lending rate plus 4%. In January 2006, the rate was reduced to Wells Fargo’s prime lending rate plus 0.5% when the Company was able to maintain sufficient liquidity and reduce the borrowing base calculation by $1,800 over the first year of the agreement. On March 29, 2006, the remaining balance was repaid with proceeds from the Company’s secondary public offering completed on March 29, 2006.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2006

Under each of the Revolver, the Equipment Loan and the Real Estate Loan, the Company has an option to fix the interest rate for a period not to exceed 90 days. The Amended Facility is secured by all assets of the Company and requires the Company to meet certain non-financial and financial covenants, including minimum levels of net income and net worth and limits on capital expenditures. As of June 30, 2006, the Company was in compliance with these covenants. The Amended Facility expires on November 15, 2009 and includes prepayment penalties for early termination of the Amended Facility.

In connection with the Company’s prior credit facility, the Company issued an aggregate of $1,000 of subordinated notes to certain of its directors. These subordinated notes provided for no principal payments and quarterly interest payments at 12% per annum and were scheduled to mature on December 31, 2007. On March 29, 2006, the remaining balance of such subordinated notes was repaid with proceeds from the Company’s secondary public offering completed March 29, 2006.

Other Notes

The Company entered into various notes payable for the purchase of certain equipment. The notes are payable in monthly installments including interest ranging from 6.99% - 7.20% through July 2011. The notes payable are secured by certain equipment.

6. Earnings Per Common Share

Basic net income per common share is based upon the weighted average number of common shares outstanding. Diluted net income per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect of stock options and restricted stock, using the treasury stock and if converted methods. The number of such shares as of June 30, 2006 and June 30, 2005 subject to stock options was 109,452 and 95,822, respectively. The number of such shares as of June 30, 2006 and June 30, 2005 subject to restricted stock was 17,298 and 0, respectively.

7. Stock-Based Compensation

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

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Shared Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and amends SFAS Statement No. 95, “Statement of Cash Flows”. SFAS No. 123(R) requires that compensation expense be recognized for all share-based payments based on the grant date fair value. The Company adopted SFAS No. 123(R) using the modified prospective method of transition. Accordingly, prior periods have not been restated. In accordance with the adoption of SFAS No. 123(R), the Company’s pre-tax income from operations for the three and six months ended June 30, 2006 was not materially different than if it had continued to account for share-based compensation under APB No. 25 as the majority of outstanding options were vested at December 31, 2005. The Company did not grant any options during the three and six months ended June 30, 2006.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2006

A summary of stock option activity under the Company’s share-based compensation plans for the six months ended June 30, 2006 is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2006	198,024	$3.30
Granted	-	$-
Exercised	(30,640)	$3.61
Forfeited or expired	(8,800)	$4.06

Outstanding at June 30, 2006	158,584	$3.20	4.5 yrs	$2,079

Exercisable at June 30, 2006	158,209	$3.20	4.5 yrs	$2,073

The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005, based upon the market price on exercise date, was approximately $430 and $15, respectively.

The following table summarizes information about stock options outstanding at June 30, 2006:

Range of Exercise Prices	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.31 - $1.95	15,000	8.0	$ 1.31	15,000	$ 1.31
$1.96 - $2.90	89,084	4.2	2.58	88,709	2.58
$2.91 - $4.35	18,600	4.2	3.41	18,600	3.41
$4.36 - $6.06	35,900	4.1	5.41	35,900	5.41
Total	158,584	4.5	$ 3.20	158,209	$ 3.20

A summary of the activity for non-vested restricted stock awards as of June 30, 2006 and changes during the six-month period is presented below:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2006	15,750	$9.06
Granted	23,750	15.47
Vested	—	—
Forfeited	—	—

Outstanding at June 30, 2006	39,500	$12.91

Common stock compensation expense related to restricted stock awards granted under the 2005 Plan was $43 ($27 after tax) and $86 ($54 after tax) for the three and six months ended June 30, 2006. There was no such expense incurred for the three and six months ended June 30, 2005.

As of June 30, 2006, there was $409 of total unrecognized compensation costs related to non-vested share-based compensation awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.3 years. There were no unrecognized compensation costs related to non-vested share-based compensation awards at June 30, 2005.

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

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Net income	$1,049	$1,893
Total stock-based employee compensation expense determined under fair value based method, net of tax effect	(2)	(18)
Pro forma net income	$1,047	$1,875

Net income per common share - basic and assuming dilution[1]
As reported	$0.13	$0.23
Pro forma	$0.13	$0.23

[1]
Options to purchase 37,000 shares of common stock were outstanding at June, 2005, but were not included in the computations of diluted EPS because the options’ exercise price was greater than the Year-to-Date average market price of the common shares.

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

Beginning in 2001, we began an aggressive acquisition campaign that resulted in the consummation of four transactions through 2002. In April 2001, we acquired Tempco Engineering, Inc. (“Tempco”) and its affiliates, which expanded our aerospace product line and introduced us to the technology industry. In 2002, we acquired Versaform Corporation and certain of its affiliates (“Versaform”), as well as Stretch Forming Corporation (“SFC”) and Southern Stretch Forming and Fabrication, Inc. (“SSFF”). The Versaform acquisition significantly increased our presence in the corporate and regional aircraft market while adding various military products to our product line. The SFC acquisition further supplemented our military product line. Finally, our acquisition of SSFF increased our business in the corporate and regional aircraft market.

In January 2006, we acquired the assets of Technical Change Associates, Inc. (“TCA”), a provider of lean manufacturing, facility layout and business planning consulting services. This acquisition will facilitate our continued efforts in improving production efficiency as well as supporting our other operational objectives.

RESULTS OF OPERATIONS

Three months ended June 30, 2006 compared to June 30, 2005

The following table is a summary of our operating results for the three months ended June 30, 2006 and June 30, 2005:

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
	($ in millions)
Net sales	$ 32.8	$ 24.0
Cost of sales	23.9	18.4
Gross profit	8.9	5.6
S,G & A	4.2	3.5
Income from operations	4.7	2.1
Interest income (expense), net	0.1	(0.4)
Income before income taxes	4.8	1.7
Provision for income taxes	1.8	0.7
Net Income	$ 3.0	$ 1.0

Net Sales. The following table specifies the amount of net sales by category for the second quarter of 2006 and 2005 and the percentage of total net sales for each period represented by each category.

Category	Six Months Ended June 30, 2006	% of Total	Six Months Ended June 30, 2005	% of Total
Corporate and Regional Aircraft	$12.5	38.1%	$9.9	41.3%
Large Commercial Aircraft	9.5	28.9	6.7	27.9
Military	7.8	23.8	4.1	17.1
Technology	1.9	5.8	1.1	4.5
Other (1)	1.1	3.4	2.2	9.2
Total	$32.8	100.0%	$24.0	100.0%

(1) Includes various aerospace products and consulting revenue.

Net sales for the second quarter of 2006 were $32.8 million, up 36.7% from $24.0 million in the second quarter of 2005. We experienced growth in each major market we serve.

Net sales of components for corporate and regional aircraft were $12.5 million for the quarter ended June 30, 2006 compared to $9.9 million for the quarter ended June 30, 2005, an increase of 26.3%. This increase was primarily attributable to increased production rates and new work for Gulfstream aircraft.

Net sales of product used in large commercial aircraft were $9.5 million for the second quarter of 2006, an increase of 41.8% from $6.7 million in the second quarter of 2005. Improved production rates on the Boeing 737 and 777 along with higher net sales attributable to a temporary 777 wing program led to this increase. The temporary 777 wing program, which was substantially complete in the second quarter of 2006, contributed $0.9 million of net sales in the second quarter of 2006.

Military products generated $7.8 million of net sales in the second quarter of 2006 compared to $4.1 million in the second quarter of 2005, an increase of 90.2%. New programs supporting the Sikorsky Black Hawk helicopter program generated $4.3 million of net sales in the second quarter of 2006. These programs were not in place in the second quarter of 2005. Net sales for the Boeing Apache helicopter platform were $1.3 million in the second quarter of 2006 compared to $1.2 million in the second quarter of 2005. These increases were offset by declining volume on the Lockheed F-16.

Technology products generated $1.9 million of net sales for the second quarter of 2006 compared to $1.1 million for the second quarter of 2005, an increase of 72.7%. This increase was due to higher net sales of products used in semiconductor equipment. Net sales of components for medical technology products declined.

Gross Profit. Gross profit for the second quarter of 2006 was $8.9 million (27.1% of net sales) compared to $5.6 million (23.3% of net sales) in the second quarter of 2005, an increase of 58.9%. As our customers increase production rates on several aircrafts, we are able to leverage direct costs to produce incremental quantities of products at lower incremental costs, thereby increasing gross margins. Additionally, the growth in revenue provided increased leverage of our fixed costs. Offsetting these improved results were start up costs related to our new facility in Mexicali, Mexico of approximately $0.3 million, as well as new assemblies on the Black Hawk helicopter program of approximately $0.6 million, in the second quarter of 2006. We expect these costs to moderate in the third quarter of 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the second quarter of 2006 were $4.2 million (12.8% of net sales) compared to $3.5 million (14.6% of net sales) in the second quarter of 2005. This increase resulted from higher compensation and fringe benefit costs from increased staffing to support our growth.

Net Interest Income (Expense). Interest income for the second quarter of 2006 was $0.1 million compared to interest expense of $0.4 million in the first quarter of 2005. Our indebtedness was substantially reduced with the proceeds of our secondary public offering of common stock completed in March 2006. We continue to pay interest on certain equipment loans which remain outstanding and certain banking fees to maintain our borrowing availability. We are generating interest income by investing approximately $25 million of cash at rates between 4.5% and 5.0%.

Income Tax Expense. During the first quarter of 2006, we had income tax expense of $1.8 million compared to $0.7 million in the first quarter of 2005. The $1.1 million increase was primarily due to our increased profitability.

Six months ended June 30, 2006 compared to June 30, 2005

The following table is a summary of the Company’s operating results for the six months ended June 30, 2006 and June 30, 2005:

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
	($ in millions)
Net sales	$ 62.0	$ 48.0
Cost of sales	44.8	37.2
Gross profit	17.2	10.8
S,G & A	8.4	6.9
Income from operations	8.8	3.9
Interest income (expense), net	(0.3)	(0.8)
Income before income taxes	8.5	3.1
Provision for income taxes	3.2	1.2
Net Income	$ 5.3	$ 1.9

Net Sales. The following table specifies the amount of net sales by category for the six months ended June 30, 2006 and 2005 and the percentage of total net sales for each period represented by each category.

Category	Six Months Ended June 30, 2006	% of Total	Six Months Ended June 30, 2005	% of Total
Corporate and Regional Aircraft	$23.9	38.6%	$20.1	41.9%
Large Commercial Aircraft	18.6	30.0	12.9	26.9
Military	12.8	20.6	8.5	17.7
Technology	3.9	6.2	1.9	4.0
Other (1)	2.8	4.6	4.6	9.5
Total	$62.0	100.0%	$48.0	100.0%

(1) Includes various aerospace products and consulting revenue.

Net sales for the first six months of 2006 were $62.0 million, up 29.2% from $48.0 million in the first six months of 2005.

Net sales of product for use on corporate and regional aircraft were $23.9 million in the first six months of 2006 compared to $20.1 million for the first six months of 2005, an increase of 18.9%. Increasing production rates at Gulfstream combined with increased sales attributable to new work generated $20.7 million of revenue in the six months ended June 30, 2006 compared to $16.6 million in the six months ended June 30, 2005, an increase of 24.7%. Net sales of components for Bombardier platforms were unchanged at $2.3 million.

Net sales of product used in large commercial aircraft were $18.6 million for the six months ended June 30, 2006, an increase of 44.2% from $12.9 million for the six months ended June 30, 2005. This increase was driven by production rate increases on the Boeing 737 and 777, a large cargo freighter program, and a 777 wing component offload program that was substantially completed in the second quarter of 2006.

Military products generated $12.8 million of net sales in the first half of 2006 compared to $8.5 million in the first half of 2005, an increase of 50.6%. This increase was primarily attributable to sales of components and assemblies for Sikorsky’s Black Hawk program which generated $6.0 million in the first half of 2006. Our Black Hawk platform was not in place in the first half of 2005. Offsetting this increase was a decline in revenue on Lockheed’s F-16 as production rates decline and our content on the aircraft has been reduced. Net sales on the F-16 program were $0.7 million in the first six months of 2006 compared to $2.5 million in the first six months of 2005.

Technology products generated $3.9 million of net sales for the six months ended June 30, 2006 compared to $1.9 million for the six months ended June 30, 2005, an increase of 105.3%. This increase was due to higher net sales of products used in semiconductor equipment, deliveries of which were at a 5-year low point in the second quarter of 2005. Net sales of components for medical technology products declined.

Gross Profit. Gross profit for the six months ended June 30, 2006 was $17.2 million (27.7% of net sales) compared to $10.8 million (22.5% of net sales) for the six months ended June 30, 2005, an increase of 59.3%. Labor efficiencies from increased volume and the use of lean manufacturing principles combined with better leverage of fixed costs provided the increase in gross margins. Offsetting these improved results were start up costs related to our new facility in Mexicali, Mexico of approximately $0.5 million, as well as new assemblies on the Black Hawk helicopter program of approximately $0.8 million, in the first half of 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $8.4 million (13.5% of net sales) during the six months ended June 30, 2006 compared to $6.9 million (14.4% of net sales) for the six months ended June 30, 2005. This increase is primarily due to higher employment levels resulting in additional salaries, wages and fringe benefit costs to support our growth.

Net Interest Income (Expense). Interest expense for the first half of 2006 was $0.3 million compared to $0.8 million in the first half of 2005. During the first quarter of 2006, we concluded a public offering of common stock that raised $39.2 million in cash. We used a portion of the proceeds to reduce the majority of our indebtedness and are currently investing the remaining balance plus the cash we are generating.

Income Tax Expense. During the first half of 2006, we had income tax expense of $3.2 million compared to $1.2 million in the first half of 2005. The $2.0 million increase was primarily due to our increased profitability.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 2006, we sold 2,735,000 shares of common stock in a public offering, generating $39.2 million in cash, net of expenses. We used a substantial portion of the net proceeds from this offering to pay down the $10.8 million outstanding under our revolving line of credit and to extinguish our real estate note of $3.2 million and subordinated notes of $1.0 million. The balance of the proceeds remains in cash and short-term investments and is available for general corporate needs.

We also amended our lending agreement with Wells Fargo Bank, NA during the first quarter of 2006. The amended agreement increases the total availability under our revolving line of credit to $23.3 million from $18.0 million, subject to a borrowing base calculation, and includes an over-advance capability of up to $3.0 million. The amendment also extends the expiration of our lending agreement through November 2009. In addition, the amended agreement reduced the interest rates on our equipment and real estate notes to prime plus 0.5% from prime plus 4.0% after the payment of a fifty thousand dollar fee. The real estate notes were subsequently repaid with the proceeds of our secondary public offering. As of June 30, 2006, the revolving credit facility has no outstanding balance but remains available to us, subject to the borrowing base calculation, through 2009.

During the first half of 2006, cash generated from operating activities was $0.3, primarily from net income of $5.3 million plus $1.9 million of non cash depreciation and amortization. We used cash to fund the $1.3 million increase in accounts receivable, primarily due to our growing revenue, and $5.3 million increase in inventories. The most significant element of growth in inventories resulted from our purchase of approximately $2.3 million of components to support the new Black Hawk assemblies. We are negotiating extended payment terms in connection with this purchase because these components may be consumed over a longer time period than we customarily experience. An increase in accounts payable provided cash of $1.5 million, aided by the extended terms negotiated on the Black Hawk component purchase. Additionally, we paid $5.8 million of cash for income taxes.

Cash used in investing activities was $8.8 million for the six months ended June 30, 2006. We purchased $6.3 million of various government securities as investment vehicles for our cash balance. We also spent $1.8 million for capital equipment, primarily related to equipping our new venture in Mexicali, Mexico, riveting equipment in St. Charles for the Black Hawk assembly program, certain information technology hardware and software upgrades, customized stretching equipment, and milling equipment. We plan to spend a total of approximately $7 million on capital expenditures during 2006 and again in 2007.

Net cash provided from financing activities was $25.4 million for the first six months of 2006, primarily related to our secondary public offering of common stock and repayment of debt discussed above.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

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

Our outstanding credit facility carries an interest rate that varies in accordance with the prime rate. We are subject to potential fluctuations in our debt service as the prime rate changes. Based on the amount of our outstanding debt as of June 30, 2006, a hypothetical 1% change in the interest rate of our outstanding credit facility would not result in significant changes in our annual interest expense.

Item 4. Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended) as of June 30, 2006. Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to the Company's management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sale of Equity, Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)
The annual meeting of the shareholders of the Company was held on June 28, 2006. Of the 11,558,538 shares entitled to vote at such meeting, 10,848,817 shares were present at the meeting in person or by proxy.

(b)	The individuals listed below were elected as Class II Directors of the Company at the meeting, and the number of shares voted for, against and withheld were as follows:

Name	Number of Shares Voted
	For	Withheld
Thomas G. Under	10,361,918	486,899
John M. Roeder	10,361,238	487,579

The individuals listed below are Directors whose term of office continued after the meeting:

Ronald S. Saks
Joseph Burstein
Brian D. Geary
Sanford S. Neuman
John S. Eulich
Judith W. Northup

Abstentions with respect to the election of directors were treated as votes withheld.

(c)
In addition to the election of Class II Directors, the shareholders ratified the appointment of BDO Seidman, LLP as the Company’s independent auditor for the fiscal year ending December 31, 2006. The number of shares voted for, against and withheld were as follows:

	Number of Shares Voted
For	Against	Abstain
10,791,679	35,792	13,316

(d)	None.

Item 5. Other Information.

None.

Item 6. Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Charles and State of Missouri on the 11th day of August, 2006.

LMI AEROSPACE, INC.

By:	/s/ Ronald S. Saks
Ronald S. Saks President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Lawrence E. Dickinson
Lawrence E. Dickinson Chief Financial Officer and Secretary (Principal Financial and Principal Accounting Officer)

    EXHIBIT INDEX

Exhibit Number	Description
10.1

Standard Industrial Lease Agreement dated June 9, 2006 between Welsh Fountain Lakes, L.L.C., as landlord and Leonard’s Metal, Inc., as tenant, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed June 15, 2006 and incorporated herein by reference.

31.1	Rule 13a-14(a) Certification of Ronald S. Saks, President and Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Lawrence E. Dickinson, Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.