Form 10-Q
period 2006-09-30
LMI AEROSPACE INC
filed 2006-11-13
CIK 1059562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2006.

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

On November 6, 2006, there were 11,182,799 shares of our common stock, par value $0.02 per share outstanding.

LMI AEROSPACE, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDING SEPTEMBER 30, 2006

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).
LMI Aerospace, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)
	(Unaudited) September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$11,015	$35
Short-term investments	15,332	-
Trade accounts receivable, net of allowance of $227 at September 30, 2006 and $244 at December 31, 2005	14,908	16,088
Inventories	31,965	25,333
Prepaid expenses and other current assets	1,525	1,205
Deferred income taxes	1,610	1,610
Total current assets	76,355	44,271

Property, plant and equipment, net	19,923	18,162
Goodwill	5,653	5,653
Customer intangible assets, net	3,528	3,114
Other assets	634	757
Total assets	$106,093	$71,957

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,807	$7,407
Accrued expenses	3,961	6,077
Current installments of long-term debt and capital lease obligations	1,433	1,846
Total current liabilities	15,201	15,330

Long-term debt and capital lease obligations, less current installments	2,088	14,462
Subordinated debt	-	1,000
Deferred income taxes	1,333	1,333
Total long-term liabilities	3,421	16,795

Stockholders’ equity:
Common stock, $.02 par value per share; authorized 28,000,000 shares; issued 11,571,181 shares and 8,797,909 shares at September 30, 2006 and December 31, 2005, respectively	231	176
Preferred stock, $.02 par value per share; authorized 2,000,000 shares; none issued in both periods	-	-
Additional paid-in capital	65,798	26,307
Treasury stock, at cost, 403,032 shares at September 30, 2006 and 433,972 shares at December 31, 2005	(1,912)	(2,059)
Retained earnings	23,354	15,408
Total stockholders’ equity	87,471	39,832
Total liabilities and stockholders’ equity	$106,093	$71,957

See accompanying Notes to Condensed Consolidated Financial Statements.

LMI Aerospace, Inc.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net sales	$30,799	$24,255	$92,809	$72,236
Cost of sales	22,430	17,917	67,271	55,051
Gross profit	8,369	6,338	25,538	17,185

Selling, general and administrative expenses	4,435	3,844	12,807	10,784
Income from operations	3,934	2,494	12,731	6,401

Other income (expense):
Interest expense	134	(406)	(216)	(1,249)
Other, net	(63)	2	(63)	2
Income before income taxes	4,005	2,090	12,452	5,154

Provision for income taxes	1,289	787	4,470	1,958
Net income	$2,716	$1,303	$7,982	$3,196

Amounts per common share:
Net income per common share	$0.24	$0.16	$0.78	$0.39

Net income per common share,
assuming dilution	$0.24	$0.16	$0.77	$0.38

Weighted average common shares
outstanding	11,112,599	8,268,794	10,266,897	8,248,959

Weighted average dilutive common
shares outstanding	11,234,505	8,382,514	10,390,833	8,358,130

See accompanying Notes to Condensed Consolidated Financial Statements.

LMI Aerospace, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating activities:
Net income	$7,982	$3,196
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	2,763	3,278
Charges for inventory obsolescence and valuation	550	896
Restricted stock compensation	133	--
Changes in operating assets and liabilities:
Trade accounts receivable	1,180	(3,392)
Inventories	(7,182)	(3,249)
Prepaid expenses and other assets	(133)	(125)
Income taxes	(3,425)	1,687
Accounts payable	2,400	497
Accrued expenses	1,218	663
Net cash provided by operating activities	5,486	3,451

Investing activities:
Additions to property, plant and equipment	(4,381)	(1,298)
Proceeds from sale of equipment	127	21
Purchase of debt securities	(18,192)	--
Proceeds from matured debt securities	2,979	--
Acquisition of Technical Change Associates	(626)	--
Net cash used by investing activities	(20,093)	(1,277)

Financing activities:
Proceeds from public offering	39,249	--
Proceeds from issuance of debt	512	--
Net payments on revolving line of credit	(8,898)	(1,174)
Principal payments on long-term debt and notes payable	(5,401)	(1,524)
Proceeds from exercise of stock options	125	187
Net cash provided (used) by financing activities	25,587	(2,511)

Net increase (decrease) in cash and cash equivalents	10,980	(337)
Cash and cash equivalents, beginning of year	35	414
Cash and cash equivalents, end of quarter	$11,015	$77

Supplemental disclosures of cash flow information:
Interest paid	$635	$1,292
Income taxes paid (refunded), net	$7,895	$263

See accompanying Notes to Condensed Consolidated Financial Statements.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2006

1.  Overview and Accounting Policies

Description of Business

LMI Aerospace, Inc. (the “Company”) fabricates, machines and integrates formed, close tolerance aluminum and specialty alloy components and sheet metal products for use by the aerospace, semiconductor and medical products industries. The Company is a Missouri corporation with headquarters in St. Charles, Missouri. The Company maintains facilities in St. Charles, Missouri; Seattle, Washington; Tulsa, Oklahoma; Wichita, Kansas; Irving, Texas; Sun Valley, California; Vista, California; Savannah, Georgia; Ogden, Utah; and Mexicali, Mexico.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ending September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.

Customer Concentration

Direct sales to the Company’s largest customer accounted for 32.6% and 33.8% of the Company’s total revenues at September 30, 2006 and September 30, 2005, respectively. Account receivable balances related to the largest customer based on direct sales were 36.3% and 47.4% of the Company's total account receivable balances at September 30, 2006 and December 31, 2005, respectively.

Direct sales to the Company’s second largest customer accounted for 15.4% and 19.8% of the Company’s total revenues at September 30, 2006 and September 30, 2005, respectively. Account receivable balances related to the second largest customer based on direct sales were 14.2% and 3.3% of the Company's total account receivable balances at September 30, 2006 and December 31, 2005, respectively.

Direct sales to the Company’s third largest customer accounted for 11.3% and 6.9% of the Company’s total revenues at September 30, 2006 and September 30, 2005, respectively. Account receivable balances related to the third largest customer based on direct sales were 12.9% and 9.6% of the Company's total account receivable balances at September 30, 2006 and December 31, 2005, respectively.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2006

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

2.  Short-term Investments

Short-term investments consist of the following:

	September 30, 2006	December 31, 2005

Debt securities issued by U.S. Treasury and other U.S. government corporations and agencies	$14,923	$-
Debt securities issued by states of the United States and political subdivisions of the states	409	-
	$15,332	$-

The Company classifies all debt and equity securities maturing in less than one year as short-term investments. At September 30, 2006, all securities are classified as held-to-maturity and recorded at amortized costs.

3.  Inventories

Inventories consist of the following:

	September 30, 2006	December 31, 2005

Raw materials	$5,531	$5,209
Work in progress	8,338	6,480
Finished goods	18,096	13,644
Total inventories	$31,965	$25,333

These amounts include reserves for obsolete and slow moving inventory of $2,075 and $1,802 and a reserve for lower of cost or market of $434 and $284 at September 30, 2006 and December 31, 2005, respectively.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2006

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

In the fourth quarter of 2005, the Company performed the required annual impairment test under SFAS No. 142 and concluded that the remaining goodwill balance was not further impaired. Goodwill balance was $5,653 at September 30, 2006 and December 31, 2005.

Customer-Related Intangible Assets

Customer-related intangible assets resulted from the acquisitions of Versaform Corporation and Technical Change Associates, Inc. and have an original estimated useful life of 5 to 15 years. The carrying value at September 30, 2006 and December 31, 2005 were as follows:

	September 30, 2006	December 31, 2005

Gross Amount	$4,694	$3,975
Accumulated Amortization	(1,166)	(861)
Intangible assets, net	$3,528	$3,114

Customer-related intangibles amortization expense was $103 and $66 for the three months ended September 30, 2006 and 2005, respectively, and $306 and $228 for the nine months ended September 30, 2006 and 2005, respectively.

5.  Long-Term Debt and Revolving Line of Credit

Long-term debt and revolving line of credit consists of the following:

	September 30,	December 31,
	2006	2005
Term Loans:
Real estate	$-	$3,280
Equipment	2,655	3,540
Revolving line of credit	-	8,899
Notes payable, principal and interest payable monthly, at fixed rates, ranging from 6.99% to 7.20%	866	589
Total debt	3,521	16,308
Less current installments	1,433	1,846
Total	$2,088	$14,462
Subordinated notes due December 2007 payable to certain directors, interest payable monthly at 12%	$-	$1,000

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2006

Credit Facility

The Company amended its credit facility (the “Amended Facility”) with Wells Fargo Bank, NA (“Wells Fargo”) during the first quarter of 2006. The Amended Facility increases the total availability under the revolving line of credit to $23.3 million from $18.0 million, subject to a borrowing base calculation, and includes an over-advance capability of up to $3.0 million. The Amended Facility also extends the expiration of the lending agreement through November 2009. In addition, the Amended Facility reduces the interest rates on the equipment and real estate term loans to prime plus 0.5% from prime plus 4.0% after the payment of a $50 fee.

Specifically, the Amended Facility provides the following structure:

•
A revolving line of credit (the “Revolver”) of up to $23,250, subject to a borrowing base calculation. The borrowing base calculation at September 30, 2006 allowed the Company to borrow up to $22,280. The Revolver requires monthly payments of interest at Wells Fargo’s prime lending rate (8.25% at September 30, 2006) and matures on November 15, 2009.

•
An equipment term loan (the “Equipment Loan”) of $4,720 payable monthly over three years in equal monthly principal installments of $98. The Equipment Loan previously required monthly interest payments at Wells Fargo’s prime lending rate plus 4%. In January 2006, the rate was reduced to Wells Fargo’s prime lending rate plus 0.5% after the payment by the Company of a $50 fee. Effective as of September 1, 2006, the rate is reduced to prime plus 0.25% per the terms of the Amended Facility.

•
A real estate term loan (the “Real Estate Loan”) of $3,645 payable in equal monthly principal installments of $30 over three years, using a ten year amortization table. The Real Estate Loan previously required interest at Wells Fargo’s prime lending rate plus 4%. In January 2006, the rate was reduced to Wells Fargo’s prime lending rate plus 0.5% upon the satisfaction by the Company of the conditions that it maintain sufficient liquidity and reduce the borrowing base calculation by $1,800 over the first year of the agreement. On March 29, 2006, the remaining balance was repaid with proceeds from the Company’s public offering completed thereon.

Under each of the Revolver, the Equipment Loan and the Real Estate Loan, the Company has an option to fix the interest rate for a period not to exceed 90 days. The Amended Facility is secured by all assets of the Company and requires the Company to meet certain financial and non-financial covenants, including minimum levels of net income and net worth and limits on capital expenditures. For the first nine months of 2006, the amount of the Company’s capital expenditures paid from working capital exceeded the maximum allowed pursuant to the Amended Facility, resulting in a violation of the covenants. A waiver of default was obtained from Wells Fargo. The Amended Facility expires on November 15, 2009 and includes prepayment penalties for early termination.

In connection with the Company’s prior credit facility, the Company issued an aggregate of $1,000 of subordinated notes to certain of its directors. These subordinated notes provided for no principal payments and quarterly interest payments at 12% per annum and were scheduled to mature on December 31, 2007. On March 29, 2006, the outstanding balances of such subordinated notes were repaid with proceeds from the Company’s public offering completed thereon.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2006

Other Notes

The Company has entered into various notes payable for the purchase of certain equipment. The notes are payable in monthly installments including interest ranging from 6.99% - 7.20% through July 2011. The notes payable are secured by certain equipment.

6.  Earnings Per Common Share

Basic net income per common share is based upon the weighted average number of common shares outstanding. Diluted net income per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect of stock options and restricted stock, using the treasury stock and if converted methods. The number of such shares as of September 30, 2006 and September 30, 2005 subject to stock options was 108,299 and 113,720, respectively. The number of such shares as of September 30, 2006 and September 30, 2005 subject to restricted stock was 13,607 and 0, respectively.

7.  Stock-Based Compensation

On July 7, 2005, the Company’s shareholders approved the LMI Aerospace, Inc. 2005 Long-term Incentive Plan (the “2005 Plan”). The 2005 Plan replaces the Amended and Restated LMI Aerospace, Inc. 1998 Stock Option Plan as the Company’s only compensation plan under which shares of the Company’s common stock are authorized for issuance to employees or directors. The 2005 Plan provides for the grant of non-qualified stock options, incentive stock options, shares of restricted stock, restricted stock units, stock appreciation rights, performance awards and other stock-based awards and cash bonus awards.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Shared Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and amends SFAS Statement No. 95, “Statement of Cash Flows”. SFAS No. 123(R) requires that compensation expense be recognized for all share-based payments based on the grant date fair value. The Company adopted SFAS No. 123(R) using the modified prospective method of transition. Accordingly, prior periods have not been restated. In accordance with the adoption of SFAS No. 123(R), the Company’s pre-tax income from operations for the three and nine months ended September 30, 2006 was not materially different than if it had continued to account for share-based compensation under APB No. 25, as the majority of outstanding options was vested at December 31, 2005. The Company did not grant any options during the three and nine months ended September 30, 2006.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2006

A summary of stock option activity under the Company’s share-based compensation plans for the nine months ended September 30, 2006 is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2006	198,024	$3.30
Granted	-	$-
Exercised	(34,140)	$3.56
Forfeited or expired	(8,900)	$4.05

Outstanding at September 30, 2006	154,984	$3.20	4.3 yrs	$2,371

Exercisable at September 30, 2006	154,609	$3.20	4.3 yrs	$2,365

The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005, based upon the market price on exercise date, was approximately $494 and $182, respectively.

The following table summarizes information about stock options outstanding at September 30, 2006:

Range of Exercise Prices	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.31 - $1.95	15,000	7.8	$ 1.31	15,000	$ 1.31
$1.96 - $2.90	86,184	3.9	2.57	85,809	2.58
$2.91 - $4.35	18,500	3.9	3.41	18,500	3.41
$4.36 - $6.06	35,300	3.9	5.42	35,300	5.42
Total	154,984	4.3	$ 3.20	154,609	$ 3.20

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2006

A summary of the activity for non-vested restricted stock awards as of September 30, 2006 and changes during the nine-month period is presented below:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2006	15,750	$9.06
Granted	21,250	15.65
Vested	—	—
Forfeited	—	—

Outstanding at September 30, 2006	37,000	$12.85

Common stock compensation expense related to restricted stock awards granted under the 2005 Plan was $54 and $126 for the three and nine months ended September 30, 2006, respectively. There was no such expense incurred for the three and nine months ended September 30, 2005.

Total unrecognized compensation costs related to non-vested restricted stock awards granted under the 2005 Plan were $334 and $127 as of September 30, 2006 and December 31, 2005, respectively. These costs are expected to be recognized over a weighted average period of 1.9 years and 2.7 years, respectively.

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

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Net income	$1,303	$3,196
Total stock-based employee compensation expense determined under fair value based method, net of tax effect	(1)	(19)
Pro forma net income	$1,302	$3,177

Net income per common share - basic and assuming dilution[1]
As reported	$0.16	$0.39
Pro forma	$0.16	$0.38

[1]
Options to purchase 10,500 shares of common stock were outstanding at September 30, 2005, but were not included in the computations of diluted EPS because the options’ exercise price was greater than the Year-to-Date average market price of the common shares.

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

OVERVIEW

We manufacture and distribute formed and machined components for use in the aerospace, technology and commercial sheet metal industries. We primarily sell our products to the large commercial aircraft, military, corporate and regional aircraft and technology markets within the aerospace and technology industries. Historically, our business was primarily dependent on the large commercial aircraft market, with The Boeing Company as our principal customer. In order to diversify our product and customer base, we implemented an acquisition and marketing strategy in the late 1990’s that broadened the number of industries to which we sell our components, and, within the aerospace industry, diversified our customer base to reduce our dependence on Boeing.

Beginning in 2001, we began an aggressive acquisition campaign that resulted in the consummation of four transactions through 2002. In April 2001, we acquired Tempco Engineering, Inc. and its affiliates, which expanded our aerospace product line and introduced us to the technology industry. In 2002, we acquired Versaform Corporation and certain of its affiliates, as well as Stretch Forming Corporation and Southern Stretch Forming and Fabrication, Inc. The Versaform acquisition significantly increased our presence in the corporate and regional aircraft market while adding various military products to our product line. The Stretch Forming acquisition further supplemented our military product line. Finally, our acquisition of Southern Stretch Forming and Fabrication increased our business in the corporate and regional aircraft market.

In January 2006, we acquired the assets of Technical Change Associates, Inc., a provider of lean manufacturing, facility layout and business planning consulting services. This acquisition will facilitate our continued efforts in improving production efficiency as well as supporting our other operational objectives.

RESULTS OF OPERATIONS

Three months ended September 30, 2006 compared to three months ended September 30, 2005

The following table is a summary of our operating results for the three months ended September 30, 2006 and September 30, 2005, respectively:

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
	($ in millions)
Net sales	$30.8	$24.2
Cost of sales	22.4	17.9
Gross profit	8.4	6.3
S,G & A	4.5	3.8
Income from operations	3.9	2.5
Interest income (expense), net	0.1	(0.4)
Income before income taxes	4.0	2.1
Provision for income taxes	1.3	0.8
Net income	$2.7	$1.3

Net Sales. The following table specifies the amount of net sales by category for the third quarter of 2006 and 2005 and the percentage of total net sales for each period represented by each category.

Category	Three Months Ended September 30, 2006	% of Total	Three Months Ended September 30, 2005	% of Total
Corporate and regional aircraft	$11.6	37.7%	$10.2	42.1%
Large commercial aircraft	9.5	30.8	7.2	29.8
Military	7.6	24.7	3.8	15.7
Technology	1.0	3.2	1.7	7.0
Other (1)	1.1	3.6	1.3	5.4
Total	$30.8	100.0%	$24.2	100.0%

(1)  Includes various aerospace products and consulting revenue.

Net sales for the third quarter of 2006 were $30.8 million, up 27.3% from $24.2 million in the third quarter of 2005. While we experienced growth in each aerospace market we serve, changes in certain inventory management processes and delays within our supply chain negatively impacted the timing of shipments to certain customers. As previously announced, we expect that such inventory management process changes and supply chain delays may continue to impact the timing of shipments through the first quarter of 2007.

Net sales of components for corporate and regional aircraft were $11.6 million for the quarter ended September 30, 2006, up 13.7% from $10.2 million for the quarter ended September 30, 2005. This increase was primarily attributable to increased production rates for components used on aircraft manufactured by Gulfstream Aerospace Corporation.

Net sales of products used in large commercial aircraft were $9.5 million for the third quarter of 2006, compared to $7.2 million for the third quarter of 2005, an increase of 31.9%, primarily as a result of increasing production rates on the Boeing 737 and 777 aircraft.

Military products generated $7.6 million of net sales in the third quarter of 2006, compared to $3.8 million in the third quarter of 2005, an increase of 100%. New programs supporting the Sikorsky Aircraft Corporation Black Hawk helicopter program generated $4.1 million of net sales in the third quarter of 2006, compared to $0.2 million in the third quarter of 2005. Net sales for the Boeing Apache helicopter platform were $1.1 million in the third quarter of 2006, compared to $0.6 million in the third quarter of 2005. These increases were offset by declining sales volume on the Lockheed Martin Corporation F-16 aircraft platform, which generated $0.4 million in the third quarter of 2006 compared to $1.2 million in the third quarter of 2005.

Technology products generated $1.0 million of net sales for the third quarter of 2006, compared to $1.7 million for the third quarter of 2005. This decline was attributable to inventory management programs at a semiconductor equipment manufacturer and a decreasing work statement with a medical equipment provider.

Gross Profit. Gross profit for the third quarter of 2006 was $8.4 million (27.3% of net sales), compared to $6.3 million (26.0% of net sales) for the third quarter of 2005. The increase resulted from higher sales volumes to our aerospace customers, which provided better coverage of fixed costs. This was partially offset by lower sales volumes to our technology customers, which created inefficient labor utilization and lower coverage of fixed costs. Additionally, start-up costs on the new Blackhawk assembly program were approximately $0.4 million in the third quarter of 2006, compared to zero in the third quarter of 2005 and $0.6 million in the second quarter of 2006. Also, start-up costs at our Mexicali, Mexico facility were approximately $0.1 million in the third quarter of 2006, compared to zero in the third quarter of 2005 and $0.3 million in the second quarter of 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $4.5 million (14.6% of net sales) in the quarter ended September 30, 2006, up from $3.8 million (15.7% of net sales) in the quarter ended September 30, 2005. This increase was primarily attributable to higher payroll and fringe benefit costs due to added personnel to support anticipated sales growth and approximately $0.3 million of costs related to Technical Change Associates, acquired in the first quarter of 2006.

Net Interest Income. Net interest income for the third quarter of 2006 was $0.1 million, compared to net interest expense of $0.4 million in the third quarter of 2005. This increase was attributable to the benefit derived from the application of the net proceeds from the public offering of common shares concluded in the first quarter of 2006 for the repayment of debt and investment in short-term interest bearing securities. The Company continues to pay interest on various equipment term loans of approximately $3.5 million at September 30, 2006.

Income Tax Expense. Income tax expense for the third quarter of 2006 was $1.3 million, compared to $0.8 million for the third quarter of 2005. The effective tax rate for the third quarter of 2006 was approximately 32.2%, compared to 37.7 % for the third quarter of 2005. The improvement in effective tax rate was primarily attributable to the recognition of the benefit of approximately $0.2 million in research and development tax credits.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

The following table is a summary of the Company’s operating results for the nine months ended September 30, 2006 and September 30, 2005, respectively:

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
	($ in millions)
Net sales	$92.8	$72.2
Cost of sales	67.3	55.0
Gross profit	25.5	17.2
S,G & A	12.8	10.8
Income from operations	12.7	6.4
Interest expense, net	0.2	1.2
Income before income taxes	12.5	5.2
Provision for income taxes	4.5	2.0
Net income	$8.0	$3.2

Net Sales. The following table specifies the amount of net sales by category for the nine months ended September 30, 2006 and 2005, respectively, and the percentage of total net sales for each period represented by each category.

Category	Nine Months Ended September 30, 2006	% of Total	Nine Months Ended September 30, 2005	% of Total
Corporate and regional aircraft	$35.7	38.5%	$30.2	41.8%
Large commercial aircraft	28.1	30.3	20.1	27.9
Military	20.4	22.0	12.2	16.9
Technology	4.7	5.1	3.5	4.8
Other (1)	3.9	4.2	6.2	8.6
Total	$92.8	100.0%	$72.2	100.0%

(1) Includes various aerospace products and consulting revenue.

Net sales for the first nine months of 2006 were $92.8 million, up 28.5% from $72.2 million in the first nine months of 2005.

Corporate and regional aircraft product sales were $35.7 million in the first nine months of 2006, compared to $30.2 million for the first nine months of 2005, an increase of 18.2%. Increasing production rates at Gulfstream combined with new work generated $31.3 million of revenue in the nine months ended September 30, 2006, compared to $24.9 million in the nine months ended September 30, 2005, an increase of 25.7%. Net sales of components for Bombardier, Inc. aircraft platforms were unchanged at $3.5 million.

Net sales of product used in large commercial aircraft were $28.1 million for the nine months ended September 30, 2006, an increase of 39.8% from $20.1 million for the nine months ended September 30, 2005. This increase was driven by production rate increases on Boeing 737 and 777, a large cargo freighter program, and a 777 wing component offload that was substantially completed in the second quarter of 2006.

Military products generated $20.4 million of net sales in the first nine months of 2006, compared to $12.2 million in the first nine months of 2005, an increase of 67.2%. This increase was primarily attributable to sales of components and assemblies for Sikorsky’s Black Hawk program which generated $10.1 million in the first nine months of 2006, compared to $0.2 million in the first nine months of 2005. Offsetting this increase was a decline in revenue from the Lockheed F-16 aircraft program due to declining production rates and the reduced use of our components on the aircraft. Net sales on the F-16 program were $1.1 million in the first nine months of 2006, compared to $3.7 million in the first nine months of 2005.

Technology products generated $4.7 million of net sales for the nine months ended September 30, 2006, compared to $3.5 million for the nine months ended September 30, 2005, an increase of 34.3%. This increase was due to higher net sales of products used in semiconductor equipment, deliveries of which experienced a 5-year low point in the second quarter of 2005. Net sales of components for medical technology products declined.

Gross Profit. Gross profit for the nine months ended September 30, 2006 was $25.5 million (27.5% of net sales), up from $17.2 million (23.8% of net sales) for the nine months ended September 30, 2005. Improved labor efficiency and better coverage of fixed costs afforded by the higher net sales during 2006 were only partially offset by start-up costs on both the Blackhawk assembly program of $1.1 million and our Mexicali facility of $0.4 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the first nine months of 2006 were $12.8 million (13.8% of net sales), up from $10.8 million (15.0% of net sales) in the prior year period. This increase is primarily attributable to additional payroll and fringe benefit costs for personnel added to support the additional net sales and $0.9 million of costs related to Technical Changes Associates, acquired in the first quarter of 2006.

Net Interest Expense. Interest expense for the first nine months of 2006 was $0.2 million, compared to $1.2 million in the first nine months of 2005. During the first quarter of 2006, we concluded a public offering of common stock that generated proceeds of approximately $39.2 million in cash. We used a portion of the proceeds to reduce a significant portion of our indebtedness and currently have invested the remaining balance plus the cash generated from our operations.

Income Tax Expense. During the nine months ended September 30, 2006, we had income tax expense of $4.5 million compared to $2.0 million in the nine months ended September 30, 2005. Our effective tax rate was 35.9% for the first nine months of 2006, down from 38.0% for the first nine months of 2005, primarily due to the benefit of certain research and development tax credits and higher taxable income generated in states with lower tax rates.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 2006, we sold 2,735,000 shares of common stock in a public offering that generated proceeds of approximately $39.2 million in cash, net of expenses. We used a substantial portion of the net proceeds from this offering to pay down approximately $10.8 million outstanding balance under our revolving line of credit, to extinguish our real estate term loan of $3.2 million and to repay subordinated notes outstanding to certain of our directors of $1.0 million. The balance of the proceeds remains in cash and short-term investments and is available for general corporate needs.

We also amended our lending agreement with Wells Fargo Bank, NA during the first quarter of 2006. The amended agreement increases the total availability under our revolving line of credit to $23.3 million, subject to a borrowing base calculation, from $18.0 million and includes an over-advance capability of up to $3.0 million. The amendment also extends the expiration of our lending agreement through November 2009 and reduces the interest rates on our equipment and real estate term loans to prime plus 0.5% from prime plus 4.0% after the payment of a fifty thousand dollar fee. The real estate term loan was subsequently repaid with a portion of the proceeds of our public offering. Effective as of September 1, 2006, the interest rate on the equipment term loan is reduced to prime plus 0.25% per the terms of the amended agreement. As of September 30, 2006, the revolving line of credit has no outstanding balance but remains available to us, subject to the borrowing base calculation, through 2009.

During the first nine months of 2006, cash generated from operating activities was $5.5 million, compared to $3.5 million for the first nine months of 2005. Our increased cash is primarily attributable to our increased net income and accounts payable in the 2006 period over the 2005 period. Our net income for the first nine months of 2006 was $8.0 million, compared to $3.2 million in the first nine months of 2005, an increase of $4.8 million. The increase in our accounts payable during the 2006 period was $2.4 million, primarily due to extended terms negotiated with a customer for the purchase of components used in Black Hawk assemblies, compared to $0.5 million in the 2005 period. Offsetting the increase in cash generated from operating activities was an increase in inventory of $7.2 million as work in process increased by $1.9 million, in order to support our growth in net sales, and finished goods increased by $4.5 million, primarily due to changes in inventory management processes at Gulfstream and Sikorsky. Additionally, we used $7.9 million of cash to fund income tax obligations.

Cash used in investing activities was $20.1 million for the nine months ended September 30, 2006, compared to $1.3 million for the nine months ended September 30, 2005. We purchased $18.2 million of various government securities as investment vehicles for our cash balance. We also spent $4.4 million for capital equipment, primarily related to equipment purchased for our new Mexicali, Mexico facility, riveting equipment purchased for the St. Charles, Missouri facility to support the Black Hawk assembly program and certain information technology hardware and software upgrades, customized stretching equipment and milling equipment in order to meet expected customer demand. We plan to spend a total of approximately $7.0 million on capital expenditures during 2006 and again in 2007.

Net cash provided from financing activities was $25.6 million for the first nine months of 2006, compared to $2.5 million cash used for the first nine months of 2005. The increase in cash flow primarily related to our public offering of common stock and repayment of debt discussed above.

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

Our outstanding credit facility carries an interest rate that varies in accordance with the prime rate. We are, therefore, subject to potential fluctuations in our debt service as the prime rate changes. Based on the amount of our outstanding debt as of September 30, 2006, a hypothetical 1% change in the interest rate of our outstanding credit facility would not result in significant changes in our annual interest expense.

Item 4.  Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2006. Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

In February 2004, Versaform Corporation, our wholly-owned subsidiary, was served with a grand jury subpoena and we were informed that the U.S. Attorney's Office for the Southern District of California, Department of Defense, Office of Inspector General, Defense Criminal Investigative Service and the Federal Bureau of Investigation was conducting an investigation relating to structural components of B-52 engine cowlings Versaform manufactured for Nordam Corporation, components of auxiliary power units Versaform manufactured for Hamilton Sundstrand, a United Technologies Company, and certain tools Versaform manufactured for Lockheed Martin Corporation.

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

Other than noted above, we are not a party to any legal proceedings, other than routine claims and lawsuits arising in the ordinary course of our business. We do not believe such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on our business.

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

LMI AEROSPACE, INC.

Date: November 13, 2006	/s/ Ronald S. Saks
Ronald S. Saks President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2006	/s/ Lawrence E. Dickinson
Lawrence E. Dickinson Chief Financial Officer and Secretary (Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Memorandum of Agreement effective as of January 1, 2006 between LMI Aerospace, Inc. and Gulfstream Aerospace Corporation.

31.1	Rule 13a-14(a) Certification of Ronald S. Saks, President and Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Lawrence E. Dickinson, Chief Financial Officer and Secretary.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.