Form 10-K
period 2006-12-31
LMI AEROSPACE INC
filed 2007-03-15
CIK 1059562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________

Commission file number  000-24293

LMI AEROSPACE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Missouri	43-1309065
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

411 Fountain Lakes Blvd., St. Charles, Missouri	63301
(Address of Principal Executive Officer)	(Zip Code)

(636) 946-6525
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:
Common stock, $0.02 par value, The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES    NO  X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES    NO  X

Note—Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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

Large Accelerated Filer ____  Accelerated Filer __X_  Non-Accelerated Filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES    NO  X

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the last sale price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2006, was $140,280,686.

There were 11,185,899 shares of common stock outstanding as of March 7, 2007.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference portions of the Proxy Statement for the Registrant’s 2007 Annual Meeting.

Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. The Company makes forward-looking statements in this Annual Report on Form 10-K and in the public documents that are incorporated herein by reference, which represent the Company’s expectations or beliefs about future events and financial performance. When used in this report and the documents incorporated herein by reference, the words “expect,” “believe,” “anticipate,” “goal,” “plan,” “intend,” “estimate,” “may,” “will” or similar words are intended to identify forward-looking statements. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events or results. Such statements are subject to known and unknown risks, uncertainties and assumptions, including those referred to under “Risk Factors” in this Annual Report on Form 10-K and otherwise described in the Company’s periodic filings and current reports filed with the Securities and Exchange Commission.

All predictions as to future results contain a measure of uncertainty, and accordingly, actual results could differ materially. Among the factors that could cause actual results to differ from those contemplated, projected or implied by the forward-looking statements (the order of which does not necessarily reflect their relative significance) are:

•
the financial well-being of Gulfstream Aerospace Corporation, Spirit AeroSystems, Vought Aircraft Industries, Sikorsky and Boeing Company, orders from which comprise a majority of the Company’s consolidated revenues;

•	the effect of terrorism and other factors that adversely affect the commercial travel industry;

•
difficulties with the implementation of the Company’s growth strategy, such as acquisition integration problems and unanticipated costs relating to the Company’s manufacture of new parts for its current customers and new customers;

•	competitive pressures, such as pricing pressures relating to low-cost foreign labor and industry participation commitments made by the Company’s customers to foreign governments;

•	changes in the quality, costs and availability of the Company’s raw materials, principally aluminum;

•	the Company’s ability to stay current with technological changes, such as advancements in semiconductor and laser component technology and the development of alternative aerospace materials;

•	governmental funding for certain military programs that utilize the Company’s products;

•	asserted and unasserted claims, and in particular, the Company’s ability to successfully negotiate claims relating to cost over-runs of work performed on certain customer contracts;

•	changes in employee relations;

•	environmental matters;

•	changes in accounting principles or new accounting standards; and

•	compliance with laws and regulations.

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

PART I

ITEM 1. BUSINESS

General Overview

LMI Aerospace, Inc. is a leading provider of structural components, assemblies and kits to the aerospace, defense and technology industries. We fabricate, machine, finish and integrate formed, close tolerance aluminum and specialty alloy components and sheet metal products primarily for large commercial, corporate and regional and military aircraft. We manufacture more than 30,000 products for integration into a variety of aircraft platforms manufactured by leading original equipment manufacturers, referred to as OEMs, and Tier 1 aerospace suppliers, including Gulfstream, Boeing, Bombardier, Sikorsky, Vought Aircraft and Spirit AeroSystems. We are the sole-source provider, under long-term agreements, for many of the products that we provide. Our primary aerospace products include:

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

We also provide our customers with value-added services related to the production, assembly and distribution of aerospace components, as well as delivering kits of products directly to customer points of use. We believe these value-added services strengthen our position as a preferred supplier by improving overall production efficiencies and value for our customers. These services include:

•  kitting;
•  assembly;
•  just-in-time delivery;
•  warehousing;
•  engineered tool design, fabrication and repair;
•  prototyping and manufacturing producibility design;
•  polishing and painting;
•  heat treating and aging of components;
•  chemical milling; and
•  metal finishing.

In addition to aerospace products, we produce components and assemblies for laser equipment used by semiconductor and medical equipment manufacturers in the technology industry. We also provide prototyping and design capabilities to these customers to support new product development.

We were founded over 58 years ago as a manufacturer of components to the large commercial aircraft market of the aerospace industry. In recent years we have expanded our capabilities and diversified our operations through a number of acquisitions and business initiatives. For example, in 2001, we acquired the operating assets of Tempco Engineering, Inc.

This acquisition expanded our aerospace product line and added technology components used in semiconductor and medical equipment. In 2002, we acquired Versaform Corporation and Southern Stretch Forming and Fabrication, Inc., producers of large formed metal components for the regional jet, business jet and military markets of the aerospace industry. In 2006, we acquired Technical Change Associates, Inc., a provider of lean manufacturing, facility layout and business planning consulting services.

    We were organized as a Missouri corporation in 1948. Our principal executive offices are located at 411 Fountain Lakes Blvd., St. Charles, Missouri 63301. Our Internet address is www.lmiaerospace.com. Interested readers can access the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the Securities and Exchange Commission website at www.sec.gov. Such reports are generally available on the day they are filed. Additionally, the Company will furnish interested readers a paper copy of such reports, upon request, free of charge.

See "Risk Factors" beginning on page 12 for a description of certain risks relevant to our business.

Recent Developments

On December 28, 2006, we entered into an agreement with a third party to sell and lease back certain of our real estate properties for a total sale price of $10.3 million. The sale of one of these properties occurred on December 28, 2006 for a sale price of $4.3 million. On February 13, 2007, the sale of the three remaining properties was completed at a price of $6.0 million. The two operating lease agreements resulting from the sale expire on February 28, 2025 and we have the options for three additional five-year renewal terms. The combined initial annual minimum lease payment for the four properties is $0.9 million and will be increased by 2.3% per year. Total gain from the sale of these properties in the amount of $4.3 million ($2.6 million as of December 31, 2006) will be deferred and recognized over the term of the leases.

On March 9, 2007, we relocated our principal executive offices to 411 Fountain Lakes Blvd., St. Charles, Missouri 63301.

Business Segments

We currently report the results of our operations in a single segment, as defined by the accounting principles generally accepted in the United States of America. During fiscal years ended December 31, 2002 through December 31, 2005, however, our Tempco location was considered the Machining and Technology segment, a separate operating and reporting segment due primarily to its technology products which are subject to different market risks from our aerospace products. Although discrete financial information was not available for Tempco’s technology operation, the plant itself was treated as a separate segment given the relatively significant sales and identifiable assets of its technology products and expected growth at the time. Subsequent to December 31, 2005, however, we reevaluated the appropriateness of treating Tempco as a separate segment in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, given the growth in our Sheet Metal segment, as well as changes made to our organizational structure. We considered the fact that Tempco’s technology product sales and related identifiable assets, primarily accounts receivable and inventory, were expected to remain at approximately 5% to 6% of our total sales and assets, respectively. In addition, the chief operating decision-maker now oversees operational assessments and resource allocations on a company-wide basis, and the production processes and products of Tempco are not so dissimilar as to warrant segmentation. Based on the foregoing, we concluded that, effective January 1, 2006, Tempco should no longer be considered a separate segment, and, accordingly, our results are now reported in a single segment.

Customers and Products

Customers

Our principal customers are primarily leading OEMs and Tier 1 suppliers in the corporate and regional, large commercial and military aircraft markets of the aerospace industry. Through December 31, 2006, direct sales to our top four customers (Gulfstream Aerospace Corporation, Spirit AeroSystems, Vought Aircraft Industries and Boeing Company) accounted for a total of approximately 67% of our sales. The loss of any of these customers could materially affect our sales and profitability.

We have entered into long-term agreements with our customers whereby the customer commits to purchase all of its requirements of a particular component from us. When operating under these agreements, our customers issue purchase orders or provide a shipment signal to schedule delivery of products at a previously negotiated price. Our products sold outside of long-term agreements are based upon previously negotiated pricing and specific terms and conditions on purchase orders.

See “Item 1A. Risk Factors.  Risks Related to Our Business. Sales to a limited number of customers represent a significant portion of our revenues, and our long-term agreements with these customers are generally terminable upon written notice.”

Products

We fabricate, machine and integrate formed, close tolerance aluminum and specialty alloy components for use by the aerospace, technology and commercial sheet metal industries. All of our components and assemblies are based on designs and specifications prepared and furnished by our customers. Because we manufacture thousands of components, no one component accounts for a significant portion of our sales. The following table describes some of the principal products we manufacture and the models into which they are integrated:

Products	Models

Leading edge wing slats and flapskins	Gulfstream: G-350, G-450, Boeing: 737, 777, 787 Bombardier: Learjet 45 & 60, Challenger 300/604/ 605 Dash-8, CRJ 200/700/900 Cessna: Citation X

Winglets, leading edges and tips	Boeing: 737, 757

Fuselage and wing skins	Gulfstream: G-350, G-450, G-550, Boeing: 737, 747, 767, 777 Bombardier: Learjet 45 & 60, Dash-8, CRJ 200/700/900 Lockheed: F-16 Fighting Falcon, C-130 Hercules Cessna: Citation III

Helicopter cabin and aft section components and assemblies	Sikorsky: UH-60 Blackhawk

Wing panels	Boeing: 747 Bombardier: CRJ 200/700/900

Door components, assemblies and floorbeams	Gulfstream: G-350, G-450 Boeing: 737, 747 Bombardier: Challenger 604 Lockheed: F-16 Fighting Falcon, C-130 Hercules

Thrust reversers and engine nacelles/cowlings	Gulfstream: G-350, G-450 Boeing Commercial: 737, 747, 777 Boeing Defense: B-52 Buffalo Bombardier: CL415

Detail interior components	Gulfstream: G-350, G-450, G-550 Boeing: 737, 727, 747, 767, 777 Lockheed: C-130

Cockpit window frames and landing light lens assemblies	Gulfstream: G-350, G-450 Boeing: 737, 747, 767, 777, MD-80, KC-10 Bombardier: Learjet 45 & 60, Challenger 300 Lockheed: F-16 Fighting Falcon Cessna: Citation III, VII and Excel

Structural sheet metal and extruded components
Gulfstream: G-350, G-450, G-550
Boeing Commercial: 737, 727, 747, 767, 777, 787
Boeing Defense: F-15 Eagle, F/A-18 Hornet, C-17
Globemaster
Bombardier: CRJ 200/700/900, Global Express
Lockheed:F-16 Fighting Falcon, C-130 Hercules

Auxiliary power units	Gulfstream: G-550 Boeing: V-22 Osprey Embraer: ERJ

Housings and assemblies for gun turrets	Boeing: AH-64 Apache

Fans, heat exchangers, and various assemblies	Cymer: ELS 7000, ELS 6010, XLA 100 IntraLase: FS Laser

See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Overview" for detailed information regarding the revenues contributed by each of the large commercial, corporate and regional, military and technology product sectors.

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

We manufacture some components using several processes including:

•  fluid cell press;
•  sheet metal and extrusion stretch;
•  skin stretch;
•  stretch draw;

•  hot joggle;
•  machining and turning;
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

Products are also produced using close tolerance machining methods. These methods involve the machining of various metals, such as stainless steel, aluminum, monel, kevlar and numerous varieties of steel and castings. We have the capability of machining steel and castings in both heat-treated and non-heat-treated conditions. The parts we manufacture using these close-tolerance machining methods are typically small to medium sized parts.

We process parts through conventional and computer numerical control machining methods, also known as CNC, from raw material or castings up to and including assembly processes. In addition, complex machining of parts is accomplished through experience in engineering set-ups to produce intricate and close tolerances with very restrictive finish requirements. Each machining facility is also set up to complete turnkey, research and development projects to better support engineering changes from customers.

Value-Added Services

In addition to the products we sell, each segment offers various value-added services that are intended to result in both cost and time savings. These services include:

•  kitting;
•  assembly;
•  just-in-time delivery;
•  warehousing;
•  engineered tool design, fabrication and repair;
•  prototyping and manufacturing producibility design;
•  polishing and painting;
•  heat treating and aging of components;
•  chemical milling; and
•  metal finishing.

Also, our distribution facilities in Savannah, Georgia and Tulsa, Oklahoma are designed to kit manufactured components and deliver to customer points of use in a just-in-time manner.

Backlog

The Company’s backlog is displayed in the following table:

	As of December 31, ($ in millions)
	2006	2005
Total	$139.9	$105.9
Portion deliverable within 12 months	$99.2	$92.8

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

We purchase the majority of these materials through contracts we have negotiated with a distributor and a mill as well as contracts certain of our customers have negotiated with distributors. These contracts are designed to provide an adequate supply of material at predictable pricing levels. If supply is not available or we need a product that is not covered under these agreements, we use a variety of mills and distributors to support our needs. We believe that currently there are adequate alternative sources of supply.

Quality Assurance and Control

Our Aerospace Quality Systems are continuously reviewed and updated to comply with the requirements of ISO9001-2000/AS9100 Revision B and Nadcap (National Aerospace and Defense Contractors Accreditation Program) special processes quality requirements. The continuous review and updating of our processes have allowed our fabrication facilities, with third party ISO9001-2000/AS9100 registrations from National Quality Assurance, USA and Perry Johnson Registrars and Performance Review Institute, to maintain those certifications for 2007 and beyond.

This attention to quality system and business processes has allowed us to remain an approved supplier for many of the leading OEM and Tier 1 suppliers such as Gulfstream, Boeing, Bombardier, Sikorsky Aircraft, Spirit AeroSystems, Lockheed Martin, Cessna, Raytheon, Goodrich, Hamilton Sundstrand and others.

Our quality systems include the quality review of work order masters and outside purchase orders to ensure that the flow-down of our customer's requirements are being addressed both internally and externally. The quality review of the work order master also ensures that the necessary inspection operations are properly located within the work order to verify and control the outcome of the fabrication processes. We use an ongoing employee training program and lean manufacturing techniques to assist employees in becoming familiar with any changes in our procedures or special customer requirements. We use a robust internal auditing program for each of the facilities to ensure that the training is effective and to ensure ongoing compliance to industry and customer required standards. The internal auditing is provided by a combination of Quality Engineer/Auditors located in some of our facilities or by Corporate Quality Engineer/Auditors traveling to our individual facilities from our headquarters to perform internal audits. All of our quality auditors have completed Registrar Accreditation Board approved Lead Auditor training and have been observed by a Corporate Quality Engineer/Auditor.

We utilize a first part buy-off at each operation during the fabrication process as well as a 100% final inspection of parts to verify their compliance with the customer's configuration requirements.

We use the AS9102 Rev A standard and forms to perform First Article Inspections. Our Corporate Quality Group maintains our Approved Supplier List (ASL) for all facilities. This includes reviewing surveys, performing on-site audits and constant monitoring of customer ASL's to verify that suppliers are maintaining their customers' direct approvals.

Sales and Marketing

Our sales and marketing group targets four market sectors: corporate and regional aircraft, large commercial aircraft, military aircraft and non-Aerospace. We utilize six Program Managers to support these sectors. At each of our facilities, customer service representatives establish and maintain a business relationship between customers and our production and fabrication business units with a focus on customer satisfaction. Additionally, we retain two independent sales representatives.

Awards of new work are generally preceded by receipt of a request for quotation, referred to as an RFQ. Upon receipt, the RFQ is preliminarily reviewed by a team consisting of members of senior management, a program manager, an estimator, engineering and plant management. If our team determines that the program is adequately compatible with our capabilities and objectives, we prepare a formal response. A substantial percentage of new programs are awarded on a competitive bid basis.

Competition

Our competitors in the aerospace industry consist of a large fragmented group of companies, including certain business units or affiliates of our customers. However, we are unaware of any single company in the aerospace industry that competes in all of our processes. We believe competition within the aerospace industry will increase substantially as a result of industry consolidation, trends favoring greater outsourcing of components, the reduction of the number of preferred suppliers and increased capabilities of foreign sources. We also believe participants in the aerospace industry compete primarily with respect to delivery, price and quality.

Unlike the aerospace industry, we believe there are only a few producers of components similar to the principal technology components manufactured by us. We believe engineering capability, responsiveness and price are key aspects of competition in the technology industry.

In all of our industries, some of our competitors, including business units affiliated with our customers, have substantially greater financial, production and other resources than us. We also believe that foreign aerospace manufacturers are becoming an increasing source of competition, due largely to foreign manufacturers' access to low-cost labor. Within the aerospace industry, the prevalence of industry participation commitments, pursuant to which domestic OEMs agree to award production work to manufacturers from a foreign country in order to obtain orders from that country are also driving this trend.

Governmental Regulations and Environmental Compliance

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

In addition, we may become liable for the costs of removal or remediation of hazardous substances released on or in our facilities without regard to whether we knew of, or caused, the release of such substances. We believe that we are currently in material compliance with applicable laws and regulations and we are not aware of any material environmental violations at any of our current or former facilities. There can be no assurance, however, that our prior activities did not create a material environmental situation for which we could be responsible or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations, or an increase in the amount of hazardous substances generated or used by our operations) will not result in any material environmental liability to us or result in a material adverse effect to our financial condition or results of operations.

Employees

As of December 31, 2006, we had 839 permanent employees, of whom 18 served in executive positions, 128 served in administrative positions and 693 were engaged in manufacturing operations. In addition, we also used the services of approximately 77 temporary employees. None of our employees are subject to a collective bargaining agreement, and we have not experienced any material business interruption as a result of labor disputes since our inception. We believe we have an excellent relationship with our employees.

We strive to continuously train and educate our employees, which enhances the skill and flexibility of our work force. Through the use of internally developed programs, which include formal classroom and on-the-job, hands-on training, lean manufacturing training developed jointly with external resources and tuition reimbursement programs we fund, we seek to attract, develop and retain the personnel necessary to achieve our growth and profitability objectives.

Seasonality

We do not generally experience any seasonality in the demand for our products.

Geographic Operations

We derive less than ten percent of our sales from foreign sources.

ITEM 1A.  RISK FACTORS

You should carefully consider the following risks and other information contained in or incorporated by reference in this Annual Report on Form 10-K when evaluating our business and financial condition. Although the risks described below are the risks that we believe are material, there may also be risks of which we are currently unaware, or that we currently regard as immaterial based on the information available to us that later prove to be material. These risks may adversely affect our business, financial condition and operating results.

Risks Related to Our Business

Sales to a limited number of customers represent a significant portion of our revenues, and our long-term agreements with these customers are generally terminable upon written notice.

As of December 31, 2006, 67% of our aggregate sales were dependent upon relationships with four major customers: Gulfstream Aerospace Corporation, Spirit AeroSystems, Vought Aircraft Industries and Boeing Company. Although a majority of our sales, including sales to these customers, are made pursuant to long-term agreements, these agreements are generally terminable upon written notice by the customer and typically do not require the customer to purchase any specific quantity of products. As a result, our sales under these agreements may not continue for the full term of the agreements or be consistent with historical sales levels. Additionally, the loss of any one of these customers, or a significant reduction in the amount of orders received from any one of these customers, could cause a significant decrease in our net sales and profitability. We anticipate that a small number of large customers will continue to represent a significant portion of our sales for the foreseeable future. See “Item 1. Business — Competition.”

We may experience cost over-runs related to orders for new products and changes to existing products, and we may be unable to recoup the resulting increased costs.

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

At December 31, 2006, we had approximately $140 million of order backlog. We consider backlog to be firm customer orders for future delivery. From time to time, our OEM customers provide projections of components and assemblies that they anticipate purchasing in the future under new and existing programs. These projections are not included in our backlog unless we have received a firm purchase order or order commitment from our customers. Our customers may have the right, under certain circumstances and with certain penalties or consequences, to terminate, reduce or defer firm orders that we have in backlog. If our customers terminate, reduce or defer firm orders, we may be protected from certain costs and losses, but our sales will nevertheless be adversely affected.

Given the nature of our industry and customers, there is always a risk that orders may be cancelled or rescheduled due to fluctuation in our customers’ business needs, purchasing budgets or inventory management practices. Moreover, our realization of sales from new and existing programs is inherently subject to a number of important risks and uncertainties, including the possibility that our customers will not launch programs on time, or at all, the number of units that our customers will actually produce will change and the timing of production will be altered. Also, until firm orders are pledged, our customers generally have the right to discontinue a program or replace us with another supplier at any time without penalty. Our failure to realize sales from new and existing programs would adversely impact our net sales, results of operations and cash flow.

We may be required to risk our capital to continue existing partnerships or develop new strategic partnerships with OEMs.

Many OEMs are moving toward developing strategic, and sometimes risk-sharing, partnerships with their larger suppliers. Each strategic partner provides an array of integrated services including purchasing, warehousing and assembly for OEM customers. We have been designated as a strategic partner by some OEMs and are striving to become a strategic partner of other OEMs. In order to maintain our current strategic partnerships and establish new ones, we may need to expand our existing capacities or capabilities. We may not, however, have the financial ability or technical expertise to do so. Moreover, many new aircraft programs require that major suppliers become risk-sharing partners, so that the cost of design, development and engineering work associated with the development of the aircraft is borne in part by the supplier, usually in exchange for a long-term agreement to supply critical components or subassemblies.

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

A key element of our growth strategy continues to be expansion of our business through the acquisition of complementary businesses involved in the aerospace industry and strategic acquisitions that would provide us with access to new industries, product lines and technology. Our ability to expand by acquisition is dependent upon, and may be limited by, the availability of suitable acquisition candidates and our capital resources. Acquisition risks include:

•	difficulties in assimilating the operations and personnel of acquired companies;

•	difficulties associated with implementing and integrating new product lines and meeting new tolerance requirements;

•	difficulties in accurately pricing new products;

•	the failure to realize potential cost savings or other financial and strategic benefits;

•	the incurrence of substantial unanticipated integration costs;

•	the potential loss of key employees of the acquired companies;

•	the incurrence of substantial, additional indebtedness in funding such acquisitions;

•	significant strain on our managerial, financial and other resources; and

•	potential goodwill impairment.

Furthermore, although we will investigate the business operations and assets of entities that we acquire, there may be liabilities that we fail or are unable to discover and for which we, as a successor owner or operator, may be liable. Also, the necessity of integrating our internal controls over financial reporting with businesses acquired by us in order to meet the requirements of Section 404 of the Sarbanes - Oxley Act of 2002 will add additional cost and expense to acquisitions and expose us to the risk that we may not be successful in integrating our internal control over financial reporting with that of the acquired business on a timely basis.

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

Anti-takeover provisions and our organizational documents may discourage our acquisition by a third party, which could limit your opportunity to sell your shares at a premium.

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

•	advanced notice procedures for shareholders to nominate candidates for election of directors and for shareholders to submit proposals for consideration at shareholders’ meetings;

•	the staggered election of our directors; and

•	restrictions on the ability of shareholders to call special meetings of shareholders.

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

As of June 30, 2006, our directors and executive officers beneficially owned approximately 32% of our common stock. As a result, these shareholders, acting together, will be able to control or effectively control all matters requiring approval by our shareholders, including the election of our directors and any merger, sale of assets or other change of control transaction.

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

Acts of sabotage or terrorism or adverse results to the U.S. and its military conflicts, such as the current conflict in Iraq, would likely have an adverse impact on the large commercial, corporate and regional aircraft industries, which could lead to reduced demand for our products and services. Prior industry downturns caused by such acts or results have negatively affected our net sales, gross margin, net income and cash flow. In particular, we and the aerospace industry suffered significantly as a result of the events of September 11, 2001, the events of which caused a substantial downturn in new large commercial aircraft deliveries and order cancellations or deferrals by major domestic and international air carriers.

We may not be able to maintain or improve our competitive position because of the intense competition in the markets we serve.

Our competitors in the aerospace industry consist of a large fragmented group of companies, including certain business units or affiliates of our customers. We believe that competition within the aerospace industry will increase substantially as a result of industry consolidation, trends favoring greater outsourcing of components and a decrease in the number of preferred suppliers. We also believe foreign aerospace manufacturers will become an increasing source of competition, due largely to foreign manufacturers’ access to low-cost labor and the increased prevalence of industry participation commitments, pursuant to which domestic OEMs agree to award production work to manufacturers from a foreign country in order to obtain orders from that country. Some of our competitors have substantially greater financial, production and other resources than us. These competitors may have:

•	the ability to adapt more quickly to changes in customer requirements and industry conditions or trends;

•	greater access to capital;

•	stronger relationships with customers and suppliers; and

•	greater name recognition.

Decreases in the availability or increases in the cost of our raw materials would increase our operating costs.

Most of our components are manufactured from aluminum products. From time to time, we, and the aerospace components industry as a whole, have experienced shortages in the availability of aerospace quality aluminum. In addition, we utilize certain materials in the manufacture of our non-aerospace products that, in some cases, may be provided by a limited number of suppliers. Raw material shortages could limit our ability to meet our production needs and adversely affect our ability to deliver products to our customers on a timely basis. Also, raw material shortages and capacity constraints at our raw material producers are outside of our control and can cause the price of aluminum to increase. Any significant shortage or price escalation of raw materials such as aluminum could increase our operating costs, which would likely reduce our profits.

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

Compliance with and changes in environmental, health and safety laws and other laws that regulate the operation of our business and industry standards could increase the cost of production and expose us to regulatory claims.

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

While we require Federal Aviation Administration certifications only to a limited extent, we typically are required to maintain third-party registration to industry specification standards, such as AS9100 and National Aerospace and Defense Contractors Accreditation Program, for our quality systems and processes. In fact, many individual OEMs and Tier 1 suppliers require certifications or approvals of our work for them based on third-party registrations in order to engineer and serve the systems and components used in specific aircraft models. If material OEM certifications or approvals were revoked or suspended, OEMs may cease purchasing our products.

Moreover, if in the future new or more stringent governmental regulations are adopted, or industry oversight heightened, such action could result in our incurrence of significant additional costs.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Facilities

The following table provides certain information with respect to our headquarters and manufacturing centers:

		Square
Location	Principal Use	Footage	Interest
3600 Mueller Road St. Charles, Missouri	Executive and Administrative Offices and Manufacturing Center	62,585	Leased (1)
411 Fountain Lakes Blvd. St. Charles, Missouri	Executive and Administrative Offices and Manufacturing Center	65,580	Leased (2)
3030-3050 N. Hwy 94 St. Charles, Missouri	Manufacturing Center and Storage	92,736	Owned(3)
3000-3010 N. Hwy 94 St. Charles, Missouri	Assembly and Storage	30,074	Leased(4)
101 Western Ave. So. Auburn, Washington	Manufacturing Center	79,120	Leased(5)
2629-2635 Esthner Ct. Wichita, Kansas	Manufacturing Center	31,000	Owned(3)
2621 W. Esthner Ct. Wichita, Kansas	Manufacturing Center and Administrative Offices	39,883	Leased(6)
2104 N. 170th St. E. Ave. Tulsa, Oklahoma	Finishing and Manufacturing Facility	75,000	Owned(3)
1120 Main Parkway Catoosa, Oklahoma	Distribution Center	40,000	Leased(7)
2205 and 2215 River Hill Rd. Irving, Texas	Machining Facility	8,400	Leased(8)
101 Coleman Blvd. Pooler, Georgia	Distribution	43,200	Leased(9)
A.V. Eucalipto, #2351 Col. Rivera Modula Cy D, C.P. 21259 Mexicali, Baja California, Mexico	Manufacturing Center	34,857	Leased(10)

8866 Laurel Canyon Blvd. Sun Valley, California	Office and Manufacturing	26,200	Leased(11)
11011-11021 Olinda Street Sun Valley, California	Office, Manufacturing and Storage	22,320	Leased(12)
1377 Specialty Drive Vista, California	Office and Manufacturing	85,004	Leased(13)

__________________________________

(1)
Subject to graduated yearly rent payments of $373,376 to $549,581 during the lease term. The lease expires on February 28, 2025, subject to our option to extend the lease for three additional five-year terms. Also see discussion in (2) below.

(2)
On March 9, 2007, we relocated our principal executive offices to this location which also provides additional manufacturing space. The graduated yearly rent payments are between $397,567 and $528,727 over the ten-year lease term and we have the options for two additional three-year terms.

(3)	Sold to and leased back from a third party subsequent to December 31, 2006. See “Recent Developments” in “Part I, Item 1”.

(4)	Month to month lease with monthly rent of $10,022.

(5)
Subject to yearly rent payments of $444,000 through June 30, 2008 and $492,000 through lease expiration date of June 30, 2011; we retain the option to extend the lease for two additional three-year terms.

(6)	Subject to yearly rent payments of $148,620 and expires on July 1, 2009; we retain an option to extend the lease term for an additional five years.

(7)	Subject to yearly rent payments of $111,600 and expires on August 31, 2007.

(8)	Subject to yearly rent payments of $45,000 and expires on October 31, 2008.

(9)	Subject to yearly rent payments of $184,320 through August 31, 2007 and $165,120 through lease expiration date of August 31, 2008.

(10)	Subject to graduated monthly rent payments of $13,594 to $15,755 during the lease term and the lease expires on March 31, 2012.

(11)	Subject to yearly rent payments of $182,352 and expires on March 31, 2009; we retain an option to extend the lease for two additional terms, which consist of three years and two years, respectively.

(12)	Subject to yearly rent payments of $160,704 and expires on March 31, 2009.

(13)
Subject to graduated yearly rent payments of $455,166 to $572,304 during the lease term. The lease expires on September 30, 2013, subject to our option to extend the lease for two additional five-year terms.

ITEM 3. LEGAL PROCEEDINGS

In February 2004, Versaform Corporation, our wholly-owned subsidiary, was served with a grand jury subpoena and we were informed that the U.S. Attorney's Office for the Southern District of California, Department of Defense, Office of Inspector General, Defense Criminal Investigative Service and the Federal Bureau of Investigation were conducting an investigation relating to structural components of B-52 engine cowlings Versaform manufactured for Nordam Corporation, components of auxiliary power units Versaform manufactured for Hamilton Sundstrand, a United Technologies Company, and certain tools Versaform manufactured for Lockheed Martin Corporation.

Although the investigation is ongoing, neither we nor Versaform has been served with notice of any pending, related legal action, and Versaform continues to cooperate with the government. Documents responsive to the subpoena have been produced.

In May 2005, we presented a $4.0 million claim accompanied by supporting documentation to a customer regarding a dispute over a price increase and certain extraordinary costs we incurred. In response, the customer notified us of their intent to file a claim for $9.5 million alleging certain of our parts were non-conforming. No lawsuit has been filed by either party and discussions are ongoing about possible resolution of the claims. Nonetheless, we are vigorously pursuing our claim against the customer and defending against the customer's allegations. As with any dispute, however, the outcome is uncertain. Moreover, pending our receipt of supporting documentation for the customer's allegations, we are unable to assess whether our products liability policies would cover the potential liability, if any, resulting from the customer's allegations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
SECURITIES.

Market Information

The Company’s common stock is traded on The NASDAQ Stock Market LLC under the symbol “LMIA.” The following table sets forth the range of high and low sales prices for the Company’s common stock for the periods indicated during the Company’s past two fiscal years:

Period	High	Low

Fiscal 2006
1st quarter	$19.13	$12.39
2nd quarter	$22.78	$15.21
3rd quarter	$23.86	$16.91
4th quarter	$21.37	$15.10
Fiscal 2005
1st quarter	$7.60	$4.16
2nd quarter	$5.78	$4.27
3rd quarter	$9.41	$4.85
4th quarter	$15.66	$6.59

Holders

As of March 7, 2007, there were approximately 72 holders of record of the Company’s common stock.

Dividends

We have not historically declared or paid cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Our credit facility with Wells Fargo Business Credit, Inc. prohibits us from declaring a dividend with respect to our common stock without the lender’s approval. We currently intend to retain our earnings, if any, and reinvest them in the development of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

On July 7, 2005, our shareholders approved the LMI Aerospace, Inc. 2005 Long-term Incentive Plan (the “2005 Plan”). The 2005 Plan replaced the Amended and Restated LMI Aerospace, Inc. 1998 Stock Option Plan (the “1998 Plan”) as the Company’s only compensation plan under which the Company’s common stock is authorized for issuance to employees or directors. The 2005 Plan provides for the grant of non-qualified stock options, incentive stock options, shares of restricted stock, restricted stock units, stock appreciation rights, performance awards, and other stock-based awards and cash bonus awards. Up to 1,200,000 shares of common stock are authorized for issuance under the 2005 Plan.

The following table summarizes information about our equity compensation plan as of December 31, 2006. All outstanding awards relate to the Company’s common stock.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Number of Unvested Restricted Stock Issued	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Weighted-Average Grant-Date Fair Value of Restricted Stock	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in columns (a) and (b))
	(a)	(b)	(c)	(d)	(e)
Equity compensation plans approved by security holders:
2005 Long-Term Incentive Plan	137,234	37,000	$3.24	$12.85	968,876
Equity compensation plans not approved by security holders	-	-	-	-	-
Total	137,234	37,000	$3.24	$12.85	968,876

Issuer Purchases of Equity Securities

In 1998, the Company’s Board of Directors authorized the repurchase of up to 1,100,000 shares. As of December 31, 2006, the Company had purchased 960,520 shares under this arrangement, but the Company made no purchases of stock under this arrangement during 2006.

Performance Graph

Set forth below is a line graph presentation comparing the yearly percentage change in cumulative total shareholder returns since December 31, 2001 on an indexed basis with the S & P 500 Index and the S&P Small Cap Aerospace/Defense Index, which is a nationally recognized industry standard index.

The following graph assumes the investment of $100 in LMI Aerospace, Inc. Common Stock, the S & P 500 Index and the S&P Small Cap Aerospace/Defense Index as well as the reinvestment of all dividends. There can be no assurance that the performance of the Company’s stock will continue into the future with the same or similar trend depicted in the graph below.

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data set forth below for each of the five years ended December 31, 2006, should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements, related notes and other financial information included herein. The financial data for the year ended December 31, 2002 was derived from our consolidated financial statements that were audited by Ernst & Young LLP, independent registered public accounting firm. The financial data for the years ended December 31, 2003 through 2006 was derived from our consolidated financial statements for those periods that were audited by BDO Seidman, LLP, independent registered public accounting firm.

(Dollar amounts in thousands, except share and per share data)

	2006	2005	2004	2003	2002(1)
Statement of Operations Data:

Net sales	$122,993	$101,073	$85,908	$75,855	$81,349
Cost of sales	89,527	76,326	69,510	67,485	69,185
Gross profit	33,466	24,747	16,398	8,370	12,164
Selling, general & administrative expenses (2)	17,243	14,474	13,870	13,423	12,931
Goodwill impairment charges	-	-	-	-	5,104
Income (loss) from operations	16,223	10,273	2,528	(5,053)	(5,871)
Interest expense	(93)	(2,019)	(2,175)	(1,645)	(1,495)
Other (expense) income, net	(121)	30	313	306	(525)
Income (loss) before income taxes	16,009	8,284	666	(6,392)	(7,891)
Provision for (benefit of) income taxes	5,334	3,133	236	(2,411)	(691)
Income (loss) before cumulative change in accounting principle	10,675	5,151	430	(3,981)	(7,200)
Cumulative effect of change in accounting principal, net of tax (3)	-	-	-	-	(1,104)
Net income (loss)	$10,675	$5,151	$430	$(3,981)	$(8,304)

Amounts per common share:
Income (loss) before cumulative effect of change in accounting principle	$1.02	$0.62	$0.05	$(0.49)	$(0.89)
Cumulative effect of change in accounting principle, net of tax	-	-	-	-	(0.14)
Net income (loss)	$1.02	$0.62	$0.05	$(0.49)	$(1.03)
Net income (loss) - assuming dilution	$1.01	$0.61	$0.05	$(0.49)	$(1.03)
Weighted average common shares outstanding	10,494,747	8,291,337	8,186,158	8,181,786	8,077,293
Weighted average dilutive common shares outstanding	10,615,251	8,401,426	8,200,114	8,181,786	8,077,293

Other Financial Data:
Capital expenditures	$6,671	$2,903	$1,266	$1,001	$2,293
Cash flows from (used by) operating activities	6,160	5,342	7,426	1,011	(2,042)
Cash flows used by investing activities	(4,964)	(2,786)	(314)	(371)	(13,991)
Cash flows from (used by) financing activities	23,180	(2,935)	(7,119)	(1,412)	12,587
Gross profit margin	27.2%	24.5%	19.1%	11.0%	15.0%

Balance Sheet Data
Cash and equivalents	$24,411	$35	$414	$441	$1,182
Working capital	65,411	28,941	25,593	25,919	28,054
Total assets	108,610	71,957	65,381	70,519	77,865

Total long-term debt, excluding current portion	583	15,462	18,583	21,756	24,621
Stockholders’ equity	90,510	39,832	34,352	33,792	37,736

(1)
Includes the operating results of Versaform subsequent to the acquisition on May 16, 2002, the results of Stretch Forming Corporation subsequent to the acquisition on June 12, 2002 and the results of Southern Stretch Forming and Fabrication, Inc. subsequent to the acquisition on September 30, 2002.

(2)	Includes restructuring charges of $0, $8, $923 and $527 for the years ended December 31, 2006, 2005, 2004 and 2003, respectively.

(3)	During 2002, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” which resulted in a charge to earnings of $1,104.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We manufacture and distribute formed and machined components for use in the aerospace, technology and commercial sheet metal industries. We primarily sell our products to the corporate and regional aircraft, large commercial aircraft, military products and technology products markets within the aerospace and technology industries. Historically, our business was primarily dependent on the large commercial aircraft market, with Boeing as our principal customer. In order to diversify our product and customer base, we implemented an acquisition and marketing strategy in the late 1990’s that has broadened the number of industries to which we sell our components, and, within the aerospace industry, have diversified our customer base to reduce our dependence on Boeing. The following table illustrates our sales percentages over the last three years to our primary industries and markets.

Market	2006	2005	2004
Corporate and regional aircraft	38.6%	43.5%	36.6%
Large commercial aircraft	30.7	28.5	25.3
Military products	21.5	16.1	20.4
Technology products	5.0	5.9	9.8
Other (1)	4.2	6.0	7.9
Total	100.0%	100.0%	100.0%
__________________________________________________
(1)	Includes commercial consulting, sheet metal, and various aerospace products.

Beginning in 2001, we began an aggressive acquisition program that resulted in the consummation of four transactions through 2002. In April 2001, we acquired Tempco Engineering, Inc. and its affiliates, which expanded our aerospace product line and introduced us to the technology industry. In 2002, we acquired Versaform Corporation and certain of its affiliates, as well as Stretch Forming Corporation and Southern Stretch Forming and Fabrication, Inc. The Versaform acquisition significantly increased our presence in the corporate and regional aircraft market while adding various military products to our product line. The Stretch Forming acquisition further supplemented our military product line. Finally, our acquisition of Southern Stretch Forming and Fabrication increased our business in the corporate and regional aircraft market.

In January 2006, we acquired the assets of Technical Change Associates, Inc., a provider of lean manufacturing, facility layout and business planning consulting services. This acquisition facilitated our continued efforts to improve production efficiency as well to support our other operational objectives.

Results of Operations

We currently report the results of our operations in a single segment, as defined by the accounting principles generally accepted in the United States of America. During fiscal years ended December 31, 2002 through December 31, 2005, however, our Tempco location was considered the Machining and Technology segment, a separate operating and reporting segment due primarily to its technology products which are subject to different market risks from our aerospace products. Although discrete financial information was not available for Tempco’s technology operation, the plant itself was treated as a separate segment given the relatively significant sales and identifiable assets of its technology products and expected growth at the time. Subsequent to December 31, 2005, however, we reevaluated the appropriateness of treating Tempco as a separate segment in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, given the growth in our Sheet Metal segment, as well as changes made to our organizational structure. We considered the fact that Tempco’s technology product sales and related identifiable assets, primarily accounts receivable and inventory, were expected to remain at approximately 5% to 6% of our total sales and assets, respectively. In addition, the chief operating decision-maker now oversees operational assessments and resource allocations on a company-wide basis, and the production processes and products of Tempco are not so dissimilar as to warrant segmentation. Based on the foregoing, we concluded that, effective January 1, 2006, Tempco should no longer be considered a separate segment, and, accordingly, our results are now reported in a single segment.

Year ended December 31, 2006 compared to year ended December 31, 2005

The following table provides the comparative data for 2006 and 2005:

	2006	2005
	($ in millions)
Net sales	$123.0	$101.1
Cost of sales	89.5	76.3
Gross profit	33.5	24.8
S,G & A	17.3	14.5
Income from operations	16.2	10.3
Other income (expense), net	(0.2)	(2.0)
Income before income taxes	16.0	8.3
Provision for income taxes	5.3	3.1
Net income	$10.7	$5.2

Net Sales. Net sales were $123.0 million in 2006, an increase of 21.7% from $101.1 million in 2005. The following table summarizes our total sales by the market served:

Category	2006 ($ in millions)	% of Total	2005 ($ in millions)	% of Total
Corporate and regional aircraft	$47.4	38.6%	$43.9	43.5%
Large commercial aircraft	37.8	30.7	28.8	28.5
Military products	26.5	21.5	16.3	16.1
Technology products	6.2	5.0	6.0	5.9
Other	5.1	4.2	6.1	6.0
Total	$123.0	100.0%	$101.1	100.0%

Net sales for corporate and regional aircraft were $47.4 million during 2006 compared to $43.9 million in 2005, an increase of 8.0%. This increase was primarily attributable to higher production rates at Gulfstream.

Large commercial aircraft generated net sales of $37.8 million in 2006 compared to $28.8 million in 2005, an increase of 31.3%. Net sales to this market were driven by higher production rates on certain models at Boeing. In particular, we generated net sales for the Boeing 737 of $22.6 million in 2006, up 38.7% from $16.3 million in 2005, net sales for the Boeing 747 of $7.4 million in 2006, up 17.5% from $6.3 million in 2005, and net sales for the Boeing 777 of $5.7 million in 2006, up 32.6% from $4.3 million in 2005.

Net sales of military products were $26.5 million in 2006 compared to $16.3 million in 2005, an increase of 62.6%. This increase in net sales resulted from net sales for the Sikorsky Blackhawk program which generated $12.3 million of net sales in 2006 compared to $0.8 million in 2005. Additionally, net sales for the Boeing Apache helicopter generated $5.3 million in 2006, up 17.8% from $4.5 million in 2005. Partially offsetting these increases was a decline in net sales on the Lockheed F-16 and C-130 which generated $3.8 million in 2006, down from $6.2 million in 2005, reflecting our planned exit from these programs. Our contract on the F-16 and C-130 work expires at the end of 2007. The remaining net sales of military products for 2006 and 2005 supported a large number of programs.

Net sales of technology products were $6.2 million in 2006 compared to $6.0 million in 2005, an increase of 3.3%. An increase in net sales of components for use in semiconductor products was substantially offset by a decline in net sales of components for medical applications.

Other net sales are primarily consulting services for lean manufacturing, commercial sheet metal and machined components and various aerospace products that are not easily identifiable to the appropriate aircraft and market.

Gross Profit. Gross profit for 2006 was $33.5 million (27.2% of net sales) compared to $24.8 million (24.5% of net sales) for 2005. This increase was driven by improved efficiencies generated from lean manufacturing techniques, exiting certain low margin military and commercial sheet metal work, and better coverage of fixed costs provided by the 21.7% increase in net sales. Additionally, offsetting these improvements were costs incurred in connection with a new Blackhawk assembly program of approximately $0.8 million and start-up costs to establish our new facility in Mexicali, Mexico of approximately $0.4 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $17.3 million (14.1% of net sales) in 2006 compared to $14.5 million (14.3% of net sales) in 2005. This 19.3% increase was primarily due to higher employment levels for additional infrastructure of approximately $1.0 million to support the growth in revenue and $1.2 million of operating expenses related to Technical Change Associates, Inc. acquired in January, 2006.

Other Income (Expense), Net. Other expense was $0.2 million for 2006, compared to $2.0 million for 2005. During the first quarter of 2006, we completed an offering of common shares, generating approximately $39.2 million of cash that was used to pay down the majority of our interest bearing debt. The remaining cash was invested in various taxable and tax-free investments. Therefore, interest cost was reduced as we reduced our outstanding debt and interest income was increased due to the available funds for investment.

Income Tax Expense. Income tax expense for 2006 was $5.3 million compared to $3.1 million for 2005 due to increased pre-tax income. During 2006 our effective income tax rate was 33.5%, down from 37.8% in 2005. This reduction in effective rate was created by the utilization of a capital loss carry forward which provided a tax benefit of $0.2 million that had been fully reserved in prior years and the realization of research and experimentation tax credits of $0.4 million for current and prior years. Excluding these items, the effective tax rate would have been approximately 37% in 2006,.

Year ended December 31, 2005 compared to year ended December 31, 2004

The following table provides the comparative data for 2005 and 2004 for our Sheet Metal and Machining and Technology segments.

	2005			2004
	Sheet Metal	Machining & Technology	Total	Sheet Metal	Machining & Technology	Total
			($ in millions)
Net Sales	$86.2	$14.9	$101.1	$69.6	$16.3	$85.9
Cost of Sales	62.8	13.5	76.3	56.9	12.6	69.5
Gross Profit	23.4	1.4	24.8	12.7	3.7	16.4
S, G & A	12.5	2.0	14.5	12.0	1.9	13.9
Income (Loss) from Operations	$10.9	$(0.6)	$10.3	$0.7	$1.8	$2.5

The Sheet Metal Segment

Net Sales. Net sales for the Sheet Metal Segment were $86.2 million in 2005, an increase of 23.9% from $69.6 million in 2004. The following table summarizes the sales of the Sheet Metal segment by the market served:

Market	2005	2004	Difference
		($ in millions)
Corporate and regional aircraft	$43.9	$31.3	$12.6
Large commercial aircraft	28.8	21.7	7.1
Military products	9.7	11.0	(1.3)
Other	3.8	5.6	(1.8)
Total	$86.2	$69.6	$16.6

Net sales for corporate and regional aircraft were $43.9 million during 2005 compared to $31.3 million in 2004, an increase of 40.3%. Higher production rates at Gulfstream, new work awarded to the segment in mid-2004 which had a full year impact upon 2005, and net sales on a special mission aircraft order in the fourth quarter of 2005 were primarily responsible for the increase.

Large commercial aircraft generated net sales of $28.8 million in 2005 compared to $21.7 million in 2004, an increase of 32.7%. This increase was primarily attributable to increased production rates on the Boeing 737 and 777, sales on a large cargo freighter version of the Boeing 747, and sales of approximately $1.3 million under a temporary award of Boeing 777 wing components that ended in the first half of 2006.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $12.5 million (14.5% of net sales) in 2005 compared to $12.0 million (17.2% of net sales) in 2004. The increase was primarily attributable to higher professional fees, additional staffing and compensation under performance-based plans.

The Machining and Technology Segment

Net Sales. Net sales for the Machining and Technology Segment were $14.9 million in 2005, a 8.6% decrease from $16.3 million in 2004. A summary of net sales by market is displayed in the following table:

Market	2005	2004	Difference
		($ in millions)
Military products	$6.6	$6.5	$0.1
Technology products	6.0	8.4	(2.4)
Other	2.3	1.4	0.9
Total	$14.9	$16.3	$(1.4)

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

Non-Operating Expenses

Other Income. No significant other income was recorded in 2005, compared to $0.3 million recorded in 2004, which resulted from the sale of a Canadian subsidiary and the recording of a $0.4 million gain which accounts for the majority of the change.

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

Liquidity and Capital Resources

During the first quarter of 2006, we sold 2,735,000 shares of common stock in a public offering that generated proceeds of approximately $39.2 million in cash, net of expenses. We used a portion of the net proceeds from this offering to pay down approximately $10.8 million under our revolving line of credit, extinguish our real estate term loan of $3.2 million and equipment term loan of $2.4 million, and to repay subordinated notes outstanding to certain of our directors of $1.0 million. The balance of the proceeds remains in cash and short-term investments and is available for general corporate needs.

On December 28, 2006, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Credit Agreement provides for a $40 million revolving loan facility, under which there is no requirement to provide a borrowing base of collateral to support advances. The revolving loan facility bears an interest rate between LIBOR plus 0.75% and 1.75% based on the ratio of our total funded debt to earnings before interest, taxes, depreciation and amortization. The outstanding principal balance is due and payable in full on March 31, 2012. The new credit facility is secured by all of our non-real estate assets and requires us to meet certain financial and non-financial covenants. At December 31, 2006, there were no outstanding balances under this facility.

On December 28, 2006, we entered into an agreement with a third party to sell and lease back certain of our real estate properties for a total sale price of $10.3 million. The sale of one of these properties occurred on December 28, 2006 for a sale price of $4.3 million. On February 13, 2007, the sale of the three remaining properties was completed at a price of $6.0 million. The two operating lease agreements resulting from the sale expire on February 28, 2025 and we have the options for three additional five-year renewal terms. The combined initial annual minimum lease payment for the four properties is $0.9 million and will be increased by 2.3% per year. Total gain from the sale of these properties in the amount of $4.3 million ($2.6 million as of December 31, 2006) will be deferred and recognized over the term of the leases. Proceeds from the sale are included in cash and are available for general corporate needs.

We generated cash from operations of $6.2 million in 2006 compared to $5.3 million in 2005 and $7.4 million in 2004. Net cash provided by operating activities for 2006 was favorably impacted by increased net income, decreased accounts receivable balance and increased accounts payable balance. The increase in our accounts payable during the 2006 period was $2.4 million, due to extended terms negotiated with a customer for the purchase of components used in Blackhawk assemblies, growth in purchases of subcontract services and the overall growth of the business. Cash generated from operating activities was negatively impacted by an increase in inventory of $9.3 million as work in process increased by $2.1 million and manufactured and purchased components increased by $4.2 million, in order to support our growth in net sales, and finished goods increased by $2.0 million, primarily due to changes in inventory management processes at two large customers. Additionally, we used $9.3 million of cash to fund income tax obligations.

Net cash used in investing activities for the year ended December 31, 2006 was $5.0 million compared to $2.8 million and $0.3 million for the year ended December 31, 2005 and 2004, respectively. The sale of our real estate properties discussed above generated $4.3 million of cash proceeds. We purchased $18.2 million of various government securities as investment vehicles for our cash balance. Certain of these securities matured during 2006 and provided us with $16.2 million of cash. We also spent $6.7 million for capital equipment, primarily related to equipment purchased for our new Mexicali, Mexico facility, riveting equipment purchased for the St. Charles, Missouri facility to support the Blackhawk assembly program, certain information technology hardware and software upgrades, and customized stretching equipment and milling equipment in order to meet current and expected customer demand.

Cash flow provided by financing activities was $23.2 million in 2006 compared to $2.9 million and $7.1 million used in 2005 and 2004, respectively. The net increase in cash flow primarily related to our public offering of common stock and was offset by repayment of debt discussed above.

Our capital budget for 2007 anticipates capital expenditures of approximately $7.0 million. We expect to meet our ongoing working capital and capital expenditure needs from a combination of our cash balance and cash flow from operating activities. In addition, the available borrowings under our lending agreement described above will support strategic acquisitions and investments in new program development.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of operating leases as reflected under “—Contractual Obligations and Commitments” below.

Contractual Obligations and Commitments

We had the following contractual obligations and commitments for debt and non-cancelable operating lease payments:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
		($ in thousands)
Debt(1)	$822	$238	$382	$201	$1
Operating Leases	23,829	3,220	5,905	4,554	10,150
Total (2)	$24,651	$3,458	$6,287	$4,755	$10,151

(1)	Estimated interest is not considered to be material and is not included in the balances.

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

Accounts Receivable Reserves. We evaluate the collectibility of our accounts receivable based on a combination of factors, including historical trends and industry and general economic conditions. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings or substantial downgrading of credit scores), a specific reserve for bad debts is recorded against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. Our evaluation also includes reserves for billing adjustments, pricing changes, warranty claims and disputes. If circumstances change (i.e., an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), estimates of the recoverability of amounts due to us could be reduced by a material amount. We apply this policy to our acquired businesses and make adjustments to existing bad debt reserves based upon our evaluation.

As discussed in Note 1 to the Consolidated Financial Statements included as part of this Annual Report on Form 10-K, we generate a significant portion of our revenues and corresponding accounts receivable from sales to a limited number of customers in the aerospace and technology industries. If these customers experience significant adverse conditions in their industries or operations, including the impact of the potential future downturn in demand for aerospace and technology products, these customers may not be able to meet their ongoing financial obligations to us for prior sales or purchase additional products under the terms of existing contracts.

Inventory. We value our inventories at the lower of cost or market using actual cost for raw materials and average cost for work in process, manufactured and purchased components and finished goods. In assessing the ultimate realization of inventories, we make judgments as to future demand requirements based upon customer orders in backlog, historical customer orders, customer and industry analyst estimates of aircraft production rates, and other market data available to us. Additionally, in the aviation industry, these future demand requirements depend on estimates of aircraft lives and the need for spare parts over the course of the aircraft life. We have recorded charges in recent periods due to discontinuances of product lines, losses of customer contracts, lack of order activity, or changes in expectations of future requirements.

We sell many of our products under fixed-price arrangements. Occasionally, costs of production may exceed the market values of certain products and product families, which requires us to adjust our inventory value. In these circumstances, management is required to make estimates of costs not yet incurred to determine the ultimate cost of these products that are in work in process. Changes in the assumptions and estimates of such factors as expected scrap, costs of material, labor and outside services and the amount of labor required to complete the products may result in actual results that vary from management’s estimates.

At times, we accept new orders for products from our customers in which actual production costs may differ from our expectations when we quoted the product. Additionally, customers may request engineering changes or quality acceptance changes in products that may alter the cost of products produced by us. In these circumstances, we notify the customer of these issues and seek reimbursement for costs incurred over and above the selling price of the products and re-pricing of the product on future deliveries. Our inventory valuation considers the estimated recovery of these costs. Actual negotiation of the claim amounts may result in outcomes different from those estimated by us and may have material impacts upon our operating results.

Goodwill. In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which addresses financial accounting and reporting for acquired goodwill and other intangible assets. We adopted SFAS No. 142 effective as of January 1, 2002. The statement requires that goodwill not be amortized but instead be tested at least annually for impairment and expensed to the extent the fair value of a reporting unit, including goodwill, is less than its carrying amount.

We established the value of the underlying business with the assistance of an outside expert that used Company-provided forecasts of operations by reporting unit, independent review of the assumptions in these forecasts, evaluations of the carrying value of certain assets and liabilities, and independent appraisals of our fixed assets. These forecasts required us to estimate future sales prices and volumes of our reporting units. We used our internal budgets, customer order backlog, historical customer ordering patterns, customer and industry projections of demand and other market information as well as current cost of production to estimate future cash flows. Actual results may vary significantly from our projections and may result in future material adjustments to the goodwill balance on our financial statements.

Income Taxes. We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. The provisions of SFAS No. 159 are effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a significant impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (”SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently in the process of evaluating the potential impact of SFAS No. 157 on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and roll-over methods. We were required to apply the provisions of SAB 108 in connection with the preparation of our consolidated financial statements for the year ended December 31, 2006. The application of SAB 108 did not have any impact on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements, uncertain tax positions taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. We will adopt FIN 48 effective January 1, 2007 and are currently in the process of evaluating the potential impact of FIN 48 on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which revises and replaces SFAS No. 123, “Accounting for Stock-Based Payments” (“SFAS No. 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in its consolidated statements of operations. The pro forma disclosure previously permitted under SFAS No. 123 is no longer an alternative to financial statement recognition. The provisions for SFAS No. 123R are effective for the first interim or annual reporting period beginning after June 15, 2005. We adopted SFAS No. 123R on January 1, 2006, and our consolidated financial statements were not significantly impacted.

In November 2004, FASB issued SFAS No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to require that these items be included as current-period charges and not included in overhead. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a significant impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows. We are exposed to market risk primarily due to fluctuations in interest rates. We do not utilize any particular strategy or instruments to manage our interest rate risk.

Our outstanding credit facility carries an interest rate that varies in accordance with the LIBOR rate. We did not have any outstanding debt balances as of December 31, 2006. When we utilize funds provided by the credit facility, we will be subject to potential fluctuations in our debt service as the LIBOR rate changes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following financial statements are included in Item 8 of this report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
LMI Aerospace, Inc.
St. Charles, Missouri

We have audited the accompanying consolidated balance sheets of LMI Aerospace, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. We have also audited the accompanying Schedule II, "Valuation and Qualifying Accounts" for each of the three years in the period ended December 31, 2006. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LMI Aerospace, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of LMI Aerospace Inc.'s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 2, 2007, expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Chicago, IL

March 2, 2007

LMI AEROSPACE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	December 31
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$24,411	$35
Short-term investments	2,243	-
Trade accounts receivable - net of allowance of $311 at December 31, 2006 and $244 at December 31, 2005	14,658	16,088
Inventories	33,956	25,333
Prepaid expenses and other current assets	1,760	1,205
Deferred income taxes	2,210	1,610
Income taxes receivable	232	-
Total current assets	79,470	44,271

Property, plant and equipment, net	19,514	18,162
Goodwill	5,653	5,653
Intangible assets, net	3,425	3,114
Other assets	548	757
Total assets	$108,610	$71,957

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$9,758	$7,407
Accrued expenses	3,916	6,077
Short-term deferred gain on sale of real estate	147	-
Current installments of long-term debt	238	1,846
Total current liabilities	14,059	15,330

Long-term deferred gain on sale of real estate	2,493	-
Long-term debt, less current installments	583	14,462
Subordinated debt	-	1,000
Deferred income taxes	965	1,333
Total long-term liabilities	4,041	16,795

Stockholders' equity:
Common stock, $.02 par value per share; authorized 28,000,000 shares; issued
11,577,631 shares in 2006 and 8,797,909 shares in 2005	232	176
Preferred stock, $.02 par value per share; authorized 2,000,000 shares; none
issued in both periods	-	-
Additional paid-in capital	66,104	26,307
Treasury stock, at cost, 389,732 shares in 2006 and 433,972 shares in 2005	(1,849)	(2,059)
Retained earnings	26,023	15,408
Total stockholders' equity	90,510	39,832
Total liabilities and stockholders' equity	$108,610	$71,957
See accompanying notes to the consolidated financial statements.

LMI AEROSPACE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2006	2005	2004

Net sales	$122,993	$101,073	$85,908
Cost of sales	89,527	76,326	69,510
Gross profit	33,466	24,747	16,398
Selling, general and administrative expenses	17,243	14,474	13,870
Income from operations	16,223	10,273	2,528
Other income (expense):
Interest expense, net	(93)	(2,019)	(2,175)
Other, net	(121)	30	313
Total other income (expense)	(214)	(1,989)	(1,862)
Income before income taxes	16,009	8,284	666
Provision for income taxes	5,334	3,133	236

Net Income	$10,675	$5,151	$430

Amounts per common share:
Net income per common share	$1.02	$0.62	$0.05
Net income per common share - assuming dilution	$1.01	$0.61	$0.05
Weighted average common shares outstanding	10,494,747	8,291,337	8,186,158
Weighted average dilutive common shares outstanding	10,615,251	8,401,426	8,200,114

See accompanying notes to the consolidated financial statements.

LMI AEROSPACE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share data)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity

Balance at December 31, 2003	$175	$26,171	$(2,632)	$20	$10,058	$33,792
Comprehensive income:
Net income	-	-	-	-	430	430
Exchange rate loss	-	-	-	(20)	-	(20)
Comprehensive income						410
Exercise of options to purchase stock	-	-	261	-	(111)	150
Balance at December 31, 2004	175	26,171	(2,371)	-	10,377	34,352
Comprehensive income:
Net income	-	-	-	-	5,151	5,151
Issuance of Stock
45,740 shares in connection with exercise of options	1	120	312	-	(120)	313
15,750 shares of restricted stock	-	16	-	-	-	16
Balance at December 31, 2005	176	26,307	(2,059)	-	15,408	39,832
Comprehensive income:
Net income	-	-	-	-	10,675	10,675
Public offering	55	39,194	-	-	-	39,249
TCA acquisition	-	150	-	-	-	150
Issuance of Stock
12,450 shares in connection with exercise of options	1	32	210	-	(60)	183
21,250 shares of restricted stock	-	186	-	-	-	186
Excess tax benefit over book expense from share-based compensation	-	235	-	-	-	235
Balance at December 31, 2006	$232	$66,104	$(1,849)	$-	$26,023	$90,510

See accompanying notes to the consolidated financial statements.

LMI AEROSPACE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2006	2005	2004
Operating activities
Net income	$10,675	$5,151	$430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,859	4,002	4,699
Gain on sale of Versaform Canada Corporation	-	-	(498)
Charges for bad debt expense	127	167	170
Charges for inventory obsolescence and valuation	629	1,500	1,382
Share-based compensation expense	186	16	-
Excess tax benefit of share-based compensation	(235)	-	-
(Gain) loss on sale of equipment	127	(6)	202
Changes in operating assets and liabilities:
Trade accounts receivable	1,303	(7,110)	(301)
Inventories	(9,252)	(3,146)	(957)
Prepaid expenses and other assets	(384)	(78)	(1,372)
Current and deferred income taxes	(3,965)	2,903	1,762
Accounts payable	2,351	1,550	1,321
Accrued expenses	739	393	588
Net cash provided from operating activities	6,160	5,342	7,426

Investing activities
Additions to property, plant and equipment	(6,671)	(2,903)	(1,266)
Purchase of debt securities	(18,192)	-	-
Proceeds from matured securities	16,223	-	-
Proceeds from sale of real estate	4,322	-	-
Proceeds from sale of Versaform Canada Corporation	-	-	939
Proceeds from sale of equipment	254	117	13
Acquisition of Technical Change Associates	(626)	-	-
Other, net	(274)	-	-
Net cash used by investing activities	(4,964)	(2,786)	(314)

Financing activities
Proceeds from stock offering	39,249	-	-
Proceeds from issuance of debt	525	404	9,365
Principal payments on long-term debt and notes payable	(8,114)	(1,961)	(19,540)
Net advances (payments) on revolver	(8,898)	(1,691)	2,906
Proceeds from exercise of stock options	183	313	150
Excess tax benefit of share-based compensation	235	-	-
Net cash provided (used) by financing activities	23,180	(2,935)	(7,119)
Effect of exchange rate changes on cash	-	-	(20)
Net increase (decrease) in cash and cash equivalents	24,376	(379)	(27)
Cash and cash equivalents, beginning of year	35	414	441
Cash and cash equivalents, end of year	$24,411	$35	$414

Supplemental Disclosures of Cash Flow Information
Interest paid	$126	$1,693	$2,107
Income taxes paid (refunded), net	$9,298	$228	$(1,637)

LMI AEROSPACE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

Supplemental Schedule of Non-cash Investing and Financing Activities

On December 28, 2006, the Company entered into an agreement with a third party to sell and lease back certain of its real estate properties for a total sale price of $10,250. The sale of one of these properties occurred on December 28, 2006 for a sale price of $4,330. The gain from the sale of $2,640 was deferred and will be recognized over the term of the lease.

At August 31, 2004, the Company sold 100% of its stock in Versaform Canada Corporation, whereby all of the assets and certain liabilities were transferred to a private group of investors, as follows:

Accounts receivable, net	$196
Inventories	47
Prepaid expenses	22
Net property, plant and equipment	249
Accounts payable	34
Accrued expenses	26
Income taxes payable	13

The sale resulted in cash proceeds of $868 and a note receivable of $71 from the buyers. The remaining $52 note receivable was written off during 2005.

See accompanying notes to the consolidated financial statements.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2006

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

Customer and Supplier Concentration

Direct sales to the Company’s largest customer accounted for 32.8%, 35.1% and 26.5% of the Company’s total revenues in 2006, 2005 and 2004, respectively. Accounts receivable balances related to the largest customer based on direct sales were 31.9% and 47.4% of the accounts receivable balance at December 31, 2006 and 2005, respectively. Indirect sales to the Company’s largest customer accounted for an additional 1.1%, 0.8% and 0.9% of the Company’s total sales in 2006, 2005 and 2004, respectively.

Direct sales to the Company’s second largest customer accounted for 15.2%, 12.3% and 18.5% of the Company’s total revenues in 2006, 2005 and 2004, respectively. Accounts receivable balances related to the second largest customer based on direct sales represented 10.4% and 3.3% of the accounts receivable balance at December 31, 2006 and 2005, respectively.

Direct sales to the Company’s third largest customer accounted for 10.9%, 8.5% and 8.7% of the Company’s total revenues in 2006, 2005 and 2004, respectively. Accounts receivable balances related to the third largest customer based on direct sales were 10.3% and 9.6% of the accounts receivable balance at December 31, 2006 and 2005, respectively.

The Company purchased approximately 22%, 23% and 25% of the materials used in production from three suppliers in 2006, 2005 and 2004, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks and all highly liquid investment instruments with an initial maturity of three months or less, excluding those held in our trading accounts.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2006

Short-term Investments

Short-term investments consist of investment instruments with an initial maturity of one year or less, including those with an initial maturity of three months or less that are held in our trading accounts.

Inventories

The Company’s inventories are stated at the lower of cost or market and utilize actual costs for raw materials and an average cost for work in process, manufactured and purchased components and finished goods. The Company evaluates the inventory carrying value and reduces the carrying costs based on customer activity, estimated future demand, price deterioration, and other relevant information. The Company’s customer demand is highly unpredictable and may fluctuate by factors beyond the Company’s control. The Company, therefore, maintains an inventory allowance for potential obsolete and slow moving inventories and for gross inventory items carried at costs higher than their potential market values.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful lives of the assets. Estimated useful lives for buildings and machinery and equipment are 20 years and 4 to 10 years, respectively.

Long lived assets

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, long lived assets held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of December 31, 2006, there has been no impairment of long lived assets.

Pre-Production Costs

The Company accounts for pre-production costs in accordance with EITF 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements”. All design and development costs for products to be sold under long-term supply arrangements are expensed unless there is a contractual guarantee that provides for specific required payments for design and development costs.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2006

Goodwill and Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), under which goodwill is no longer being amortized but instead is tested upon adoption of SFAS No. 142 and then at least annually for impairment and expensed to the extent the implied fair value of reporting units, including goodwill, is less than carrying value (see Note 7). Acquired intangible assets with finite lives are amortized over the useful life on a straight-line basis.

Deferred Gain on Sale of Real Estate

On December 28, 2006, the Company entered into an agreement with a third party to sell and lease back certain of its real estate properties. The amount of sale price in excess of book values for these properties is deferred and amortized over the term of the leases on a straight-line basis.

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

Earnings per Common Share

The Company follows SFAS No. 128, “Earnings per Share”, in calculating basic and fully diluted earnings per share. Earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the applicable periods.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. The provisions of SFAS No. 159 are effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a significant impact on its consolidated financial statements.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2006

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently in the process of evaluating the potential impact of SFAS No. 157 on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and roll-over methods. We were required to apply the provisions of SAB 108 in connection with the preparation of our consolidated financial statements for the year ended December 31, 2006. The application of SAB 108 did not have any impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The Company will adopt FIN 48 effective January 1, 2007 and is currently in the process of evaluating the potential impact of FIN 48 on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which revises and replaces SFAS No. 123, “Accounting for Stock-Based Payments” (“SFAS No. 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in its consolidated statements of operations. The pro forma disclosures previously permitted under SFAS No. 123 is no longer an alternative to financial statement recognition. The provisions for SFAS No. 123R are effective for the first interim or annual reporting period beginning after June 15, 2005. The Company adopted SFAS No. 123R on January 1, 2006 and its consolidated financial statements were not significantly impacted.

In November 2004, FASB issued SFAS No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to require that these items be included as current-period charges and not included in overhead. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a significant impact on the Company’s consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation. There was no effect on net income or equity related to these reclassifications.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2006

2.  ACQUISITION OF TECHNICAL CHANGE ASSOCIATES, INC.

On January 1, 2006, the Company acquired Technical Change Associates, Inc. (TCA), a provider of lean manufacturing, facility layout and business planning consulting services, for a combination of cash and common stock totaling approximately $776. TCA is based in Odgen, Utah. The acquisition did not have a significant impact on the Company’s financial statements.

3.  TREASURY STOCK TRANSACTIONS

The Board of Directors authorized the Company to repurchase shares of its common stock and place these shares in a Treasury Stock account for use at management’s discretion. The Company issued 44,240, 65,740 and 54,929 shares in 2006, 2005 and 2004, respectively, in conjunction with the exercise of certain employees’ options but did not purchase any shares. These transactions were recorded at cost in stockholders’ equity.

4.  SHORT-TERM INVESTMENTS

Short-term investments consist of the following:

	December 31,
	2006	2005

Debt securities issued by U.S. Treasury and other U.S. government corporations and agencies	$1,993	$-
Debt securities issued by states of the United States and political subdivisions of the states	250	-
Total	$2,243	$-

At December 31, 2006, all securities are classified as held-to-maturity and recorded at amortized costs.

5.  INVENTORIES

Inventories consist of the following:
	December 31,
	2006	2005
Raw materials	$5,583	$5,209
Work in process	8,556	6,480
Manufactured and purchased components	7,955	3,780
Finished goods	11,862	9,864
Total	$33,956	$25,333

These amounts include reserves for obsolete and slow moving inventory of $1,932 and $1,802 and a reserve for lower of cost or market of $255 and $284 for 2006 and 2005, respectively.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2006

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2006	2005
Land	$508	$705
Buildings and improvements	8,805	12,928
Machinery and equipment	39,601	37,451
Leasehold improvements	1,404	1,323
Software and other	2,477	2,237
Construction in progress	4,534	1,371
Total gross property, plant and equipment	57,329	56,015
Less accumulated depreciation	37,815	37,853
Total net property, plant and equipment	$19,514	$18,162

Depreciation expense (including amortization expense on software) recorded by the Company totaled $3,412, $3,577 and $4,103 for 2006, 2005 and 2004, respectively.

7.  GOODWILL AND INTANGIBLES

The Company accounts for goodwill and intangible assets in accordance with SFAS No.142, Goodwill and Other Intangible Assets, which requires that intangibles with indefinite useful lives be tested annually for impairment and those with finite useful lives be amortized over their useful lives.

In the fourth quarter of 2006, the Company performed the required annual impairment test under SFAS No. 142 and concluded that the remaining goodwill balance of $5,653 was not impaired.

Customer-Related Intangibles

Customer-related intangible assets resulted from the acquisitions of Versaform Corporation and Technical Change Associates, Inc. These assets have original estimated useful lives of 5 to 15 years. The carrying values at December 31, 2006 and 2005 were as follows:

	2006	2005

Gross amount	$4,694	$3,975
Accumulated amortization	(1,269)	(861)
Intangible assets, net	$3,425	$3,114

Customer-related intangibles amortization expense for the calendar years 2006, 2005 and 2004 was $408, $265 and $384 respectively. During 2006 and 2005, there were no events or changes in circumstances which indicate that the carrying amount of the customer-related intangibles may not be recoverable.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2006

         Estimated annual amortization expense for these customer intangibles is as follows:

Year ending December 31:
2007	$408
2008	408
2009	408
2010	408
Thereafter	1,793
Total	$3,425

8.  ACCRUED LIABILITIES

Accrued liabilities include the following:

	December 31,
	2006	2005
Accrued payroll	$264	$231
Accrued bonus	920	642
Accrued vacation & holiday	970	888
Accrued employee benefits	641	405
Accrued property taxes	149	87
Accrued legal & accounting fees	246	251
Accrued commissions	80	53
Accrued operating lease obligations	284	240
Accrued interest	-	159
Income tax payable	-	2,957
Customer deposit	136	-
Other	226	164
Total	$3,916	$6,077

9.  LONG-TERM DEBT AND REVOLVING LINE OF CREDIT

Long-term debt consists of the following:

	December 31,
	2006	2005
Term loans:
Real estate	$-	$3,280
Equipment	-	3,540
Revolving line of credit	-	8,899
Notes payable, principal and interest payable monthly, at fixed rates, ranging from 6.70% to 7.20%	821	589
	821	16,308
Less current installments	238	1,846
Total	$583	$14,462
Subordinated notes payable to certain directors, interest payable monthly at 12% (See Note 14)	$-	$1,000

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2006

New Credit Facility

On December 28, 2006, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Credit Agreement provides for a $40,000 revolving loan facility, under which there is no requirement to provide a borrowing base of collateral to support advances. The revolving loan facility is subject to an unused commitment fee and bears an interest rate between LIBOR plus 0.75% and 1.75% based on the ratio of the Company’s total funded debt to earnings before interest, taxes, depreciation and amortization. The outstanding principal balance is due and payable in full on March 31, 2012. The new credit facility is secured by all of the Company’s non-real estate assets and requires the Company to meet certain financial and non-financial covenants. At December 31, 2006, there were no outstanding balances under this facility.

Former Credit Facility

The Company’s former credit facility with Wells Fargo was dated November 29, 2004 and subsequently amended on February 15, 2006 (the “Amended Facility”). The Amended Facility provided total availability under the revolving line of credit of $23.3 million, subject to a borrowing base calculation, and included an over-advance capability of up to $3.0 million.

Other Notes

In connection with the former credit facility, the Company issued an aggregate of $1,000 of subordinated notes to certain of its directors. These subordinated notes provided for no principal payments and quarterly interest payments at 12% per annum and were scheduled to mature on December 31, 2007. On March 29, 2006, the outstanding balances of such subordinated notes were repaid with proceeds from the Company’s public offering completed thereon.

The Company entered into various notes payable for the purchase of certain equipment. The notes are payable in monthly installments including interest ranging from 6.70% - 7.20% through January 2012. The notes payable are secured by certain equipment.

Maturities

The aggregate maturities of long-term debt as of December 31, 2006 are as follows:

Year ending December 31:
2008	$256
2009	126
2010	124
2011	76
Thereafter	1
Total	$583

10. LEASES

The Company leases certain facilities and equipment under various non-cancelable operating lease agreements which expire at various dates through 2025. At December 31, 2006, the future minimum lease payments under operating leases with initial non-cancelable terms in excess of one year are as follows:

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2006

Year ending December 31:
2007	$3,220
2008	3,179
2009	2,726
2010	2,466
2011	2,088
Thereafter	10,150
Total	$23,829

Rent expense totaled $2,807, $2,684 and $2,788 in 2006, 2005 and 2004, respectively.

11. DEFINED CONTRIBUTION PLANS

The Company has a non-contributory profit sharing plan and a contributory 401(k) plan which covers substantially all full-time employees. Employees are eligible to participate in both plans after reaching 1,000 hours of accredited service. Contributions to the profit sharing plan are at the discretion of management and become fully vested after seven years. No contributions have been made by the Company to the profit sharing plan for 2006, 2005 and 2004. Contributions by the Company to the 401(k) plan, which are fully vested to the employees immediately upon contribution, are based upon a percentage of employee contributions up to a maximum of $1,000 annually per employee (dollars not in thousands). The Company’s contributions to the 401(k) plan totaled $388, $250 and $153 for 2006, 2005 and 2004, respectively. In addition, at December 31, 2006, the Company had 459,829 shares of its common stock reserved for future contributions to the 401(k) plan.

12. STOCK-BASED COMPENSATION

On July 7, 2005, the Company’s shareholders approved the LMI Aerospace, Inc. 2005 Long-term Incentive Plan (the “2005 Plan”). The 2005 Plan replaced the Amended and Restated LMI Aerospace, Inc. 1998 Stock Option Plan (the “1998 Plan”) as the Company’s only compensation plan under which shares of the Company’s common stock are authorized for issuance to employees or directors. The 2005 Plan provides for the grant of non-qualified stock options, incentive stock options, shares of restricted stock, restricted stock units, stock appreciation rights, performance awards and other stock-based awards and cash bonus awards. A total of 1,200,000 shares of the Company’s Common Stock are reserved for issuance in connection with awards granted under the 2005 Plan.

Prior to shareholders’ approval of the 2005 Plan, the 1998 Plan provided for incentive stock options and non-qualified stock options for up to 900,000 shares to be granted to key employees at exercise prices greater than or equal to the fair market value per share on the date the option is granted. Vesting periods range from zero to four years. At December 31, 2005, a total of 490,607 shares of authorized and unissued common stock remained in the 1998 Plan. Upon approval of the 2005 Plan, the 1998 Plan was terminated and no further awards were granted under the 1998 Plan.

Effective January 1, 2006, the Company adopted SFAS No. 123R, which is a revision of SFAS No. 123 and supersedes APB No. 25 and amends SFAS Statement No. 95, “Statement of Cash Flows”. SFAS No. 123R requires that compensation expense be recognized for all share-based payments based on the grant date fair value. The Company adopted SFAS No. 123R using the modified prospective method of transition. Accordingly, prior periods have not been restated. In connection with the adoption of SFAS No. 123R, the Company’s pre-tax income from operations for 2006 was not materially different than if it had continued to account for share-based compensation under APB No. 25, as the majority of outstanding options was vested at December 31, 2005. The Company did not grant any options during 2006.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2006

    A summary of stock option activity under the Company’s share-based compensation plans is presented below:

	2006		2005		2004
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Options outstanding at beginning of year	198,024	$ 3.30	313,164	$ 3.31	396,568	$ 3.28
Granted	-	-	22,000	1.67	8,000	1.99
Exercised	(56,890)	3.56	(113,190)	2.91	(54,929)	2.73
Canceled/expired	(3,900)	4.05	(23,950)	3.86	(36,475)	3.56
Options outstanding at end of year	137,234	$3.24	198,024	$3.30	313,164	$3.31

The aggregate intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $765, $594 and $205, respectively.

At December 31, 2006, all outstanding stock options were vested and exercisable with an aggregate intrinsic value of $1,679. A summary of these shares by exercise price is presented below:

Range of Exercise Prices	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.31 - $1.95	12,000	7.5	$ 1.31
$1.96 - $2.90	78,234	3.7	2.56
$2.91 - $4.35	13,500	4.0	3.51
$4.36 - $6.06	33,500	3.7	5.43
Total	137,234	4.1	$ 3.24

The aggregate intrinsic value of vested stock options were $2,128 and $633 at December 31, 2005 and December 31, 2004, respectively.

A summary of non-vested restricted stock activity under the Company’s share-based compensation plans is presented below:

	2006		2005
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested shares outstanding at beginning of year	15,750	$9.06	-	$-
Granted	21,250	15.65	15,750	9.06
Vested	-	-	-	-
Forfeited	-	-	-	-
Non-vested shares outstanding at end of year	37,000	$12.85	15,750	$9.06

Common stock compensation expense related to restricted stock awards granted under the 2005 Plan was $186 and $16 for the years ended December 31, 2006 and 2005, respectively.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2006

Total unrecognized compensation costs related to non-vested restricted stock awards granted under the 2005 Plan were $280 and $127 as of December 31, 2006 and 2005, respectively. These costs are expected to be recognized over a weighted average period of 1.6 years and 1.7 years, respectively.

Prior to the adoption of SFAS No. 123R, the Company applied APB No. 25 and the fair value method under SFAS No. 123 to account for nonqualified stock options. Accordingly, no compensation expense was recognized for stock options granted for periods prior to January 1, 2006. Had compensation expense for the Company’s stock option plans been determined based on the fair value method, the Company’s net income and basic and diluted income per share would have been adjusted as follows:

	Year Ended	Year Ended
	December 31, 2005	December 31, 2004

Net income as reported	$5,151	$430
Total stock-based employee compensation expense determined under fair value based method, net of tax effect	(20)	(14)
Pro forma net income	$5,131	$416

Net income per common share
As reported	$0.62	$0.05
Pro forma	$0.62	$0.05
Net income per common share assuming dilution
As reported	$0.61	$0.05
Pro forma	$0.61	$0.05

13. INCOME TAXES

The temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax assets and liabilities are as follows:

	2006	2005
Deferred tax assets:
Accrued vacation	$294	$256
Inventory	1,380	1,213
Capital loss carry forward	-	244
Valuation allowance on capital loss	-	(244)
State tax credits	-	103
Goodwill	(251)	(81)
Gain on sale of real estate	564	-
Net operating loss carry forward	-	23
Other	222	96
Total deferred tax assets	2,210	1,610

Deferred tax liabilities:
Depreciation	(887)	(1,266)
Other	(78)	(67)
Total deferred tax liabilities	(965)	(1,333)
Net deferred tax assets	$1,245	$277

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2006

The Company’s income tax provision attributable to income before income taxes and cumulative effect of change in accounting principle consisted of the following for the year ended December 31:

	2006	2005	2004
Federal:
Current	$5,298	$2,838	$42
Deferred	(862)	(199)	(76)
	4,436	2,639	(34)

Canadian:
Current	-	-	19
Deferred	-	-	178
	-	-	197
State:
Current	769	350	64
Deferred	(106)	144	9
	663	494	73
Other:
Excess tax benefit over book expense from share-based compensation	235	-	-
Provision for income taxes	$5,334	$3,133	$236

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense attributable to income before cumulative effect of change in accounting principle is as follows:

	2006	2005	2004

Federal taxes	$5,603	$2,817	$226
State and local taxes, net of federal benefit	413	277	42
Non-deductible goodwill and amortization of customer related intangibles	93	99	124
Production deduction	(196)	(75)	-
R & E credits	(314)	-	-
Change in capital loss valuation reserve	(244)	-	-
Disqualified option expense	-	-	(76)
Other	(21)	15	(80)
Provision for income taxes	$5,334	$3,133	$236

14. RELATED PARTY TRANSACTIONS

In September 2002, the Company acquired from MBSP, L.P., a Nevada limited partnership, the operations and certain of the assets of the aerospace division of Southern Stretch Forming and Fabrication, Inc., an aerospace sheet metal manufacturer based in Denton, Texas. In connection with this transaction, the Company is required to pay to MBSP, L.P. 5% of the gross sales of specific parts to a specific customer during the period beginning on January 1, 2003 and ending on December 31, 2007, not to exceed $500. Payments to MBSP, L.P. under this agreement were $138, $138 and $109 for the years ended December 31, 2006, 2005 and 2004, respectively.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2006

In 2004, certain members of the Company’s Board of Directors invested an aggregate of $1,000 in subordinated notes with the Company. The issuance of these subordinated notes was reviewed and approved by the members of the Audit Committee. On March 29, 2006, the outstanding balances of such subordinated notes were repaid with proceeds from the Company’s public offering completed thereon. (See Note 9.)

15. COMMITMENTS AND CONTINGENCIES

In February 2004, Versaform Corporation, the Company’s wholly-owned subsidiary, was served with a grand jury subpoena, and the Company was informed that the U.S. Attorney's Office for the Southern District of California, Department of Defense, Office of Inspector General, Defense Criminal Investigative Service and the Federal Bureau of Investigation were conducting an investigation relating to structural components of B-52 engine cowlings Versaform manufactured for Nordam Corporation, components of auxiliary power units Versaform manufactured for Hamilton Sundstrand, a United Technologies Company, and certain tools Versaform manufactured for Lockheed Martin Corporation.

Although the investigation is ongoing, neither the Company nor Versaform has been served with notice of any pending, related legal action, and Versaform continues to cooperate with the government. Documents responsive to the subpoena have been produced.

In May 2005, the Company presented a $4,000 claim accompanied by supporting documentation to a customer regarding a dispute over a price increase and certain extraordinary costs the Company incurred. In response, the customer presented the Company with a claim for $9,500 alleging certain of its parts were non-conforming. No lawsuit has been filed by either party and discussions are ongoing about possible resolution of the claims. Nonetheless, the Company is vigorously pursuing its claim against the customer and defending against the customer's allegations. As with any dispute, however, the outcome is uncertain. Moreover, pending its receipt of supporting documentation for the customer's allegations, the Company is unable to assess whether its products liability policies would cover the potential liability, if any, resulting from the customer's allegations.

Other than noted above, the Company is not a party to any legal proceedings, other than routine claims and lawsuits arising in the ordinary course of its business. The Company does not believe such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on its business.

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

2006	First	Second	Third	Fourth
Net sales	$29,242	$32,768	$30,799	$30,184

Gross profit	$8,321	$8,847	$8,369	$7,929

Net income	$2,309	$2,957	$2,716	$2,693
Amounts per common share: Net income	$0.27	$0.27	$0.24	$0.24
Net income - assuming dilution	$0.27	$0.26	$0.24	$0.24

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2006

2005	First	Second	Third	Fourth
Net sales	$23,973	$24,008	$24,255	$28,837

Gross profit	$5,221	$5,625	$6,338	$7,563

Net income	$844	$1,049	$1,303	$1,955
Amounts per common share: Net income	$0.10	$0.13	$0.16	$0.23
Net income - assuming dilution	$0.10	$0.13	$0.16	$0.22

17. SUBSEQUENT EVENTS

On December 28, 2006, the Company entered into an agreement with a third party to sell and lease back certain of its real estate properties for a total sale price of $10,250. The sale of one of these properties occurred on December 28, 2006 for a sale price of $4,330. On February 13, 2007, the sale of the three remaining properties was completed at a price of $6,000. The two operating lease agreements resulting from the sale expire on February 28, 2025 and the Company has the options for three additional five-year renewal terms. The combined initial annual minimum lease payment for the four properties is $890 and will be increased by 2.3% per year. Total gain from the sale of these properties in the amount of $4,261 ($2,640 as of December 31, 2006) will be deferred and recognized over the term of the leases.

On March 9, 2007, the Company relocated its principal executive offices to 411 Fountain Lakes Blvd., St, Charles, MO 63301.

LMI AEROSPACE, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Dollar amounts in thousands)
December 31, 2006

		Additions		Deductions
	Beginning Balance	Charge to Cost/ Expense	Other Charge to Cost/ Expense (a)	Write-offs net of Recoveries	Ending Balance

Reserve for Accounts Receivable
Year ended December 31, 2004	$245	$170	$-	$202	$213
Year ended December 31, 2005	$213	$115	$-	$84	$244
Year ended December 31, 2006	$244	$127	$-	$60	$311

Reserve for Inventory
Year ended December 31, 2004	$2,820	$1,382	$(359)	$1,538	$2,305
Year ended December 31, 2005	$2,305	$1,500	$-	$1,719	$2,086
Year ended December 31, 2006	$2,086	$629	$-	$528	$2,187
_______________________

(a)	During the year ended December 2004 improved efficiencies and price increases on selected products resulted in a reduced requirement of $359 of the reserve for lower of cost or market (LOCOM).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Disclosure of Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2006. Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b) Report of Management Regarding Internal Control Over Financial Reporting

The management of LMI Aerospace, Inc. (the "Company") is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements and notes included in this annual report have been prepared in conformity with accounting principles generally accepted in the United States of America and necessarily include some amounts that are based on management’s best estimates and judgments.

In order to produce reliable financial statements, management, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. Management evaluates the effectiveness of internal control over financial reporting and tests for reliability of recorded financial information through a program of ongoing internal audits. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

Management, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, assessed the Company’s internal control over financial reporting as of December 31, 2006, as required by Section 404 of the Sarbanes-Oxley Act of 2002, based on the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework,” adopted by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2006, the Company’s internal control over financial reporting is effective.

(c) Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders
LMI Aerospace, Inc.
St. Charles, Missouri

We have audited management's assessment, included in the accompanying Management's Report that LMI Aerospace, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Standards Board (United States), the consolidated balance sheet of LMI Aerospace, Inc. as of December 31, 2006, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended and our report dated March 2, 2007 expressed an unqualified opinion on those Consolidated Financial Statements.

/s/ BDO Seidman, LLP

Chicago, Illinois

March 2, 2007

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information regarding our directors required by Item 401 of Regulation S-K and the information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) required by Item 405 of Regulation S-K will be included in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s 2007 Annual Meeting of Shareholders and is incorporated herein by this reference.

The following is a list of our current executive officers, their ages, their positions with us and their principal occupations for at least the past five years.

Name	Age	Position
Ronald S. Saks	63	Chief Executive Officer, President and Director
Darrel E. Keesling	45	Chief Operating Officer
Lawrence E. Dickinson	47	Chief Financial Officer and Secretary
Robert Grah	52	Vice President - Central Region
Michael J. Biffignani	51	Chief Information Officer/Director of Supplier Management and Procurement

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

Darrel E. Keesling was appointed the Chief Operating Officer on January 2, 2007. Prior to joining us, Mr. Keesling had been the Vice President and General Manager-Metal Structures of GKN Aerospace, Inc. since August, 2004 and prior thereto had served in other managerial capacities with GKN Aerospace, Inc., including Senior Director of Engineering and Director of Operations, since January, 2001.

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

Lawrence E. Dickinson. Mr. Dickinson has been our Chief Financial Officer since 1993. He served as a Financial Analyst and Controller for LaBarge, Inc. from 1984 to 1993 and as a Cost Accountant with Monsanto from 1981 to 1984.

Michael J. Biffignani. Mr. Biffignani has served as our Chief Information Officer since 1999. Mr. Biffignani has also served as the Director of Supplier Management and Procurement since 2002.

We have adopted a Code of Business Conduct and Ethics that applies to all of our executive officers and employees and our Board of Directors, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial and principal accounting officer).

The Board of Directors has established an Audit Committee pursuant to Section 3(a)(58)(A) of the Exchange Act. The Audit Committee currently consists of Mr. John M. Roeder (Chairman), Mr. John S. Eulich, Mr. Thomas Unger and Ms. Judith W. Northup, each an independent director in accordance with The Nasdaq Stock Market Marketplace Rule 4200(a)(15). In addition, our Board of Directors has determined that each member of the Audit Committee is independent under the standards of Rule 10A-3 of the Exchange Act and the requirements of The Nasdaq Stock Market Marketplace Rule 4350(d)(2) and that Mr. Roeder qualifies as an audit committee financial expert under Item 407(d)(5) of Regulation S-K.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by Item 402 of Regulation S-K regarding the compensation of our directors and executive officers will be included in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by Item 407(e)(4) and (e)(5) of Regulation S-K will be included in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s 2007 Annual Meeting of Shareholders under the captions “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 403 of Regulation S-K regarding the security ownership of our beneficial owners and our management and the information required by Item 201(d) of Regulation S-K regarding our equity compensation plans will be included in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s 2007 Annual Meeting of Shareholders and is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 407(a) of Regulation S-K regarding director independence will be included in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information contained under the caption “Fees Billed by Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s 2007 Annual Meeting of Shareholders, which involves the election of directors, is incorporated herein by this reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Charles and State of Missouri on the 15th day of March, 2007.

LMI AEROSPACE, INC.

By:	/s/ Ronald S. Saks
Ronald S. Saks
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ronald S. Saks
Ronald S. Saks	Chief Executive Officer, President, and Director (Principal Executive Officer)	March 15, 2007
/s/ Lawrence E. Dickinson
Lawrence E. Dickinson	Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 15, 2007
/s/ Joseph Burstein
Joseph Burstein	Chairman of the Board, and Director	March 15, 2007
/s/ Sanford S. Neuman
Sanford S. Neuman	Assistant Secretary and Director	March 15, 2007

Thomas Unger	Director	March 15, 2007

/s/ Brian D. Geary
Brian D. Geary	Director	March 15, 2007

/s/ John M. Roeder
John M. Roeder	Director	March 15, 2007

/s/ John S. Eulich
John S. Eulich	Director	March 15, 2007

/s/ Judith W. Northup
Judith W. Northup	Director	March 15, 2007

EXHIBIT INDEX

Exhibit Number	Description
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

10.35+	2005 Long-Term Incentive Plan, previously filed as Exhibit 10.1 in the Registrant’s Form 8-K filed July 13, 2005 and incorporated herein by reference.
10.36	General Terms Agreement between Spirit Aerosystems, Inc. (Tulsa Facility) and LMI Aerospace, Inc. dated April 19, 2006 and incorporated herein by reference.
10.37	Special Business Provisions between Spirit Aerosystems, Inc. and LMI Aerospace, Inc. dated April 19, 2006 and incorporated herein by reference.
10.38
Standard Industrial Lease Agreement dated June 9, 2006 between Welsh Fountain Lakes, L.L.C., as landlord and Leonard’s Metal, Inc., as tenant, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed June 15, 2006 and incorporated herein by reference.

10.39	Memorandum of Agreement effective as of January 1, 2006 between LMI Aerospace, Inc. and Gulfstream Aerospace Corporation incorporated herein by reference.
10.40	Amended and Restated Credit Agreement between the Registrant and Wells Fargo Bank dated December 28, 2006 incorporated herein by reference.
10.41	Purchase and lease agreement, dated December 28, 2006, between the Registrant and CIT CRE LLC incorporated herein by reference.
10.42	Employment Agreement, dated January 2, 2007, between the Registrant and Darrel E. Keesling incorporated herein by reference.
14	Code of Business Conduct and Ethics, filed as Exhibit 14.1 to the Registrant’s Form 10-K/A for the fiscal year ended December 31, 2003 filed May 6, 2004 and incorporated herein by reference.
21.1	List of Subsidiaries of the Registrant (filed herewith).
23.1	Consent of BDO Seidman, LLP (filed herewith).
31.1	Rule 13a-14(a) Certification of Ronald S. Saks, President and Chief Executive Officer (filed herewith).
31.2	Rule 13a-14(a) Certification of Lawrence E. Dickinson, Chief Financial Officer (filed herewith).
32	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
_________________________________________
+	Management contract or compensatory plan or arrangement required to be filed as exhibit to this report.