Form 10-Q
period 2007-03-31
LMI AEROSPACE INC
filed 2007-05-09
CIK 1059562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2007.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from _________ to __________.

Commission file number: 000-24293

LMI AEROSPACE, INC.
(Exact name of registrant as specified in its charter)

Missouri (State or other jurisdiction of incorporation or organization)	43-1309065 (I.R.S. Employer Identification No.)

411 Fountain Lakes Blvd. St. Charles, Missouri (Address of principal executive offices)	63301 (Zip Code)

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

Large Accelerated Filer ☐     Accelerated Filer ☒     Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

On April 27, 2007, there were 11,207,217 shares of our common stock, par value $0.02 per share outstanding.

LMI AEROSPACE, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDING March 31, 2007

PART I. FINANCIAL INFORMATION

LMI Aerospace, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)
	March 31, 2007 (Unaudited)	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$10,847	$24,411
Short-term investments	16,093	2,243
Trade accounts receivable, net of allowance of $240 at March 31, 2007 and $311 at December 31, 2006	18,778	14,658
Inventories	36,687	33,956
Prepaid expenses and other current assets	1,787	1,760
Deferred income taxes	2,200	2,210
Income taxes receivable	204	232
Total current assets	86,596	79,470

Property, plant and equipment, net	16,736	19,514
Goodwill	5,653	5,653
Customer-related intangible assets, net	3,323	3,425
Other assets	505	548
Total assets	$112,813	$108,610

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,875	$9,758
Accrued expenses	4,794	3,916
Short-term deferred gain on sale of real estate	228	147
Current installments of long-term debt and capital lease obligations	309	238
Total current liabilities	14,206	14,059

Long-term deferred gain on sale of real estate	3,960	2,493
Long-term debt and capital lease obligations, less current installments	836	583
Deferred income taxes	965	965
Total long-term liabilities	5,761	4,041

Stockholders’ equity:
Common stock, $.02 par value per share; authorized 28,000,000 shares; issued 11,596,778 shares and 11,577,631 shares at March 31, 2007 and December 31, 2006, respectively	232	232
Preferred stock, $.02 par value per share; authorized 2,000,000 shares; none issued in both periods	-	-
Additional paid-in capital	66,198	66,104
Treasury stock, at cost, 389,732 shares at March 31, 2007 and December 31, 2006, respectively	(1,849)	(1,849)
Retained earnings	28,265	26,023
Total stockholders’ equity	92,846	90,510
Total liabilities and stockholders’ equity	$112,813	$108,610
See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)
	Three Months Ended March 31,
	2007	2006

Net sales	$32,176	$29,242
Cost of sales	23,905	20,921
Gross profit	8,271	8,321

Selling, general and administrative expenses	5,009	4,201
Income from operations	3,262	4,120

Other income (expense):
Interest income (expense), net	206	(427)
Other, net	6	2
Income before income taxes	3,474	3,695

Provision for income taxes	1,233	1,386
Net income	$2,241	$2,309

Amounts per common share: Net income per common share	$0.20	$0.27

Net income per common share assuming dilution	$0.20	$0.27

Weighted average common shares outstanding	11,150,899	8,547,398

Weighted average dilutive common shares outstanding	11,275,337	8,670,549

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)
	Three Months Ended March 31,
	2007	2006
Operating activities
Net income	$2,241	$2,309
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	857	916
Charges for bad debt expense	221	28
Charges for inventory obsolescence and valuation	332	283
Restricted stock compensation	93	43
Changes in operating assets and liabilities:
Trade accounts receivable	(4,341)	250
Inventories	(3,063)	(2,447)
Prepaid expenses and other assets	5	96
Current and deferred income taxes	1,070	(1,594)
Accounts payable	(883)	(1,064)
Accrued expenses	(505)	514
Net cash used by operating activities	(3,973)	(666)

Investing activities
Additions to property, plant and equipment	(1,900)	(685)
Purchase of debt securities	(16,017)	-
Proceeds from matured securities	2,250	-
Proceeds from sale of real estate	5,920	-
Acquisition of Technical Change Associates	-	(614)
Other, net	(170)	4
Net cash used by investing activities	(9,917)	(1,295)

Financing activities
Proceeds from public offering	-	39,268
Proceeds from issuance of debt and origination of capital leases	380	-
Principal payments on long-term debt and notes payable	(54)	(4,658)
Net payments on revolver	-	(8,898)
Proceeds from exercise of stock options	-	59
Net cash provided by financing activities	326	25,771

Net increase (decrease) in cash and cash equivalents	(13,564)	23,810
Cash and cash equivalents, beginning of year	24,411	35
Cash and cash equivalents, end of quarter	$10,847	$23,845

Supplemental Disclosures of Cash Flow Information
Interest paid	$26	$384
Income taxes paid (refunded), net	$98	$2,980
See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2007

1.  Accounting Policies

Description of Business

LMI Aerospace, Inc. (the “Company”) fabricates, machines, and integrates formed, close tolerance aluminum and specialty alloy components and sheet metal products for use by the aerospace, defense and technology industries. The Company is a Missouri corporation with headquarters in St. Charles, Missouri. The Company maintains facilities in St. Charles, Missouri; Seattle, Washington; Tulsa, Oklahoma; Wichita, Kansas; Irving, Texas; Sun Valley, California; Vista, California; Savannah, Georgia, Ogden, Utah; and Mexicali, Mexico.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the three months ending March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.

Customer Concentration

Direct sales to the Company’s largest customer accounted for 33.8% and 32.9% of the Company’s total revenues at March 31, 2007 and 2006, respectively. Accounts receivable balances related to the largest customer based on direct sales were 32.0% and 31.9% of the accounts receivable balance at March 31, 2007 and December 31, 2006, respectively.

Direct sales to the Company’s second largest customer accounted for 15.6% and 15.4% of the Company’s total revenues at March 31, 2007 and March 31, 2006, respectively. Accounts receivable balances related to the second largest customer based on direct sales represented 15.3% and 10.4% of the accounts receivable balance at March 31, 2007 and December 31, 2006, respectively.

Direct sales to the Company’s third largest customer accounted for 11.5% and 8.7% of the Company’s total revenues at March 31, 2007 and March 31, 2006, respectively. Accounts receivable balances related to the third largest customer based on direct sales were 9.8% and 10.3% of the accounts receivable balance at March 31, 2007 and December 31, 2006, respectively.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2007

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

Short-term Investments

Short-term investments consist of investment instruments with an initial maturity of one year or less, including those with an initial maturity of three months or less held in our trading accounts. At March 31, 2007, all securities were classified as held-to-maturity and recorded at amortized costs.

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.

The Company had no unrecognized tax benefits as of the January 1, 2007 adoption date or as of March 31, 2007. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of March 31, 2007. The Company recognizes accrued amounts of interest and penalties related to its uncertain tax positions as part of its income tax expense within its consolidated statement of operations. The Company has no interest or penalties relating to income taxes recognized in the balance sheet as of March 31, 2007. As of March 31, 2007, returns for the calendar years 2002 through 2006 remain subject to examination by U.S. and various state tax jurisdictions.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2007

2.  Inventories

Inventories consist of the following:

	March 31, 2007	December 31, 2006

Raw materials	$6,613	$5,583
Work in progress	7,801	8,556
Manufactured and purchased components	8,249	7,955
Finished goods	14,024	11,862
Total inventories	$36,687	$33,956

These amounts include reserves for obsolete and slow-moving inventory of $2,041 and $1,932 and a reserve for lower of cost or market of $365 and $255 at March 31, 2007 and December 31, 2006, respectively.

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

In the fourth quarter of 2006, the Company performed the required annual impairment test under SFAS No. 142 and concluded that the remaining goodwill balance was not further impaired. Goodwill balance was $5,653 at March 31, 2007 and at December 31, 2006.

Customer-Related Intangible Assets

Customer-related intangible assets resulted from the acquisitions of Versaform Corporation and Technical Change Associates, Inc. and have an original estimated useful life of 5 to 15 years. The carrying value at March 31, 2007 and December 31, 2006 were as follows:

	March 31, 2007	December 31, 2006

Gross Amount	$4,694	$4,694
Accumulated Amortization	(1,371)	(1,269)
Intangible assets, net	$3,323	$3,425

Customer-related intangible assets amortization expense was $102 and $66 for the three months ended March 31, 2007 and March 31, 2006, respectively.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2007

4.  Long-Term Debt and Revolving Line of Credit

The balance of long-term debt at March 31, 2007 and December 31, 2006, respectively, consists of various notes payable for the purchase of certain equipment. The notes are payable in monthly installments including interest at fixed annual rates ranging from 6.70% to 7.20% through January 2012. The notes payable are secured by certain equipment.

On December 28, 2006, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Credit Agreement provides for a $40,000 revolving loan facility, under which there is no requirement to provide a borrowing base of collateral to support advances. The revolving loan facility is subject to an unused commitment fee and bears an interest rate between LIBOR plus 0.75% and 1.75% based on the ratio of the Company’s total funded debt to earnings before interest, taxes, depreciation and amortization. The outstanding principal balance is due and payable in full on March 31, 2012. The credit facility is secured by all of the Company’s non-real estate assets and requires the Company to meet certain financial and non-financial covenants. At March 31, 2007, there were no outstanding balances under this facility.

5.  Earnings Per Common Share

Basic net income per common share is based upon weighted average number of common shares outstanding. Diluted net income per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect of stock options and restricted stock, using the treasury stock and if converted methods. The number of dilutive shares as of March 31, 2007 and March 31, 2006 attributable to stock options was 94,544 and 110,838, respectively. The number of dilutive shares attributable to restricted stock as of March 31, 2007 and March 31, 2006 was 29,894 and 12,313, respectively.

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

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2007

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which revises and replaces SFAS No. 123, “Accounting for Stock-Based Payments” (“SFAS No. 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123R requires that compensation expense be recognized for all share-based payments based on the grant date fair value. The Company adopted SFAS No. 123R using the modified prospective method of transition. Accordingly, prior periods have not been restated. In connection with the adoption of SFAS No. 123R, the Company’s pre-tax income from operations for 2006 was not materially different than if it had continued to account for share-based compensation under APB No. 25, as the majority of outstanding options was vested at December 31, 2005. The Company did not grant any options for the three months ended March 31, 2007 and March 31, 2006, respectively.

A summary of stock option activity under the Company’s share-based compensation plans for the three months ended March 31, 2007 is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2006	137,234	$3.24
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2007	137,234	3.24	3.8 yrs	$2,112

Options Exercisable at March 31, 2007	137,234	$3.24	3.8 yrs	$2,112

The following table summarizes information about stock options outstanding at March 31, 2007:

Range of Exercise Prices	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.31 - $1.95	12,000	7.3	$ 1.31	12,000	$ 1.31
$1.96 - $2.90	78,234	3.5	2.56	78,234	2.56
$2.91 - $4.35	13,500	3.8	3.51	13,500	3.51
$4.36 - $6.06	33,500	3.4	5.43	33,500	5.43
Total	137,234	3.8	$ 3.24	137,234	$ 3.24

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2007

A summary of the activity for non-vested restricted stock awards as of March 31, 2007 and changes during the three-month period is presented below:

Restricted Stock Awards	Number of shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2006	37,000	$12.85
Granted	19,118	$16.48
Vested	(4,550)	$14.16
Forfeited	—	—
Outstanding at March 31, 2007	51,568	$14.08

Common stock compensation expense related to restricted stock awards granted under the 2005 Plan was $93 ($60 after tax) and $43 ($27 after tax) for the three-month periods ended March 31, 2007 and 2006, respectively.

Total unrecognized compensation costs related to non-vested share-based compensation awards granted under the Plan were $490 and $248 at March 31, 2007 and 2006, respectively. These costs are expected to be recognized over a weighted average period of 1.6 years and 1.9 years, respectively.

7.  Sale and Leaseback of Real Estate Properties

On December 28, 2006, the Company, through two of its operating subsidiaries, entered into an agreement with a third party to sell and lease back certain of its real estate properties for a total sale price of $10,250. The sale of one of these properties occurred on December 28, 2006 for a sale price of $4,330, which resulted in a gain of $2,640. On February 13, 2007, the sale of the three remaining properties was completed at a price of $5,920, which resulted in a gain of $1,621. The total gain from the sale of these properties of $4,261 is deferred and will be recognized over the term of the leases. The two operating lease agreements resulting from the sale expire on February 28, 2025, and the Company has options for three additional five-year renewal terms. The combined initial annual minimum lease payment for the four properties is $890 and will be increased by 2.3% per year.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. The Company makes forward-looking statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q, which represent the Company’s expectations or beliefs about future events and financial performance. When used in this report, the words “expect,” “believe,” “anticipate,” “goal,” “plan,” “intend,” “estimate,” “may,” “will” or similar words are intended to identify forward-looking statements. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events or results. Such statements are subject to known and unknown risks, uncertainties and assumptions, including those referred to in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 15, 2007.

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

The Company believes that certain significant accounting policies have the potential to have a more significant impact on the financial statements either because of the significance of the financial statements to which they relate or because they involve a higher degree of judgment and complexity. A summary of such critical accounting policies can be found in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2007 compared to March 31, 2006

The following table is a summary of the Company’s operating results for the three months ended March 31, 2007 and March 31, 2006:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	($ in millions)
Net sales	$32.2	$29.2
Cost of sales	23.9	20.9
Gross profit	8.3	8.3
S,G & A	5.0	4.2
Income from operations	3.3	4.1
Interest income (expense), net	0.2	(0.4)
Income before income taxes	3.5	3.7
Provision for income taxes	1.3	1.4
Net Income	$2.2	$2.3

Net Sales. The following table specifies the amount of net sales by category for the first quarter of 2007 and 2006 and the percentage of total net sales for each period represented by each category (dollars in millions).

Category	1st Qtr 2007	% of Total	1st Qtr 2006	% of Total
Corporate and Regional Aircraft	$12.3	38.2%	$ 11.7	40.1%
Large Commercial Aircraft	10.7	33.2	9.0	30.8
Military	6.6	20.5	5.1	17.5
Technology	1.7	5.3	2.0	6.8
Other (1)	0.9	2.8	1.4	4.8
Total	$32.2	100.0%	$ 29.2	100.0%

(1)  Includes consulting services and various aerospace products.

Net sales for the first quarter of 2007 were $32.2 million, up 10.3% from $29.2 million in the first quarter of 2006. The increase in net sales occurred in all major aerospace markets that we serve and was offset by a slight decrease in technology and other sales.

Net sales of components for corporate and regional aircraft were $12.3 million for the first quarter of 2007 compared to $11.7 million for the first quarter of 2006, an increase of 5.1%. This increase was primarily attributable to increased production rates on Gulfstream aircraft.

Net sales of product used in large commercial aircraft were $10.7 million for the first quarter of 2007, an increase of 18.9% from $9.0 million in the first quarter of 2006. Net sales to this market were driven by higher production rates on certain models of Boeing aircraft. In particular, we generated net sales for the Boeing 737 of $6.1 million in the first quarter of 2007, up 24.5% from $4.9 million in the first quarter of 2006, and net sales for the Boeing 747 of $2.4 million in the first quarter of 2007, up 20.0% from $2.0 million in the first quarter of 2006. These increases were partially offset by a $0.4 million decrease in sales for the Boeing 777 from $1.7 million in the first quarter of 2006 to $1.3 million in the first quarter of 2007. A temporary 777 wing program which contributed $0.7 million of net sales in the first quarter of 2006 ended at the end of the second quarter of 2006.

Military products generated $6.6 million of net sales in the first quarter of 2007 compared to $5.1 million in the first quarter of 2006, an increase of 29.4%. This increase resulted from net sales for the Sikorsky Blackhawk program which generated $3.3 million of net sales in the first quarter of 2007 compared to $1.8 million in the first quarter of 2006. Of the $1.5 million increase of net sales for this program, approximately $1.1 million was attributable to price increases to offset the cost of purchasing raw material and components on assembly work in the first quarter of 2007, compared with sales of labor only in the first quarter of 2006. The remaining $0.4 million increase of net sales for this program resulted from increased production rates.

Technology products generated $1.7 million of net sales for the first quarter of 2007 compared to $2.0 million for the first quarter of 2006, a decrease of 15.0%. This decrease was due to lower net sales of products used in both semiconductor equipment and medical technology products.

Gross Profit. Gross profit for the first quarter of 2007 was $8.3 million (25.8% of net sales) compared to $8.3 million (28.4% of net sales) in the first quarter of 2006. Gross profit was positively impacted by our higher production rates with aerospace customers which provided better coverage of fixed costs, but was reduced by lower production rates with technology customers, costs incurred to support new programs, as well as increases in reserves for workers’ compensation and losses on uncompleted contracts for machined products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the first quarter of 2007 were $5.0 million (15.5% of net sales) compared to $4.2 million (14.4% of net sales) in the first quarter of 2006. This increase resulted from higher salary, wage and fringe benefit costs from increased staffing to support our growth and a one-time bad debt expense in the first quarter of 2007.

Interest Income (Expense), net. Net interest income for the first quarter of 2007 was $0.2 million compared to net interest expense of $0.4 million for the first quarter of 2006. At the end of the first quarter of 2006, we completed an offering of common shares, generating approximately $39.3 million of cash that was used to repay most of our interest-bearing debt. The remaining cash was invested in various taxable and tax-free investments.

Income Tax Expense. During the first quarter of 2007, we recorded income tax expense of $1.3 million compared to $1.4 million in the first quarter of 2006. We applied an effective tax rate of 35.5% to income for the first quarter of 2007 compared to 37.5% for the first quarter of 2006. The reduction in rate is derived from additional deductions available for manufacturers and strategies taken to reduce state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 2007, we used $4.0 million of cash in operating activities compared to $0.7 million for the first quarter of 2006. Cash was reduced by the $4.3 million increase in accounts receivable and a $3.1 million increase in inventories, primarily due to increases in raw materials and finished goods. These inventory increases were due to production increases to support growing revenues expected in the last six months of 2007.

Net cash used in investing activities was $9.9 million for the first quarter of 2007 compared to $1.3 million for the first quarter of 2006. We invested $16.0 million of funds in short-term securities, offset by cash proceeds from matured securities of $2.3 million. We also incurred $1.9 million of capital expenditures during the first quarter of 2007 compared to $0.7 million during the first quarter of 2006. On December 28, 2006, we entered into an agreement with a third party to sell and lease back certain of our real estate properties for a total sale price of $10.3 million. The sale of one of these properties occurred on December 28, 2006 for a sale price of $4.3 million. On February 13, 2007, the sale of the three remaining properties was completed at a price of $5.9 million, which favorably impacted our cash flow.  The total non-cash gain from sale of these properties of $4.3 million is deferred and will be recognized over the term of the lease.

Cash provided by financing activities was $0.3 million for the first quarter of 2007 compared to $25.8 million for the first quarter of 2006. The 2006 increases resulted from our public offering of common stock, completed on March 29, 2006, reduced by payments of outstanding debt.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As discussed in the “Liquidity and Capital Resources” section, we completed the sale and leaseback of three real estate properties on February 13, 2007. The operating lease agreement resulting from the sale expires on February 28, 2025, and we have options for three additional five-year renewal terms. As of March 31, 2007, the impact of the lease on our future contractual obligations is as follow (dollars in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$ 11,319	$ 518	$ 1,071	$ 1,121	$ 8,609

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows. We are exposed to market risk primarily due to fluctuations in interest rates. We do not utilize any particular strategy or instruments to manage our interest rate risk.

Our outstanding credit facility carries an interest rate that varies in accordance with the LIBOR rate. We did not have any outstanding debt balances as of March 31, 2007. When we utilize funds provided by the credit facility, we will be subject to potential fluctuations in our debt service as the LIBOR rate changes.

Item 4.  Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2007. Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

In February 2004, Versaform Corporation, our wholly-owned subsidiary, was served with a grand jury subpoena and we were informed that the U.S. Attorney's Office for the Southern District of California, Department of Defense, Office of Inspector General, Defense Criminal Investigative Service, and the Federal Bureau of Investigation were conducting an investigation relating to structural components of B-52 engine cowlings Versaform manufactured for Nordam Corporation, components of auxiliary power units Versaform manufactured for Hamilton Sundstrand, a United Technologies Company, and certain tools Versaform manufactured for Lockheed Martin Corporation.

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

Item 1A.  Risk Factors.

There have been no material changes to the risk factors as previously disclosed in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Charles and State of Missouri on the 9th day of May, 2007.

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