Form 10-Q
period 2007-06-30
LMI AEROSPACE INC
filed 2007-08-09
CIK 1059562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2007.

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

On July 30, 2007, there were 11,220,227 shares of our common stock, par value $0.02 per share outstanding.

LMI AEROSPACE, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDING JUNE 30, 2007

PART I
FINANCIAL INFORMATION
LMI Aerospace, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)
	(Unaudited)
	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$9,985	$24,411
Short-term investments	16,224	2,243
Trade accounts receivable, net of allowance of $239 at June 30, 2007 and $311 at December 31, 2006	19,171	14,658
Inventories	37,200	33,956
Prepaid expenses and other current assets	1,622	1,760
Deferred income taxes	2,199	2,210
Income taxes receivable	548	232
Total current assets	86,949	79,470

Property, plant and equipment, net	17,585	19,514
Goodwill	5,653	5,653
Customer intangible assets, net	3,220	3,425
Other assets	934	548
Total assets	$114,341	$108,610

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,878	$9,758
Accrued expenses	4,447	3,916
Short-term deferred gain on sale of real estate	233	147
Current installments of long-term debt and capital lease obligations	319	238
Total current liabilities	12,877	14,059

Long-term deferred gain on sale of real estate	3,890	2,493
Long-term debt and capital lease obligations, less current installments	776	583
Deferred income taxes	965	965
Total long-term liabilities	5,631	4,041

Stockholders’ equity:
Common stock, $.02 par value per share; authorized 28,000,000 shares; issued 11,608,183 shares and 11,577,631 shares at June 30, 2007 and December 31, 2006, respectively	232	232
Preferred stock, $.02 par value per share; authorized 2,000,000 shares; none issued in both periods	-	-
Additional paid-in capital	66,293	66,104
Treasury stock, at cost, 389,432 shares at June 30, 2007 and 389,732 share at December 31, 2006	(1,848)	(1,849)
Retained earnings	31,156	26,023
Total stockholders’ equity	95,833	90,510
Total liabilities and stockholders’ equity	$114,341	$108,610

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006

Net sales	$33,935	$32,768	$66,112	$62,010
Cost of sales	24,717	23,921	48,623	44,842
Gross profit	9,218	8,847	17,489	17,168

Selling, general and administrative expenses	4,933	4,170	9,943	8,371
Income from operations	4,285	4,677	7,546	8,797

Other income (expense):
Interest income (expense), net	185	77	391	(350)
Other, net	(30)	(1)	(23)	1
Income before income taxes	4,440	4,753	7,914	8,448

Provision for income taxes	1,549	1,796	2,782	3,182
Net income	$2,891	$2,957	$5,132	$5,266

Amounts per common share:
Net income per common share	$0.26	$0.27	$0.46	$0.54

Net income per common share assuming dilution	$0.26	$0.26	$0.46	$0.53

Weighted average common shares outstanding	11,150,899	11,112,507	11,150,899	9,837,038

Weighted average dilutive common shares outstanding	11,267,118	11,239,257	11,271,228	9,961,988

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30
	2007	2006
Operating activities:
Net income	$5,132	$5,266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,759	1,905
Charges for bad debt expense	221	34
Charges for inventory obsolescence and valuation	460	352
Restricted stock compensation	187	86
Changes in operating assets and liabilities:
Trade accounts receivable	(4,734)	(1,362)
Inventories	(3,704)	(5,298)
Prepaid expenses and other assets	(270)	(97)
Income taxes	(262)	(2,618)
Accounts payable	(1,880)	1,485
Accrued expenses	141	528
Net cash (used) provided by operating activities	(2,950)	281

Investing activities:
Additions to property, plant and equipment	(3,542)	(1,846)
Purchase of debt securities	(16,017)	(6,342)
Proceeds from matured securities	2,250	-
Proceeds from sale of real estate	5,920	-
Acquisition of Technical Change Associates	-	(614)
Other, net	(362)	2
Net cash used by investing activities	(11,751)	(8,800)

Financing activities:
Proceeds from public offering	-	39,249
Proceeds from issuance of debt and origination of capital leases	408	-
Net payments on revolving line of credit	-	(8,898)
Principal payments on long-term debt and notes payable	(134)	(5,036)
Proceeds from exercise of stock options	1	110
Net cash provided by financing activities	275	25,425

Net (decrease) increase in cash and cash equivalents	(14,426)	16,906
Cash and cash equivalents, beginning of year	24,411	35
Cash and cash equivalents, end of quarter	$9,985	$16,941

Supplemental disclosures of cash flow information:
Interest paid	$62	$504
Income taxes paid (refunded), net	$3,084	$5,800

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2007

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included.  Operating results for the three and six months ending June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.

Customer Concentration

Direct sales to the Company’s largest customer accounted for 28.9% and 32.4% of the Company’s total revenues for the three months ended June 30, 2007 and June 30, 2006, respectively. Direct sales to the Company’s largest customer accounted for 31.3% and 32.6% of the Company’s total revenues for the six months ended June 30, 2007 and June 30, 2006, respectively. Account receivable balances related to the largest customer based on direct sales were 26.8% and 31.9% at June 30, 2007 and December 31, 2006, respectively.

Direct sales to the Company’s second largest customer accounted for 15.8% and 14.9% of the Company’s total revenues for the three months ended June 30, 2007 and June 30, 2006, respectively. Direct sales to the Company’s second largest customer accounted for 15.7% and 15.1% of the Company’s total revenues for the six months ended June 30, 2007 and June 30, 2006, respectively. Account receivable balances related to the second largest customer based on direct sales were 18.9% and 10.4% at June 30, 2007 and December 31, 2006, respectively.

Direct sales to the Company’s third largest customer accounted for 12.4% and 12.2% of the Company’s total revenues for the three months ended June 30, 2007 and June 30, 2006, respectively. Direct sales to the Company’s third largest customer accounted for 11.9% and 10.5% of the Company’s total revenues for the six months ended June 30, 2007 and June 30, 2006, respectively. Account receivable balances related to the third largest customer based on direct sales were 9.8% and 10.3% at June 30, 2007 and December 31, 2006, respectively.

Use of Estimates

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2007

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

Short-term Investments

Short-term investments consist of investment instruments with an initial maturity of one year or less, including those with an initial maturity of three months or less held in our trading accounts. At June 30, 2007, all securities were classified as held-to-maturity and recorded at amortized costs.

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

The Company had no unrecognized tax benefits as of the January 1, 2007 adoption date and as of June 30, 2007. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of June 30, 2007. The Company recognizes accrued amounts of interest and penalties related to its uncertain tax positions as part of its income tax expense within its consolidated statement of operations. The Company has no interest or penalties relating to income taxes recognized in the balance sheet as of June 30, 2007. At June 30, 2007, returns for the calendar years 2002 through 2006 remain subject to examination by U.S. and various state tax jurisdictions.

2.  Inventories

	June 30, 2007	December 31, 2006

Raw materials	$6,142	$5,583
Work in progress	8,380	8,073
Manufactured and purchased components	8,714	8,438
Finished goods	13,964	11,862
Total inventories	$37,200	$33,956

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2007

These amounts include reserves for obsolete and slow-moving inventory of $1,938 and $1,932 and a reserve for lower of cost or market of $303 and $255 at June, 2007 and December 31, 2006, respectively.

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

In the fourth quarter of 2006, the Company performed the required annual impairment test under SFAS No. 142 and concluded that the remaining goodwill balance was not further impaired.  Goodwill balance was $5,653 at June 30, 2007 and December 31, 2006.

Customer-Related Intangible Assets

Customer-related intangible assets resulted from the acquisitions of Versaform and Technical Change Associates, Inc. and have an original estimated useful life of 5 to 15 years.  The carrying value at June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007	December 31, 2006

Gross Amount	$4,694	$4,694
Accumulated Amortization	(1,474)	(1,269)
Intangible assets, net	$3,220	$3,425

Customer related intangibles amortization expense was $103 and $136 for the three months ended June 30, 2007 and 2006, respectively, and $205 and $202 for the six months ended June 30, 2007 and 2006, respectively.

4.  Long-Term Debt and Revolving Line of Credit

Long-term debt at June 30, 2007 and December 31, 2006, respectively, consists solely of various notes payable for the purchase of certain equipment. The notes are payable in monthly installments including interest at fixed annual rates ranging from 6.70% to 7.20% through January 2012. The notes payable are secured by the equipment purchased.

 LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2007

On December 28, 2006, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Credit Agreement provides for a $40,000 revolving loan facility, under which there is no requirement to provide a borrowing base of collateral to support advances. The revolving loan facility is subject to an unused commitment fee and bears an interest rate between LIBOR plus 0.75% and 1.75% based on the ratio of the Company’s total funded debt to earnings before interest, taxes, depreciation and amortization. The outstanding principal balance is due and payable in full on March 31, 2012.  The credit facility is secured by all of the Company’s non-real estate assets and requires the Company to meet certain financial and non-financial covenants. At June 30, 2007, there were no outstanding balances under this facility.

In connection and concurrently with its acquisition of D3 Technologies, Inc. on July 31, 2007, the Company entered into a new credit facility with Wachovia Bank, N.A. replacing the Credit Agreement with Wells Fargo.  See Note 7 below.

5.  Earnings Per Common Share

Basic net income per common share is based upon the weighted average number of common shares outstanding. Diluted net income per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect of stock options and restricted stock, using the treasury stock and if converted methods.  The number of such shares for the quarter ended June 30, 2007 and June 30, 2006 subject to stock options and restricted stock was 116,219 and 126,750, respectively.  The number of such shares for the six months ended June 30, 2007 and June 30, 2006 subject to stock options and restricted stock was 120,329 and 124,950, respectively.

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

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which revises and replaces SFAS No. 123, “Accounting for Stock-Based Payments” (“SFAS No. 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123R requires that compensation expense be recognized for all share-based payments based on the grant date fair value. The Company adopted SFAS No. 123R using the modified prospective method of transition. Accordingly, prior periods have not been restated. In connection with the adoption of SFAS No. 123R, the Company’s pre-tax income from operations for 2006 was not materially different than if it had continued to account for share-based compensation under APB No. 25, as the majority of outstanding options was vested at December 31, 2005. The Company did not grant any options during the three and six months ended June 30, 2007 and June 30, 2006, respectively.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2007

A summary of stock option activity under the Company’s share-based compensation plans for the six months ended June 30, 2007 is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at January 1, 2007	137,234	$3.24
Granted	-	-
Exercised	(300)	4.75
Forfeited or expired	(300)	4.75
Outstanding at June 30, 2007	136,634	$3.24	3.6 yrs	$2,878

Exercisable at June 30, 2007	136,634	$3.24	3.6 yrs	$2,878

The total intrinsic value of options exercised during the six months ended June 30, 2007 was $5 based upon the market price on exercise date.

The following table summarizes information about stock options outstanding at June 30, 2007:

Range of Exercise Prices	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.31 - $1.95	12,000	7.0	$1.31	12,000	$1.31
$1.96 - $2.90	78,234	3.2	2.56	78,234	2.56
$2.91 - $4.35	13,500	3.5	3.51	13,500	3.51
$4.36 - $6.06	32,900	3.2	5.44	32,900	5.44
Total	136,634	3.6	$3.24	136,634	$3.24

A summary of the activity for non-vested restricted stock awards as of June 30, 2007 and changes during the six-month period is presented below:

 LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2007

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2007	37,000	$12.85
Granted	30,552	17.98
Vested	(4,550)	(14.16)
Forfeited	-	-

Outstanding at June 30, 2007	63,002	$15.24

Common stock compensation expense related to restricted stock awards granted under the 2005 Plan was $98 ($63 after tax) and $192 ($124 after tax) for the three and six months ended June 30, 2007 and $43 ($27 after tax) and $86 ($54 after tax) for the three and six months ended June 30, 2006.

At June 30, 2007 there was $647 of total unrecognized compensation costs related to non-vested share-based compensation awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.6 years. At June 30, 2006 there was $409 of total unrecognized compensation costs related to non-vested share-based compensation awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.3 years.

7.  Subsequent Event

On July 31, 2007, the Company acquired all of the outstanding capital stock of D3 Technologies, Inc. (“D3 Technologies”), a premier design and engineering services firm, at a purchase price of $65,000 in cash.

Concurrent with the acquisition, the Company entered into a Credit Agreement (the “Credit Agreement”) with Wachovia Bank, National Association (as Administrative Agent, Swingline Lender and Issuing Lender), Wells Fargo Bank, National Association (as Syndication Agent) and the other lender parties. The Credit Agreement provides for a senior secured revolving credit facility in an aggregate principal amount of up to $80,000 (the “Facility”). Borrowings under the Facility are secured by substantially all of the Company’s assets and bear interest at either the “Base Rate” (the higher of the federal funds rate plus one-half of one percent or the prime commercial lending rate of Wachovia Bank) plus the applicable interest margin ranging from 0.125% to 1.0%, depending upon the Company’s then total leverage ratio or the LIBOR rate.  Interest accruing under the LIBOR rate option is defined as the LIBOR rate plus the applicable interest margin ranging from 1.125% to 2.0% depending upon the Company’s then total leverage ratio.  The maturity date of the Facility, which is subject to acceleration upon breach of the financial covenants (consisting of a maximum total leverage ratio and a minimum fixed charge coverage ratio) and other customary non-financial covenants contained in the Credit Agreement, is July 31, 2012.

The purchase price for D3 Technologies was funded in part with $38,500 of borrowings under the Credit Agreement and the remainder with the Company’s existing cash.

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

On July 31, 2007, we acquired all of the capital stock of D3 Technologies, Inc., a premier design and engineering services firm based in San Diego, California for a purchase price of $65 million in cash.  We believe that the combined capabilities of LMI and D3 Technologies will substantially improve the value proposition that we can offer our customers, provide additional participation with the aerospace industry and add unique composite materials engineering expertise.  See Part II, Item 1A “Risk Factors” and Note 7 of the Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

Three months ended June 30, 2007 compared to June 30, 2006

The following table is a summary of our operating results for the three months ended June 30, 2007 and June 30, 2006:

	Three Months Ended	Three Months Ended
	June 30, 2007	June 30, 2006
	($ in millions)
Net sales	$33.9	$32.8
Cost of sales	24.7	23.9
Gross profit	9.2	8.9
S,G & A	4.9	4.2
Income from operations	4.3	4.7
Interest income (expense), net	0.1	0.1
Income before income taxes	4.4	4.8
Provision for income taxes	1.5	1.8
Net Income	$2.9	$3.0

Net Sales.  The following table specifies the amount of net sales by category for the second quarter of 2007 and 2006 and the percentage of total net sales for each period represented by each category (dollars in millions).

Category	Three Months Ended June 30, 2007	% of Total	Three Months Ended June 30, 2006	% of Total
Corporate and Regional Aircraft	$11.4	33.7%	$12.5	38.1%
Large Commercial Aircraft	11.4	33.5	9.5	29.0
Military	8.3	24.6	7.8	23.8
Technology	1.6	4.9	1.9	5.8
Other (1)	1.1	3.4	1.1	3.4
Total	$33.9	100.0%	$32.8	100.0%

(1)  Includes various aerospace products and consulting revenue.

Net sales for the second quarter of 2007 were $33.9 million, up 3.4% from $32.8 million in the second quarter of 2006. The increase in net sales occurred in the large commercial aircraft and military markets we serve and was offset by decreases in corporate and regional aircraft and technology sales.

Net sales of components for corporate and regional aircraft decreased $1.1 million or 8.8% from $12.5 million for the quarter ended June 30, 2006 to $11.4 million for the quarter ended June 30, 2007.  This decrease was primarily attributable to lower sales to Gulfstream. A new ordering process with Gulfstream caused a spike in net sales in the second quarter of 2006. Subsequent quarters, including the second quarter of 2007, have not reached the same level as we have worked with the customer to improve various elements of the new ordering process.

Net sales of products used in large commercial aircraft were $11.4 million for the second quarter of 2007, an increase of $1.9 million or 20% from $9.5 million in the second quarter of 2006. Net sales to this market were driven by higher production rates on certain models of Boeing aircraft. In particular, we generated net sales for the Boeing 737 of $6.6 million in the second quarter of 2007, up 24.3% from $5.3 million in the second quarter of 2006, and net sales for the Boeing 747 of $2.5 million in the second quarter of 2007, up 29.5% from $1.9 million in the second quarter of 2006. In addition, sales for the Boeing 787, which began in the first quarter of 2007 generated $0.5 million in the second quarter. These increases were partially offset by a $0.5 million decrease in sales for the Boeing 777 from $1.7 million in the second quarter of 2006 to $1.2 million in the second quarter of 2007 due to the substantial completion in the second quarter of 2006 of a temporary 777 wing component offload program that had contributed $0.9 million of net sales in the second quarter of 2006.

Military products generated $8.3 million of net sales in the second quarter of 2007 compared to $7.8 million in the second quarter of 2006, an increase of $0.5 million or 6.4%.  New programs supporting the Sikorsky Black Hawk helicopter program generated $5.0 million of net sales in the second quarter of 2007, up 15.6% from $4.3 million of net sales in the second quarter of 2006. This was offset by declining volume on the Lockheed F-16.

Technology products generated $1.6 million of net sales for the second quarter of 2007 compared to $1.9 million for the second quarter of 2006, a decrease of 15.8%.  This decrease was due to lower net sales of products used in both semiconductor equipment and medical technology products.

Gross Profit.  Gross profit for the second quarter of 2007 was $9.2 million (27.1% of net sales), compared to $8.9 million (27.1% of net sales) in the second quarter of 2006. Gross profit was positively impacted by our higher production rates with aerospace customers which provided better coverage of fixed costs, but was reduced by increased salaries and wages, primarily from investment in the materiel organization and higher than expected workers compensation cost related to prior year claims. Specifically, salary and wages increased $0.6 million, or 13%, from $4.6 million for the three months ended June 30, 2006 to $5.2 million for the three months ended June 30, 2007. Additional workers compensation cost incurred for prior year claims was $0.3 million for the three months ended June 30, 2007.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the second quarter of 2007 were $4.9 million (14.5% of net sales) compared to $4.2 million (12.8% of net sales) in the second quarter of 2006.  This increase resulted from higher professional service fees and compensation and fringe benefit costs resulting from increased staffing to support our planned growth.

Net Interest Income (Expense).  Interest income for the second quarter of 2007 was $0.1 million, unchanged from the second quarter of 2006. Our indebtedness was substantially reduced with the proceeds of our secondary public offering of common stock completed in March 2006. We continue to pay interest on certain equipment loans which remain outstanding and certain banking fees to maintain our borrowing availability.  We generated interest income by investing cash on hand of approximately $16 million.

Income Tax Expense.  During the second quarter of 2007, we had income tax expense of $1.5 million compared to $1.8 million in the second quarter of 2006. We applied an effective tax rate of 34.9% to income for the second quarter of 2007 compared to 37.5% for the second quarter of 2006. The reduction in rate is derived from additional deductions available for manufacturers and strategies used to reduce state income taxes.

Six months ended June 30, 2007 compared to June 30,2006

The following table is a summary of the Company’s operating results for the six months ended June 30, 2007 and June 30, 2006:

	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006
	($ in millions)
Net sales	$66.1	$62.0
Cost of sales	48.6	44.8
Gross profit	17.5	17.2
S,G & A	9.9	8.4
Income from operations	7.6	8.8
Interest income (expense), net	0.3	(0.3)
Income before income taxes	7.9	8.5
Provision for income taxes	2.8	3.2
Net Income	$5.1	$5.3

Net Sales.  The following table specifies the amount of net sales by category for the six months ended June 30, 2007 and 2006 and the percentage of total net sales for each period represented by each category (dollars in millions).

Category	Six Months Ended June 30, 2007	% of Total	Six Months Ended June 30, 2006	% of Total
Corporate and Regional Aircraft	$23.7	35.9%	$23.9	38.5%
Large Commercial Aircraft	22.1	33.4	18.6	30.0
Military	14.9	22.5	12.8	20.6
Technology	3.3	5.0	3.9	6.3
Other (1)	2.1	3.2	2.8	4.5
Total	$66.1	100.0%	$62.0	100.0%

(1)  Includes various aerospace products and consulting revenue.

Net sales for the first six months of 2007 were $66.1 million, up $4.1 million or 6.6% from $62.0 million in the first six months of 2006.

Net sales of product for use on corporate and regional aircraft slightly decreased from $23.9 million for the first six months of 2006 to $23.7 million in the first six months of 2007.  Increased sales to Gulfstream were offset by lower production rates in regional aircraft.

Net sales of product used in large commercial aircraft were $22.1 million for the six months ended June 30, 2007, an increase of $3.5 million or 18.8% from $18.6 million for the six months ended June 30, 2006.  This increase was driven by higher production rates on certain models of Boeing aircraft. Specifically, we generated $12.8 million net sales for the Boeing 737 during the six months ended June 30, 2007, up 24.6% from $10.2 million net sales for the six months ended June 30, 2006. We also generated net sales of $4.9 million for the Boeing 747 during the first half of 2007, up 25.6% from $3.9 million net sales for the first half of 2006. In addition, we began shipments for parts used on the Boeing 787 in 2007 and generated $0.7 million net sales for the first half of the year. Partially offsetting the increase was a decrease of sales on a 777 wing component offload program that was substantially completed in the second quarter of 2006.

Military products generated $14.9 million of net sales in the first half of 2007 compared to $12.8 million in the first half of 2006, an increase of $2.1 million or 16.4%.  This increase was primarily attributable to the 38.3% growth in sales of components and assemblies for Sikorsky’s Black Hawk program which generated $8.3 million in the first half of 2007 compared to $6.0 million in the first half of 2006. This was offset by declining volume on the Lockheed F-16.

Technology products generated $3.3 million of net sales for the six months ended June 30, 2007 compared to $3.9 million for the six months ended June 30, 2006, a decrease of $0.6 million or 15.4%.  This decrease was due to lower net sales of products used in both semiconductor equipment and medical technology products.

Gross Profit.  Gross profit increased from $17.2 million (27.7% of net sales) for the six months ended June 30, 2006 to $17.5 million (26.5% of net sales) for the six months ended June 30, 2007. Gross profit was positively impacted by our higher production rates with aerospace customers which provided better coverage of fixed costs, but was reduced by increased salaries and wages, primarily from investment in the materiel organization and higher than expected workers compensation cost related to prior year claims. Specifically, salary and wages increased $1.2 million, or 13%, from $9.1 million for the six months ended June 30, 2006 to $10.3 million for the six months ended June 30, 2007. Additional workers compensation cost incurred for prior year claims was $0.5 million for the six months ended June 30, 2007.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $9.9 million (15.0% of net sales) during the six months ended June 30, 2007 compared to $8.4 million (13.5% of net sales) for the six months ended June 30, 2006.  This increase is primarily due to higher employment levels resulting in additional salaries, wages and fringe benefit costs to support our growth.

Net Interest Income (Expense).  Interest income for the first half of 2007 was $0.3 million compared to interest expense of $0.3 million in the first half of 2006.  During the first quarter of 2006, we concluded a public offering of common stock that raised $39.2 million in cash.  We used a portion of the proceeds to reduce the majority of our indebtedness and are currently investing the remaining balance plus the cash we are generating.

Income Tax Expense.  During the first half of 2007, we had income tax expense of $2.8 million compared to $3.2 million in the first half of 2006. The $0.6 million decrease was primarily due to a decreased effective tax rate derived from additional deductions available for manufacturers and strategies taken to reduce state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

During the first half of 2007, we used $3.0 million of cash in operating activities compared to $0.3 million cash provided during the first half of 2006. Cash was reduced by a $4.7 million increase in accounts receivable due to greater shipments near the end of the second quarter of 2007, changes in payment terms on certain contracts affecting 2007 and shifting of sales to programs with longer payment terms. Cash was also reduced by a $3.7 million increase in inventories, primarily due to increased levels of raw materials and finished goods. These inventory increases were due to production increases to support growing revenues expected in the last six months of 2007. Cash was also decreased by a $1.9 million reduction in accounts payable, primarily due to a $0.6 million payment made to purchase inventory from a customer and a $0.8 million payment to purchase equipment.

Net cash used in investing activities was $11.7 million for the first half of 2007 compared to $8.8 million for the first half of 2006. We invested $16.0 million of funds in short-term securities, offset by cash proceeds from matured securities of $2.3 million. We also incurred $3.5 million of capital expenditures during the first half of 2007 compared to $1.8 million during the first half of 2006.  On December 28, 2006, we entered into an agreement with a third party to sell and lease back certain of our real estate properties for a total sale price of $10.3 million. The sale of one of these properties occurred on December 28, 2006 for a sale price of $4.3 million. On February 13, 2007, the sale of the three remaining properties was completed at a price of $5.9 million, which favorably impacted our cash flow. The total non-cash gain from sale of these properties of $4.3 million is deferred and will be recognized over the term of the lease.

Cash provided by financing activities was $0.3 million for the first half of 2007 compared to $25.4 million for the first half of 2006. The 2006 increases resulted from our public offering of common stock, completed on March 29, 2006, reduced by payments of outstanding debt.

On July 31, 2007, we entered into a Credit Agreement (the “Credit Agreement”) with Wachovia Bank, National Association (as Administrative Agent, Swingline Lender and Issuing Lender), Wells Fargo Bank, National Association (as Syndication Agent) and the other lender parties. The Credit Agreement provides for a senior secured revolving credit facility in an aggregate principal amount of up to $80 million (the “Facility”). Borrowings under the Facility are secured by substantially all of our assets and bear interest at either the “Base Rate” (the higher of the federal funds rate plus one-half of one percent or the prime commercial lending rate of Wachovia Bank) plus the applicable interest margin ranging from 0.125% to 1.0%, depending upon our then total leverage ratio or the LIBOR rate.  Interest accruing under the LIBOR rate option is defined as the LIBOR rate plus the applicable interest margin ranging from 1.125% to 2.0% depending upon our then total leverage ratio.  The maturity date of the Facility, which is subject to acceleration upon breach of the financial covenants (consisting of a maximum total leverage ratio and a minimum fixed charge coverage ratio) and other customary non-financial covenants contained in the Credit Agreement, is July 31, 2012.

In connection with our acquisition of D3 Technologies, we borrowed a total of approximately $38.5 million under the Facility.

The foregoing description of the Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the Credit Agreement, a copy of which is attached as Exhibit 4.1 to our Form 8-K filed with the Securities and Exchange Commission on August 6, 2007.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As discussed in the “Liquidity and Capital Resources” section, we completed the sale and leaseback of three real estate properties on February 13, 2007. The operating lease agreement resulting from the sale expires on February 28, 2025, and we have options for three additional five-year renewal terms. As of June 30, 2007, the impact of the lease on our future contractual obligations is as follow (dollars in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$ 11,190	$ 521	$ 1,077	$ 1,128	$ 8,464

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows.  We are exposed to market risk primarily due to fluctuations in interest rates.  We do not utilize any particular strategy or instruments to manage our interest rate risk.

Interest on both our credit facility outstanding at June 30, 2007 and our new Facility described above accrue at a fluctuating rate.  Thus, we are subject to potential fluctuations in our debt service as the base rate changes. Based on the amount of our outstanding debt as of June 30, 2007, a hypothetical 1% change in the interest rate of our outstanding credit facility would not result in significant changes in our annual interest expense.

Item 4.  Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended) as of June 30, 2007.  Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to the Company's management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

Certain legal proceedings pending against the Company are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Through June 30, 2007, there have been no material developments in any legal proceedings reported in such Annual Report.

Item 1A.  Risk Factors.

Reference is made to the risk factors as previously disclosed in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2007.

Item 2.  Unregistered Sale of Equity, Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

(a)
The annual meeting of the shareholders of the Company was held on June 13, 2007.  Of the 11,596,749 shares entitled to vote at such meeting, 10,715,641 shares were present at the meeting in person or by proxy.

(b)	The individuals listed below were elected as Class III Directors of the Company at the meeting, and the number of shares voted for, against and withheld were as follows:

Name	Number of Shares Voted
	For	Withheld
Ronald S. Saks	8,475,374	2,240,267
Joseph Burstein	9,724,169	991,472
Brian D. Geary	8,464,322	2,251,319

The individuals listed below are Directors whose term of office continued after the meeting:

Thomas G. Unger
John M. Roeder
Sanford S. Neuman
John S. Eulich
Judith W. Northup

(c)
In addition to the election of Class III Directors, the shareholders ratified the appointment of BDO Seidman, LLP as the Company’s independent auditor for the fiscal year ending December 31, 2007.  The number of shares voted for, against and withheld were as follows:

	Number of Shares Voted
For	Against	Abstain
10,663,123	46,835	5,681

(d)           None.

Item 5.  Other Information.

At a meeting held on August 7, 2007, the Board of Directors of the Company appointed Ryan P. Bogan as a Vice President of the Company.  As previously disclosed, contemporaneously with the Company's acquisition of D3 Technologies, Mr. Bogan entered into an employment agreement with D3 Technologies providing for his continued services as the President and Chief Executive Officer of D3 Technologies to December 31, 2010.

Reference is made to Item 5.02 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2007 for the disclosure required by Item 5.02(c) of Form 8-K with respect to Mr. Bogan, which disclosure is incorporated herein by this reference.

Item 6.  Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Charles and State of Missouri on the 9th day of August, 2007.

LMI AEROSPACE, INC.

/s/ Ronald S. Saks
Ronald S. Saks, President and Chief Executive Officer (Principal Executive Officer)

LMI AEROSPACE, INC.

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

10.2
Stock Purchase Agreement dated June 17, 2007 among John J. Bogan, Trustee of the John J. Bogan Separate Property Trust dated October 5, 1999, William A. Huston and LMI Aerospace, Inc., filed as Exhibit 2.1 to the Registrant’s Form 8-K filed June 18, 2007 and incorporated herein by reference.

31.1	Rule 13a-14(a) Certification of Ronald S. Saks, President and Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Lawrence E. Dickinson, Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.