Form 10-Q
period 2007-09-30
LMI AEROSPACE INC
filed 2007-11-08
CIK 1059562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2007.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from ___________ to __________.

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

On November 1, 2007, there were 11,431,869 shares of our common stock, par value $0.02 per share outstanding.

LMI AEROSPACE, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDING SEPTEMBER 30, 2007

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

LMI Aerospace, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	(Unaudited)
	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$355	$24,411
Short-term investments	-	2,243
Trade accounts receivable, net of allowance of $353 at September 30, 2007 and $311 at December 31, 2006	31,860	14,658
Inventories	38,079	33,956
Prepaid expenses and other current assets	1,786	1,760
Deferred income taxes	2,865	2,210
Income taxes receivable	1,206	232
Total current assets	76,151	79,470

Property, plant and equipment, net	19,519	19,514
Goodwill	48,389	5,653
Customer intangible assets, net	19,798	3,425
Other assets	1,428	548
Total assets	$165,285	$108,610

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,551	$9,758
Accrued expenses	11,654	3,916
Short-term deferred gain on sale of real estate	234	147
Current installments of long-term debt and capital lease obligations	677	238
Total current liabilities	22,116	14,059

Long-term deferred gain on sale of real estate	3,832	2,493
Long-term debt and capital lease obligations, less current installments	33,015	583
Deferred income taxes	5,915	965
Total long-term liabilities	42,762	4,041

Stockholders’ equity:
Common stock, $.02 par value per share; authorized 28,000,000 shares; issued 11,819,057 shares and 11,577,631 shares at September 30, 2007 and December 31, 2006, respectively	236	232
Preferred stock, $.02 par value per share; authorized 2,000,000 shares; none issued in both periods	-	-
Additional paid-in capital	66,668	66,104
Treasury stock, at cost, 387,188 shares at September 30, 2007 and 389,732 share at December 31, 2006	(1,837)	(1,849)
Retained earnings	35,340	26,023
Total stockholders’ equity	100,407	90,510
Total liabilities and stockholders’ equity	$165,285	$108,610

See accompanying Notes to Condensed Consolidated Financial Statements.

LMI Aerospace, Inc.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

Net sales	$47,795	$30,799	$113,906	$92,809
Cost of sales	34,494	22,430	83,117	67,271
Gross profit	13,301	8,369	30,789	25,538

Selling, general and administrative expenses	6,396	4,435	16,338	12,807
Income from operations	6,905	3,934	14,451	12,731

Other income (expense):
Interest income (expense), net	(650)	134	(258)	(216)
Other, net	(2)	(63)	(25)	(63)
Income before income taxes	6,253	4,005	14,168	12,452

Provision for income taxes	2,068	1,289	4,851	4,470
Net income	$4,185	$2,716	$9,317	$7,982

Amounts per common share:
Net income per common share	$0.38	$0.24	$0.84	$0.78

Net income per common share assuming dilution	$0.37	$0.24	$0.83	$0.77

Weighted average common shares outstanding	11,157,959	11,112,599	11,155,041	10,266,897

Weighted average dilutive common shares outstanding	11,291,108	11,234,505	11,279,643	10,390,833

See accompanying Notes to Condensed Consolidated Financial Statements.

LMI Aerospace, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating activities:
Net income	$9,317	$7,982
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	3,081	2,763
Charges for bad debt expense	195	39
Charges for inventory obsolescence and valuation	516	550
Restricted stock compensation	566	133
Changes in operating assets and liabilities:
Trade accounts receivable	(8,903)	1,141
Inventories	(4,639)	(7,182)
Prepaid expenses and other assets	(743)	(133)
Income taxes	530	(3,425)
Accounts payable	(1,110)	2,400
Accrued expenses	(787)	1,218
Net cash (used) provided by operating activities	(1,977)	5,486

Investing activities:
Additions to property, plant and equipment	(5,197)	(4,381)
Proceeds from sale of real estate	5,920	-
Proceeds from sale of equipment	1,681	-
Purchase of debt securities	-	(18,192)
Proceeds from matured debt securities	2,243	2,979
Acquisition of Technical Change Associates	-	(626)
Acquisition of D3 Technologiesm, net of cash acquired	(59,082)	-
Other, net	(210)	127
Net cash used by investing activities	(54,645)	(20,093)

Financing activities:
Proceeds from public offering	-	39,249
Proceeds from issuance of debt and origination of capital leases	39,380	512
Net payments on revolving line of credit	(6,500)	(8,898)
Principal payments on long-term debt and notes payable	(328)	(5,401)
Proceeds from exercise of stock options	14	125
Net cash provided by financing activities	32,566	25,587

Net (decrease) increase in cash and cash equivalents	(24,056)	10,980
Cash and cash equivalents, beginning of year	24,411	35
Cash and cash equivalents, end of quarter	$355	$11,015

Supplemental disclosures of cash flow information:
Interest paid	$592	$635
Income taxes paid (refunded), net	$4,224	$7,895

See accompanying Notes to Condensed Consolidated Financial Statements.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar Amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2007

1.  Overview and Accounting Policies

Description of Business

LMI Aerospace, Inc. (the “Company”) is a leading provider of design engineering services, structural components, assemblies and kit to the aerospace, defense and technology industries. The Company primarily sells products and services to the large commercial aircraft, military, corporate and regional aircraft and technology markets within the aerospace and technology industries. The Company is a Missouri corporation with headquarters in St. Charles, Missouri.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included.  Operating results for the three and nine months ending September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.

Customer Concentration

Direct sales to the Company’s largest customer accounted for 22.8% and 32.5% of the Company’s total revenues for the three months ended September 30, 2007 and September 30, 2006, respectively. Direct sales to the Company’s largest customer accounted for 27.7% and 32.6% of the Company’s total revenues for the nine months ended September 30, 2007 and September 30, 2006, respectively. Accounts receivable balances related to the largest customer based on direct sales were 21.0% and 31.9% at September 30, 2007 and December 31, 2006, respectively.

Direct sales to the Company’s second largest customer accounted for 17.3% and 15.8% of the Company’s total revenues for the three months ended September 30, 2007 and September 30, 2006, respectively. Direct sales to the Company’s second largest customer accounted for 16.3% and 15.4% of the Company’s total revenues for the nine months ended September 30, 2007 and September 30, 2006, respectively. Accounts receivable balances related to the second largest customer based on direct sales were 21.7% and 10.4% at September 30, 2007 and December 31, 2006, respectively.

Direct sales to the Company’s third largest customer accounted for 15.9% and 12.7% of the Company’s total revenues for the three months ended September 30, 2007 and September 30, 2006, respectively. Direct sales to the Company’s third largest customer accounted for 11.3% and 11.3% of the Company’s total revenues for the nine months ended September 30, 2007 and September 30, 2006, respectively. Accounts receivable balances related to the third largest customer based on direct sales were 13.6% and 10.3% at September 30, 2007 and December 31, 2006, respectively.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar Amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2007

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks and all highly liquid investment instruments with an initial maturity of three months or less, excluding those held in our trading accounts.

Short-term Investments

Short-term investments consist of investment instruments with an initial maturity of one year or less, including those with an initial maturity of three months or less held in our trading accounts.  All securities were classified as held-to-maturity and recorded at amortized cost.

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

The Company had no unrecognized tax benefits as of the January 1, 2007 adoption date and as of September 30, 2007. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of September 30, 2007. The Company recognizes accrued amounts of interest and penalties related to its uncertain tax positions as part of its income tax expense within its consolidated statement of operations. The Company has no interest or penalties relating to income taxes recognized in the balance sheet as of September 30, 2007. At September 30, 2007, returns for the calendar years 2002 through 2006 remain subject to examination by U.S. and various state tax jurisdictions.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from these estimates.

2.  Acquisition and New Credit Agreement

On July 31, 2007, the Company acquired all of the outstanding capital stock of D3 Technologies, Inc. (“D3 Technologies”), a premier design and engineering services firm, for $65,000 in cash plus transaction costs.  The combined capabilities of LMI and D3 Technologies will substantially improve the value proposition that we can offer our customers.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar Amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2007

Concurrent with the acquisition, the Company entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a senior secured revolving credit facility in an aggregate principal amount of up to $80,000 (the “Facility”). Borrowings under the Facility are secured by substantially all of the Company’s assets and bear interest at either the “Base Rate” (the higher of the federal funds rate plus one-half of one percent or the prime commercial lending rate) plus the applicable interest margin ranging from 0.125% to 1.0%, depending upon the Company’s then total leverage ratio, or the LIBOR rate.  Interest accruing under the LIBOR rate option is defined as the LIBOR rate (ranging from 5.34% to 5.58% at September 30, 2007) plus the applicable interest margin ranging from 1.125% to 2.0% depending upon the Company’s then total leverage ratio.  The maturity date of the Facility, which is subject to acceleration upon breach of the financial covenants (consisting of a maximum total leverage ratio and a minimum fixed charge coverage ratio) and other customary non-financial covenants contained in the Credit Agreement, is July 31, 2012.

The purchase price for D3 Technologies was funded in part with $38,500 of borrowings under the Credit Agreement and the remainder with the Company’s existing cash.

The following table presents unaudited pro forma consolidated operating results for the Company for the three and nine months ended September 30, 2007 as if D3 Technologies had been acquired as of the beginning of the periods presented:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006

Net sales	$52,947	$45,654	$156,010	$140,519
Net earnings	$4,029	$2,994	$9,595	$9,472
Basic earnings per share	$0.36	$0.27	$0.86	$0.92
Diluted earnings per share	$0.36	$0.27	$0.85	$0.91

The following table summarizes the preliminary purchase price allocation for D3 Technologies at the date of acquisition:

Tangible assets, exclusive of cash	$13,195
Intangible assets, net of deferred taxes	12,056
Goodwill	42,736
Liabilities assumed	(8,905)
Cost of acquisition, net of cash acquired	$59,082

3.  Inventories

Inventories consist of the following:

	September 30, 2007	December 31, 2006

Raw materials	$6,049	$5,583
Work in progress	9,252	8,556
Manufactured and purchased components	8,095	7,955
Finished goods	14,683	11,862
Total inventories	$38,079	$33,956

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar Amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2007

These amounts include reserves for obsolete and slow moving inventory of $1,986 and $1,932 and a reserve for lower of cost or market of $187 and $255 at September 30, 2007 and December 31, 2006, respectively.

4.  Goodwill and Intangible Assets

Goodwill balance at September 30, 2007 consists of $42,736 from acquisition of D3 Technologies in July 2007 and $5,653 from acquisition of Tempco Engineering, Inc. in April 2001. See Note 2 above for allocation of purchase price of D3 Technologies.

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

In the fourth quarter of 2006, the Company performed the required annual impairment test under SFAS No. 142 and concluded that the remaining goodwill balance for Tempco Engineering, Inc. was not further impaired.

Intangible Assets

Intangible assets resulted from the acquisitions of D3 Technologies, Versaform Corporation and Technical Change Associates, Inc. and have an original estimated useful life of 5 to 15 years.  The carrying value at September 30, 2007 and December 31, 2006 were as follows:

	September 30, 2007	December 31, 2006

Trademarks	$4,222	$-
Customer Intangible Assets	17,330	4,694
Accumulated Amortization	(1,754)	(1,269)
Intangible assets, net	$19,798	$3,425

Customer-related intangibles amortization expense was $281 and $103 for the three months ended September 30, 2007 and 2006, respectively, and $485 and $306 for the nine months ended September 30, 2007 and 2006, respectively.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar Amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2007

5.  Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following:

	September 30, 2007	December 31, 2006

Capital Lease Obligations	$655	$-
Revolving line of credit	32,000	-
Notes payable, principal and interest payable monthly, at fixed rates, ranging from 2.78% to 7.20% at September 30, 2007 and 6.70% to 7.20% at December 31, 2006	1,037	821
Total debt	$33,692	$821
Less current installments	677	238
Total	$33,015	$583

In connection and concurrently with its acquisition of D3 Technologies on July 31, 2007, the Company entered into the Facility replacing its previous credit agreement.  See Note 2 above.

The Company also entered into various notes payable primarily for the purchase of certain equipment. The notes are payable in monthly installments including interest at fixed annual rates with maturity dates through January 2012. The notes payable are secured by the equipment purchased.

6.  Earnings Per Common Share

Basic net income per common share is based upon the weighted average number of common shares outstanding. Diluted net income per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect of stock options and restricted stock, using the treasury stock and if converted methods.  The number of such shares for the quarter ended September 30, 2007 and September 30, 2006 subject to stock options and restricted stock was 133,149 and 121,906, respectively.  The number of such shares for the nine months ended September 30, 2007 and September 30, 2006 subject to stock options and restricted stock was 124,602 and 123,936, respectively.

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

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar Amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2007

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which revises and replaces SFAS No. 123, “Accounting for Stock-Based Payments” (“SFAS No. 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123R requires that compensation expense be recognized for all share-based payments based on the grant date fair value. The Company adopted SFAS No. 123R using the modified prospective method of transition. Accordingly, prior periods have not been restated. In connection with the adoption of SFAS No. 123R, the Company’s pre-tax income from operations for 2006 was not materially different than if it had continued to account for share-based compensation under APB No. 25, as the majority of outstanding options was vested at December 31, 2005. The Company did not grant any options during the three and nine months ended September 30, 2007 and 2006, respectively.

A summary of stock option activity under the Company’s share-based compensation plans for the nine months ended September 30, 2007 is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at January 1, 2007	137,234	$3.24
Granted	-	-
Exercised	(2,544)	3.50
Forfeited or expired	(400)	4.75
Outstanding at September 30, 2007	134,290	$3.23	3.4	$2,675

All outstanding stock options were exercisable at September 30, 2007. The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006, based upon the market price on exercise date, was approximately $9 and $494, respectively.

The following table summarizes information about stock options outstanding at September 30, 2007:

Range of Exercise Prices	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.31 - $1.95	12,000	6.75	$1.31
$1.96 - $2.90	76,590	2.99	2.55
$2.91 - $4.35	13,500	3.25	3.51
$4.36 - $6.06	32,200	2.99	5.46
Total	134,290	3.36	$3.23

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar Amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2007

A summary of the activity for non-vested restricted stock awards as of September 30, 2007 and changes during the nine-month period is presented below:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2007	37,000	$12.85
Granted	241,426	22.43
Vested	(4,550)	14.16
Forfeited	-	-
Outstanding at September 30, 2007	273,876	$21.27

Common stock compensation expense related to restricted stock awards granted under the 2005 Plan was $379 and $566 for the three and nine months ended September 30, 2007, respectively. Common stock compensation expense related to restricted stock awards was $54 and $126 for the three and nine months ended September 30, 2006, respectively.

At September 30, 2007 there was $5,128 of total unrecognized compensation costs related to non-vested share-based compensation awards granted under the 2005 Plan. That cost is expected to be recognized over a weighted average period of 4.0 years. At December 31, 2006, there was $280 of total unrecognized compensation costs related to non-vested share-based compensation awards granted under the Plan. Those costs are expected to be recognized over a weighted average period of 1.6 years.

8.  Business Segment Information

As a result of acquiring D3 Technologies and in accordance with the criteria set forth in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company is organized into two reportable segments: the Aerostructures segment and the Engineering Services segment.  The Aerostructures segment fabricates, machines, assembles and kits formed, close tolerance aluminum and specialty alloy components and sheet metal products for use by the aerospace, semiconductor and medical products industries. The Engineering Services segment provides engineering solutions to commercial and military aviation, aerospace, military weapons systems, marine and industrial markets.

The accounting policies of the segments are the same as those described in Note 1.  Sales between segments are insignificant. Corporate assets, liabilities and expenses related to the Company’s corporate offices, except for interest expense and income taxes, primarily support the Aerostructures segment. The table below presents information about reported segments on the basis used internally to evaluate segment performance:

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar Amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2007

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net sales:
Aerostructures	$35,829	$30,799	$101,940	$92,809
Engineering Services	11,966	-	11,966	-
	$47,795	$30,799	$113,906	$92,809

Income from operations:
Aerostructures	$6,009	$3,934	$13,555	$12,731
Engineering services	896	-	896	-
	$6,905	$3,934	$14,451	$12,731

Depreciation and Amortization:
Aerostructures	$955	$976	$2,713	$2,763
Engineering Services	368	-	368	-
	$1,323	$976	$3,081	$2,763

Interest income (expense):
Aerostructures	$-	$-	$-	$-
Engineering Services	-	-	-	-
Corporate	(650)	134	(258)	(216)
	$(650)	$134	$(258)	$(216)

Capital expenditures:
Aerostructures	$1,461	$2,535	$5,003	$4,381
Engineering Services	194	-	194	-
	$1,655	$2,535	$5,197	$4,381

	September 30, 2007	December 31, 2006

Goodwill:
Aerostructures	$5,653	$5,653
Engineering Services	42,736	-
	48,389	5,653

Total assets:
Aerostructures	$90,600	$108,610
Engineering Services	74,685	-
	165,285	108,610

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

OVERVIEW

We are a leading provider of design engineering services, structural components, assemblies and kits to the aerospace, defense and technology industries. We primarily sell our products and services to the large commercial aircraft, military, corporate and regional aircraft, and technology markets within the aerospace and technology industries.  Historically, our business was primarily dependent on the large commercial market, with Boeing as our principal customer. In order to diversify our product and customer base, we implemented an acquisition and marketing strategy in the late 1990s that has broadened the number of industries to which we sell our products and services and, within the aerospace industry, diversified our customer base to reduce our dependence on Boeing.

Beginning in 2001, we began an aggressive acquisition campaign that resulted in the consummation of several acquisitions. We recently acquired all of the capital stock of D3 Technologies, a premier design and engineering services firm based in San Diego, California, for $65.0 million in cash plus transaction fees (see Note 2 of the Condensed Consolidated Financial Statements). We believe that the combined capabilities of LMI and D3 Technologies will substantially improve the value proposition that we can offer our customers. As a result of acquiring D3 Technologies and in accordance with the criteria set forth in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we are now organized into two reportable segments: the Aerostructures segment and the Engineering Services segment.  The Aerostructures segment fabricates, machines, assembles and kits formed, close tolerance aluminum and specialty alloy components and sheet metal products for use by the aerospace, semiconductor and medical products industries. The Engineering Services segment provides engineering solutions to commercial and military aviation, aerospace, military weapons systems, marine and industrial markets.

RESULTS OF OPERATIONS

Three months ended September 30, 2007 compared to three months ended September 30, 2006

The following table is a summary of our operating results for the three months ended September 30, 2007 and September 30, 2006, respectively:

	Three Months Ended			Three Months Ended
	September 30, 2007			September 30, 2006
	($ in millions)
	Aerostructures	Engineering Services	Total	Aerostructures	Engineering Services		Total
Net sales	$35.8	$12.0	$47.8	$30.8	$		$30.8
Cost of sales	24.7	9.8	34.5	22.4			22.4
Gross profit	11.1	2.2	13.3	8.4		-	8.4
S,G & A	5.1	1.3	6.4	4.5			4.5
Income from operations	$6.0	$0.9	$6.9	$3.9		$-	$3.9

Aerostructures Segment

Net Sales.  The following table specifies the amount of the Aerostructures segment’s net sales by category for the third quarter of 2007 and 2006 and the percentage of the segment’s total net sales for each period represented by each category:

Category	Three Months Ended September 30, 2007	% of Total	Three Months Ended September 30, 2006	% of Total
	($ in millions)
Corporate and Regional Aircraft	$12.4	34.6%	$11.6	37.7%
Large Commercial Aircraft	11.5	32.1	9.5	30.8
Military	9.2	25.7	7.6	24.7
Technology	1.7	4.7	1.0	3.2
Other (1)	1.0	2.8	1.1	3.6
Total	$35.8	100.0%	$30.8	100.0%

(1)  Includes various aerospace products and consulting revenue.

Net sales for the third quarter of 2007 were $35.8 million, up 16.2% from $30.8 million in the third quarter of 2006. The majority of the increase resulted from higher net sales of products used in each segment we support and included a $1.2 million benefit from the settlement of claims. See Part II, Item 1, “Legal Proceedings,” of this Quarterly Report on Form 10-Q. Excluding this settlement, net sales increased 12.3%.

Net sales of components for corporate and regional aircraft were $12.4 million for the quarter ended September 30, 2007, up 6.9% from $11.6 million for the quarter ended September 30, 2006.  This increase was primarily attributable to increased production rates for components used on aircraft manufactured by Gulfstream Aerospace Corporation.

Net sales of products used in large commercial aircraft were $11.5 million for the third quarter of 2007, compared to $9.5 million for the third quarter of 2006, an increase of 21.1%. Net sales to this market were driven by higher production rates on certain models of Boeing aircraft. In particular, we generated net sales for the Boeing 737 of $6.4 million in the third quarter of 2007, up 8.5% from $5.9 million in the third quarter of 2006, and net sales for the Boeing 747 of $2.2 million in the third quarter of 2007, up 37.5% from $1.6 million in the third quarter of 2006. In addition, sales for the Boeing 787, which primarily began in the first quarter of 2007, generated $0.8 million in the third quarter.

Military products generated $9.2 million of net sales in the third quarter of 2007, compared to $7.6 million in the third quarter of 2006, an increase of 21.0%.  During the third quarter of 2007, we settled a claim with a customer which generated $1.2 million of net sales. Excluding this settlement, sales of military products increased $0.4 million or 5.3% in the third quarter of 2007 compared to the third quarter of 2006. This increase primarily resulted from the $0.4 million increase in net sales for the Boeing Apache helicopter platform from $1.1 million in the third quarter of 2006 to $1.5 million in the third quarter of 2007. Net sales for Blackhawk components remained at $4.0 million for both the third quarter of 2007 and 2006.

Technology products generated $1.7 million of net sales for the third quarter of 2007 compared to $1.0 million for the third quarter of 2006. This increase was due to higher net sales of products used in semiconductor equipment.

Gross Profit.  Gross profit for the third quarter of 2007 was $11.1 million (31.0% of net sales), compared to $8.4 million (27.3% of net sales) for the third quarter of 2006. Excluding the one-time benefit of claims settlements discussed above, net of costs related to such settlement of $0.2 million, gross profit for the third quarter of 2007 was $10.1 million (29.2% of net sales). Gross profit was positively impacted by our higher production rates with aerospace customers which provided better coverage of fixed costs, but was reduced by increased salaries and wages, primarily from investment in our materiel organization. Specifically, salary and wages increased 10.8%, from $10.0 million for the three months ended September 30, 2006 to $11.1 million for the three months ended September 30, 2007.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $5.1 million (14.5% of net sales) in the quarter ended September 30, 2007, up from $4.5 million (14.6% of net sales) in the quarter ended September 30, 2006.  This increase resulted from higher professional service fees and compensation and fringe benefit costs resulting from increased staffing to support our planned growth.

Engineering Services Segment

Net Sales. The following table specifies the amount of the Engineering Services segment’s net sales by category for the two months ending September 30, 2007 and the percentage of the segment’s total net sales represented by each category. Net sales for the Engineering Services segment were $12.0 million.  This segment was created with the acquisition of D3 Technologies on July 31, 2007 and includes revenue for August and September of 2007.

Category	Two Months Ended September 30, 2007	% of Total
	($ in millions)
Commercial Aircraft	$6.3	52.5%
Corporate Aircraft	3.2	26.7
Military	1.7	14.2
Tooling	0.8	6.7
Total	$12.0	100.0%

Approximately $11.3 million, or 94.6% of net sales, was generated under reimbursement type contracts for engineering services which generate net sales from labor hours incurred at varying, pre-negotiated rates and other direct costs plus an administrative fee.  Net sales under these reimbursement contracts were primarily for commercial, corporate and military markets.  Net sales for engineering services for commercial aircraft were $6.3 million, or 52.5% of net sales, in August and September 2007, primarily from programs supporting the Boeing 747, 777 and 787 platforms.  Net sales for services supporting corporate aircraft and various military programs were $3.2 million, or 26.7% of net sales, and $1.7 million, or 14.2% of net sales, respectively.

Approximately $0.8 million, or 6.7% of net sales, was generated under firm, fixed-price contracts, primarily related to design and delivery of tooling on various programs supporting commercial aircraft.

Gross Profit.  Gross profit for the segment was $2.2 million (18.3% of net sales).  Costs included in cost of goods sold are primarily direct labor, fringe benefits, subcontract labor, direct costs related to specific contracts, depreciation and facility costs and are part of the negotiated rate structures for reimbursement type contracts.  During the months of August and September 2007, the segment encountered overruns on certain fixed-priced tooling contracts resulting in a loss of $0.1 million.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the segment were $1.3 million (10.8% of net sales).  These costs primarily include salaries, wages and benefits costs of approximately $0.7 million, $0.3 million of stock based compensation relating to a restricted stock award made on July 31, 2007 and vesting over five years, and amortization of intangibles of $0.2 million valued in connection with the acquisition of D3 Technologies.

Non-segment Expenses

Interest Income (Expense), net. Net interest expense for the third quarter of 2007 was $0.7 million, compared to net interest income of $0.1 million in the third quarter of 2006. The increased expense resulted from borrowings due to the acquisition of D3 Technologies, as well as a charge for $0.2 million of unamortized prepaid financing costs related to our former credit facility.

Income Tax Expense.  Income tax expense for the third quarter of 2007 was $2.1 million compared to $1.3 million for the third quarter of 2006.  The effective tax rate for the third quarter of 2007 was approximately 33.1%, compared to 32.2 % for the third quarter of 2006.  The lower 2006 effective tax rate was due to recognition of certain tax credits during the third quarter.  Our 2007 effective tax rate was positively impacted by additional deductions available for manufacturers, addition of D3 Technologies and strategies taken to reduce state income taxes.

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

The following table is a summary of the Company’s operating results for the nine months ended September 30, 2007 and September 30, 2006, respectively:

	September 30, 2007			September 30, 2006
	($ in millions)
	Aerostructures	Engineering Services	Total	Aerostructures	Engineering Services		Total
Net sales	$101.9	$12.0	$113.9	$92.8	$		$92.8
Cost of sales	73.3	9.8	83.1	67.3			67.3
Gross profit	28.6	2.2	30.8	25.5		-	25.5
S,G & A	15.0	1.3	16.3	12.8			12.8
Income from operations	$13.6	$0.9	$14.5	$12.7		$-	$12.7

Aerostructures Segment

Net Sales.  The following table specifies the amount of the Aerostructures segment’s net sales by category for the nine months ended September 30, 2007 and 2006, respectively, and the percentage of the segment’s total net sales for each period represented by each category:

Category	Nine Months Ended September 30, 2007	% of Total	Nine Months Ended September 30, 2006	% of Total
	($ in millions)
Corporate and Regional Aircraft	$36.1	35.4%	$35.7	38.5%
Large Commercial Aircraft	33.6	33.0	28.1	30.3
Military	24.1	23.7	20.4	22.0
Technology	5.0	4.9	4.7	5.1
Other (1)	3.1	3.0	3.9	4.2
Total	$101.9	100.0%	$92.8	100.0%

(1)  Includes various aerospace products and consulting revenue.

Net sales for the first nine months of 2007 were $101.9 million, up 9.8% from $92.8 million in the first nine months of 2006. The majority of the increase resulted from higher net sales of products used in large commercial aircraft and military aircraft, which included a $1.2 million benefit from settlement of claims. Excluding this settlement, net sales increased 8.5%.

Corporate and regional aircraft product sales were $36.1 million for the first nine months of 2007, compared to $35.7 million for the first nine months of 2006, a slight increase of 1.1%.  Increased sales to Gulfstream were partially offset by lower production rates in regional aircraft.

Net sales of products used in large commercial aircraft were $33.6 million for the nine months ended September 30, 2007, an increase of 19.6% from $28.1 million for the nine months ended September 30, 2006.  This increase was driven by higher production rates on certain models of Boeing aircraft. Specifically, we generated $19.2 million net sales for the Boeing 737 during the nine months ended September 30, 2007, up 19.3% from $16.1 million net sales for the nine months ended September 30, 2006. We also generated net sales of $7.1 million for the Boeing 747 during the first nine months of 2007, up 29.1% from $5.5 million net sales for the first nine months of 2006. In addition, we began shipments for parts used on the Boeing 787 in 2007 and generated $1.5 million net sales for the first nine months of the year. Partially offsetting the increase was a decrease of sales on a 777 wing component offload program that was substantially completed in the second quarter of 2006.

Military products generated $24.1 million of net sales in the first nine months of 2007, compared to $20.4 million in the first nine months of 2006, an increase of 18.1%. During the third quarter of 2007, we settled claims with a customer which allowed us to recognize $1.2 million of net sales. Excluding this settlement, sales of military products increased $2.5 million or 12.3% for the first nine months of 2007 compared to the first nine months of 2006. This increase was primarily attributable to sales of components and assemblies for Sikorsky’s Black Hawk program which generated $12.4 million in the first nine months of 2007, compared to $10.1 million in the first nine months of 2006. Net sales for the Boeing Apache helicopter platform also increased from $3.6 million for the first nine months of 2006 to $4.5 million for the first nine months of 2007.

Technology products generated $5.0 million of net sales for the nine months ended September 30, 2007, compared to $4.7 million for the nine months ended September 30, 2006, an increase of 6.4%.  The increase was due to higher net sales of products used in semiconductor equipment.

Gross Profit.  Gross profit for the nine months ended September 30, 2007 was $28.6 million (28.1% of net sales), up from $25.5 million (27.5% of net sales) for the nine months ended September 30, 2006. Excluding the benefit of claims settlements discussed above, gross profit for the first nine months of 2007 was $27.8 million (27.6% of net sales).  Gross profit was positively impacted by our higher production rates with aerospace customers which provided better coverage of fixed costs, but was reduced by increased salaries and wages, primarily from investment in our materiel organization, and higher than expected workers compensation cost related to prior year claims. Specifically, salary and wages increased $3.0 million, or 10.1%, from $29.8 million for the nine months ended September 30, 2006 to $32.8 million for the nine months ended September 30, 2007. Additional workers compensation cost incurred for prior year claims was $0.4 million for the nine months ended September 30, 2007.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the first nine months of 2007 were $15.0 million (14.7% of net sales), up from $12.8 million (13.8% of net sales) in the prior year period.  This increase is primarily due to higher employment levels resulting in additional salaries, wages and fringe benefit costs to support our growth.

Engineering Services Segment

Refer to the previous section for discussion of the operating results for August and September of 2007.

Non-segment Expenses

Interest Income (Expense), net.  Interest expense for the first nine months of 2007 was $0.3 million, compared to $0.2 million in the first nine months of 2006.  The increased expense resulted from borrowings due to the acquisition of D3 Technologies, as well as a charge for $0.2 million of unamortized prepaid financing costs related to the former credit facility. These increases were partially offset by higher investment income in 2007.

Income Tax Expense.  During the nine months ended September 30, 2007, we had income tax expense of $4.9 million compared to $4.5 million in the nine months ended September 30, 2006.  Our effective tax rate was 34.2% for the first nine months of 2007, down from 35.9% for the first nine months of 2006, primarily due to additional deductions available for manufacturers, addition of D3 Technologies and strategies taken to reduce state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

On July 31, 2007, we entered into a new Credit Agreement (the “Credit Agreement”). See Note 2 of the Condensed Consolidated Financial Statements. The Credit Agreement provides for a senior secured revolving credit facility in an aggregate principal amount of up to $80 million (the “Facility”). Borrowings under the Facility are secured by substantially all of our assets and bear interest at either the “Base Rate” (the higher of the federal funds rate plus one-half of one percent or the prime commercial lending rate) plus the applicable interest margin ranging from 0.125% to 1.0%, depending upon our then total leverage ratio, or the LIBOR rate.  Interest accruing under the LIBOR rate option is defined as the LIBOR rate plus the applicable interest margin ranging from 1.125% to 2.0% depending upon our then total leverage ratio.  The maturity date of the Facility, which is subject to acceleration upon breach of the financial covenants (consisting of a maximum total leverage ratio and a minimum fixed charge coverage ratio) and other customary non-financial covenants contained in the Credit Agreement, is July 31, 2012. In connection with our acquisition of D3 Technologies, we borrowed a total of approximately $38.5 million under the Facility. The foregoing description of the Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the Credit Agreement, a copy of which is attached as Exhibit 4.1 to our Form 8-K filed with the Securities and Exchange Commission on August 6, 2007.

During the first nine months of 2007, we used $2.0 million of cash in operating activities compared to $5.5 million cash provided during the first nine months of 2006. Cash was reduced by an $8.9 million increase in accounts receivable due to greater shipments near the end of the third quarter of 2007, changes in payment terms on certain contracts affecting 2007 and shifting of sales to programs with longer payment terms. Cash was also reduced by a $4.6 million increase in inventories, primarily due to increased levels of raw materials and finished goods. These inventory increases were due to production increases to support growing revenues expected in the remainder of 2007. Cash was also decreased by a $1.1 million reduction in accounts payable, primarily due to a $0.6 million payment made to purchase inventory from a customer on extended terms.

Net cash used in investing activities was $54.6 million for the first nine months of 2007 compared to $20.1 million for the first nine months of 2006. We paid $59.1 million, net of cash acquired, in the acquisition of D3 Technologies. We also incurred $5.2 million of capital expenditures during the first nine months of 2007 compared to $4.4 million during the first nine months of 2006. On December 28, 2006, we entered into an agreement with a third party to sell and lease back certain of our real estate properties for a total sale price of $10.3 million. The sale of one of these properties occurred on December 28, 2006 for a sale price of $4.3 million. On February 13, 2007, the sale of the three remaining properties was completed at a price of $5.9 million which favorably impacted our cash flow. The total non-cash gain from sale of these properties of $4.3 million is deferred and will be recognized over the 18-year term of the lease. Also, proceeds from matured short-term securities as well as sale and lease back of equipment generated $2.2 million and $1.7 million, respectively, of cash during the first nine months of 2007.

Cash provided by financing activities was $32.6 million for the first nine months of 2007 compared to $25.6 million for the first nine months of 2006. In connection with the acquisition of D3 Technologies, we incurred $38.5 million of debt, of which $6.5 million was repaid during the third quarter. Funds generated in 2006 resulted from our public offering of common stock completed on March 29, 2006, reduced by payments of outstanding debt.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As discussed in the “Liquidity and Capital Resources” section, we completed the sale and leaseback of three real estate properties on February 13, 2007. The operating lease agreement resulting from the sale expires on February 28, 2025, and we have options for three additional five-year renewal terms. As of September 30, 2007, the impact of the lease on our future contractual obligations is as follows (dollars in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$ 11,061	$ 524	$ 1,084	$ 1,134	$ 8,319

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows.  We are exposed to market risk primarily due to fluctuations in interest rates.  We do not utilize any particular strategy or instruments to manage our interest rate risk.

Interest on both our credit facility outstanding at September 30, 2007 and our new Facility described above accrue at a fluctuating rate.  Thus, we are subject to potential fluctuations in our debt service as the base rate changes. Based on the amount of our outstanding debt as of September 30, 2007, a hypothetical 1% change in the interest rate of the Facility would result in a change in our annual interest expense of approximately $0.3 million during the next fiscal year.

Item 4.  Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended) as of September 30, 2007.  Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to the Company's management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

Our $4.0 million claim with a customer regarding a dispute over a price increase and certain extraordinary costs we had incurred was settled. Under the terms of the settlement, we received a payment of $1.2 million in full settlement of all claims by each party against the other in connection with this matter, including the customer’s asserted counterclaim for $9.5 million, alleging delivery of non-conforming parts.

Item 1A.  Risk Factors.

Reference is made to the risk factors as previously disclosed in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Charles and State of Missouri on the 8th day of November, 2007.

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