Form 10-K
period 2007-12-31
LMI AEROSPACE INC
filed 2008-03-14
CIK 1059562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑           Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☐YES☑NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.☐YES☑NO

Note—Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☑YES    ☐NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐                                                           Accelerated filer☑

Non-accelerated filer☐                                                   Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐YES     ☑NO

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2007, was $196,419,743.

There were 11,505,949 shares of common stock outstanding as of March 6, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference portions of the Proxy Statement for the Registrant’s 2008 Annual Meeting.

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

All predictions as to future results contain a measure of uncertainty, and accordingly, actual results could differ materially. Among the factors that could cause actual results to differ from those contemplated, projected or implied by the forward-looking statements (the order of which does not necessarily reflect their relative significance) are:

●
the financial well-being of Gulfstream Aerospace Corporation, Boeing Company, Spirit AeroSystems, Vought Aircraft Industries and Sikorsky, orders from which comprise a majority of the Company’s consolidated revenues;

●	the effect of terrorism and other factors that adversely affect the commercial travel industry;

●
difficulties with the implementation of the Company’s growth strategy, such as acquisition integration problems and unanticipated costs relating to the Company’s manufacture of new parts for its current customers and new customers;

●	competitive pressures, such as pricing pressures relating to low-cost foreign labor and industry participation commitments made by the Company’s customers to foreign governments;

●	changes in the quality, costs and availability of the Company’s raw materials, principally aluminum;

●	the Company’s ability to stay current with technological changes, such as advancements in semiconductor and laser component technology and the development of alternative aerospace materials;

●	governmental funding for certain military programs that utilize the Company’s products;

●	asserted and unasserted claims, and in particular, the Company’s ability to successfully negotiate claims relating to cost over-runs of work performed on certain customer contracts;

●	changes in employee relations;

●	environmental matters;

●	changes in accounting principles or new accounting standards; and

●	compliance with laws and regulations.

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

PART I

ITEM 1. BUSINESS

General Overview

LMI Aerospace, Inc. is a leading provider of structural components, assemblies and kits to the aerospace, defense and technology industries.  On July 31, 2007 we acquired all of the capital stock of D3 Technologies, Inc., a premier design and engineering services firm, for $65.0 million.  With our acquisition of D3 Technologies, we now provide a complete range of design, engineering and program management services for the aerospace and defense industries.

Our current growth strategy focuses on being well positioned to meet the more demanding requirements of original equipment manufacturers, referred to as OEMs, and Tier 1 aerospace providers for more complex products, using both metal and non-metal technologies, and for related services. We believe that OEMs and Tier 1 aerospace providers will continue to outsource the design and manufacturing of components, assemblies and sub-systems to fewer preferred suppliers. In addition, these companies have formed relationships with an increasingly smaller number of preferred suppliers in order to improve quality and service levels while reducing purchasing costs. Accordingly, we continue to focus on remaining well positioned to benefit from these trends by:

•
Leveraging Strong Customer Relationships. We plan to continue to strengthen our relationships with current customers by expanding our product and service offerings. With our breadth of capabilities and track record of performance, we believe that we can capture additional outsourcing opportunities in the design, engineering, fabrication and assembly of aircraft components, assemblies and sub-systems with our existing customers. We will continue to seek to formalize our customer relationships through long-term agreements.

•
Pursuing Design-Build Opportunities. We intend to leverage our highly complementary design, engineering and fabrication capabilities to offer design-build solutions to our customers. We plan to integrate these core competencies to ultimately develop proprietary engineering designs for increasingly complex sub-systems work from OEMs and Tier 1 aerospace providers.

•
Expanding Value-Added Services and Solutions. We intend to grow by increasing the array of value-added services and solutions that we offer our customers. By expanding our capability to integrate components into higher level aerospace assemblies and providing point of use kitting for our customers, we believe we will enhance our reputation as a preferred supplier to aerospace manufacturers and improve our position in the aerospace supply chain. As OEMs and Tier 1 aerospace suppliers continue to outsource production of components and assemblies, we believe that we are well positioned to capture additional sales and become an increasingly important provider to new and existing customers.

•
Expanding into More Complex Metal and Non-Metal Technologies. We are planning to apply our expertise in metals and close tolerance manufacturing to emerging materials and techniques. We believe we can take advantage of opportunities in related metal technologies, including high speed machining of hard metals. We intend to expand our fabrication capabilities to include composite materials, as composite structures are being used more frequently for aerospace applications.

We believe that implementation of this growth strategy will enhance our ability to successfully compete in the future.  Our plans for the implementation of this strategy include:

•
Continued investment in production efficiencies and capacity.  We remain focused on targeted investment in our domestic production capabilities, while seeking more cost solutions by expanding into lower labor cost areas through direct investment in facilities or augmenting our supply chain.  We expect that additional future cost-saving opportunities will arise from increased productivity, further improvements to quality, continued outsourcing of non-core activities and investment in human resources, software and improved processes designed to better manage supply chain procurement.

•
Pursuing strategic acquisitions.  We will continue to explore acquisition opportunities that would enhance our strategic position as a preferred supplier in the aerospace industry.  We believe we are well-positioned to take advantage of acquisition opportunities as consolidation trends continue in the aerospace industry. We believe that our ability to integrate strategic acquisitions with our current capabilities will enable us to capture additional market share and diversify our current businesses.

With our acquisition of D3 Technologies, we operate in two business segments consisting of our Aerostructures segment, comprised of all of LMI’s operations other than D3 Technologies, and our Engineering Services segment, comprised of the operations of D3 Technologies.

Through our Aerostructures segment, we fabricate, machine, finish and integrate formed, close tolerance aluminum and specialty alloy components and sheet metal products primarily for large commercial, corporate, regional and military aircraft.  We manufacture more than 30,000 products for integration into a variety of aircraft platforms manufactured by leading OEMs, and Tier 1 aerospace suppliers, including Gulfstream Aerospace Corporation, Boeing Company, Spirit AeroSystems, Sikorsky, Vought Aircraft and Bombardier.  We are the sole-source provider, under long-term agreements, for many of the products that we provide.  Our primary aerospace products include:

·    leading edge wing slats and flapskins;
·    winglets and related wing modification kits;
·    detail interior components;
·    helicopter cabin components and assemblies;
·    helicopter aft components and assemblies;
·    wing panels;
·    door components, assemblies and floorbeams;
·    thrust reversers and engine nacelles/cowlings;
·    cockpit window frames and landing light lens assembly;
·    fuselage and wing skin;
·    structural sheet metal and extruded components;
·    auxiliary power unit components;
·    fans, heat exchangers and various assemblies;
·    housings and assemblies for gun turrets; and
·    various components and assemblies.

We also offer our customers value-added services related to the design, production, assembly and distribution of aerospace components, as well as deliver kits of products directly to customer points of use. We believe these value-added services strengthen our position as a preferred supplier by improving overall production efficiencies and value for our customers. These services include:

·    kitting and distribution;
·    assembly;
·    just-in-time delivery;
·    warehousing;
·    engineered tool fabrication and repair;
·    prototyping and manufacturing producibility design;
·    polishing and painting;

·    heat treating and aging of components;
·    chemical milling; and
·    metal finishing.

In addition to aerospace products, we produce components and assemblies for laser equipment used by semiconductor and medical equipment manufacturers in the technology industry.

Our Engineering Services segment provides prototyping and complex design and engineering services to the aerospace industry.  It supports both military and commercial aircraft lifecycles from conceptual design, analysis and certification through production support, fleet support and service life extensions via a complete turnkey engineering solution, including:

·    structural design and analysis;
·    systems design and integration;
·    tool design and fabrication;
·    certification planning and support;
·    logistics and fleet maintainability;
·    complex program management support; and
·    avionics and tactical software development.

Through our Engineering Services segment, we offer a complete range of design, engineering and program management services.  This capability, added through our acquisition of D3 Technologies, enhances our ability to provide timely, complete turnkey solutions to our customers.  Our team of engineers has extensive experience across multiple disciplines, enabling us to creatively address the needs of our customers throughout the life cycle of our customers’ programs.  We have the ability to work with OEM customers to launch new programs by assisting in the preliminary and conceptual design, certification planning support, risk mitigation and producibility trade studies, and development of high level program schedule and resource planning.  This early stage work better positions us to provide tooling design support in the fabrication stage, as well as modifications and upgrades throughout the platform’s life cycle.

We were organized as a Missouri corporation in 1948.  Our principal executive offices are located at 411 Fountain Lakes Blvd., St. Charles, Missouri  63301.  Our Internet address is www.lmiaerospace.com.  Interested readers can access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 19334, as amended, through the Securities and Exchange Commission website at www.sec.gov.  Such reports are generally available on the day they are filed.  Additionally, we will furnish interested readers a paper copy of such reports, upon request, free of charge.

Customers and Products

Customers

Our principal customers are primarily leading OEMs and Tier 1 suppliers in the corporate and regional, large commercial and military aircraft markets of the aerospace industry. Through December 31, 2007, direct sales to our top three customers (Gulfstream Aerospace Corporation, Spirit AeroSystems, and Boeing Company) accounted for a total of approximately 53% of our sales. The loss of any of these customers could materially affect our sales and profitability.

We have entered into long-term agreements with our customers whereby the customer generally commits to purchase all of its requirements of a particular component from us, subject to termination rights. When operating under these agreements, our customers issue purchase orders or provide a shipment signal to schedule delivery of products at a previously negotiated price. Our products sold outside of long-term agreements are based upon previously negotiated pricing and specific terms and conditions on purchase orders.

See “Item 1A. Risk Factors.  Risks Related to Our Business.  Sales to a limited number of customers represent a significant portion of our revenues, and our long-term agreements with these customers are generally terminable upon written notice.”

Products & Services

Our Aerostructures segment fabricates, machines and integrates formed, close tolerance aluminum and specialty alloy components for use by the aerospace, defense and technology industries. All of our components and assemblies are based on designs and specifications prepared and furnished by our customers.  Our Engineering Services segment provides a complete range of design, engineering and program management services for the aerospace industries.  Because we manufacture thousands of components and provide design services on various programs, no one component or service program accounts for a significant portion of our sales. The following table describes some of the principal products we manufacture and the structural design services we provide, as well as the models into which they are integrated:

Product & Services	Models
Aerostructures Segment
Leading edge wing slats and flapskins	- Gulfstream: G-450 - Boeing: 737, 777, 787 - Bombardier: Learjet 45 & 60, Challenger 604/605, Dash-8, CRJ 200/700/900 - Cessna: Citation X
Winglets	- Boeing: 737, 757
Detail interior components	- Gulfstream: G-350, G-450, G-550 - Boeing: 727, 737, 747, 757, 767, 777 - Lockheed: C-130
Helicopter cabin components and assemblies	- Sikorsky: UH-60 Black Hawk
Helicopter aft section components and assemblies	- Sikorsky: UH-60 Black Hawk
Wing panels	- Boeing: 747 - Bombardier: CRJ 200/700/900
Door components, assemblies and floorbeams	- Gulfstream: G-450 - Boeing: 737, 747, 757 - Bombardier: Challenger 604 - Lockheed: F-16 Fighting Falcon, C-130 Hercules
Thrust reversers and engine nacelles/cowlings	- Gulfstream: G-450 - Boeing Commercial: 737, 747, 777 - Boeing Defense: B-52 Buffalo
Cockpit window frames and landing light lens assembly	- Gulfstream: G-350, G-450 - Boeing: 737, 747, 767, 777, MD-80, KC-10 - Bombardier: Learjet 45 & 60, Challenger 300 - Lockheed: F-16 Fighting Falcon - Cessna: Citation III, VII and Excel

Product & Services	Models
Fuselage and wing skin
- Gulfstream: G-350, G-450, G-550
- Boeing: 717, 737, 747, 757, 767, 777, 787
- Bombardier: Learjet 45 & 60, Dash-8, CRJ
200/700/900
- Lockheed: F-16 Fighting Falcon, C-130 Hercules
- Cessna: Citation III

Structural sheet metal and extruded components
- Gulfstream: G-350, G-450, G-550
- Boeing Commercial: 727, 737, 747, 757, 767, 777
- Boeing Defense: F-15 Eagle, F/A-18 Hornet, C-17
Globemaster
- Bombardier: CRJ 200/700/900
- Lockheed: F-16 Fighting Falcon, C-130 Hercules

Auxiliary power unit components	- Gulfstream: G-550 - Boeing: V-22 Osprey
Fans, heat exchangers, and various assemblies	- Cymer: ELS 7000, ELS 6010 and XLA 100
Housings and assemblies for gun turrets	- Boeing: AH-64 Apache
Various components and assemblies	- Gulfstream: G-550 - Cymer: IntraLase FS Laser
Engineering Services Segment
Structural Design and Analysis
• Wing/wingbox, fuselage, empennage design	- Boeing Commercial: 737, 767, 777, 747-8, 787 Dreamliner - Lockheed: JSF F-35, C-130 Hercules, P-3 Orion - Airbus: A-330 - Gulfstream: G-500 - Aviation Technologies Group: Javelin Mark-10
• Winglet design	- Boeing Commercial: 737, 757, 767
• Nacelle, engine cowl, thrust reverser design	-Gulfstream: G200/G300 - Boeing Commercial: 727
• Weight improvement engineering	- Boeing Commercial: 787 Dreamliner, 747-8 - Lockheed: JSF F-35
• Aircraft modification engineering	- Boeing Commercial: 727, 757, 767, 777 - Lockheed: C-130 Hercules - Boeing Defense: F/A-18 Hornet - Airbus: A-330

Products & Services	Models
Systems design and integration
- Boeing Commercial: 757, 777, 747-8, 787 Dreamliner
- Airbus: A-380
- Lockheed: JSF F-35
- Lockheed ADP: C-130 Hercules
- Northrop Grumman: C-2A Greyhound
- Eclipse: Eclipse 500
- Gulfstream: G-350
- GE Aviation: CF34-8

Tool design and fabrication
- Boeing Commercial: 737, 757, 767, 777, 747-8, 787
Dreamliner
- Boeing Defense: MMA, F/A-18 Hornet, Delta IV
Rocket, C-17 Globemaster, 737 Wedgetail
- Lockheed: JSF F-35, F-22, F-16 Fighting Falcon, P-3,
C-130 Hercules, C-5 Galaxy, Titan Rocket
- Hawker: Hawker 800
- Northrop Grumman: Global Hawk
- Gulfstream: G-350
- Lockheed: JSF F-35, Titan IV Rocket

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Overview” for detailed information regarding the revenues contributed by each of the corporate and regional, large commercial, military and technology product sectors.  Also refer to Note 16 to Consolidated Financial Statements for business segment information.

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

We use several different processes in manufacturing components, including:

• fluid cell press;
• sheet metal and extrusion stretch;
• skin stretch;
• stretch draw;
• hot joggle;
• machining and turning;
• brake forming; and
• roll forming.

These processes shape or form aluminum, stainless steel or titanium sheet metal and extrusion, known as a work piece, into components by applying pressure through impact, stretching or pressing, which causes the work piece to conform to a die. The shapes may be simple with a single angle, bend or curve, or may be complex with compound contours having multiple bends and angles. Some processes incorporate heat to soften the metal prior to or during forming.

We also produce components using close tolerance machining methods. These methods involve the machining of various metals, such as stainless steel, aluminum, monel, kevlar and numerous varieties of steel and castings. We have the capability of machining steel and castings in both heat-treated and non-heat-treated conditions. The parts we manufacture using these close-tolerance machining methods are typically small to medium sized parts.

We process parts through conventional and computer numerical control machining methods, also known as CNC, from raw material or castings up to and including assembly processes. In addition, complex machining of parts is accomplished through the use of engineering set-ups to produce intricate and close tolerances with very restrictive finish requirements. Each machining facility is also set up to complete turnkey, research and development projects to better support engineering changes from customers.

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

Backlog

Our Engineering Services segment does not utilize backlog to monitor its operations.  Our Aerostructures segment’s backlog is displayed in the following table:

	As of December 31, ($ in millions)
	2007	2006
Total	$160.9	$139.9
Portion deliverable within 12 months	$126.0	$99.2

Our customers often modify purchase orders to accelerate or delay delivery dates. The level of unfilled orders at any given time during the year will be materially affected by our customers’ provisioning policies, the timing of our receipt of orders and the speed with which those orders are filled. Moreover, sales during any period may include sales that are not part of the backlog at the end of the prior period.  See “Item 1A. Risk Factors, Risks Related to Our Business – We may not realize all of the sales expected from our existing backlog.”

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

In line with our customers’ demands for more sophisticated and complex products, we have focused our attention on operational execution of an unprecedented number of assembled products.  As a result, we anticipate a greater use of third party suppliers for strategic components.  To meet this challenge, we established a management procurement process designed to develop strategic relationships with key suppliers and to manage the supply chain to ensure the timely delivery of quality components.

During 2007, we purchased approximately 31% of the materials used in production from three suppliers.

Quality Assurance and Control

Our Aerospace Quality Systems are continuously reviewed and updated to comply with the requirements of ISO9001-2000/AS9100 Revision B and Nadcap (National Aerospace and Defense Contractors Accreditation Program) special processes quality requirements. The continuous review and updating of our processes have allowed our fabrication facilities, with third party ISO9001-2000/AS9100 registrations from National Quality Assurance, USA and Perry Johnson Registrars and Performance Review Institute, to maintain those certifications for 2008 and beyond. Our Engineering Services segment’s quality management system is continuously reviewed and updated to comply with the requirements of ISO9001-2000/A/AS9100 Revision B.

This attention to quality system and business processes has allowed us to remain an approved supplier for many of the leading OEM and Tier 1 suppliers such as Gulfstream, Boeing, Bombardier, Sikorsky Aircraft, Spirit AeroSystems, Lockheed Martin, Cessna, Raytheon, Goodrich and others.

Our quality systems include the quality review of work order masters and outside purchase orders to ensure that the flow-down of our customer’s requirements is being addressed both internally and externally. The quality review of the work order master also ensures that the necessary inspection operations are properly located within the work order to verify and control the outcome of the fabrication processes. We use an ongoing employee training program and lean manufacturing techniques to assist employees in becoming familiar with any changes in our procedures or special customer requirements. We use a robust internal auditing program for each of the facilities to ensure that the training is effective and to ensure ongoing compliance to industry and customer required standards. The internal auditing is provided by a combination of Quality Engineer/Auditors located in some of our facilities or by Corporate Quality Engineer/Auditors traveling to our individual facilities from our headquarters to perform internal audits. All of our quality auditors have completed Registrar Accreditation Board approved Lead Auditor training and have been observed by a Corporate Quality Engineer/Auditor.

We utilize a first part buy-off at each operation during the fabrication process as well as a 100% final inspection of parts to verify their compliance with the customer’s configuration requirements.

We use the AS9102 Rev A standard and forms to perform First Article Inspections. Our Corporate Quality Group maintains our Approved Supplier List (“ASL”) for all facilities. This includes reviewing surveys, performing on-site audits and constant monitoring of customer ASL’s to verify that suppliers are maintaining their customers’ direct approvals.

Our Engineering Services segment’s quarterly management review meetings are performed with the segment’s executive level team on all internal processes and performance to ensure that we meet expectations with positive measurable results. All suppliers of our Engineering Services segment are approved through our supplier rating system and are maintained in our ASL database. All fabrications suppliers of our Engineering Services segment are reviewed on a continual basis with documented quality performance reviews and quality deliverable reviews. All certification documentation is reviewed through preliminary design reviews and critical design reviews by our engineering department and is routed through our internal quality design verification group for verification and validation of data. All Engineering Services sites are required to go through a robust quality assurance internal audit program every year to ensure the effectiveness of our quality management system structure. All final audit reports are reviewed by each Engineering Services site director and the internal audit team to assess required process improvements.

Sales and Marketing

Our Aerostructures sales and marketing group targets four market sectors: corporate and regional aircraft, large commercial aircraft, military aircraft and non-aerospace. We utilize five Program Managers to support these sectors. At each of our facilities, customer service representatives establish and maintain a business relationship between customers and our production and fabrication business units with a focus on customer satisfaction. Additionally, we retain two independent sales representatives.

Awards of new work are generally preceded by receipt of a request for quotation, referred to as an RFQ. Upon receipt, the RFQ is preliminarily reviewed by a team consisting of members of senior management, a program manager, an estimator, engineering personnel and plant management. If our team determines that the program is adequately compatible with our capabilities and objectives, we prepare a formal response. A substantial percentage of new programs are awarded on a competitive bid basis.  Following award, the same team reviews the work statement for consistency with the bid and changes are coordinated with the customer.  Communication with the customer is performed by the Program Manager.

Our Engineering Services segment utilizes a central marketing and business development team whose main area of responsibility is to establish and maintain ongoing business relationships with our engineering services customer base. In addition, the directors of engineering, operations and program management organization, as well as the organizations they oversee, directly engage with existing customers and programs. All internal organizations within our Engineering Services segment work together to maintain and expand customer relationships with new and existing customers. The segment’s marketing and business development team serves as the main focus for sales and marketing activities relating to design-build programs, working in conjunction with the Program Managers and other LMI corporate staff to assure seamless customer service.

Competition

Our competitors in the aerospace industry consist of a large fragmented group of companies, including certain business units or affiliates of our customers. However, we are unaware of any single company in the aerospace industry that competes in all of our processes. We believe competition within the aerospace industry will increase substantially as a result of industry consolidation, trends favoring greater outsourcing of components and design engineering, the reduction of the number of preferred suppliers and increased capabilities of foreign sources. We also believe participants in the aerospace industry compete primarily with respect to delivery, price and quality.

Unlike the aerospace industry, we believe there are only a few producers of components similar to the principal technology components we manufacture. We believe engineering capability, responsiveness and price are key aspects of competition in the technology industry.

In all of our industries, some of our competitors, including business units affiliated with our customers, have substantially greater financial, production and other resources than we have. We also believe that foreign aerospace manufacturers and engineering service providers are becoming an increasing source of competition, due largely to foreign manufacturers’ access to low-cost labor. Within the aerospace industry, the prevalence of industry participation commitments, pursuant to which domestic OEMs agree to award production work to manufacturers from a foreign country in order to obtain orders from that country, is also driving this trend.

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

In addition, we may become liable for the costs of removal or remediation of hazardous substances released on or in our facilities without regard to whether we knew of, or caused, the release of such substances.  Furthermore, we are subject to U.S. Export Regulations, including the Arms Export Control Act (AECA), associated International Traffic in Arms Regulations (ITAR), as well as other federal regulations promulgated by various departments within the U.S. Government.

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

Employees

As of December 31, 2007, we had 1,338 permanent employees, of whom 32 served in executive positions, approximately 400 were engineers and engineering-related personnel, approximately 160 served in administrative positions and 746 were engaged in manufacturing operations. In addition, we also used the services of approximately 119 temporary employees. None of our employees are subject to a collective bargaining agreement, and we have not experienced any material business interruption as a result of labor disputes since our inception. We believe we have an excellent relationship with our employees.

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

As of December 31, 2007, 53% of our aggregate sales were dependent upon relationships with three major customers: Gulfstream Aerospace Corporation, Spirit AeroSystems, and Boeing Company. Although a majority of our sales, including sales to these customers, are made pursuant to long-term agreements, these agreements are generally terminable upon written notice by the customer and typically do not require the customer to purchase any specific quantity of products. As a result, our sales under these agreements may not continue for the full term of the agreements or be consistent with historical sales levels. Additionally, the loss of any one of these customers, or a significant reduction in the amount of orders received from any one of these customers, could cause a significant decrease in our net sales and profitability. We anticipate that a small number of large customers will continue to represent a significant portion of our sales for the foreseeable future. See “Item 1. Business — Customers.”

We may experience cost over-runs related to orders for new products and changes to existing products, and we may be unable to recoup the resulting increased costs.

We generally sell our components, kits and assemblies under multi-year firm agreements on a fixed-price basis, regardless of our production costs. As a result, factors such as inaccurate pricing, manufacturing inefficiencies, start-up costs and increases in the cost of labor, materials or overhead may result in cost over-runs and losses on those agreements. We may not succeed in obtaining the agreement of a customer to reprice a particular product, and we may not be able to recoup previous losses resulting from incomplete or inaccurate engineering data or out-of-tolerance tooling.

Demand for our defense-related products depends upon government spending.

A material portion of our sales is derived from the military market. The military market is largely dependent upon government budgets, particularly the U.S. defense budget. The funding of government programs is subject to Congressional appropriation. Although multi-year contracts may be authorized in connection with major procurements, Congress generally appropriates funds on a fiscal year basis, even though a program may be expected to continue for several years. Consequently, programs, including those that require our components, may be only partially funded or never enter full-scale production as expected. As a result, future U.S. defense spending may not be allocated to programs that would benefit our business or at levels that we had anticipated. A decrease in levels of defense spending or the government’s termination of, or failure to fully fund, one or more of the contracts for the programs in which we participate would adversely impact our revenues and cash flow.

We may not realize all of the sales expected from our existing backlog.

At December 31, 2007, we had approximately $161 million of order backlog. We consider backlog to be firm customer orders for future delivery. From time to time, our OEM customers provide projections of components and assemblies that they anticipate purchasing in the future under new and existing programs. These projections are not included in our backlog unless we have received a firm purchase order or order commitment from our customers. Our customers may have the right, under certain circumstances and with certain penalties or consequences, to terminate, reduce or defer firm orders that we have in backlog. If our customers terminate, reduce or defer firm orders, we may be protected from certain costs and losses, but our sales will nevertheless be adversely affected.

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

Many OEMs are moving toward developing strategic, and sometimes risk-sharing, partnerships with their larger suppliers. Each strategic partner provides an array of integrated services including purchasing, warehousing and assembly for OEM customers. We have been designated as a strategic partner by some OEMs and are striving to become a strategic partner of other OEMs. In order to maintain our current strategic partnerships and establish new ones, we will likely need to expand our existing capacities or capabilities. We may not, however, have the financial ability or technical expertise to do so.

Our long-term success and growth strategy depend on our senior management and our ability to attract and retain qualified personnel.

We have written employment agreements with certain of our senior management that expire on December 31, 2009 and 2010. We also maintain key man life insurance policies on the lives of certain members of senior management. The loss of service of one or more of our senior management personnel, however, could result in a loss of leadership and an inability to successfully pursue our long-term success and growth strategy.

Our success and future growth also depend on management’s ability to attract, hire, train, integrate and retain qualified personnel in all areas of our business. Competition for such personnel is intense, and our inability to adequately staff our operations with qualified personnel could render us less efficient and decrease our rate of production. For example, our Engineering Services segment competes in a highly competitive market to attract and retain highly qualified and well-trained engineers. Such a competitive market could put upward pressure on labor costs for engineering talent. Although we have historically been able to pass through increases in engineering labor costs to our customers, there can be no assurance that we will be able to do so in the future.

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

We may be exposed to possible claims of personal injury, death, grounding costs, property damage or other liabilities that result from the failure or malfunction of any component or assembly fabricated or designed by us. We currently have in place policies for products liability and premises insurance, which we believe provide adequate coverage in amounts and on terms that are generally consistent with industry practice. Nevertheless, to the extent a claim is made against us that is not covered in whole or in part by our current insurance, we may be subject to a material loss. Moreover, any claims that are covered by our policies would likely cause our premiums to increase, and we might not be able to maintain adequate insurance coverage levels in the future.

Our long-term growth strategy depends on our ability to maintain a robust and effective supply chain management system.

As we pursue our long-term growth strategy, we will be providing to our customers increasingly sophisticated components, value-added services and design-build programs. In addition, many OEMs are moving toward developing strategic partnerships with their larger suppliers, which are providing purchasing, warehousing and assembly services. The increased complexity of our products, the expected increased outsourcing of non-core activities and the value-added services we are providing to our customers require us to maintain and manage an effective supply chain to assure timely delivery to us of quality components needed to meet our delivery schedules. Failure to procure from our suppliers quality components on a timely basis could decrease customer satisfaction, and thus our competitiveness, and could also result in loss revenue due to contractual penalties or lost sales.

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

We may be required to record material impairment charges for goodwill, which would reduce our net income and earnings per share.

Current accounting standards require a periodic review of goodwill for impairment in value if circumstances indicate that the carrying amount will not be recoverable.  In assessing the recoverability of our goodwill, management is required to make certain critical estimates and assumptions, particularly as to manufacturing efficiency, the achievement of reductions in operating costs, and increased sales and backlog. If any of these or other estimates and assumptions are not realized in the future, we may be required to record impairment charges for goodwill, which charges would reduce net income and earnings per share.

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

Newer military aircraft, such as the Lockheed F-35 Series, and newer aircraft designs for large commercial aircraft, such as the Boeing 787, include more composite and other non-metal components than previous models. Additionally, redesigns of existing platforms could include greater amounts of non-metal components. Although we are in the process of developing and/or acquiring non-metalic production capabilities, we currently do not have the capability to produce non-metal components. If we are unsuccessful in developing and/or acquiring such production expertise, the trend toward the use of non-metal components could limit our opportunities for new work, cause the loss of certain existing work and increase the competitive environment with other suppliers of metal components.

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

As of December 31, 2007, our directors and executive officers beneficially owned approximately 28% of our common stock. As a result, these shareholders, acting together, would be able to effectively control all matters requiring approval by our shareholders, including the election of our directors and any merger, sale of assets or other change of control transaction.

Risks Related to Our Industry

We are subject to the cyclical nature of the aerospace industry, and any future downturn in the aerospace industry or general economic conditions could cause our sales and operating income to decrease.

We derive approximately 92% of our revenue from the sale of services and components for the aerospace industry. Consequently, our business is directly affected by certain characteristics and trends of the aerospace industry or general economic conditions that affect our customers, such as:

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

In the event that these characteristics and trends were to adversely affect customers in the aerospace industry, they would reduce the overall demand for our products and services, thereby decreasing our sales and operating income.

Terrorist attacks could reduce demand for our large commercial, corporate and regional products and services.

Acts of sabotage or terrorism or adverse results to the U.S. and its military conflicts, such as the current conflict in Iraq, would likely have an adverse impact on the large commercial, corporate and regional aircraft industries, which could lead to reduced demand for our products and services. Prior industry downturns caused by such acts or results have negatively affected our net Aerostructures segment’s sales, gross margin, net income and cash flow. In particular, we and the aerospace industry suffered significantly as a result of the events of September 11, 2001, the events of which caused a substantial downturn in new large commercial aircraft deliveries and order cancellations or deferrals by major domestic and international air carriers.

We may not be able to maintain or improve our competitive position because of the intense competition in the markets we serve.

Our competitors in the aerospace industry consist of a large fragmented group of companies, including certain business units or affiliates of our customers. We believe that competition within the aerospace industry will increase substantially as a result of industry consolidation, trends favoring greater outsourcing of components and a decrease in the number of preferred suppliers. We also believe foreign aerospace manufacturers and engineering service providers will become an increasing source of competition, due largely to foreign manufacturers’ access to low-cost labor and the increased prevalence of industry participation commitments, pursuant to which domestic OEMs agree to award production work to manufacturers from a foreign country in order to obtain orders from that country. Some of our competitors have substantially greater financial, production and other resources than we have. These competitors may have:

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

We are also subject to U.S. Export Regulations, including the Arms Export Control Act (AECA) and associated International Traffic in Arms Regulations (ITAR).

Moreover, if in the future new or more stringent governmental regulations are adopted, or industry oversight heightened, such action could result in our incurrence of significant additional costs.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Facilities

The following table provides certain information with respect to our headquarters and manufacturing, and engineering centers:

Location	Principal Use	Square Footage	Interest
Aerostructures Segment
3600 Mueller Road St. Charles, Missouri	Administrative Offices and Manufacturing Center	62,585	Leased(1)
411 Fountain Lakes Blvd. St. Charles, Missouri	Executive and Administrative Offices and Manufacturing Center	65,580	Leased(2)
3030-3050 N. Hwy 94 St. Charles, Missouri	Manufacturing Center and Storage	92,736	Leased(3)
3000-3010 N. Hwy 94 St. Charles, Missouri	Assembly and Storage	30,074	Leased(4)
101 Western Ave. So. Auburn, Washington	Manufacturing Center	79,120	Leased(5)
2629-2635 Esthner Ct. Wichita, Kansas	Manufacturing Center	31,000	Leased(6)
2621 W. Esthner Ct. Wichita, Kansas	Manufacturing Center and Administrative Offices	39,883	Leased(7)
2104 N. 170th St. E. Ave. Tulsa, Oklahoma	Finishing and Manufacturing Facility	75,000	Leased(8)
5270 N Skiatook Road Catoosa, Oklahoma	Distribution Center	80,000	Leased(9)
2205 and 2215 River Hill Rd. Irving, Texas	Machining Facility	8,400	Leased(10)
101 Coleman Blvd. Pooler, Georgia	Distribution	76,600	Leased(11)
A.V. Eucalipto, #2351 Col. Rivera Modula Cy D, C.P. 21259 Mexicali, Baja California, Mexico	Manufacturing Center	34,857	Leased(12)
8866 Laurel Canyon Blvd. Sun Valley, California	Office and Manufacturing	26,200	Leased(13)
11011-11021 Olinda Street Sun Valley, California	Office, Manufacturing and Storage	22,320	Leased(14)
1377 Specialty Drive Vista, California	Office and Manufacturing	85,004	Leased(15)
Engineering Services Segment
4838 Ronson Court San Diego, California	Administrative Offices and Engineering	16,359	Leased(16)
8217 44th Ave. West Mukilteo, Washington	Engineering	18,054	Leased(17)
8223 44th Ave. West Mukilteo, Washington	Engineering	9,890	Leased(18)

Location	Principal Use	Square Footage	Interest
68 Global Dr., Suite 101 Greenville, South Carolina	Engineering	8,762	Leased(19)
860 W. Airport Frwy, #600 Hurst, Texas	Engineering	7457	Leased(20)
1616 H St. NW, Suite 206 Washington, DC	Administrative Office	314	Leased(21)

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

(3)
Subject to graduated yearly rent payments of $244,384 to $359,715 during the lease term. The lease expires on February 28, 2025, subject to our option to extend the lease for three additional five-year terms.

(4)	Month to month lease with monthly rent of $10,022.

(5)
Subject to yearly rent payments of $444,000 through June 30, 2008 and $492,000 through lease expiration date of June 30, 2011; we retain the option to extend the lease for two additional three-year terms.

(6)
Subject to graduated yearly rent payments of $119,574 to $176,003 during the lease term. The lease expires on February 28, 2025, subject to our option to extend the lease for three additional five-year terms.

(7)	Subject to yearly rent payments of $148,620 and expires on July 1, 2009; we retain an option to extend the lease term for an additional five years.

(8)
Subject to graduated yearly rent payments of $152,740 to $224,822 during the lease term. The lease expires on February 28, 2025, subject to our option to extend the lease for three additional five-year terms.

(9)	Subject to yearly rent payments of $329,436 and expires on April 30, 2014.

(10)	Subject to yearly rent payments of $45,000 and expires on October 31, 2008.

(11)	Subject to yearly rent payments of $421,300 through November 30, 2014; we retain the option to extend the lease for three additional five-year terms.

(12)	Subject to graduated monthly rent payments of $13,594 to $15,755 during the lease term and the lease expires on March 31, 2012.

(13)	Subject to yearly rent payments of $182,352 and expires on March 31, 2009; we retain an option to extend the lease for two additional terms, which consist of three years and two years, respectively.

(14)	Subject to yearly rent payments of $160,704 and expires on March 31, 2009.

(15)
Subject to graduated yearly rent payments of $455,166 to $572,304 during the lease term. The lease expires on September 30, 2013, subject to our option to extend the lease for two additional five-year terms.

(16)	Subject to graduated yearly rent payments of $206,076 to $222,892 during the lease term. The lease expires on March 31, 2009.

(17)
Subject to graduated yearly rent payments of $132,200 to $261,192 during the lease term.  The lease expires on December 31, 2011, subject to our option to extend the lease for four additional one-year terms.

(18)
Subject to graduated yearly rent payments of $120,000 to $127,920 during the lease term.  The lease expires on December 31, 2008, subject to our option to extend the lease for two additional three-year terms.

(19)
Subject to graduated yearly rent payments of $61,334 to $63,175 during the lease term.  The lease expires on August 31, 2011, subject to our option to extend the lease for three additional five-year terms.

(20)
Subject to graduated yearly rent payments of $57,045 to $123,040 during the lease term.  The lease expires on January 31, 2012, subject to our option to extend the lease for one additional five-year term.

(21)
Subject to graduated yearly rent payments of $10,200 to $10,610 during the lease term.  The lease expires on October 31, 2009, subject to our option to extend the lease for one additional two-year term.

ITEM 3.  LEGAL PROCEEDINGS.

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

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock is traded on The NASDAQ Stock Market LLC under the symbol “LMIA.” The following table sets forth the range of high and low sales prices for the Company’s common stock for the periods indicated during the Company’s past two fiscal years:

Period	High	Low

Fiscal 2007
1st quarter	$20.80	$15.48
2nd quarter	$25.50	$17.76
3rd quarter	$27.20	$19.69
4th quarter	$30.91	$22.66
Fiscal 2006
1st quarter	$19.13	$12.39
2nd quarter	$22.78	$15.21
3rd quarter	$23.86	$16.91
4th quarter	$21.37	$15.10

Holders

As of March 6, 2008, there were approximately 142 holders of record of the Company’s common stock.

Dividends

We have not historically declared or paid cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Our credit facility with Wachovia Bank, National Association prohibits us from declaring a dividend with respect to our common stock without the lender’s approval. We currently intend to retain our earnings, if any, and reinvest them in the development of our business.

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

The following table summarizes information about our equity compensation plan as of December 31, 2007. All outstanding awards relate to the Company’s common stock.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Number of Unvested Restricted Stock Issued	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Weighted-Average Grant-Date Fair Value of Restricted Stock	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in columns (a) and (b))
	(a)	(b)	(c)	(d)	(e)
Equity compensation plans approved by security holders:
2005 Long-Term Incentive Plan	131,790	273,876	$3.23	$21.27	727,850
Equity compensation plans not approved by security holders	-	-	-	-	-
Total	131,790	273,876	$3.23	$21.27	727,850

Issuer Purchases of Equity Securities

In 1998, the Company’s Board of Directors authorized the repurchase of up to 1,100,000 shares.  As of December 31, 2007, the Company had purchased 960,520 shares under this arrangement, but the Company made no purchases of stock under this arrangement during 2007.

Performance Graph

Set forth below is a line graph presentation comparing the yearly percentage change in cumulative total shareholder returns since December 31, 2002 on an indexed basis with the S & P 500 Index and the S&P Small Cap Aerospace/Defense Index, which is a nationally recognized industry standard index.

The following graph assumes the investment of $100 in LMI Aerospace, Inc. Common Stock, the S & P 500 Index and the S&P Small Cap Aerospace/Defense Index as well as the reinvestment of all dividends.  There can be no assurance that the performance of the Company’s stock will continue into the future with the same or similar trend depicted in the graph below.

ITEM 6.  SELECTED FINANCIAL DATA.

The selected financial data set forth below for each of the five years ended December 31, 2007, should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements, related notes and other financial information included herein. The financial data for the years ended December 31, 2003 through 2007 was derived from our consolidated financial statements for those periods that were audited by BDO Seidman, LLP, independent registered public accounting firm.

(Dollar amounts in thousands, except share and per share data)

	2007 (1)	2006	2005	2004	2003
Statement of Operations Data:

Net sales	$168,502	$122,993	$101,073	$85,908	$75,855
Cost of sales	123,588	89,527	76,326	69,510	67,485
Gross profit	44,914	33,466	24,747	16,398	8,370
Selling, general & administrative expenses (2)	23,466	17,243	14,474	13,870	13,423
Income (loss) from operations	21,448	16,223	10,273	2,528	(5,053)
Interest expense	(902)	(93)	(2,019)	(2,175)	(1,645)
Other (expense) income, net	(20)	(121)	30	313	306
Income (loss) before income taxes	20,526	16,009	8,284	666	(6,392)
Provision for (benefit of) income taxes	7,369	5,334	3,133	236	(2,411)
Net income (loss)	$13,157	$10,675	$5,151	$430	$(3,981)

Amounts per common share:
Net income (loss)	$1.18	$1.02	$0.62	$0.05	$(0.49)
Net income (loss) – assuming dilution	$1.17	$1.01	$0.61	$0.05	$(0.49)
Weighted average common shares outstanding	11,157,396	10,494,747	8,291,337	8,186,158	8,181,786
Weighted average dilutive common shares outstanding	11,288,486	10,615,251	8,401,426	8,200,114	8,181,786

Other Financial Data:
Capital expenditures	$6,570	$6,671	$2,903	$1,266	$1,001
Cash flows from operating activities	3,166	6,160	5,342	7,426	1,011
Cash flows used by investing activities	(56,055)	(4,964)	(2,786)	(314)	(371)
Cash flows from (used by) financing activities	28,560	23,180	(2,935)	(7,119)	(1,412)
Gross profit margin	26.7%	27.2%	24.5%	19.1%	11.0%

Balance Sheet Data
Cash and equivalents	$82	$24,411	$35	$414	$441
Working capital	55,256	65,411	28,941	25,593	25,919
Total assets	166,118	108,610	71,957	65,381	70,519
Total long-term debt, excluding current portion	29,106	583	15,462	18,583	21,756
Stockholders' equity	104,827	90,510	39,832	34,352	33,792

(1)
Includes results of D3 Technologies for the five-month period commencing on our acquisition of D3 Technologies on July 31, 2007 and ending on December 31, 2007.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Year ended December 31, 2007 compared to year ended December 31, 2006.

(2)
Includes restructuring charges of $8, $923, and $527 for the years ended December 31, 2005, 2004, and 2003, respectively.  There were no restructuring charges for the years ended December 31, 2007 and 2006.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a leading provider of design engineering services, structural components, assemblies, and kits to the aerospace, defense, and technology industries.  We primarily sell our products and services to the large commercial aircraft, military, corporate and regional aircraft, and technology markets within the aerospace and technology industries.  Historically, our business was primarily dependent on the large commercial aircraft market, specifically with one principal customer. In order to diversify our product and customer base, we implemented an acquisition and marketing strategy in the late 1990’s that has broadened the number of industries to which we sell our products and services and, within the aerospace industry, diversified our customer base to reduce our dependence on the principal customer.  Our acquisition of D3 Technologies was in furtherance of our growth strategy of increasing the array of value-added services and solutions that we offer to our customers. We believe that OEMs and Tier 1 aerospace companies will continue the trend of selecting their suppliers based upon the breadth of more complex and sophisticated design and manufacturing capabilities and value-added services and the ability of their suppliers to manage large production programs.

As a result of acquiring D3 Technologies and in accordance with the criteria set forth in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we are now organized into two reportable segments: Aerostructures segment and Engineering Services segment.  The Aerostructures segment fabricates, machines, assembles, and kits formed, close tolerance aluminum and specialty alloy components and sheet metal products for use by the aerospace, semiconductor and medical products industries. The Engineering Services segment provides engineering solutions to commercial and military aviation, aerospace, military weapons systems, marine and industrial markets.

The following table illustrates our sales percentages over the last three years to our primary industries and markets.

Market	2007	2006	2005
Corporate and regional aircraft	34.3%	38.6%	43.5%
Large commercial aircraft	35.4	30.7	28.5
Military	22.5	21.5	16.1
Technology	4.3	5.0	5.9
Other (1)	3.5	4.2	6.0
Total	100.0%	100.0%	100.0%
__________________________________________________
(1)           Includes commercial consulting services, and various aerospace products.

Results of Operations

Year ended December 31, 2007 compared to year ended December 31, 2006

The following table provides the comparative data for 2007 and 2006:

	2007			2006
	($ in millions)
	Aerostructures	Engineering Services (1)	Total	Aerostructures	Engineering Services		Total
Net sales	$138.1	$30.4	$168.5	$123.0	$		$123.0
Cost of sales	98.5	25.1	123.6	89.5			89.5
Gross profit	39.6	5.3	44.9	33.5		-	33.5
S,G & A	20.4	3.1	23.5	17.3			17.3
Income from operations	$19.2	$2.2	$21.4	$16.2		$-	$16.2

(1)           For the five-month period commencing on our acquisition of D3 Technologies on July 31, 2007 and ending on December 31, 2007.

Aerostructures Segment

Net Sales.  Net sales were $138.1 million in 2007, an increase of 12.3% from $123.0 million in 2006.  The following table summarizes our total sales by the market served:

Category	2007	% of Total	2006	% of Total
	($ in millions)
Corporate and regional aircraft	$49.5	35.8%	$47.4	38.6%
Large commercial aircraft	44.1	31.9	37.8	30.7
Military	33.1	24.0	26.5	21.5
Technology	7.3	5.3	6.2	5.0
Other	4.1	3.0	5.1	4.2
Total	$138.1	100.0%	$123.0	100.0%

Net sales for corporate and regional aircraft were $49.5 million during 2007 compared to $47.4 million in 2006, an increase of 4.4%.  This increase was primarily attributable to higher production rates at Gulfstream.

Large commercial aircraft generated net sales of $44.1 million in 2007 compared to $37.8 million in 2006, an increase of 16.7%.  Increase in net sales to this market was driven by higher production rates on certain models at Boeing.  In particular, we generated net sales for the Boeing 737 of $25.9 million in 2007, up 14.6% from $22.6 million in 2006, and net sales for the Boeing 747 of $8.7 million in 2007, up 17.6% from $7.4 million in 2006. In addition, sales for the Boeing 787, which primarily began in the first quarter of 2007, generated $1.8 million for the year.

Net sales of military products were $33.1 million in 2007 compared to $26.5 million in 2006, an increase of 24.9%. During the third quarter of 2007, we settled a claim with a customer which generated $1.2 million of net sales. Excluding this settlement, sales of military products was $31.9 million in 2007, an increase of 20.4% compared to 2006. This increase in net sales resulted from net sales for the Sikorsky Blackhawk program which generated $18.4 million of net sales in 2007, up 49.6% from $12.3 million in 2006.  Additionally, net sales for the Boeing Apache helicopter generated $6.1 million in 2007, up 15.1% from $5.3 million in 2006.

Net sales of technology products were $7.3 million in 2007 compared to $6.2 million in 2006, an increase of 17.7%. This increase was due to higher net sales of products used in semiconductor equipment.

Other net sales are primarily consulting services for lean manufacturing, commercial sheet metal and machined components and various aerospace products that are not easily identifiable to the appropriate aircraft and market.

Gross Profit.  Gross profit for 2007 was $39.6 million (28.7% of net sales) compared to $33.5 million (27.2% of net sales) for 2006.  Excluding the one-time benefit of claims settlements discussed above, net of costs related to such settlement of $0.2 million, gross profit for 2007 was $38.6 million (28.0% of net sales). Gross profit was positively impacted by our higher production rates with aerospace customers which provided better coverage of fixed costs, but was reduced by increased salaries and wages, primarily from investment in our materiel organization. Specifically, salary, wages and fringe benefits increased 13.7%, from $27.7 million in 2006 to $31.5 million in 2007.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $20.4 million (14.8% of net sales) in 2007 compared to $17.3 million (14.1% of net sales) in 2006.  This 17.9% increase was primarily due to higher rent expenses and compensation and fringe benefit costs resulting from increased staffing to support our planned growth.

Engineering Services Segment

Net Sales. The following table specifies the amount of the Engineering Services segment’s net sales by category for the five months ending December 31, 2007 and the percentage of the segment’s total net sales represented by each category. This segment was created with the acquisition of D3 Technologies on July 31, 2007 and includes revenue for the period of August 1 through December 31 of 2007.

Category	Five Months Ended December 31, 2007	% of Total
	($ in millions)
Commercial Aircraft	$15.4	50.7%
Corporate Aircraft	8.3	27.3
Military	4.8	15.8
Tooling	1.9	6.2
Total	$30.4	100.0%

Approximately $28.6 million, or 94.1% of net sales, of the segment’s revenues were recorded under reimbursement type contracts for engineering services which generate net sales from labor hours incurred at varying, pre-negotiated rates and other direct costs plus an administrative fee.  Net sales under these reimbursement contracts are primarily for commercial, corporate, and military markets.  Net sales for services for commercial aircraft were approximately $15.4 million, or 50.7% of net sales. These revenues are primarily from programs supporting Boeing’s 747, 777 and 787 platforms.  Net sales for services supporting corporate aircraft were approximately $8.3 million, or 27.3% of net sales, the majority of which is on the development of new aircraft programs. Net sales of services for military programs were $4.8 million, or 15.8% of net sales. These military revenues were derived from support provided on multiple Navy programs, F-35 and various other programs.

Approximately $1.9 million, or 6.2% of net sales, primarily related to design and delivery of tooling on various programs supporting commercial aircraft.

Gross Profit. Gross profit for the segment was $5.3 million (17.4% of net sales).  Costs included in cost of goods sold are primarily direct labor, fringe benefits, subcontract labor, direct costs related to specific contracts, depreciation and facility costs and are part of the negotiated rate structures for reimbursement type contracts.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the segment were $3.1 million (10.2% of net sales).  These costs primarily include salaries, wages and benefits costs of approximately $1.5 million, $0.7 million of stock based compensation relating to a restricted stock award made on July 31, 2007 and vesting over five years, and amortization of intangibles of $0.4 million valued in connection with the acquisition of D3 Technologies.

Non-segment Expenses

Other Income (Expense), Net.  Other expense was $0.9 million for 2007, compared to $0.2 million for 2006. The increased expense resulted from interest expense on borrowings due to the acquisition of D3 Technologies, as well as a charge for $0.2 million of unamortized prepaid financing costs related to our former credit facility.

Income Tax Expense.  Income tax expense for 2007 was $7.4 million compared to $5.3 million for 2006. During 2007 our effective income tax rate was 35.9%, up from 33.5% in 2006.  The lower 2006 effective tax rate was due to recognition of certain tax credits. Our 2007 effective tax rate was positively impacted by additional deductions available for manufacturers and favorable changes in state apportionment while negatively impacted by a higher tax rate for D3 Technologies and the reserving of certain credits challenged by the Internal Revenue Service.

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

Net Sales.    Net sales were $123.0 million in 2006, an increase of 21.7% from $101.1 million in 2005.  The following table summarizes our total sales by the market served:

	2006		2005
Category	($ in millions)	% of Total	($ in millions)	% of Total
Corporate and regional aircraft	$47.4	38.6%	$43.9	43.5%
Large commercial aircraft	37.8	30.7	28.8	28.5
Military products	26.5	21.5	16.3	16.1
Technology products	6.2	5.0	6.0	5.9
Other	5.1	4.2	6.1	6.0
Total	$123.0	100.0%	$101.1	100.0%

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

Net sales of military products were $26.5 million in 2006 compared to $16.3 million in 2005, an increase of 62.6%.  This increase in net sales resulted from net sales for the Sikorsky Blackhawk program which generated $12.3 million of net sales in 2006 compared to $0.8 million in 2005.  Additionally, net sales for the Boeing Apache helicopter generated $5.3 million in 2006, up 17.8% from $4.5 million in 2005.  Partially offsetting these increases was a decline in net sales on the Lockheed F-16 and C-130 which generated $3.8 million in 2006, down from $6.2 million in 2005, reflecting our planned exit from these programs.  Our contract on the F-16 and C-130 work expired at the end of 2007. The remaining net sales of military products for 2006 and 2005 supported a large number of programs.

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

Income Tax Expense.  Income tax expense for 2006 was $5.3 million compared to $3.1 million for 2005 due to increased pre-tax income.  During 2006 our effective income tax rate was 33.5%, down from 37.8% in 2005.  This reduction in effective rate was created by the utilization of a capital loss carry forward which provided a tax benefit of $0.2 million that had been fully reserved in prior years and the realization of research and experimentation tax credits of $0.4 million for current and prior years.  Excluding these items, the effective tax rate would have been approximately 37% in 2006.

Liquidity and Capital Resources

On July 31, 2007, we entered into a new credit agreement. See Note 2 of the Consolidated Financial Statements. The credit agreement provides for a senior secured revolving credit facility in an aggregate principal amount of up to $80 million. Borrowings under the credit facility are secured by substantially all of our assets and bear interest at either the “base rate” (the higher of the federal funds rate plus one-half of one percent or the prime commercial lending rate) plus an applicable interest margin ranging from 0.125% to 1.0%, depending upon our then total leverage ratio, or the LIBOR rate plus an applicable interest margin ranging from 1.125% to 2.0% depending upon our then total leverage ratio. The maturity date of the credit facility, which is subject to acceleration upon breach of the financial covenants (consisting of a maximum total leverage ratio and a minimum fixed charge coverage ratio) and other customary non-financial covenants contained in the credit agreement, is July 31, 2012. In connection with our acquisition of D3 Technologies, we borrowed a total of approximately $38.5 million under the credit facility. The foregoing description of the credit agreement does not purport to be complete and is qualified in its entirety by reference to the credit agreement, a copy of which is attached as Exhibit 4.1 to our Form 8-K filed with the Securities and Exchange Commission on August 6, 2007.

On December 28, 2006, we entered into an agreement with a third party to sell and lease back certain of our real estate properties for a total sale price of $10.3 million. The sale of one of these properties occurred on December 28, 2006 for a sale price of $4.3 million. On February 13, 2007, the sale of the three remaining properties was completed at a price of $6.0 million. The two operating lease agreements resulting from the sales expire on February 28, 2025 and we have the options for three additional five-year renewal terms. The combined initial annual minimum lease payment for the four properties is $0.9 million and will be increased by 2.3% per year. Total gain from the sale of these properties in the amount of $4.2 million ($2.6 million as of December 31, 2006) was deferred and will be recognized over the term of the leases. Proceeds from the sale are included in cash and were available for general corporate needs.

We generated cash from operations of $3.2 million in 2007 compared to $6.2 million in 2006 and $5.3 million in 2005. Net cash provided by operating activities for 2007 was favorably impacted by increased net income and non-cash restricted stock compensation expense. Cash generated from operating activities was negatively impacted by increases in trade accounts receivable of $6.6 million and inventory of $7.9 million. The increase in accounts receivable was primarily due to greater shipments near the end of 2007, changes in payment terms on certain contracts affecting 2007 and shifting of sales to programs with longer payment terms. The change in inventory consists of a $3.1 million increase in raw materials, work in process and purchased components due to production increases to support our growth in net sales and the growth in our assembly business and a $3.9 million increase in finished goods primarily due to changes in inventory management processes at two large customers.

Net cash used in investing activities for the year ended December 31, 2007 was $56.1 million compared to $5.0 million and $2.8 million for the years ended December 31, 2006 and 2005, respectively. We paid $59.1 million, net of cash acquired, in the 2007 acquisition of D3 Technologies. We spent $6.6 million on capital expenditures primarily for equipment in order to meet current and expected customer demand during 2007, compared to $6.7 million and $2.9 million during 2006 and 2005, respectively. The sale of our real estate properties discussed above generated $5.9 million and $4.3 million of cash proceeds for 2007 and 2006, respectively.

Cash flow provided by financing activities was $28.6 million in 2007 compared to $23.2 million cash provided and $2.9 million cash used in 2006 and 2005, respectively. In connection with the acquisition of D3 Technologies, we incurred $38.5 million of debt, of which $10.5 million was repaid by year end. Funds generated in 2006 resulted from our public offering of common stock completed on March 29, 2006, reduced by payments of outstanding debt.

Our capital budget for 2008 anticipates capital expenditures of approximately $9.0 million to $10.0 million. We expect to meet our ongoing working capital and capital expenditure needs from a combination of our cash on hand, cash flow from operating activities and cash obtained by drawing down our credit facility. In addition, the available borrowings under our lending agreement described above should be capable of supporting strategic acquisitions and investments in new program development.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of operating leases as reflected under “Contractual Obligations and Commitments” below.

Contractual Obligations and Commitments

We had the following contractual obligations and commitments for debt and non-cancelable operating lease payments:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
		($ in thousands)
Debt(1)	$29,895	$789	$863	$28,243	$-
Interest on long-term debt (2)	9,552	1,985	3,829	3,738	-
Operating Leases	40,004	5,550	9,454	7,007	17,993
Total (3)	$79,451	$8,324	$14,146	$38,988	$17,993

(1)	Balances include obligations under capital leases.

(2)	Interest expense assumes the balances of long-term debt at the end of the period and current effective interest rate.

(3)	We have not committed to any significant current or long-term purchase obligations for our operations and have no other long-term liabilities reflected on our balance sheet under GAAP.

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

Goodwill and Intangible Assets. As required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), we perform a goodwill impairment test at least annually. We established the value of the underlying business with the assistance of an outside expert that used Company-provided forecasts of operations by reporting unit, independent review of the assumptions in these forecasts, evaluations of the carrying value of certain assets and liabilities, and independent appraisals of our fixed assets. These forecasts required us to estimate future sales prices and volumes of our reporting units. We used our internal budgets, customer order backlog, historical customer ordering patterns, customer and industry projections of demand and other market information as well as current cost of production to estimate future cash flows. If required, an impairment charge is recognized for the amount by which the carrying amount of goodwill exceeds its fair value. Actual results may vary significantly from our projections and may result in future material adjustments to the goodwill balance on our financial statements.

Customer-related intangible assets resulting from the acquisitions of D3 Technologies, Versaform Corporation, and Technical Change Associates, Inc. have an original estimated useful life of 5 to 15 years.  However, if events or changes in circumstances indicate that the carrying amount of these intangible assets may not be recoverable, an impairment charge will be recognized for the amount by which the carrying amount of these assets exceeds its fair value.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 141, (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which continues the evolution toward fair value reporting and significantly changes the accounting for acquisitions that close beginning in 2009, both at the acquisition date and in subsequent periods. SFAS No. 141(R) introduces new accounting concepts and valuation complexities, and many of the changes have the potential to generate greater earnings volatility after an acquisition. SFAS No. 141(R) applies to acquisitions on or after January 1, 2009 and will impact the Company’s reporting prospectively only.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”), which requires companies to measure an acquisition of noncontrolling (minority) interest at fair value in the equity section of the acquiring entity’s balance sheet. The objective of SFAS No. 160 is to improve the comparability and transparency of financial data as well as to help prevent manipulation of earnings. The changes introduced by the new standards are likely to affect the planning and execution, as well as the accounting and disclosure, of merger transactions. The effective date to adopt SFAS No. 160 for us is January 1, 2009 and we do not expect the adoption to have a material effect on our results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. The provisions of SFAS No. 159 are effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a significant impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. In February of 2008, the FASB issued FASB Staff position No. 157-2 which delays the effective date of SFAS No. 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. We are currently in the process of evaluating the impact of the adoption of SFAS No. 157 on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements, uncertain tax positions taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The adoption of FIN 48 on January 1, 2007 did not have a significant impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows.  We are exposed to market risk primarily due to fluctuations in interest rates.  We do not utilize any particular strategy or instruments to manage our interest rate risk.

Our outstanding credit facility carries a fluctuating interest rate that varies based on changes on the prime lending rate of Wachovia. Accordingly, we are subject to potential fluctuations in our debt service. Based on the amount of our outstanding debt as of December 31, 2007, a hypothetical 1% change in the interest rate of our outstanding credit facility would result in a change in our annual interest expense of approximately $0.3 million during the next fiscal year. However, we had the ability to fix the interest rate under LIBOR for a period not to exceed six months. Subsequent to December 31, 2007, our credit agreement was amended to allow us to fix the interest rate under LIBOR for up to one year (see Note 2 to Consolidated Financial Statements). While not eliminating interest rate risk, this allows us to moderate the impact of changes in Wachovia’s prime lending rate.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following financial statements are included in Item 8 of this report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
LMI Aerospace, Inc.
St. Charles, Missouri

We have audited the accompanying consolidated balance sheets of LMI Aerospace, Inc. as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. In connection with our audits of the financial statements, we have also audited the accompanying Schedule II, “Valuation and Qualifying Accounts” for each of the three years in the period ended December 31, 2007.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LMI Aerospace, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LMI Aerospace, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman LLP

Chicago, Illinois
March 12, 2008

LMI AEROSPACE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	December 31
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$82	$24,411
Short-term investments	-	2,243
Trade accounts receivable - net of allowance of $292 at December 31, 2007 and $311 at December 31, 2006	29,588	14,658
Inventories	40,940	33,956
Prepaid expenses and other current assets	2,135	1,760
Deferred income taxes	3,483	2,210
Income taxes receivable	630	232
Total current assets	76,858	79,470

Property, plant and equipment, net	19,733	19,514
Goodwill	48,670	5,653
Intangible assets, net	19,428	3,425
Other assets	1,429	548
Total assets	$166,118	$108,610

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$10,681	$9,758
Accrued expenses	9,899	3,916
Short-term deferred gain on sale of real estate	233	147
Current installments of long-term debt	789	238
Total current liabilities	21,602	14,059

Long-term deferred gain on sale of real estate	3,773	2,493
Long-term debt, less current installments	29,106	583
Deferred income taxes	6,810	965
Total long-term liabilities	39,689	4,041
Stockholders' equity:
Common stock, $.02 par value per share; authorized 28,000,000 shares; issued 11,820,057 shares in 2007 and 11,577,361 shares in 2006	236	232
Preferred stock, $.02 par value per share; authorized 2,000,000 shares; none
issued in both periods	-	-
Additional paid-in capital	67,244	66,104
Treasury stock, at cost, 385,688 shares in 2007 and 389,732 shares in 2006	(1,830)	(1,849)
Retained earnings	39,177	26,023
Total stockholders' equity	104,827	90,510
Total liabilities and stockholders' equity	$166,118	$108,610

See accompanying notes to the consolidated financial statements.

LMI AEROSPACE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2007	2006	2005

Net sales	$168,502	$122,993	$101,073
Cost of sales	123,588	89,527	76,326
Gross profit	44,914	33,466	24,747
Selling, general and administrative expenses	23,466	17,243	14,474
Income from operations	21,448	16,223	10,273
Other income (expense):
Interest expense, net	(902)	(93)	(2,019)
Other, net	(20)	(121)	30
Total other income (expense)	(922)	(214)	(1,989)
Income before income taxes	20,526	16,009	8,284
Provision for income taxes	7,369	5,334	3,133

Net Income	$13,157	$10,675	$5,151

Amounts per common share:
Net income per common share	$1.18	$1.02	$0.62
Net income per common share - assuming dilution	$1.17	$1.01	$0.61
Weighted average common shares outstanding	11,157,396	10,494,747	8,291,337
Weighted average dilutive common shares outstanding	11,288,486	10,615,251	8,401,426

See accompanying notes to the consolidated financial statements.

LMI AEROSPACE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share data)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2004	$175	$26,171	$(2,371)	$10,377	$34,352
Comprehensive income:
Net income	-	-	-	5,151	5,151
Issuance of stock
113,190 shares in connection with exercise of options	1	120	312	(120)	313
15,750 shares of restricted stock	-	-	-	-	-
Amortization of non-vested restricted stock	-	16	-	-	16
Balance at December 31, 2005	176	26,307	(2,059)	15,408	39,832
Comprehensive income:
Net income	-	-	-	10,675	10,675
Public offering	55	39,194	-	-	39,249
TCA acquisition	-	150	-	-	150
Issuance of stock
56,890 shares in connection with exercise of options	1	32	210	(60)	183
21,250 shares of restricted stock	-	-	-	-	-
Amortization of non-vested restricted stock	-	186	-	-	186
Excess tax benefit over book expense from share-based compensation	-	235	-	-	235
Balance at December 31, 2006	232	66,104	(1,849)	26,023	90,510
Comprehensive income:
Net income	-	-	-	13,157	13,157
Issuance of stock
5,044 shares in connection with exercise of options	-	3	19	(3)	19
241,426 shares of restricted stock	4	(4)	-	-	-
Amortization of non-vested restricted stock	-	1,084	-	-	1,084
Excess tax benefit over book expense from share-based compensation	-	57	-	-	57
Balance at December 31, 2007	$236	$67,244	$(1,830)	$39,177	$104,827

See accompanying notes to the consolidated financial statements.

LMI AEROSPACE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2007	2006	2005
Operating activities
Net income	$13,157	$10,675	$5,151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,608	3,859	4,002
Charges for bad debt expense	150	127	167
Charges for inventory obsolescence and valuation	874	629	1,500
Restricted stock compensation	1,084	186	16
Excess tax benefit of share-based compensation	(57)	(235)	-
(Gain) loss on sale of equipment	5	127	(6)
Change in deferred tax assets and liabilities	526	(968)	(55)
Changes in operating assets and liabilities, net of acquired businesses:
Trade accounts receivable	(6,586)	1,303	(7,110)
Inventories	(7,858)	(9,252)	(3,146)
Prepaid expenses and other assets	(1,126)	(384)	(78)
Current income taxes	(39)	(2,997)	2,958
Accounts payable	20	2,351	1,550
Accrued expenses	(1,592)	739	393
Net cash provided from operating activities	3,166	6,160	5,342
Investing activities
Additions to property, plant and equipment	(6,570)	(6,671)	(2,903)
Purchase of debt securities	-	(18,192)	-
Proceeds from matured securities	2,243	16,223	-
Proceeds from sale of real estate	5,920	4,322	-
Proceeds from sale of equipment	1,703	254	117
Acquisitions, net of cash acquired	(59,092)	(626)	-
Other, net	(259)	(274)	-
Net cash used by investing activities	(56,055)	(4,964)	(2,786)
Financing activities
Proceeds from stock offering	-	39,249	-
Proceeds from issuance of debt	902	525	404
Principal payments on long-term debt and notes payable	(452)	(8,114)	(1,961)
Net advances (payments) on revolver	28,034	(8,898)	(1,691)
Proceeds from exercise of stock options	19	183	313
Excess tax benefit of share-based compensation	57	235	-
Net cash provided (used) by financing activities	28,560	23,180	(2,935)
Net increase (decrease) in cash and cash equivalents	(24,329)	24,376	(379)
Cash and cash equivalents, beginning of year	24,411	35	414
Cash and cash equivalents, end of year	$82	$24,411	$35
Supplemental Disclosures of Cash Flow Information
Interest paid	$1,200	$126	$1,693
Income taxes paid, net of refund received	$7,091	$9,298	$228

See accompanying notes to the consolidated financial statements.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2007

1.  ACCOUNTING POLICIES

Description of Business

LMI Aerospace, Inc. (the “Company”) is a leading provider of design engineering services, structural components, assemblies and kits to the aerospace, defense and technology industries. The Company primarily sells products and services to the large commercial aircraft, military, corporate and regional aircraft and technology markets within the aerospace and technology industries. The Company is a Missouri corporation with headquarters in St. Charles, Missouri.

Principles of Consolidation

The accompanying financial statements include the consolidated financial position, results of operations, and cash flows of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Customer and Supplier Concentration

Direct sales to the Company’s largest customer accounted for 25.8%, 32.8% and 35.1% of the Company’s total revenues in 2007, 2006 and 2005, respectively. Accounts receivable balances related to the largest customer based on direct sales were 23.7% and 31.9% of the accounts receivable balance at December 31, 2007 and 2006, respectively.  Indirect sales to the Company’s largest customer accounted for an additional 0.8%, 1.1% and 0.8% of the Company’s total sales in 2007, 2006 and 2005, respectively.

Direct sales to the Company’s second largest customer accounted for 15.8%, 15.2% and 12.3% of the Company’s total revenues in 2007, 2006 and 2005, respectively.  Accounts receivable balances related to the second largest customer based on direct sales represented 23.4% and 10.4% of the accounts receivable balance at December 31, 2007 and 2006, respectively.

Direct sales to the Company’s third largest customer accounted for 11.1%, 10.9% and 8.5% of the Company’s total revenues in 2007, 2006 and 2005, respectively. Accounts receivable balances related to the third largest customer based on direct sales were 10.6% and 10.3% of the accounts receivable balance at December 31, 2007 and 2006, respectively.

The Company purchased approximately 31%, 22% and 23% of the materials used in production from three suppliers in 2007, 2006 and 2005, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits in transit and all highly liquid investment instruments with an initial maturity of three months or less, excluding those held in our trading accounts.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2007

Short-term Investments

Short-term investments consisted of investment instruments with an initial maturity of one year or less, including those with an initial maturity of three months or less that are held in our trading accounts.

Inventories

The Company’s inventories are stated at the lower of cost or market and utilize actual costs for raw materials and an average cost for work in process, manufactured and purchased components and finished goods. The Company evaluates the inventory carrying value and reduces the carrying costs based on customer activity, estimated future demand, price deterioration, and other relevant information. The Company’s customer demand is highly unpredictable and may fluctuate due to factors beyond the Company’s control. The Company, therefore, maintains an inventory allowance for potential obsolete and slow moving inventories and for gross inventory items carried at costs higher than their potential market values.

Revenue Recognition

The Company recognizes revenue for sale of products and related services when products are shipped and services are rendered, the price is fixed or determinable, and collection is reasonably assured.

The Company recognizes revenue on sale of engineering services based on the types of contracts. Revenue is recognized on cost-plus reimbursement contracts as labor hours and direct costs are incurred.  Revenue for contracts that have not been billed is recognized based on labor hours valued at previously negotiated rates and direct costs valued at actual cost plus a negotiated fee or margin.  Labor costs include an estimated overhead, general and administration and fee markup that reflects the Company’s best estimate of applicable rates for each quarter of the year.  Other direct charge costs are as recorded plus an agreed upon administrative fee.  Revenue is recognized on fixed-price service contracts using percentage-of-completion method measured by the percentage of costs incurred to estimated total costs.  Such revenue related to tooling contracts and constituted approximately 1% of the Company’s total revenue in 2007.

Allowance for Doubtful Accounts

The allowance for doubtful accounts receivable reflects the Company’s best estimate of probable losses inherent in its accounts receivable. The basis used to determine this value is derived from historical experience, specific allowances for known troubled customers and other currently available evidence.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful lives of the assets. Estimated useful lives for buildings, machinery and equipment, and software are 20 years, 4 to 10 years and 3 years, respectively.

Long lived assets

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, long lived assets held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of December 31, 2007, there has been no impairment of long lived assets.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2007

Pre-Production Costs

The Company accounts for pre-production costs in accordance with Emerging Issues Task Force 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements”. Unless there is a contractual agreement that provides for design and development costs, all design and development costs for products to be sold under long-term supply arrangements are expensed as incurred.

Goodwill and Intangible Assets

The Company’s acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities.  As part of the purchase price allocation, the Company allocates the purchase price to the tangible assets acquired and liabilities assumed based on estimated fair market values, and the remainder of the purchase price is allocated to intangibles and goodwill.  The Company accounts for intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  Goodwill and intangible assets with indefinite lives are not amortized but are subject to at least an annual impairment assessment in relation to their fair value.

Deferred Gain on Sale of Real Estate

On December 28, 2006, the Company entered into an agreement with a third party to sell and lease back certain of its real estate properties.  See Note 3.  The sale of these properties was completed in 2007. The amount of sale price in excess of book value for these properties is deferred and amortized over the term of the leases on a straight-line basis.

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

Financial Instruments

Fair values of the Company’s long-term obligations approximate their carrying values as the applicable interest rates approximate the current market rates.

The Company’s other financial instruments have fair values which approximate their respective carrying values due to their short maturities or variable rate characteristics.

Earnings per Common Share

The Company follows SFAS No. 128, “Earnings per Share”, in calculating basic and diluted earnings per share. Earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the applicable periods.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which continues the evolution toward fair value reporting and significantly changes the accounting for acquisitions that close beginning in 2009, both at the acquisition date and in subsequent periods. SFAS No. 141(R) introduces new accounting

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2007

concepts and valuation complexities, and many of the changes have the potential to generate greater earnings volatility after an acquisition. SFAS No. 141(R) applies to acquisitions on or after January 1, 2009 and will impact the Company’s reporting prospectively only.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”), which requires companies to measure an acquisition of noncontrolling (minority) interest at fair value in the equity section of the acquiring entity’s balance sheet. The objective of SFAS No. 160 is to improve the comparability and transparency of financial data as well as to help prevent manipulation of earnings. The changes introduced by the new standards are likely to affect the planning and execution, as well as the accounting and disclosure, of merger transactions. The effective date to adopt SFAS No. 160 for the Company is January 1, 2009. The adoption of SFAS No. 160 will not have a material effect on its results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. The provisions of SFAS No. 159 are effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a significant impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. In February of 2008, the FASB issued FASB Staff position No. 157-2 which delays the effective date of SFAS No. 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. The Company is currently in the process of evaluating the impact of the adoption of SFAS No. 157 on its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The adoption of FIN 48 on January 1, 2007 did not have a significant impact on our consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation. There was no effect on net income or equity related to these reclassifications.

2.  ACQUISITION AND NEW CREDIT AGREEMENT

On July 31, 2007, the Company acquired all of the outstanding capital stock of D3 Technologies, Inc. (“D3 Technologies”), a premier design and engineering services firm, for $65,000 in cash plus transaction costs.  The operating results of D3 Technologies are included in the Company’s results from the date of the acquisition.

 LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2007

Concurrent with the acquisition, the Company entered into a credit agreement. The credit agreement provides for a senior secured revolving credit facility in an aggregate principal amount of up to $80,000. Borrowings under the credit facility are secured by substantially all of the Company’s assets and bear interest at either the “base rate” (the higher of the federal funds rate plus one-half of one percent or the prime commercial lending rate) plus the applicable interest margin ranging from 0.125% to 1.0%, depending upon the Company’s then total leverage ratio, or the LIBOR rate plus an applicable interest margin ranging from 1.125% to 2.0% depending upon the Company’s then total leverage ratio.  At December 31, 2007, the “base rate” was 7.25% and the LIBOR rate ranged from 4.90% to 5.24% for various notes the Company carried. The Company has the ability to fix the interest rate under LIBOR for a period not to exceed six months. The maturity date of the credit facility, which is subject to acceleration upon breach of the financial covenants (consisting of a maximum total leverage ratio and a minimum fixed charge coverage ratio) and other customary non-financial covenants contained in the credit agreement, is July 31, 2012. Subsequent to December 31, 2007, the credit facility was amended to allow the Company to fix interest rate under LIBOR for up to one year.

The purchase price for D3 Technologies was funded in part with $38,500 of borrowings under the credit agreement and the remainder with the Company’s existing cash.

The following table presents unaudited pro forma consolidated operating results for the Company for the years ended December 31, 2007 and 2006, as if D3 Technologies had been acquired as of the beginning of the periods presented:

	Year Ended December 31,
	2007	2006

Net sales	$210,606	$186,974
Net income	$13,517	$11,667
Basic earnings per share	$1.21	$1.11
Diluted earnings per share	$1.20	$1.10

The following table summarizes the purchase price allocation for D3 Technologies at the date of acquisition:

Tangible assets, exclusive of cash	$13,195
Intangible assets, net of deferred taxes	12,056
Goodwill	43,017
Liabilities assumed	(9,176)
Cost of acquisition, net of cash acquired	$59,092

3.  SALE AND LEASEBACK OF REAL ESTATE PROPERTIES

On December 28, 2006, the Company, through two of its operating subsidiaries, entered into an agreement with a third party to sell and lease back certain of its real estate properties for a total sale price of $10,250. The sale of one of these properties occurred on December 28, 2006 for a sale price of $4,330, which resulted in a gain of $2,640. On February 13, 2007, the sale of the three remaining properties was completed at a price of $5,920, which resulted in a gain of $1,602. The total gain from the sale of these properties of $4,242 is deferred and will be recognized over the term of the leases. The two operating lease agreements resulting from the sale expire on February 28, 2025, and the Company has options for three additional five-year renewal terms. The combined initial annual minimum lease payment for the four properties is $890 and will be increased by 2.3% per year.

 LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2007

4.  TREASURY STOCK TRANSACTIONS

The Board of Directors authorized the Company to repurchase shares of its common stock and place these shares in a Treasury Stock account for use at management’s discretion. The Company issued 4,044, 44,240 and 65,740 shares in 2007, 2006 and 2005, respectively, in conjunction with the exercise of certain employees’ options but did not purchase any shares. These transactions were recorded at cost in stockholders’ equity.

5.  SHORT-TERM INVESTMENTS

At December 31, 2006, short-term investments consisted of $1,993 in debt securities issued by U.S. Treasury and other U.S. government corporations and agencies and $250 in debt securities issued by states of the United States and political subdivisions of the states.  All securities were classified as held-to-maturity and recorded at amortized costs.  During 2007, the Company used proceeds from the maturity of its investments to fund part of the purchase price for D3 Technologies (See Note 2).

6.  INVENTORIES

Inventories consist of the following:

	December 31,
	2007	2006

Raw materials	$6,764	$5,583
Work in progress	9,470	8,556
Manufactured and purchased components	8,982	7,955
Finished goods	15,724	11,862
Total inventories	$40,940	$33,956

These amounts include reserves for obsolete and slow moving inventory of $1,263 and $1,932 and a reserve for lower of cost or market of $136 and $255 for 2007 and 2006, respectively.

7.  PROPERTY, PLANT AND EQUIPMENT

	December 31,
	2007	2006
Land	$67	$508
Buildings and improvements	199	8,805
Machinery and equipment	44,622	39,601
Leasehold improvements	2,850	1,404
Software and other	5,271	2,477
Construction in progress	2,967	4,534
Total gross property, plant and equipment	55,976	57,329
Less accumulated depreciation	36,243	37,815
Total net property, plant and equipment	$19,733	$19,514

Depreciation expense (including amortization expense on software) recorded by the Company totaled $3,698, $3,412 and $3,577 for 2007, 2006 and 2005, respectively.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2007

8.  GOODWILL AND INTANGIBLES

Goodwill balance at December 31, 2007 consists of $43,017 from acquisition of D3 Technologies in July 2007 and $5,653 from acquisition of Tempco Engineering, Inc. in April 2001. The balance related to D3 Technologies was determined based on the purchase price allocation performed as of July 31, 2007. See Note 2 above for allocation of purchase price of D3 Technologies. As of December 31, 2007, there were no events or changes in circumstances which indicate that the carrying amount of goodwill may not be recoverable.

The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142. The carrying value of goodwill and intangible assets with indefinite lives are assessed at least annually and an impairment charge is recorded if appropriate.

Intangible Assets

Customer intangible assets resulted from acquisitions of D3 Technologies, Versaform Corporation and Technical Change Associates, Inc. and have an original estimated useful life of 5 to 15 years.  Trademarks resulted from acquisition of D3 Technologies and are determined to have an indefinite life. The carrying values were as follows:

	December 31,
	2007	2006
Trademarks	$4,222	$-
Customer Intangible Assets	17,330	4,694
Accumulated Amortization	(2,124)	(1,269)
Intangible assets, net	$19,428	$3,425

Customer-related intangibles amortization expense for the calendar years 2007, 2006 and 2005 was $855, $408 and $265, respectively. During 2007 and 2006, there were no events or changes in circumstances which indicate that the carrying amount of the customer-related intangibles may not be recoverable.

Estimated annual amortization expense for these customer intangibles is as follows:

Year ending December 31:
2008	$1,439
2009	1,560
2010	1,561
2011	1,408
Thereafter	9,238
Total	$15,206

 LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2007

9.  ACCRUED EXPENSES

	December 31,
	2007	2006
Accrued payroll	$2,127	$264
Accrued bonus	1,724	920
Accrued vacation & holiday	2,011	970
Accrued employee benefits	1,089	641
Accrued workmen's comp	232	14
Accrued property taxes	237	149
Accrued legal & accounting fees	378	246
Accrued operating lease obligations	579	284
Accrued interest	357	-
Accrued building improvement costs	423	100
Other	742	328
Total Accrued Liabilities	$9,899	$3,916

10.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consist of the following:

	December 31,
	2007	2006
Capital Lease Obligations	$734	$-
Revolving line of credit	28,034	-
Notes payable, principal and interest payable monthly, at fixed rates, ranging from 1.67% to 7.20% at December 31, 2007 and 6.70% to 7.20% at December 31, 2006	1,127	821
Total debt	29,895	821
Less current installments	789	238
Total long-term debt and capital lease obligations	$29,106	$583

In connection and concurrently with its acquisition of D3 Technologies on July 31, 2007, the Company entered into the credit facility replacing its previous credit agreement.  See Note 2 above.

Other Notes and Capital Lease Obligations

The Company entered into various notes payable and capital lease agreements for the purchase of certain equipment. The notes are secured by certain equipment and payable in monthly installments including interests ranging from 1.67% - 7.20% through March, 2012. The capital lease agreements expire between October, 2008 and March, 2012.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2007

Maturities

The aggregate maturities of long-term debt as of December 31, 2007 are as follows:

Year ending December 31:
2008	$789
2009	558
2010	305
2011	181
2012	28,062
Total	$29,895

11.  COMMITMENTS AND CONTINGENCIES

The Company leases certain facilities, including facilities under the sale and leaseback transaction disclosed in Note 3, and equipment under various non-cancelable operating lease agreements which expire at various dates through 2025. At December 31, 2007, the future minimum lease payments under operating leases with initial non-cancelable terms in excess of one year are as follows:

Year ending December 31:
2008	$5,550
2009	4,903
2010	4,551
2011	4,057
2012	2,950
Thereafter	17,993
$40,004

Rent expense totaled $5,055, $2,807 and $2,684 in 2007, 2006 and 2005, respectively.

The Company has been named as a defendant in certain lawsuits in the normal course of business.  It is the policy of management to disclose the amount or range of reasonably possible losses in excess of recorded amounts.  In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters should not have a material effect on our financial position or results of operations.

The Company has entered into employment agreements with certain members of senior management. The terms of these agreements are up to three years and include noncompete and nondisclosure provisions, as well as provide for defined severance payments in the event of termination.

12.  DEFINED CONTRIBUTION PLANS

The Company has a non-contributory profit sharing plan and two contributory 401(k) plans which cover substantially all full-time employees. Contributions to the profit sharing plan are at the discretion of management and become fully vested after seven years. No contributions have been made by the Company to the profit sharing plan for 2007, 2006 and 2005.

 LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2007

Contributions by the Company to one of the 401(k) plans covering employees of the Aerostructures segment, which are fully vested to the employees immediately upon contribution, are based upon a percentage of employee contributions up to a maximum of $1,000 annually per employee (dollars not in thousands). Contributions to the second 401(k) plan, which covers the employees of the Engineering Services segment, are at the discretion of management and are immediately vested.  The Company’s contributions to the 401(k) plans totaled $800, $388 and $250 for 2007, 2006 and 2005, respectively. In addition, at December 31, 2007, the Company had 459,829 shares of its common stock reserved for future contributions to the 401(k) plan.

13.  STOCK-BASED COMPENSATION

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

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which revises and replaces SFAS No. 123, “Accounting for Stock-Based Payments” (“SFAS No. 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123R requires that compensation expense be recognized for all share-based payments based on the grant date fair value. The Company adopted SFAS No. 123R using the modified prospective method of transition. Accordingly, prior periods have not been restated. In connection with the adoption of SFAS No. 123R, the Company’s pre-tax income from operations for 2006 was not materially different than if it had continued to account for share-based compensation under APB No. 25, as the majority of outstanding options was vested at December 31, 2005. The Company did not grant any options during the year ended December 31, 2007 and 2006, respectively.

A summary of stock option activity under the Company’s share-based compensation plans is presented below:

	2007		2006		2005
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	137,234	$3.24	198,024	$3.30	313,164	$3.31
Granted	-	-	-	-	22,000	1.67
Exercised	(5,044)	3.57	(56,890)	3.56	(113,190)	2.91
Canceled/expired	(400)	4.75	(3,900)	4.05	(23,950)	3.86
Options outstanding at end of year	131,790	$3.23	137,234	$3.24	198,024	$3.30

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2007

All outstanding stock options were exercisable at December 31, 2007 and 2006, respectively. The aggregate intrinsic value of vested stock options was $3,069 and $1,679 at December 31, 2007 and 2006, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005, based upon the market price on exercise date, were $105, $765 and $594, respectively.

The following table summarizes information about stock options outstanding at December 31, 2007:

Range of Exercise Prices	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.31 - $1.95	12,000	6.50	$1.31
$1.96 - $2.90	75,790	2.75	2.55
$2.91 - $4.35	12,500	2.86	3.52
$4.36 - $6.06	31,500	2.78	5.47
Total	131,790	3.11	$3.23

A summary of non-vested restricted stock activity under the Company’s share-based compensation plans is presented below:

	2007		2006
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested shares outstanding at beginning of year	37,000	$12.85	15,750	$9.06
Granted	241,426	22.43	21,250	15.65
Vested	(4,550)	14.16	-	-
Forfeited	-	-	-	-
Non-vested shares outstanding at end of year	273,876	$21.27	37,000	$12.85

Common stock compensation expense related to restricted stock awards granted under the 2005 Plan was $1,084, $186 and $16 for the years ended December 31, 2007, 2006 and 2005, respectively.

Total unrecognized compensation costs related to non-vested restricted stock awards granted under the 2005 Plan were $4,609 and $280 as of December 31, 2007 and 2006, respectively. These costs are expected to be recognized over a weighted average period of 3.76 years and 1.6 years, respectively.

Prior to the adoption of SFAS No. 123R, the Company applied APB No. 25 and the fair value method under SFAS No. 123 to account for nonqualified stock options which were all awarded at exercise prices equal to or greater than the grant date stock price. Accordingly, no compensation expense was recognized for stock options granted for periods prior to January 1, 2006. Had compensation expense for the Company’s stock option plans been determined based on the fair value method, the Company’s net income and basic and diluted income per share would have been adjusted as follows:

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2007

Year Ended December 31, 2005

Net income as reported	$5,151
Total stock-based employee compensation expense determined under fair value based method, net of tax effect	(20)
Pro forma net income	$5,131

Net income per common share
As reported	$0.62
Pro forma	$0.62
Net income per common share assuming dilution
As reported	$0.61
Pro forma	$0.61

14.  INCOME TAXES

The temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred income tax assets and liabilities are as follows:

	December 31,
	2007	2006
Deferred tax assets:
Accrued vacation	$528	$294
Inventories	1,280	1,380
Other Accrued Expenses	18	-
Goodwill	(479)	(251)
Gain on sale of real estate	1,442	564
Other	694	223
Total deferred tax assets	3,483	2,210

Deferred tax liabilities:
Depreciation	(2,052)	(887)
Amortization of intangibles	(4,320)	-
Other	(438)	(78)
Total deferred tax liabilities	(6,810)	(965)
Net deferred tax assets (liabilities)	$(3,327)	$1,245

 LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2007

The Company’s income tax provision attributable to income before income taxes and cumulative effect of change in accounting principle consisted of the following for the year ended December 31:

	2007	2006	2005
Federal:
Current	$6,156	$5,508	$2,838
Deferred	482	(862)	(199)
	6,638	4,646	2,639

State:
Current	687	794	350
Deferred	44	(106)	144
	731	688	494
Provision for income taxes	$7,369	$5,334	$3,133

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense attributable to income before cumulative effect of change in accounting principle is as follows:

	2007	2006	2005

Federal taxes	$7,184	$5,603	$2,817
State and local taxes, net of federal benefit	731	413	277
Production deduction	(306)	(196)	(75)
Research and experimental and other tax credits	(113)	(314)	-
Change in capital loss valuation reserve	-	(244)	-
Other	(127)	72	114
Provision for income taxes	$7,369	$5,334	$3,133

15.  RELATED PARTY TRANSACTIONS

In September 2002, the Company acquired from MBSP, L.P., a Nevada limited partnership in which one of the Company’s directors has an ownership interest, the operations and certain of the assets of the aerospace division of Southern Stretch Forming and Fabrication, Inc., an aerospace sheet metal manufacturer based in Denton, Texas. In connection with this transaction, the Company was required to pay to MBSP, L.P. 5% of the gross sales of specific parts to a specific customer during the period beginning on January 1, 2003 and ending on December 31, 2007, not to exceed $500. Payments to MBSP, L.P. under this agreement were $84, $138 and $138 for the years ended December 31, 2007, 2006 and 2005, respectively.

In 2004, certain members of the Company’s Board of Directors invested an aggregate of $1,000 in subordinated notes with the Company. The issuance of these subordinated notes was reviewed and approved by the members of the Audit Committee. On March 29, 2006, the outstanding balances of such subordinated notes were repaid with a portion of the proceeds from the Company’s public offering completed on that date.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2007

16.  BUSINESS SEGMENT INFORMATION

As a result of acquiring D3 Technologies (see Note 2) and in accordance with the criteria set forth in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company is organized into two reportable segments: the Aerostructures segment and the Engineering Services segment.  The Aerostructures segment, comprised of all of the Company’s operations other than D3 Technologies, fabricates, machines, assembles and kits formed, close tolerance aluminum and specialty alloy components and sheet metal products for use by the aerospace, semiconductor and medical technology products industries. The Engineering Services segment, comprised of the operations of D3 Technologies, provides engineering solutions to commercial and military aviation, aerospace, military weapons systems, marine and industrial markets.

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

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2007

	December 31,
	2007	2006	2005

Net sales:
Aerostructures	$138,101	$122,993	$101,073
Engineering Services	30,401	-	-
	$168,502	$122,993	$101,073

Income from operations:
Aerostructures	$19,234	$16,223	$10,273
Engineering Services	2,214	-	-
	$21,448	$16,223	$10,273

Depreciation and Amortization:
Aerostructures	$3,674	$3,859	$4,002
Engineering Services	934	-	-
	$4,608	$3,859	$4,002

Interest expense:
Aerostructures	$-	$-	$-
Engineering Services	16	-	-
Corporate	886	93	2,019
	$902	$93	$2,019

Capital expenditures:
Aerostructures	$6,201	$6,671	$2,903
Engineering Services	369	-	-
	$6,570	$6,671	$2,903

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2007

	December 31,
	2007	2006
Goodwill:
Aerostructures	$5,653	$5,653
Engineering Services	43,017	-
	$48,670	$5,653

Total assets:
Aerostructures	$95,125	$108,610
Engineering Services	70,993	-
	$166,118	$108,610

17.  QUARTERLY FINANCIAL DATA (UNAUDITED)

2007	First	Second	Third	Fourth
Net sales	$32,176	$33,935	$47,795	$54,596

Gross profit	$8,271	$9,218	$13,301	$14,124

Net income	$2,241	$2,891	$4,185	$3,840
Amounts per common share: Net income	$0.20	$0.26	$0.38	$0.34
Net income – assuming dilution	$0.20	$0.26	$0.37	$0.34

2006	First	Second	Third	Fourth
Net sales	$29,242	$32,768	$30,799	$30,184

Gross profit	$8,321	$8,847	$8,369	$7,929

Net income	$2,309	$2,957	$2,716	$2,693
Amounts per common share: Net income	$0.27	$0.27	$0.24	$0.24
Net income – assuming dilution	$0.27	$0.26	$0.24	$0.24

LMI AEROSPACE, INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(Dollar amounts in thousands)
December 31, 2007

		Additions		Deductions
	Beginning Balance	Charge to Cost/ Expense	Other Charge to Cost/ Expense (1)	Write-offs net of Recoveries	Ending Balance

Reserve for Accounts Receivable
Year ended December 31, 2005	$213	$115	$-	$84	$244
Year ended December 31, 2006	$244	$127	$-	$60	$311
Year ended December 31, 2007	$311	$150	$146	$315	$292

Reserve for Inventory
Year ended December 31, 2005	$2,305	$1,500	$-	$1,719	$2,086
Year ended December 31, 2006	$2,086	$629	$-	$528	$2,187
Year ended December 31, 2007	$2,187	$874	$-	$1,662	$1,399
_______________________

(1)  Represents reserve acquired with D3 Technologies on July 31, 2007.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2007.  Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(a) Report of Management Regarding Internal Control Over Financial Reporting

The management of LMI Aerospace, Inc. (the “Company”) is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements and notes included in this annual report have been prepared in conformity with accounting principles generally accepted in the United States of America and necessarily include some amounts that are based on management’s best estimates and judgments.

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

Management, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, assessed the Company’s internal control over financial reporting as of December 31, 2007, as required by Section 404 of the Sarbanes-Oxley Act of 2002, based on the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework,” adopted by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of the Company’s consolidated operations except for D3 Technologies, Inc.  (“D3”), which was acquired by the Company on July 31, 2007.  The Company’s consolidated net sales for the fiscal year ended December 31, 2007 were $168.5 million, of which the acquired D3 operations represented $30.4 million or 18.0 percent. The consolidated total assets as of December 31, 2007 were $166.1 million, of which assets associated with the acquired D3 operations represented approximately $71.0 million, or 42.7 percent.

BDO Seidman, LLP, our independent registered public accounting firm, has issued an audit report on our internal control over financial reporting which is included below.

(b) Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
LMI Aerospace, Inc.
St. Charles, Missouri

We have audited LMI Aerospace, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). LMI Aerospace, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A(b), Report of Management Regarding Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Item 9A(b), Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of D3 Technologies, Inc., which was acquired on July 31, 2007, and which is included in the consolidated balance sheets of LMI Aerospace, Inc. as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. D3 Technologies, Inc. constituted 43 percent of total assets as of December 31, 2007, and 18 percent and 16 percent of net sales and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of D3 Technologies, Inc. because of the timing of the acquisition which was completed on July 31, 2007.  Our audit of internal control over financial reporting of LMI Aerospace, Inc. also did not include an evaluation of the internal control over financial reporting of D3 Technologies, Inc.

In our opinion, LMI Aerospace, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LMI Aerospace, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 12, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman LLP

Chicago, Illinois
March 12, 2008

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information regarding our directors required by Item 401 of Regulation S-K and the information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) required by Item 405 of Regulation S-K will be included in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s 2008 Annual Meeting of Shareholders and is incorporated herein by this reference.

The following is a list of our current executive officers, their ages, their positions with us and their principal occupations for at least the past five years.

Name	Age	Position

Ronald S. Saks	64	Chief Executive Officer, President and Director

Darrel E. Keesling	46	Chief Operating Officer

Ryan P. Bogan	33	Vice President of the Company and President and Chief Executive Officer of D3 Technologies, Inc., a wholly-owned subsidiary of the Company

Lawrence E. Dickinson	48	Chief Financial Officer and Secretary

Robert Grah	53	Vice President – Central Region

Michael J. Biffignani	52	Chief Information Officer/Director of Supplier Management and Procurement

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

Darrel E. Keesling. Mr. Keesling was appointed the Chief Operating Officer on January 2, 2007. Prior to joining us, Mr. Keesling had been the Vice President and General Manager-Metal Structures of GKN Aerospace, Inc. since August, 2004 and prior thereto had served in other managerial capacities with GKN Aerospace, Inc., including Senior Director of Engineering and Director of Operations, since January, 2001.

Ryan P. Bogan. Mr. Bogan has served as President and Chief Executive Officer of D3 Technologies since 2001. Mr. Bogan had served in various management positions with D3 Technologies since 1998, including Director of Business Development and Chief Operations Officer.

Lawrence E. Dickinson. Mr. Dickinson has been our Chief Financial Officer since 1993. He served as a Financial Analyst and Controller for LaBarge, Inc. from 1984 to 1993 and as a Cost Accountant with Monsanto from 1981 to 1984.

Robert Grah. Mr. Grah has served as Vice President - Central Region since December 2002. Mr. Grah joined the Company in 1984 as Production Control Manager. Mr. Grah has held various management positions with us, including Purchasing and Contracts Manager, Maintenance Manager, Facilities Manager and General Manager of LMI Finishing, Inc. until December 2002. Prior to joining us, Mr. Grah was a supervisor for Associated Transports, Inc. and a manager for Beneficial Finance.

Michael J. Biffignani. Mr. Biffignani has served as our Chief Information Officer since 1999. He also served as the Director of Supplier Management from 2003 to 2006. Prior to joining us, Mr. Biffignani held several positions at The Boeing Company in Information Technology and Business Management and prior thereto he served as an engineer and materials manager for the Sony Corporation from 1979 to 1983.

We have adopted a Code of Business Conduct and Ethics that applies to all of our executive officers and employees and our Board of Directors, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial and principal accounting officer).

The Board of Directors has established an Audit Committee within the meaning of Section 3(a)(58)(A) of the Exchange Act.  The Audit Committee currently consists of Mr. John M. Roeder (Chairman), Mr. John S. Eulich, Mr. Thomas Unger and Ms. Judith W. Northup, each an independent director in accordance with The Nasdaq Stock Market Marketplace Rule 4200(a)(15).  In addition, our Board of Directors has determined that each member of the Audit Committee is independent under the standards of Rule 10A-3 of the Exchange Act and the requirements of The Nasdaq Stock Market Marketplace Rule 4350(d)(2) and that Mr. Roeder qualifies as an audit committee financial expert under Item 407(d)(5) of Regulation S-K.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by Item 402 of Regulation S-K regarding the compensation of our directors and executive officers will be included in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by Item 407(e)(4) and (e)(5) of Regulation S-K will be included in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s 2008 Annual Meeting of Shareholders under the captions “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND  RELATED STOCKHOLDER MATTERS.

The information required by Item 403 of Regulation S-K regarding the security ownership of our beneficial owners and our management and the information required by Item 201(d) of Regulation S-K regarding our equity compensation plans will be included in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s 2008 Annual Meeting of Shareholders and is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 407(a) of Regulation S-K regarding director independence and Item 404 regarding transactions with related persons will be included in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information contained under the caption “Fees Billed by Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s 2008 Annual Meeting of Shareholders, which involves the election of directors, is incorporated herein by this reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Charles and State of Missouri on the 14th day of March, 2008.

LMI AEROSPACE, INC.

By:	/s/ Ronald S. Saks
Ronald S. Saks
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ronald S. Saks
Ronald S. Saks	Chief Executive Officer, President, and Director (Principal Executive Officer)	March 14, 2008
/s/ Lawrence E. Dickinson
Lawrence E. Dickinson	Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 14, 2008
/s/ Joseph Burstein
Joseph Burstein	Chairman of the Board, and Director	March 14, 2008
/s/ Sanford S. Neuman
Sanford S. Neuman	Assistant Secretary and Director	March 14, 2008
/s/ Thomas Unger
Thomas Unger	Director	March 14, 2008

/s/ Brian D. Geary
Brian D. Geary	Director	March 14, 2008

/s/ John M. Roeder
John M. Roeder	Director	March 14, 2008

/s/ John S. Eulich
John S. Eulich	Director	March 14, 2008

/s/ Judith W. Northup
Judith W. Northup	Director	March 14, 2008

EXHIBIT INDEX

Exhibit Number	Description

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

2.3
Stock Purchase Agreement by and among John J. Bogan, Trustee of the John Bogan Separate Property Trust Dated October 5, 1999, William A. Huston, and LMI Aerospace, Inc., dated as of June 17, 2007, filed as Exhibit 2.1 to the Registrant’s Form 8-K filed June 18, 2007 and incorporated herein by reference.

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

10.3
Lease Agreement, dated May 6, 1997, between the Registrant and Victor Enterprises, LLC, including all amendments (Leased premises at 101 Western Avenue S), previously filed as Exhibit 10.10 to the Form S-1/A and incorporated herein by reference.

10.4
Lease Agreement, dated February 1, 1995, between the Registrant and RFS Investments (Leased premises at 2621 West Esthner Court) previously filed as Exhibit 10.11 to the Form S-1/A and incorporated herein by reference.

10.5+	Profit Sharing and Savings Plan and Trust, including amendments nos. 1 through 6, previously filed as Exhibit 10.12 to the Form S-1/A and incorporated herein by reference.

10.6+
Employment Agreement, dated January 1, 2006, between the Registrant and Michael J. Biffignani, previously filed as Exhibit 10.2 to the Registrant’s Form 8-K filed January 11, 2006 and incorporated herein by reference.

10.7
General Conditions (Fixed Price - Non-Government) for the G-IV/F100 Program, Additional Conditions for the Wing Stub/Lower 45 Program Boeing Model 767 Commercial Aircraft and Form of Master Agreement, all with Vought previously filed as Exhibit 10.18 to the Form S-1/A and incorporated herein by reference.

10.8+	Amended and Restated 1998 Stock Option Plan, previously filed as Exhibit 10.37 to the Registrant’s Form S-8 (File No. 333-38090) dated as of May 24, 2000 and incorporated herein by reference.

10.9
Lease Agreement between Mother Goose Corporation and Precise Machine Partners L.L.P. (Leased premises at 2205 and 2215 River Hill Road, Irving, Texas) dated August 25, 1998, previously filed as Exhibit 10.24 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.

10.10+
Employment Agreement, effective as of January 1, 2006, between the Registrant  and Lawrence E. Dickinson, previously filed as Exhibit 10.3 to the Registrant’s Form 8-K filed January 11, 2006 and incorporated herein by reference.

10.11
Business Reformation Agreement between Leonard’s Metal, Inc. and Lockheed Martin Aeronautics Company dated September 21, 2001, filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed November 14, 2001 and incorporated by reference.

10.12
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

10.13
Lease dated April 2, 2001, between Tempco Engineering, Inc. and Metal Corporation, filed as Exhibit 10.28 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

10.14+
Employment Agreement Effective as of January 1, 2006 between the Registrant and Robert T. Grah, previously filed as Exhibit 10.4 to the Registrant’s Form 8-K filed January 11, 2006 and incorporated herein by reference.

10.15+
Employment Agreement Effective as of January 1, 2004 between LMI Aerospace, Inc. and Duane Hahn, filed as Exhibit 10.3 to the Registrant’s Form 10-Q filed August 16, 2004 and incorporated herein by reference.

10.16
Memorandum of Agreement between Leonard’s Metal, Inc. and Gulfstream Aerospace dated September 3, 2003, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed September 12, 2003 and incorporated herein by reference.

10.17
Special Business Provisions Agreement between Leonard’s Metal, Inc. and Boeing Company dated March 20, 2003, filed as Exhibit 10.2 to the Registrant’s Form 8-K filed September 12, 2003 and incorporated herein by reference.

10.18	General Terms Agreement between Leonard’s Metal, Inc. and the Boeing Company, filed as Exhibit 10.3 to the Registrant’s Form 8-K filed September 12, 2003 and incorporated herein by reference.

10.19
Net Industrial lease between Nonar Enterprises and Versaform Corporation, dated as of September 12, 2003, filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed November 14, 2003 and incorporated herein by reference.

10.20
Memorandum of Understanding between the Registrant and Gulfstream Aerospace Corporation, dated as of November 1, 2005, previously filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed November 14, 2005 and incorporated herein by reference.

10.21
Credit and Security Agreement between the Registrant and Wells Fargo Business Credit, Inc. dated November 29, 2004, previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed December 1, 2004 and incorporated herein by reference.

10.22
First Amendment to the Credit and Security Agreement between the Registrant and Wells Fargo Business Credit, Inc., dated February 15, 2006, previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed February 22, 2006 and incorporated herein by reference.

10.23+	2005 Long-Term Incentive Plan, previously filed as Exhibit 10.1 in the Registrant’s Form 8-K filed July 13, 2005 and incorporated herein by reference.

10.24
General Terms Agreement between Spirit Aerosystems, Inc. (Tulsa Facility) and LMI Aerospace, Inc. dated April 19, 2006, filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed May 18, 2006 and incorporated herein by reference.

10.25
Special Business Provisions between Spirit Aerosystems, Inc. and LMI Aerospace, Inc. dated April 19, 2006, filed as Exhibit 10.2 to the Registrant’s Form 10-Q filed May 18, 2006 and incorporated herein by reference.

10.26
Standard Industrial Lease Agreement dated June 9, 2006 between Welsh Fountain Lakes, L.L.C., as landlord, and Leonard’s Metal, Inc., as tenant, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed June 15, 2006 and incorporated herein by reference.

10.27
Memorandum of Agreement effective as of January 1, 2006 between LMI Aerospace, Inc. and Gulfstream Aerospace Corporation, filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed November 30, 2006 and incorporated herein by reference.

10.28
Amended and Restated Credit Agreement between the Registrant and Wells Fargo Bank dated December 28, 2006, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed January 3, 2007 and incorporated herein by reference.

10.29	Purchase agreement, dated December 28, 2006, between the Registrant and CIT CRE LLC, filed as Exhibit 10.2 to the Registrant’s Form 8-K filed June 15, 2006 and incorporated herein by reference.

10.30	Lease agreement, dated December 28, 2006, between the Registrant and CIT CRE LLC, filed as Exhibit 10.3 to the Registrant’s Form 8-K filed June 15, 2006 and incorporated herein by reference.

10.31
Guaranty and Suretyship agreement, dated December 28, 2006, between the Registrant and CIT CRE LLC, filed as Exhibit 10.4 to the Registrant’s Form 8-K filed June 15, 2006 and incorporated herein by reference.

10.32+
Employment Agreement, dated January 2, 2007, between the Registrant and Darrel E. Keesling, filed as Exhibit 10.5 to the Registrant’s Form 8-K filed January 3, 2007 and incorporated herein by reference.

10.33
Credit Agreement, dated July 31, 2007, among LMI Aerospace, Inc., Wachovia Bank, National Association (as Administrative Agent, Swingline Lender and Issuing Lender), Wells Fargo Bank, National Association (as Syndication Agent) and the other lender parties thereto, filed as Exhibit 4.1 to the Registrant’s Form 8-K filed August 6, 2007 and incorporated herein by reference.

10.34+	Employment Agreement, dated July 31, 2007, between the Registrant and Ryan P. Bogan, filed as exhibit 10.1 to the Registrant’s Form 8-K filed August 6, 2007 and incorporated herein by reference.

10.35+	Employment Agreement, dated January 1, 2008, between the Registrant and Ronald S. Saks, Chief Executive Office and President of the Company (filed herewith).

10.36+	Employment Agreement, dated January 1, 2008, between the Registrant and Robert T. Grah, Vice President of Sheet Metal Operations of the Company (filed herewith).

10.37+	Employment Agreement, dated January 1, 2008, between the Registrant and Lawrence E. Dickinson, Chief Financial Officer of the Company (filed herewith).

10.38+	Employment Agreement, dated January 1, 2008, between the Registrant and Michael J. Biffignani, Chief Information Officer of the Company (filed herewith).

14	Code of Business Conduct and Ethics, filed as Exhibit 14.1 to the Registrant’s Form 10-K/A for the fiscal year ended December 31, 2003 filed May 6, 2004 and incorporated herein by reference.

21.1	List of Subsidiaries of the Registrant (filed herewith).

23.1	Consent of BDO Seidman, LLP (filed herewith).

31.1	Rule 13a-14(a) Certification of Ronald S. Saks, President and Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a) Certification of Lawrence E. Dickinson, Chief Financial Officer (filed herewith).

32	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith).
_________________________________________
+	Management contract or compensatory plan or arrangement required to be filed as exhibit to this report.