Form 10-Q
period 2008-05-09
LMI AEROSPACE INC
filed 2008-05-09
CIK 1059562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008.
or
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

Yes ☒                                No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                               ☐                      Accelerated filer                                          ☒
Non-accelerated filer                                 ☐                      Smaller reporting company                        ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

On April 30, 2008, there were 11,496,549 shares of our common stock, par value $0.02 per share outstanding.

LMI AEROSPACE, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDING MARCH 31, 2008

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).
LMI Aerospace, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	(Unaudited)
	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$88	$82
Trade accounts receivable, net of allowance of $347 at March 31,
2008 and $292 at December 31, 2007	34,651	29,588
Inventories, net	46,463	40,940
Prepaid expenses and other current assets	2,397	2,135
Deferred income taxes	3,483	3,483
Income taxes receivable	297	630
Total current assets	87,379	76,858

Property, plant and equipment, net	20,027	19,733
Goodwill	48,561	48,670
Intangible assets, net	19,069	19,428
Other assets	1,364	1,429
Total assets	$176,400	$166,118

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,867	$10,681
Accrued expenses	10,573	9,899
Short-term deferred gain on sale of real estate	233	233
Current installments of long-term debt and capital lease obligations	840	789
Total current liabilities	21,513	21,602

Long-term deferred gain on sale of real estate	3,715	3,773
Long-term debt and capital lease obligations, less current installments	34,519	29,106
Deferred income taxes	6,810	6,810
Total long-term liabilities	45,044	39,689

Stockholders’ equity:
Common stock, $.02 par value per share; authorized 28,000,000 shares; issued 11,878,737 shares and 11,820,057 shares at
March 31, 2008 and December 31, 2007, respectively	238	236
Preferred stock, $.02 par value per share; authorized 2,000,000
shares; none issued in both periods	-	-
Additional paid-in capital	67,759	67,244
Treasury stock, at cost, 380,488 shares at March 31, 2008 and
385,688 shares at December 31, 2007	(1,805)	(1,830)
Retained earnings	43,651	39,177
Total stockholders’ equity	109,843	104,827
Total liabilities and stockholders’ equity	$176,400	$166,118

See accompanying Notes to Condensed Consolidated Financial Statements.

LMI Aerospace, Inc.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
March 31,
	2008	2007

Net sales	$60,417	$32,176
Cost of sales	44,794	23,905
Gross profit	15,623	8,271

Selling, general and administrative expenses	8,056	5,009
Income from operations	7,567	3,262

Other income (expense):
Interest income (expense), net	(543)	206
Other, net	(3)	6
Income before income taxes	7,021	3,474

Provision for income taxes	2,545	1,233
Net income	$4,476	$2,241

Amounts per common share:
Net income per common share	$0.40	$0.20

Net income per common share assuming dilution	$0.40	$0.20

Weighted average common shares outstanding	11,172,857	11,150,899

Weighted average dilutive common shares outstanding	11,292,151	11,275,337

See accompanying Notes to Condensed Consolidated Financial Statements.

LMI Aerospace, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Operating activities:
Net income	$4,476	$2,241
Adjustments to reconcile net income to
net cash used by operating activities:
Depreciation and amortization	1,603	857
Charges for bad debt expense	61	221
Charges for inventory obsolescence and valuation	339	332
Restricted stock compensation	516	93
Changes in operating assets and liabilities:
Trade accounts receivable	(5,124)	(4,341)
Inventories	(5,862)	(3,063)
Prepaid expenses and other assets	(208)	5
Current income taxes	2,865	1,070
Accounts payable	(814)	(883)
Accrued expenses	(1,818)	(505)
Net cash used by operating activities	(3,966)	(3,973)

Investing activities:
Additions to property, plant and equipment	(1,535)	(1,900)
Proceeds from sale of real estate	-	5,920
Purchase of debt securities	-	(16,017)
Proceeds from matured debt securities	-	2,250
Other, net	56	(170)
Net cash used by investing activities	(1,479)	(9,917)

Financing activities:
Proceeds from issuance of debt and origination of capital leases	73	380
Net advances on revolving line of credit	5,582	-
Principal payments on long-term debt and notes payable	(228)	(54)
Proceeds from exercise of stock options	24	-
Net cash provided by financing activities	5,451	326

Net increase (decrease) in cash and cash equivalents	6	(13,564)
Cash and cash equivalents, beginning of year	82	24,411
Cash and cash equivalents, end of quarter	$88	$10,847

Supplemental disclosures of cash flow information:
Interest paid	$223	$26
Income taxes (refunded) paid, net	$(320)	$98

See accompanying Notes to Condensed Consolidated Financial Statements.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2008

1.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included.  Operating results for the three months ending March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks and all highly liquid investment instruments with an initial maturity of three months or less.

Income Taxes

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

The Company had no unrecognized tax benefits as of March 31, 2008. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of March 31, 2008. The Company recognizes accrued amounts of interest and penalties related to its uncertain tax positions as part of its income tax expense within its consolidated statement of operations. The Company has no interest or penalties relating to income taxes recognized in the balance sheet as of March 31, 2008. As of March 31, 2008, returns for the calendar years 2002 through 2007 remain subject to examination by U.S. and various state tax jurisdictions.

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

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2008

Reclassification

Certain prior period information has been reclassified to conform to the current period presentation.

2.  Acquisition and New Credit Agreement

On July 31, 2007, the Company acquired all of the outstanding capital stock of D3 Technologies, Inc. (“D3 Technologies”), a premier design and engineering services firm, for $65,000 in cash plus transaction costs.  The operating results of D3 Technologies are included in the Company’s results from the date of the acquisition.

Concurrent with the acquisition, the Company entered into a new credit agreement, replacing the Company’s then existing credit agreement, providing for a senior secured revolving credit facility in an aggregate principal amount of up to $80,000. Borrowings under the credit facility are secured by substantially all of the Company’s assets and bear interest at either the “base rate” (the higher of the federal funds rate plus one-half of one percent or the prime commercial lending rate) plus the applicable interest margin ranging from 0.125% to 1.0%, depending upon the Company’s then total leverage ratio, or the LIBOR rate plus an applicable interest margin ranging from 1.125% to 2.0% depending upon the Company’s then total leverage ratio.  At March 31, 2008, the “base rate” was 5.25% and the applicable margin was 0.125%, the LIBOR rate ranged from 2.85% to 3.12% for various notes the Company carried, and the applicable margin was 1.125%. The maturity date of the credit facility, which is subject to acceleration upon breach of the financial covenants (consisting of a maximum total leverage ratio and a minimum fixed charge coverage ratio) and other customary non-financial covenants contained in the credit agreement, is July 31, 2012. On January 30, 2008, the credit facility was amended to extend the maximum period permitted to fix interest rate under LIBOR from six months to one year.

The purchase price for D3 Technologies was funded in part with $38,500 of borrowings under the credit agreement and the remainder with the Company’s existing cash.

The following table presents unaudited pro forma consolidated operating results for the Company for the three months ended March 31, 2007, as if D3 Technologies had been acquired as of the beginning of the period presented:

Net sales	$50,948
Net income	$2,716
Basic earnings per share	$0.24
Diluted earnings per share	$0.24

The following table summarizes the purchase price allocation for D3 Technologies at the date of acquisition:

Tangible assets, exclusive of cash	$13,195
Intangible assets, net of deferred taxes	12,056
Goodwill	42,908
Liabilities assumed	(9,067)
Cost of acquisition, net of cash acquired	$59,092

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2008

3.  Inventories

Inventories consist of the following:

	March 31, 2008	December 31, 2007

Raw materials	$7,227	$6,764
Work in progress	9,781	9,470
Manufactured and purchased components	12,075	8,982
Finished goods	17,380	15,724
Total inventories	$46,463	$40,940

These amounts include reserves for obsolete and slow-moving inventory of $1,424 and $1,263 and a reserve for lower of cost or market of $174 and $136 at March 31, 2008 and December 31, 2007, respectively.

4.  Goodwill and Intangible Assets

Goodwill balance at March 31, 2008 and December 31, 2007 consists of $42,908 from acquisition of D3 Technologies in July 2007 and $5,653 from acquisition of Tempco Engineering, Inc. in April 2001. The balance related to D3 Technologies was determined based on the purchase price allocation performed as of July 31, 2007. See Note 2 above for allocation of purchase price of D3 Technologies. As of March 31, 2008, there were no events or changes in circumstances which indicate that the carrying amount of goodwill may not be recoverable.

The Company accounts for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The carrying value of goodwill and intangible assets with indefinite lives are assessed at least annually and an impairment charge is recorded if appropriate.

Intangible Assets

Customer intangible assets resulted from acquisitions of D3 Technologies, Versaform Corporation and Technical Change Associates, Inc. and have an original estimated useful life of 5 to 15 years.  The trademarks that resulted from acquisition of D3 Technologies were determined to have an indefinite life. The carrying values were as follows:

	March 31, 2008	December 31, 2007

Trademarks	$4,222	$4,222
Customer Intangible Assets	17,331	17,330
Accumulated Amortization	(2,484)	(2,124)
Intangible assets, net	$19,069	$19,428

Customer-related intangibles amortization expense was $360 and $102 for the three months ended March 31, 2008 and 2007, respectively.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2008

5.  Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following:

	March 31, 2008	December 31, 2007

Capital Lease Obligations	$667	$734
Revolving line of credit	33,616	28,034
Notes payable, principal and interest payable monthly at
fixed rates, ranging from 1.67% to 10.70% at March 31,
2008 and 1.67% to 7.20% at December 31, 2007	1,076	1,127
Total debt	$35,359	$29,895
Less current installments	840	789
Total	$34,519	$29,106

In connection and concurrently with its acquisition of D3 Technologies on July 31, 2007, the Company entered into a new credit agreement.  See Note 2 above.

The Company has also entered into various notes payable and capital lease agreements for the purchase of certain equipment and software. The notes are secured by certain equipment and software and payable in monthly installments including interests ranging from 1.67% - 10.70% through March, 2012. The capital lease agreements expire between October, 2008 and March, 2012.

6.  Earnings Per Common Share

Basic net income per common share is based upon weighted average number of common shares outstanding.  Diluted net income per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect of stock options and restricted stock, using the treasury stock and if converted methods.  The number of dilutive shares as of March 31, 2008 and 2007 attributable to stock options was 89,920 and 94,544, respectively.  The number of dilutive shares attributable to restricted stock as of March 31, 2008 and 2007 was 29,374 and 29,894, respectively.

7.  Stock-Based Compensation

The LMI Aerospace, Inc. 2005 Long-term Incentive Plan (the “Plan”) was approved by the Company’s shareholders on July 7, 2005 and is the Company’s only compensation plan under which shares of the Company’s common stock are authorized for issuance to employees or directors. The Plan provides for the grant of non-qualified stock options, incentive stock options, shares of restricted stock, restricted stock units, stock appreciation rights, performance awards and other stock-based awards and cash bonus awards.

SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), requires that compensation expense be recognized for all share-based payments based on the grant date fair value. The Company did not grant any options for the three months ended March 31, 2008 and 2007, respectively.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2008

A summary of stock option activity under the Company’s share-based compensation plans for the three months ended March 31, 2008 is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at January 1, 2008	131,790	$3.23
Granted	-	-
Exercised	(5,200)	4.57
Forfeited or expired	(800)	3.11
Outstanding at March 31, 2008	125,790	$3.17	2.9	$2,038

All outstanding stock options were exercisable at March 31, 2008.  The total intrinsic value of options exercised during the three months ended March 31, 2008, based upon the market price on exercise date, was approximately $100.   No options were exercised during the three months ended March 31, 2007.

The following table summarizes information about stock options outstanding at March 31, 2008:

Range of Exercise Prices	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.31 - $1.95	12,000	6.3	$1.31
$1.96 - $2.90	73,990	2.5	2.55
$2.91 - $4.35	12,400	2.6	3.51
$4.36 - $6.06	27,400	2.7	5.49
Total	125,790	2.9	$3.17

                  A summary of the activity for non-vested restricted stock awards as of March 31, 2008 and changes during the three-month period is presented below:
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2008	273,876	$21.27
Granted	62,100	25.38
Vested	(13,739)	15.78
Forfeited	-	-
Outstanding at March 31, 2008	322,237	$22.29

Common stock compensation expense related to restricted stock awards granted under the 2005 Plan was $604 and $93 for the three-month periods ended March 31, 2008 and 2007, respectively.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2008

Total unrecognized compensation costs related to non-vested share-based compensation awards granted under the Plan were $5,582 and $490 at March 31, 2008 and 2007, respectively. These costs are expected to be recognized over a weighted average period of 2.7 years and 1.6 years, respectively.

8.  Business Segment Information

As a result of acquiring D3 Technologies and in accordance with the criteria set forth in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company is organized into two reportable segments: the Aerostructures segment and the Engineering Services segment.  The Aerostructures segment, comprised of all of the Company’s operations other than those of D3 Technologies, fabricates, machines, assembles and kits formed, close tolerance aluminum and specialty alloy components and sheet metal products for use by the aerospace, semiconductor and medical products industries. The Engineering Services segment, comprised of the operations of D3 Technologies, provides engineering solutions to commercial and military aviation, aerospace, military weapons systems, marine and industrial markets.

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

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2008

	Three Months Ended March 31,
	2008	2007

Net sales:
Aerostructures	$37,110	$32,176
Engineering Services	23,307	-
	$60,417	$32,176

Income from operations:
Aerostructures	$4,904	$3,262
Engineering Services	2,663	-
	$7,567	$3,262

Depreciation and Amortization:
Aerostructures	$1,015	$857
Engineering Services	588	-
	$1,603	$857

Interest income (expense):
Aerostructures	$-	$-
Engineering Services	-	-
Corporate	(543)	206
	$(543)	$206

Capital expenditures:
Aerostructures	$1,302	$1,900
Engineering Services	233	-
	$1,535	$1,900

	March 31, 2008	December 31, 2007

Goodwill:
Aerostructures	$5,653	$5,653
Engineering	42,908	43,017
	48,561	48,670

Total assets:
Aerostructures	$100,322	$95,125
Engineering	76,078	70,993
	176,400	166,118

9.  Customer Concentration

Direct sales to the Company’s largest customer accounted for 22.4% and 33.8% of the Company’s total revenues at March 31, 2008 and 2007, respectively. Accounts receivable balances related to the largest customer based on direct sales were 23.2% and 23.7% of the accounts receivable balance at March 31, 2008 and December 31, 2007, respectively.

Direct sales to the Company’s second largest customer accounted for 20.5% and 15.6% of the Company’s total revenues at March 31, 2008 and 2007, respectively. Accounts receivable balances related to the second largest customer based on direct sales represented 14.3% and 23.4% of the accounts receivable balance at March 31, 2008 and December 31, 2007, respectively.

Direct sales to the Company’s third largest customer accounted for 19.1% and 11.5% of the Company’s total revenues at March 31, 2008 and 2007, respectively. Accounts receivable balances related to the third largest customer based on direct sales were 10.8% and 10.6% of the accounts receivable balance at March 31, 2008 and December 31, 2007, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. The Company makes forward-looking statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q, which represent the Company’s expectations or beliefs about future events and financial performance. When used in this report, the words “expect,” “believe,” “anticipate,” “goal,” “plan,” “intend,” “estimate,” “may,” “will” or similar words are intended to identify forward-looking statements. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events or results.  Such statements are subject to known and unknown risks, uncertainties and assumptions, including those referred to under “Risk Factors” in the Company’s Annual Report on Form 10-K and otherwise described in the Company’s periodic filings and current reports filed with the Securities and Exchange Commission.

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

The Company believes that certain significant accounting policies have the potential to have a more significant impact on the financial statements either because of the significance of the financial statements to which they relate or because they involve a higher degree of judgment and complexity.  A summary of such critical accounting policies can be found in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

Beginning in 2001, we began an aggressive acquisition campaign that resulted in the consummation of several acquisitions. On July 31, 2007, we acquired all of the capital stock of D3 Technologies, a premier design and engineering services firm based in San Diego, California, for $65.0 million in cash plus transaction fees (see Note 2 of the Condensed Consolidated Financial Statements). With our acquisition of D3 Technologies, we now provide a complete range of design, engineering and program management services for the aerospace and defense industries.

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

Results of Operations

Three months ended March 31, 2008 compared to March 31, 2007

The following table is a summary of our operating results for the three months ended March 31, 2008 and 2007, respectively:

	Three Months Ended			Three Months Ended
	March 31, 2008			March 31, 2007
	($ in millions)
	Aerostructures	Engineering Services	Total	Aerostructures	Engineering Services	Total
Net sales	$37.1	$23.3	$60.4	$32.2	$-	$32.2
Cost of sales	26.3	18.5	44.8	23.9	-	23.9
Gross profit	10.8	4.8	15.6	8.3	-	8.3
S,G & A	6.0	2.1	8.1	5.0	-	5.0
Income from operations	$4.8	$2.7	$7.5	$3.3	$-	$3.3

Aerostructures Segment

Net Sales.  The following table specifies the amount of the Aerostructures segment’s net sales by category for the first quarter of 2008 and 2007 and the percentage of total net sales for each period represented by each category.
Category	Three Months Ended March 31, 2008	% of Total	Three Months Ended March 31, 2007	% of Total
	($ in millions)
Corporate and Regional Aircraft	$13.4	36.1%	$12.3	38.2%
Large Commercial Aircraft	10.7	28.8	10.7	33.2
Military	9.9	26.7	6.6	20.5
Technology	2.2	6.0	1.7	5.3
Other (1)	0.9	2.4	0.9	2.8
Total	$37.1	100.0%	$32.2	100.0%

(1)  Includes consulting services and various aerospace products.

Net sales for the first quarter of 2008 were $37.1 million, up 15.2% from $32.2 million in the first quarter of 2007.  The increase in net sales occurred in the Corporate and Regional Aircraft, Military and Technology sectors.

Net sales of components for corporate and regional aircraft were $13.4 million for the first quarter of 2008 compared to $12.3 million for the first quarter of 2007, an increase of $1.1 million or 8.9%.  This increase was primarily attributable to increased production rates on Gulfstream aircraft.

Net sales of products used in large commercial aircraft were $10.7 million for the first quarter of each of 2008 and 2007.  Net sales to this market were driven by production rates on certain models of Boeing aircraft.  In particular, we generated net sales for the Boeing 737 of $6.7 million in the first quarter of 2008, up $0.6 million or 9.8% from $6.1 million in the first quarter of 2007. This increase was partially offset by a $0.6 million decrease in sales for the Boeing 747 from $2.4 million in the first quarter of 2007 to $1.8 million in the first quarter of 2008. Sales for the Boeing 777 also decreased by $0.2 million from $1.3 million in the first quarter of 2007 to $1.1 million in the first quarter of 2008.

Military products generated $9.9 million of net sales in the first quarter of 2008 compared to $6.6 million in the first quarter of 2007, an increase of $3.3 million or 50.0%.  This increase resulted from net sales for the Sikorsky Blackhawk program which generated $7.0 million of net sales in the first quarter of 2008 compared to $3.3 million in the first quarter of 2007. These increases were partially offset by a slight decrease of net sales for the Boeing Apache helicopter from $1.5 million in the first quarter of 2007 to $1.3 million in the first quarter of 2008.

Technology products generated $2.2 million of net sales for the first quarter of 2008 compared to $1.7 million for the first quarter of 2007, an increase of $0.5 million or 29.4%.  This increase was due to higher net sales of products used in semiconductor equipment.

Gross Profit.  Gross profit for the first quarter of 2008 was $10.8 million (29.1% of net sales) compared to $8.3 million (25.8% of net sales) in the first quarter of 2007.  Gross profit was positively impacted by higher production rates which provided better coverage of fixed costs, but was reduced by slightly lower margins on newer assembly work on the Blackhawk program.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the first quarter of 2008 were $6.0 million (16.2% of net sales) compared to $5.0 million (15.5% of net sales) in the first quarter of 2007.  This increase resulted from higher professional service fees as well as higher salary, wage and fringe benefit costs in the first quarter of 2008 due to increased staffing to support our growth.

Engineering Services Segment

Net Sales.  This segment was created with the acquisition of D3 Technologies on July 31, 2007. The following table specifies the amount of the Engineering Services segment’s net sales by category for the three months ending March 31, 2008 and the percentage of the segment’s total net sales represented by each category.
Category	Three Months Ended March 31, 2008	% of Total
	($ in millions)
Commercial Aircraft	$11.1	47.6%
Corporate Aircraft	7.2	30.9
Military	3.5	15.0
Tooling	1.5	6.4
Total	$23.3	100.0%

Net sales for the Engineering Services segment were $23.3 million. Approximately $22.2 million or 95.3% of the segment’s revenues were recorded under reimbursement type contracts for engineering services which generate net sales from labor hours incurred at varying, pre-negotiated rates and other direct costs plus an administrative fee.  Net sales under these reimbursement contracts are primarily for commercial, corporate, and military markets. Net sales for services for commercial aircraft were approximately $11.1 million, or 47.6% of net sales. These revenues are primarily from design programs supporting Boeing’s 747-8, 777-Freighter and 787 platforms.  Net sales for services supporting corporate aircraft were approximately $7.2 million, or 30.9% of net sales, the majority of which is on the development of new and re-designed aircraft. Net sales of services for military programs were $3.5 million, or 15.0% of net sales. These military revenues were derived from support provided on multiple Navy programs, F-35 and various other programs.

Approximately $1.1 million, or 4.7% of net sales, primarily related to design and delivery of tooling on various programs supporting commercial aircraft.

Gross Profit.  Gross profit for the segment was $4.8 million (20.6% of net sales).  Costs included in cost of goods sold are primarily direct labor, fringe benefits, subcontract labor, direct costs related to specific contracts, depreciation and facility costs and are part of the negotiated rate structures for reimbursement type contracts.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the segment were $2.1 million (9.0% of net sales).  These costs primarily include salaries, wages and benefits costs of approximately $1.1 million, $0.4 million of stock based compensation relating to a restricted stock award made on July 31, 2007 and vesting over five years, and amortization of intangibles of $0.3 million valued in connection with the acquisition of D3 Technologies.

Non-segment Expenses

Interest Income (Expense), net.  Net interest expense for the first quarter of 2008 was $0.5 million compared to net interest income of $0.2 million for the first quarter of 2007. Interest expense in the first quarter of 2008 was incurred primarily on borrowings related to our acquisition of D3 Technologies on July 31, 2007.

Income Tax Expense.  During the first quarter of 2008, we recorded income tax expense of $2.5 million compared to $1.2 million in the first quarter of 2007.  We applied an effective tax rate of 36.25% to income for the first quarter of 2008 compared to 35.5% for the first quarter of 2007. Our 2008 effective tax rate was positively impacted by higher deductions available for manufacturing companies and negatively impacted by a higher effective state income tax rate.

Liquidity and Capital Resources

During the first quarter of 2008 and 2007, we used $4.0 million of cash in operating activities. Cash was reduced by a $5.1 million increase in accounts receivable and a $5.9 million increase in inventories. The increase in accounts receivable was primarily due to increased billings, shifting of sales to programs with longer payment terms, and a disproportionate invoicing of amounts in March 2008. The change in inventory consists of a $3.1 million increase in purchased components and $1.7 million in finished goods primarily due to production increases to support our expected growth in Blackhawk assemblies.

Net cash used in investing activities was $1.5 million for the first quarter of 2008 compared to $9.9 million for the first quarter of 2007. We spent $1.5 million on capital expenditures primarily for equipment in order to meet current and expected customer demand. In the first quarter of 2007, we invested $16.0 million in debt securities and completed the sale and leaseback of three real estate properties which generated $5.9 million of cash.

Cash provided by financing activities was $5.5 million for the first quarter of 2008 compared to $0.3 million for the first quarter of 2007. Funds provided in 2008 represent net cash advances from our revolving credit facility established in conjunction with our acquisition of D3 Technologies, Inc. on July 31, 2007.

Contractual Obligations and Commitments

For information concerning contractual obligations, see the caption “Contractual Obligations and Commitments” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk primarily due to fluctuations in interest rates.  Our outstanding credit facility carries a fluctuating interest rate that varies based on changes in the prime lending rate of Wachovia Bank, National Association. Accordingly, we are subject to potential fluctuations in our debt service. Based on the amount of our outstanding debt as of March 31, 2008, a hypothetical 1% change in the interest rate of our outstanding credit facility would result in a change in our annual interest expense of approximately $0.3 million during the next 12-month period. On January 30, 2008, our credit agreement was amended to extend the maximum period permitted to fix the interest rate under LIBOR from six months to one year. While not eliminating interest rate risk, this allows us to moderate the impact of changes in Wachovia’s prime lending rate.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended), as of March 31, 2008.  Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors.

There have been no material changes to the risk factors as previously disclosed in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Charles and State of Missouri on the 9th day of May, 2008.

LMI AEROSPACE, INC.

/s/ Ronald S. Saks
Ronald S. Saks, President and Chief Executive Officer (Principal Executive Officer)

/s/ Lawrence E. Dickinson
Lawrence E. Dickinson Chief Financial Officer and Secretary (Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Ronald S. Saks, President and Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Lawrence E. Dickinson, Secretary and Chief Financial Officer.
32	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
99.1	First Amendment to Credit Agreement, dated as of January 30, 2008.

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

4.            The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)            Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)            Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)            Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)            Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.            The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s independent certified public accountants and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

Date: May 9, 2008	/s/ Ronald S. Saks
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

4.           The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)           Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)            Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)           Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)           Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.           The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s independent certified public accountants and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

Date: May 9, 2008	/s/ Lawrence E. Dickinson
Lawrence E. Dickinson Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this quarterly report of LMI Aerospace, Inc. (the “Company”) on Form 10-Q for the quarter ended March 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned officers of the Company, does hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 9, 2008	/s/ Ronald S. Saks
Ronald S. Saks
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2008	/s/ Lawrence E. Dickinson
Lawrence E. Dickinson
Secretary and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)