Form 10-Q
period 2008-06-30
LMI AEROSPACE INC
filed 2008-08-07
CIK 1059562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2008.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934.
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

On July 31, 2008, there were 11,503,849 shares of our common stock, par value $0.02 per share outstanding.

LMI AEROSPACE, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDING JUNE 30, 2008

PART I.  FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION
LMI Aerospace, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	(Unaudited)
	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$28	$82
Trade accounts receivable, net of allowance of $295 at June 30, 2008 and $292 at December 31, 2007	33,912	29,588
Inventories, net	49,152	40,940
Prepaid expenses and other current assets	2,219	2,135
Deferred income taxes	3,405	3,483
Income taxes receivable	297	630
Total current assets	89,013	76,858

Property, plant and equipment, net	20,447	19,733
Goodwill	48,561	48,670
Customer intangible assets, net	18,709	19,428
Other assets	1,315	1,429
Total assets	$178,045	$166,118

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$10,154	$10,681
Accrued expenses	11,725	9,997
Short-term deferred gain on sale of real estate	233	233
Current installments of long-term debt and capital lease obligations	643	775
Total current liabilities	22,755	21,686

Long-term deferred gain on sale of real estate	3,657	3,773
Long-term debt and capital lease obligations, less current installments	29,282	29,022
Deferred income taxes	6,810	6,810
Total long-term liabilities	39,749	39,605

Shareholders’ equity:
Common stock, $0.02 par value per share; authorized 28,000,000 shares; issued 11,890,490 shares and 11,820,057 shares at June 30, 2008 and December 31, 2007, respectively	238	236
Preferred stock, $0.02 par value per share; authorized 2,000,000 shares; none issued in both periods	-	-
Additional paid-in capital	68,412	67,244
Treasury stock, at cost, 374,888 shares at June 30, 2008 and 385,688 shares at December 31, 2007	(1,779)	(1,830)
Retained earnings	48,670	39,177
Total shareholders’ equity	115,541	104,827
Total liabilities and shareholders’ equity	$178,045	$166,118

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007

Net sales	$64,904	$33,935	$125,321	$66,112
Cost of sales	48,233	24,717	93,027	48,623
Gross profit	16,671	9,218	32,294	17,489

Selling, general and administrative expenses	8,328	4,933	16,384	9,943
Income from operations	8,343	4,285	15,910	7,546

Other income (expense):
Interest income (expense), net	(416)	185	(959)	391
Other, net	(6)	(30)	(9)	(23)
Income before income taxes	7,921	4,440	14,942	7,914

Provision for income taxes	2,894	1,549	5,439	2,782
Net income	$5,027	$2,891	$9,503	$5,132

Amounts per common share:
Net income per common share	$0.45	$0.26	$0.85	$0.46

Net income per common share assuming dilution	$0.45	$0.26	$0.84	$0.46

Weighted average common shares outstanding	11,179,613	11,150,899	11,191,977	11,150,899

Weighted average dilutive common shares outstanding	11,296,567	11,267,118	11,310,101	11,271,228

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Operating activities:
Net income	$9,503	$5,132
Adjustments to reconcile net income to
net cash provided (used) by operating activities:
Depreciation and amortization	3,270	1,759
Charges for bad debt expense	14	221
Charges for inventory obsolescence and valuation	450	460
Restricted stock compensation	1,248	187
Changes in operating assets and liabilities:
Trade accounts receivable	(4,338)	(4,734)
Inventories	(8,662)	(3,704)
Prepaid expenses and other assets	9	(270)
Income taxes	997	(262)
Accounts payable	(527)	(1,880)
Accrued expenses	1,064	141
Net cash provided (used) by operating activities	3,028	(2,950)

Investing activities:
Additions to property, plant and equipment	(3,277)	(3,542)
Proceeds from sale of real estate	-	5,920
Proceeds from sale of equipment	33	-
Purchase of debt securities	-	(16,017)
Proceeds from matured debt securities	-	2,250
Other, net	(2)	(362)
Net cash used by investing activities	(3,246)	(11,751)

Financing activities:
Proceeds from issuance of debt	73	408
Net advances on revolving line of credit	466	-
Principal payments on long-term debt and notes payable	(416)	(134)
Proceeds from exercise of stock options	41	1
Net cash provided by financing activities	164	275

Net decrease in cash and cash equivalents	(54)	(14,426)
Cash and cash equivalents, beginning of year	82	24,411
Cash and cash equivalents, end of period	$28	$9,985

Supplemental disclosures of cash flow information:
Interest paid	$1,037	$62
Income taxes paid (refunded), net	$4,312	$3,084

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2008

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included.  Operating results for the three and six months ending June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks and all highly liquid investment instruments with an initial maturity of three months or less.

Income Taxes

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.

The Company had no unrecognized tax benefits as of June 30, 2008.  The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of June 30, 2008.  The Company recognizes accrued amounts of interest and penalties related to its uncertain tax positions as part of its income tax expense within its consolidated statement of operations.  The Company has no interest or penalties relating to income taxes recognized in the balance sheet as of June 30, 2008.  As of June 30, 2008, returns for calendar years 2002 through 2007 remain subject to examination by U.S. and various state tax jurisdictions.

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
June 30, 2008

2.  Acquisition and New Credit Agreement

On July 31, 2007, the Company acquired all of the outstanding capital stock of D3 Technologies, Inc. (“D3 Technologies”), a premier design and engineering services firm, for $65,000 in cash plus transaction costs.  The operating results of D3 Technologies are included in the Company’s results from the date of the acquisition.

Concurrent with the acquisition, the Company entered into a new credit agreement, replacing the Company’s then existing credit agreement, providing for a senior secured revolving credit facility in an aggregate principal amount of up to $80,000. Borrowings under the credit facility are secured by substantially all of the Company’s assets and bear interest at either the “base rate” (the higher of the federal funds rate plus one-half of one percent or the prime commercial lending rate) plus the applicable interest margin ranging from 0.125% to 1.0%, depending upon the Company’s total leverage ratio at the end of each quarter, or the LIBOR rate plus an applicable interest margin ranging from 1.125% to 2.0% depending upon the Company’s total leverage ratio at the end of each quarter. If the Company selects to borrow under the LIBOR rate, interest periods range from one to six months. The maturity date of the credit facility, which is subject to acceleration upon breach of the financial covenants (consisting of a maximum total leverage ratio and a minimum fixed charge coverage ratio) and other customary non-financial covenants contained in the credit agreement, is July 31, 2012. On January 30, 2008, the credit facility was amended to extend the maximum period permitted to fix interest rate under LIBOR from six months to one year. See Note 5 for discussion of the Company’s borrowings at June 30, 2008.

The purchase price for D3 Technologies was funded in part with $38,500 of borrowings under the credit agreement and the remainder with the Company’s existing cash.

The following table presents unaudited pro forma consolidated operating results for the Company for the three and six months ended June 30, 2007 as if D3 Technologies had been acquired as of the beginning of the periods presented:

	Three Months Ended June 30,	Six Months Ended June 30,
	2007	2007

Net sales	$52,116	$103,064
Net earnings	$2,882	$5,598
Basic earnings per share	$0.26	$0.50
Diluted earnings per share	$0.26	$0.50

The following table summarizes the purchase price allocation for D3 Technologies at the date of acquisition:

Tangible assets, exclusive of cash	$13,195
Intangible assets, net of deferred taxes	12,056
Goodwill	42,908
Liabilities assumed	(9,067)
Cost of acquisition, net of cash acquired	$59,092

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2008

3.  Inventories

Inventories consist of the following:

	June 30, 2008	December 31, 2007

Raw materials	$7,377	$6,764
Work in progress	10,070	9,470
Manufactured and purchased components	12,925	8,982
Finished goods	18,780	15,724
Total inventories	$49,152	$40,940

These amounts include reserves for obsolete and slow-moving inventory of $1,555 and $1,263 and a reserve for lower of cost or market of $124 and $136 at June 30, 2008 and December 31, 2007, respectively.

4.  Goodwill and Intangible Assets

Goodwill balance at June 30, 2008 consists of $42,908 from acquisition of D3 Technologies in July 2007 and $5,653 from acquisition of Tempco Engineering, Inc. in April 2001. The balance related to D3 Technologies was determined based on the purchase price allocation performed as of July 31, 2007. See Note 2 above for allocation of purchase price of D3 Technologies. As of June 30, 2008, there were no events or changes in circumstances which indicate that the carrying amount of goodwill may not be recoverable.

The Company accounts for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The carrying value of goodwill and intangible assets with indefinite lives is assessed at least annually and an impairment charge is recorded if appropriate.

Intangible Assets

Customer intangible assets resulted from the acquisitions of D3 Technologies, Versaform Corporation and Technical Change Associates, Inc. and have an original estimated useful life of 5 to 15 years.  The trademarks that resulted from acquisition of D3 Technologies were determined to have an indefinite life.  The carrying values were as follows:

	June 30, 2008	December 31, 2007

Trademarks	$4,222	$4,222
Customer Intangible Assets	17,330	17,330
Accumulated Amortization	(2,843)	(2,124)
Intangible assets, net	$18,709	$19,428

Customer-related intangibles amortization expense was $360 and $103 for the three months ended June 30, 2008 and 2007, respectively, and $719 and $205 for the six months ended June 30, 2008 and 2007, respectively.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2008

5.  Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following:

	June 30, 2008	December 31, 2007

Capital Lease Obligations	$477	$636
Revolving line of credit	28,500	28,034
Notes payable, principal and interest payable monthly, at fixed rates, ranging from 1.67% to 10.70% at June 30, 2008 and 1.67% to 7.20% at December 31, 2007	948	1,127
Total debt	$29,925	$29,795
Less current installments	643	775
Total	$29,282	$29,022

In connection and concurrently with its acquisition of D3 Technologies on July 31, 2007, the Company entered into a new credit agreement.  See Note 2 above for a description of the agreement.

At June 30, 2008, the revolving line of credit balance consisted of the following:

Type	Balance	Interest Rate Reprice Date	Prime Rate	LIBOR Rate	Margin	Total Rate
Base Rate	$ 2,500	Not Applicable	5.125%	Not Applicable	0.125%	5.250%
LIBOR	25,000	02/04/09	Not Applicable	2.850%	1.125%	3.975%
LIBOR	1,000	07/07/08	Not Applicable	2.450%	1.125%	3.575%
Total	$ 28,500

The Company has also entered into various notes payable and capital lease agreements for the purchase of certain equipment and software. The notes are secured by certain equipment and software and payable in monthly installments including interest rates ranging from 1.67% to 10.70% through March, 2012. The capital lease agreements expire between October 2008 and March 2012.

6. Earnings Per Common Share

Basic net income per common share is based upon the weighted average number of common shares outstanding. Diluted net income per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect of stock options and restricted stock, using the treasury stock and if converted methods.  The number of dilutive shares for the quarters ended June 30, 2008 and 2007 attributable to stock options and restricted stock was 116,954 and 116,219, respectively.  The number of such shares for the six months ended June 30, 2008 and 2007 attributable to stock options and restricted stock was 118,124 and 120,329, respectively.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2008

7. Stock-Based Compensation

The LMI Aerospace, Inc. 2005 Long-term Incentive Plan (the “Plan”) was approved by the Company’s shareholders on July 7, 2005 and is the Company’s only compensation plan under which shares of the Company’s common stock are authorized for issuance to employees or directors. The Plan provides for the grant of non-qualified stock options and incentive stock options, the award of shares of restricted stock, restricted stock units, stock appreciation rights, performance awards and other share-based grants and cash bonus awards.

SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), requires that compensation expense be recognized for all share-based compensation based on the grant date fair value. The Company did not make any share-based grants or awards, except for restricted stock awards as disclosed below, during the three and six months ended June 30, 2008 and June 30, 2007, respectively.

A summary of stock option activity under the Company’s share-based compensation plans for the six months ended June 30, 2008 is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at January 1, 2008	131,790	$3.23
Granted	-	-
Exercised	(10,800)	3.82
Forfeited or expired	(700)	2.88
Outstanding at June 30, 2008	120,290	$3.17	2.7 yrs	$1,732

All outstanding stock options were exercisable at June 30, 2008.  The total intrinsic value of options exercised during the six months ended June 30, 2008 and 2007, based upon the market price on exercise date, was approximately $199 and $5, respectively.

The following table summarizes information about stock options outstanding at June 30, 2008:

Range of Exercise Prices	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.31 - $1.95	12,000	6.0	$1.31
$1.96 - $2.90	69,290	2.3	2.54
$2.91 - $4.35	12,400	2.4	3.53
$4.36 - $6.06	26,600	2.5	5.51
Total	120,290	2.7	$3.17

A summary of the activity for non-vested restricted stock awards as of June 30, 2008 and changes during the six-month period is presented below:

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2008

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2008	273,876	$21.27
Granted	73,853	24.37
Vested	(13,739)	15.78
Forfeited	-	-
Outstanding at June 30, 2008	333,990	$22.18

Common stock compensation expense related to restricted stock awards granted under the 2005 Plan was $605 and $1,208 for the three and six months ended June 30, 2008 and $98 and $192 for the three and six months ended June 30, 2007.

Total unrecognized compensation costs related to non-vested share-based compensation granted or awarded under the Plan were $5,201 and $647 at June 30, 2008 and 2007, respectively. These costs are expected to be recognized over a weighted average period of 2.4 years and 1.6 years, respectively.

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

 LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2008

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net sales:
Aerostructures	$41,666	$33,935	$78,792	$66,112
Engineering Services	23,988	-	47,295	-
Eliminations	(750)	-	(766)	-
	$64,904	$33,935	$125,321	$66,112

Income from operations:
Aerostructures	$5,847	$4,285	$10,761	$7,546
Engineering Services	2,571	-	5,234	-
Eliminations	(75)	-	(85)	-
	$8,343	$4,285	$15,910	$7,546

Depreciation and Amortization:
Aerostructures	$1,050	$902	$2,066	$1,759
Engineering Services	617	-	1,204	-
	$1,667	$902	$3,270	$1,759

Interest income (expense):
Aerostructures	$-	$-	$-	$-
Engineering Services	(9)	-	(20)	-
Corporate	(407)	185	(939)	391
	$(416)	$185	$(959)	$391

Capital expenditures:
Aerostructures	$1,022	$2,007	$2,324	$3,542
Engineering Services	720	-	953	-
	$1,742	$2,007	$3,277	$3,542

	June 30, 2008	December 31, 2007

Goodwill:
Aerostructures	$5,653	$5,653
Engineering	42,908	43,017
	$48,561	$48,670

Total assets:
Aerostructures	$103,373	$95,125
Engineering	74,672	70,993
	$178,045	$166,118

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2008

9.  Customer Concentration

Direct sales to the Company’s largest customer accounted for 23.2% and 28.9% of the Company’s total revenues for the three months ended June 30, 2008 and 2007, respectively. Direct sales to the Company’s largest customer accounted for 22.8% and 31.3% of the Company’s total revenues for the six months ended June 30, 2008 and 2007, respectively. Accounts receivable balances related to the largest customer based on direct sales were 20.6% and 23.7% of the accounts receivable balances at June 30, 2008 and December 31, 2007, respectively.

Direct sales to the Company’s second largest customer accounted for 19.3% and 15.8% of the Company’s total revenues for the three months ended June 30, 2008 and 2007, respectively. Direct sales to the Company’s second largest customer accounted for 19.8% and 15.7% of the Company’s total revenues for the six months ended June 30, 2008 and 2007, respectively. Accounts receivable balances related to the second largest customer based on direct sales represented 9.7% and 23.4% of the accounts receivable balances at June 30, 2008 and December 31, 2007, respectively.

Direct sales to the Company’s third largest customer accounted for 18.3% and 12.4% of the Company’s total revenues for the three months ended June 30, 2008 and 2007, respectively. Direct sales to the Company’s third largest customer accounted for 18.7% and 11.9% of the Company’s total revenues for the six months ended June 30, 2008 and 2007, respectively. Accounts receivable balances related to the third largest customer based on direct sales were 13.0% and 10.6% of the accounts receivable balances at June 30, 2008 and December 31, 2007, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements.  The Company makes forward-looking statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q, which represent the Company’s expectations or beliefs about future events and financial performance.  When used in this report, the words “expect,” “believe,” “anticipate,” “goal,” “plan,” “intend,” “estimate,” “may,” “will” or similar words are intended to identify forward-looking statements.  These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events or results.  Such statements are subject to known and unknown risks, uncertainties and assumptions, including those referred to in the “Risk Factors” section of the Company’s Annual Report on Form 10-K and otherwise described in the Company’s periodic filings and current reports filed with the Securities and Exchange Commission.

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

This Quarterly Report on Form 10-Q should be read completely and with the understanding that the Company’s actual future results may be materially different from what the Company expects.  All forward-looking statements made by the Company in this Quarterly Report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission are qualified by these cautionary statements.

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

Overview

We are a leading provider of design engineering services, structural components, assemblies and kits to the aerospace, defense and technology industries. We primarily sell our products to the large commercial aircraft, military, corporate and regional aircraft, and technology markets within the aerospace and technology industries. Historically, our business was primarily dependent on the large commercial aircraft market, with Boeing as our principal customer. In order to diversify our product and customer base, we implemented an acquisition and marketing strategy in the late 1990’s that has broadened the number of industries to which we sell our products and services, and, within the aerospace industry, diversified our customer base to reduce our dependence on Boeing.

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

Results of Operations

Three months ended June 30, 2008 compared to June 30, 2007

The following table is a summary of our operating results for the three months ended June 30, 2008 and June 30, 2007:

	Three Months Ended
	June 30, 2008
	($ in millions)
	Aerostructures	Engineering Services	Eliminations	Total
Net sales	$41.6	$24.0	$(0.7)	$64.9
Cost of sales	29.8	19.1	(0.7)	48.2
Gross profit	11.8	4.9	-	16.7
S,G & A	6.0	2.3	-	8.3
Income from operations	$5.8	$2.6	$-	$8.4

	Three Months Ended
	June 30, 2007
	($ in millions)
	Aerostructures	Engineering Services	Eliminations	Total
Net sales	$33.9	$-	$-	$33.9
Cost of sales	24.7	-	-	24.7
Gross profit	9.2	-	-	9.2
S,G & A	4.9	-	-	4.9
Income from operations	$4.3	$-	$-	$4.3

Aerostructures Segment

Net Sales.  The following table specifies the amount of net sales by category for the second quarter of 2008 and 2007 and the percentage of total net sales for each period represented by each category.

Category	Three Months Ended June 30, 2008	% of Total	Three Months Ended June 30, 2007	% of Total
	($ in millions)
Corporate and Regional Aircraft	$14.1	33.9%	$11.4	33.6
Large Commercial Aircraft	12.4	29.8	11.4	33.6
Military	11.7	28.1	8.3	24.6
Technology	2.2	5.3	1.6	4.8
Other (1)	1.2	2.9	1.1	3.4
Total	$41.6	100.0%	$33.9	100.0%

(1)  Includes consulting services and various aerospace products.

Net sales for the second quarter of 2008 were $41.6 million, up 22.7% from $33.9 million in the second quarter of 2007. The increase in net sales occurred in every market we serve.

Net sales of components for corporate and regional aircraft increased $2.7 million or 23.7% from $11.4 million for the quarter ended June 30, 2007 to $14.1 million for the quarter ended June 30, 2008.  This increase was primarily attributable to increased production rates on Gulfstream aircraft.

Net sales of products used in large commercial aircraft were $12.4 million for the second quarter of 2008, an increase of $1.0 million or 8.8% from $11.4 million in the second quarter of 2007. Net sales to this market were driven by higher production rates on certain models of Boeing aircraft. In particular, we generated net sales for the Boeing 737 of $7.1 million in the second quarter of 2008, up 7.6% from $6.6 million in the second quarter of 2007, and net sales for the Boeing 787 of $0.8 million in the second quarter of 2008, up 33.3% from $0.6 million in the second quarter of 2007. These increases were partially offset by a $0.2 million decrease in sales for the Boeing 747 from $2.5 million in the second quarter of 2007 to $2.3 million in the second quarter of 2008, primarily related to a lack of orders for after-market window frames for that aircraft.

Military products generated $11.7 million of net sales in the second quarter of 2008 compared to $8.3 million in the second quarter of 2007, an increase of $3.4 million or 40.0%.  New  assemblies and expanding production rates on existing components and assemblies supporting the Sikorsky Black Hawk helicopter program generated $9.0 million of net sales in the second quarter of 2008, up 80.0% from $5.0 million of net sales in the second quarter of 2007. This was partially offset by absence of any material volume on certain Lockheed aircraft after the December 31, 2007 expiration of the long term agreement between the companies.

Technology products generated $2.2 million of net sales for the second quarter of 2008 compared to $1.6 million for the second quarter of 2007, an increase of 37.5%.  This increase was due to higher net sales of products used in semiconductor equipment.

Gross Profit.  Gross profit for the second quarter of 2008 was $11.8 million (28.4% of net sales), compared to $9.2 million (27.1% of net sales) in the second quarter of 2007. Gross profit was positively impacted by higher production rates which provided better coverage of fixed costs, but was reduced by slightly lower margins on newer assembly work on the Black Hawk program, as well as increased salaries and wages to support our growth.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the second quarter of 2008 were $6.0 million (14.4% of net sales) compared to $4.9 million (14.5% of net sales) in the second quarter of 2007. This increase resulted from higher professional service fees and compensation and fringe benefit costs resulting from increased staffing to support our growth.

Engineering Services Segment

Net Sales.  This segment was created with the acquisition of D3 Technologies on July 31, 2007. The following table specifies the amount of the Engineering Services segment’s net sales by category for the three months ending June 30, 2008 and the percentage of the segment’s total net sales represented by each category:

Category	Three Months Ended June 30, 2008	% of Total
	($ in millions)
Commercial Aircraft	$11.2	46.7%
Corporate Aircraft	8.4	35.0
Military	3.0	12.5
Tooling	1.4	5.8
Total	$24.0	100.0%

Approximately $23.4 million or 97.5% of the segment’s revenues for the second quarter were recorded under reimbursement type contracts for engineering services which generate net sales from labor hours incurred at varying, pre-negotiated rates and other direct costs plus an administrative fee. Net sales under these reimbursement contracts are primarily for commercial, corporate and military markets. Net sales for services for commercial aircraft were $11.2 million or 46.7% of net sales for the second quarter of 2008, primarily from design programs supporting Boeing’s 747-8, 777-Freighter and 787 platforms. Net sales for services supporting corporate aircraft were $8.4 million, or 35.0% of net sales, the majority of which were on the development of the Gulfstream G650 and other re-designed aircraft. Net sales of services for military programs were $3.0 million or 12.5% of net sales. These military revenues were derived from support provided on multiple Navy programs, the F-35 aircraft and various other programs.

Tooling projects represented approximately $1.4 million, or 5.8% of net sales, primarily related to design and delivery of tooling on various programs supporting commercial aircraft.

Gross Profit.  Gross profit for the segment was $4.9 million (20.4% of net sales). Costs included in cost of goods sold are primarily direct labor, fringe benefits, subcontract labor, direct costs related to specific contracts, depreciation and facility costs.  These costs are included in the negotiated rate structures for reimbursement type contracts.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the segment were $2.3 million (9.5% of net sales). These costs primarily include salaries, wages and benefits costs of approximately $1.3 million, $0.4 million of stock based compensation related to a restricted stock award made on July 31, 2007 and vesting over five years, and amortization of intangibles of approximately $0.3 million recorded in connection with the acquisition of D3 Technologies.

Non-segment Expenses

Net Interest Income (Expense).  Interest expense for the second quarter of 2008 was $0.4 million compared to interest income of $0.2 million for the second quarter of 2007. Interest expense in the second quarter of 2008 was incurred primarily on borrowings related to the acquisition of D3 Technologies on July 31, 2007.

Income Tax Expense.  During the second quarter of 2008, we had income tax expense of $2.9 million compared to $1.5 million in the second quarter of 2007. We applied an effective tax rate of 36.5% to income for the second quarter of 2008 compared to 34.9% for the second quarter of 2007. Our 2008 effective tax rate was positively impacted by higher deductions available for manufacturing companies and negatively impacted by a higher effective state income tax rate.

Six months ended June 30, 2008 compared to June 30, 2007

The following table is a summary of the Company’s operating results for the six months ended June 30, 2008 and June 30, 2007:

	Six Months Ended
	June 30, 2008
	($ in millions)
	Aerostructures	Engineering Services	Eliminations	Total
Net sales	$78.8	$47.3	$(0.8)	$125.3
Cost of sales	56.0	37.7	(0.7)	93.0
Gross profit	22.8	9.6	(0.1)	32.3
S,G & A	12.0	4.4	-	16.4
Income from operations	$10.8	$5.2	$(0.1)	$15.9

	Six Months Ended
	June 30, 2007
	($ in millions)
	Aerostructures	Engineering Services	Eliminations	Total
Net sales	$66.1	$-	$-	$66.1
Cost of sales	48.6	-	-	48.6
Gross profit	17.5	-	-	17.5
S,G & A	9.9	-	-	9.9
Income from operations	$7.6	$-	$-	$7.6

Aerostructures Segment

Net Sales.  The following table specifies the amount of net sales by category for the six months ended June 30, 2008 and 2007 and the percentage of total net sales for each period represented by each category:

Category	Six Months Ended June 30, 2008	% of Total	Six Months Ended June 30, 2007	% of Total
	($ in millions)
Corporate and Regional Aircraft	$27.5	34.9%	$23.7	35.9%
Large Commercial Aircraft	23.1	29.3	22.1	33.4
Military	21.6	27.4	14.9	22.5
Technology	4.4	5.6	3.3	5.0
Other (1)	2.2	2.8	2.1	3.2
Total	$78.8	100.0%	$66.1	100.0%

(1)  Includes consulting services and various aerospace products.

Net sales for the first six months of 2008 were $78.8 million, up $12.7 million or 19.2% from $66.1 million in the first six months of 2007. The increase in net sales occurred in every market we serve.

Net sales of product for use on corporate and regional aircraft increased from $23.7 million in the first six months of 2007 to $27.5 million in the first six months of 2008. This increase was primarily attributable to increased production rates on Gulfstream aircraft.

Net sales of product used in large commercial aircraft were $23.1 million for the six months ended June 30, 2008, an increase of $1.0 million or 4.5% from $22.1 million for the six months ended June 30, 2007.  This increase was driven by higher production rates on certain models of Boeing aircraft. Specifically, we generated $13.9 million net sales for the Boeing 737 during the six months ended June 30, 2008, up 8.6% from $12.8 million net sales for the six months ended June 30, 2007. We also generated net sales of $1.3 million for the Boeing 787 during the first half of 2008. We began shipments for parts used on the Boeing 787 in 2007 and generated $0.7 million net sales for the first half of the year compared to $1.3 million in the first half of 2008. These increases were partially offset by a decrease of net sales on the Boeing 747 from $4.9 million for the first half of 2007 to $4.1 million for the first half of 2008 due to a lack of orders for after-market window frames.

Military products generated $21.6 million of net sales in the first half of 2008 compared to $14.9 million in the first half of 2007, an increase of $6.7 million or 45.0%. This increase was primarily new awards of assemblies and expanding production rates on the Sikorsky’s Black Hawk, which generated $16.0 million in the first half of 2008 compared to $8.3 million in the first half of 2007, a growth of 92.8%. This was partially offset by declining volume on certain Lockheed aircraft.

Technology products generated $4.4 million of net sales for the six months ended June 30, 2008 compared to $3.3 million for the six months ended June 30, 2007, an increase of $1.1 million or 33.3%. This increase was due to higher net sales of products used in semiconductor equipment.

Gross Profit.  Gross profit increased from $17.5 million (26.5% of net sales) for the six months ended June 30, 2007 to $22.8 million (28.9% of net sales) for the six months ended June 30, 2008. Gross profit was positively impacted by higher production rates which provided better coverage of fixed costs, but was reduced by slightly lower margins on newer assembly work on the Black Hawk program, as well as increased salaries and wages to support our growth.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $12.0 million (15.2% of net sales) during the six months ended June 30, 2008 compared to $9.9 million (15.0% of net sales) for the six months ended June 30, 2007.  This increase resulted from higher professional service fees and compensation and fringe benefit costs resulting from increased staffing to support our growth.

Engineering Services Segment

Net Sales. The following table specifies the amount of the Engineering Services segment’s net sales by category for the six months ending June 30, 2008 and the percentage of the segment’s total net sales represented by each category.

Category	Six Months Ended June 30, 2008	% of Total
	($ in millions)
Commercial Aircraft	$22.3	47.1%
Corporate Aircraft	15.6	33.0
Military	6.5	13.7
Tooling	2.9	6.1
Total	$47.3	100.0%

Approximately $45.6 million or 96.4% of the segment’s revenues for the first half of 2008 were recorded under reimbursement type contracts for engineering services which generate net sales from labor hours incurred at varying, pre-negotiated rates and other direct costs plus an administrative fee. Net sales under these reimbursement contracts are primarily for commercial, corporate and military markets. Net sales for services for commercial aircraft were $22.3 million or 47.1% of net sales for the second half of 2008, primarily from design programs supporting Boeing’s 747-8, 777-Freighter and 787 platforms. Net sales for services supporting corporate aircraft were $15.6 million, or 33.0% of net sales, the majority of which were on the development of the Gulfstream G650 and other re-designed aircraft. Net sales of services for military programs were $6.5 million or 13.7% of net sales. These military revenues were derived from support provided on multiple Navy programs, the F-35 aircraft and various other programs.

Tooling projects represented approximately $2.9 million, or 6.1% of net sales, primarily related to design and delivery of tooling on various programs supporting commercial aircraft.

Gross Profit.  Gross profit for the segment was $9.6 million (20.3% of net sales). Costs included in cost of goods sold are primarily direct labor, fringe benefits, subcontract labor, direct costs related to specific contracts, depreciation and facility costs. These costs are included in the negotiated rate structures for reimbursement type contracts.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the segment were $4.4 million (9.3% of net sales). These costs primarily include salaries, wages and benefits costs of approximately $2.4 million, $0.8 million of stock based compensation related to a restricted stock award made on July 31, 2007 and vesting over five years, and amortization of intangibles of approximately $0.6 million valued in connection with the acquisition of D3 Technologies.

Non-segment Expenses

Net Interest Income (Expense).  Net interest expense for the first half of 2008 was $1.0 million compared to interest income of $0.4 million for the first half of 2007.  Interest expense in the first half of 2008 was incurred primarily on borrowings related to acquisition of D3 Technologies on July 31, 2007.

Income Tax Expense.  During the first half of 2008, we had income tax expense of $5.4 million compared to $2.8 million in the first half of 2007. We applied an effective tax rate of 36.25% to income for the first quarter of 2008 and 36.5% to income for the second quarter of 2008, compared to 34.9% for the first half of 2007. Our 2008 effective tax rate was positively impacted by higher deductions available for manufacturing companies and negatively impacted by a higher effective state income tax rate.

Liquidity and Capital Resources

The primary sources of our liquidity include cash flow from operations, borrowing capacity through our credit facilities and advance payments and receivables from our customers.  Our liquidity requirements and working capital needs depend on a number of factors including capital expenditures, the timing and rate of deliveries, payment terms under our contracts and the level of investments related to new programs.

During the first half of 2008, we generated $3.0 million of cash from operating activities, compared to $3.0 million of cash used during the first half of 2007. Cash was reduced by a $4.3 million increase in accounts receivable due to higher revenue levels and greater shipments near the end of the second quarter of 2008, and shifting of sales to programs with longer payment terms. Cash was also reduced by an $8.7 million increase in inventories, primarily due to increased levels of finished goods and purchased and manufactured components used in Black Hawk assemblies. These inventory increases were due to production increases to support growing revenues expected in the last six months of 2008.

Net cash used in investing activities was $3.2 million for the first half of 2008 compared to $11.8 million for the first half of 2007. We incurred $3.3 million of capital expenditures during the first half of 2008 compared to $3.5 million during the first half of 2007.  Cash used in the first half of 2007 was primarily invested in short-term securities, offset by proceeds from sale and lease back of real estate properties.

Cash provided by financing activities was $0.1 million for the first half of 2008 compared to $0.3 million for the first half of 2007. Cash provided by our revolving line of credit of $0.5 million during the first half of 2008 was offset by payments of $0.4 million on outstanding notes payable.

Contractual Obligations and Commitments

For information concerning contractual obligations, see the caption “Contractual Obligations and Commitments” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk primarily due to fluctuations in interest rates.  Our outstanding credit facility carries a fluctuating interest rate that varies based on changes in the prime lending rate of Wachovia Bank, National Association. Accordingly, we are subject to potential fluctuations in our debt service. Based on the amount of our outstanding debt as of June 30, 2008, a hypothetical 1% change in the interest rate of our outstanding credit facility would result in a change in our annual interest expense of approximately $0.3 million during the next 12-month period. On January 30, 2008, our credit agreement was amended to extend the maximum period permitted to fix the interest rate under LIBOR from six months to one year. While not eliminating interest rate risk, this allows us to moderate the impact of changes in Wachovia’s prime lending rate.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended) as of June 30, 2008.  Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to the Company's management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

(a)
The annual meeting of the shareholders of the Company was held on June 24, 2008.  Of the 11,496,549 shares entitled to vote at such meeting, 10,933,170 shares were present at the meeting in person or by proxy.

(b)	The individuals listed below were elected as Class I Directors of the Company at the meeting, and the number of shares voted for, against and withheld were as follows:

Name	Number of Shares Voted
	For	Withheld
Sanford S. Neuman	8,337,630	2,595,540
John S. Eulich	10,751,522	181,648
Judith W. Northup	10,751,406	181,764

The individuals listed below are Directors whose term of office continued after the meeting:

Ronald S. Saks
Joseph Burstein
Brian D. Geary
Thomas G. Unger
John M. Roeder

(c)
In addition to the election of Class I Directors, the shareholders ratified the appointment of BDO Seidman, LLP as the Company’s independent auditor for the fiscal year ending December 31, 2008.  The number of shares voted for, against and withheld were as follows:

	Number of Shares Voted
For	Against	Abstain
10,883,670	598	48,901

(d)	None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Charles and State of Missouri on the 7th day of August, 2008.

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