Form 10-Q
period 2008-11-10
LMI AEROSPACE INC
filed 2008-11-10
CIK 1059562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2008.
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

On November 3, 2008, there were 11,555,822 shares of our common stock, par value $0.02 per share outstanding.

LMI AEROSPACE, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDING SEPTEMBER 30, 2008

PART I.  FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION
LMI Aerospace, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	(Unaudited)
	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$222	$82
Trade accounts receivable, net of allowance of $233 at September 30, 2008 and $292 at December 31, 2007	29,674	29,588
Inventories, net	53,231	40,940
Prepaid expenses and other current assets	2,208	2,135
Deferred income taxes	3,236	3,483
Income taxes receivable	297	630
Total current assets	88,868	76,858

Property, plant and equipment, net	21,944	19,733
Goodwill	48,561	48,670
Customer intangible assets, net	18,349	19,428
Other assets	1,257	1,429
Total assets	$178,979	$166,118

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$9,103	$10,681
Accrued expenses	11,574	9,997
Short-term deferred gain on sale of real estate	233	233
Current installments of long-term debt and capital lease obligations	554	775
Total current liabilities	21,464	21,686

Long-term deferred gain on sale of real estate	3,598	3,773
Long-term debt and capital lease obligations, less current installments	25,774	29,022
Deferred income taxes	6,810	6,810
Total long-term liabilities	36,182	39,605

Shareholders’ equity:
Common stock, $0.02 par value per share; authorized 28,000,000 shares; issued 11,885,028 shares and 11,820,057 shares at September 30, 2008 and December 31, 2007, respectively	238	236
Preferred stock, $0.02 par value per share; authorized 2,000,000 shares; none issued in both periods	-	-
Additional paid-in capital	68,976	67,244
Treasury stock, at cost, 364,588 shares at September 30, 2008 and 385,688 shares at December 31, 2007	(1,730)	(1,830)
Retained earnings	53,849	39,177
Total shareholders’ equity	121,333	104,827
Total liabilities and shareholders’ equity	$178,979	$166,118

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net sales	$61,941	$47,795	$187,262	$113,906
Cost of sales	45,058	34,494	138,085	83,117
Gross profit	16,883	13,301	49,177	30,789

Selling, general and administrative expenses	8,329	6,396	24,714	16,338
Income from operations	8,554	6,905	24,463	14,451

Other income (expense):
Interest income (expense), net	(407)	(650)	(1,366)	(258)
Other, net	3	(2)	(5)	(25)
Income before income taxes	8,150	6,253	23,092	14,168

Provision for income taxes	2,970	2,068	8,409	4,851
Net income	$5,180	$4,185	$14,683	$9,317

Amounts per common share:
Net income per common share	$0.46	$0.38	$1.31	$0.84

Net income per common share assuming dilution	$0.46	$0.37	$1.30	$0.83

Weighted average common shares outstanding	11,196,861	11,157,959	11,227,970	11,155,041

Weighted average dilutive common shares outstanding	11,326,771	11,291,108	11,350,022	11,279,643

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating activities:
Net income	$14,683	$9,317
Adjustments to reconcile net income to
net cash provided (used) by operating activities:
Depreciation and amortization	4,950	3,081
Charges for bad debt expense	71	195
Charges for inventory obsolescence and valuation	814	516
Restricted stock compensation	1,981	566
Changes in operating assets and liabilities:
Trade accounts receivable	(157)	(8,903)
Inventories	(13,105)	(4,639)
Prepaid expenses and other assets	45	(743)
Income taxes	954	530
Accounts payable	(1,578)	(1,110)
Accrued expenses	956	787
Net cash provided (used) by operating activities	9,614	(1,977)

Investing activities:
Additions to property, plant and equipment	(6,061)	(5,197)
Proceeds from sale of real estate	-	5,920
Proceeds from sale of equipment	33	1,681
Proceeds from matured debt securities	-	2,243
Acquisition of D3 Technologies, Inc. net cash acquired	-	(59,092)
Other, net	(61)	(200)
Net cash used by investing activities	(6,089)	(54,645)

Financing activities:
Proceeds from issuance of debt	73	39,380
Net payments on revolving lines of credit	(2,919)	(6,500)
Principal payments on long-term debt and notes payable	(628)	(328)
Proceeds from exercise of stock options	89	14
Net cash (used) provided by financing activities	(3,385)	32,566

Net increase (decrease) in cash and cash equivalents	140	(24,056)
Cash and cash equivalents, beginning of year	82	24,411
Cash and cash equivalents, end of quarter	$222	$355

Supplemental disclosures of cash flow information:
Interest paid	$1,384	$592
Income taxes paid, net	$7,105	$4,224

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2008

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included.  Operating results for the three and nine months ending September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.

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

The Company had no unrecognized tax benefits as of September 30, 2008.  The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of September 30, 2008.  The Company recognizes accrued amounts of interest and penalties related to its uncertain tax positions as part of its income tax expense within its consolidated statement of operations.  The Company has no interest or penalties relating to income taxes recognized in the balance sheet as of September 30, 2008.  As of September 30, 2008, returns for calendar years 2002 through 2007 remain subject to examination by U.S. and various state tax jurisdictions.

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
September 30, 2008

2.  Acquisition of D3 Technologies, Inc.

On July 31, 2007, the Company acquired all of the outstanding capital stock of D3 Technologies, Inc. (“D3 Technologies”), a premier design and engineering services firm, for $65,000 in cash plus transaction costs.  The operating results of D3 Technologies are included in the Company’s results from the date of the acquisition.

The purchase price for D3 Technologies was funded in part with $38,500 of borrowings under the credit agreement discussed in Note 5 and the remainder with the Company’s existing cash.

The following table presents unaudited pro forma consolidated operating results for the Company for the three and nine months ended September 30, 2007 as if D3 Technologies had been acquired as of the beginning of the periods presented:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2007	2007

Net sales	$52,947	$156,010
Net earnings	$4,029	$9,595
Basic earnings per share	$0.36	$0.86
Diluted earnings per share	$0.36	$0.85

The following table summarizes the purchase price allocation for D3 Technologies at the date of acquisition:

Tangible assets, exclusive of cash	$13,195
Intangible assets, net of deferred taxes	12,056
Goodwill	42,908
Liabilities assumed	(9,067)
Cost of acquisition, net of cash acquired	$59,092

3.  Inventories

Inventories consist of the following:

	September 30, 2008	December 31, 2007

Raw materials	$7,541	$6,764
Work in progress	10,705	9,470
Manufactured and purchased components	13,290	8,982
Finished goods	21,695	15,724
Total inventories	$53,231	$40,940

These amounts include reserves for obsolete and slow-moving inventory of $1,572 and $1,263 and a reserve for lower of cost or market of $149 and $136 at September 30, 2008 and December 31, 2007, respectively.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2008

4.  Goodwill and Intangible Assets

Goodwill balance at September 30, 2008 consists of $42,908 from acquisition of D3 Technologies in July 2007 and $5,653 from acquisition of Tempco Engineering, Inc. in April 2001. The balance related to D3 Technologies was determined based on the purchase price allocation performed as of July 31, 2007. See Note 2 above for allocation of purchase price of D3 Technologies. As of September 30, 2008, there were no events or changes in circumstances which indicate that the carrying amount of goodwill may not be recoverable.

The Company accounts for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The carrying value of goodwill and intangible assets with indefinite lives is assessed at least annually and an impairment charge is recorded if appropriate.  The carrying value of goodwill is generally assessed as of October 1 of each year.

Intangible Assets

Customer intangible assets resulted from the acquisitions of D3 Technologies, Versaform Corporation and Technical Change Associates, Inc. and have an original estimated useful life of 5 to 15 years.  The trademarks that resulted from acquisition of D3 Technologies were determined to have an indefinite life.  The carrying values were as follows:

	September 30, 2008	December 31, 2007

Trademarks	$4,222	$4,222
Customer Intangible Assets	17,330	17,330
Accumulated Amortization	(3,203)	(2,124)
Intangible assets, net	$18,349	$19,428

Customer-related intangibles amortization expense was $360 and $281 for the three months ended September 30, 2008 and 2007, respectively, and $1,079 and $485 for the nine months ended September 30, 2008 and 2007, respectively.

5.  Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following:

	September 30, 2008	December 31, 2007

Capital Lease Obligations	$396	$636
Revolving lines of credit	25,114	28,034
Notes payable, principal and interest payable monthly, at fixed rates, ranging from 1.67% to 10.70% at September 30, 2008 and 1.67% to 7.20% at December 31, 2007	818	1,127
Total debt	26,328	$29,795
Less current installments	554	775
Total	$25,774	$29,022

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2008

Concurrent with the acquisition of D3 Technologies (see discussion in Note 2), the Company entered into a new credit agreement, replacing the Company’s then existing credit agreement, providing for a senior secured revolving credit facility in an aggregate principal amount of up to $80,000, of which $25,000 was utilized at September 30, 2008. Borrowings under the credit facility are secured by substantially all of the Company’s assets and bear interest at either the “base rate” (the higher of the federal funds rate plus one-half of one percent or the prime commercial lending rate) plus the applicable interest margin ranging from 0.125% to 1.0%, or the LIBOR rate plus an applicable interest margin ranging from 1.125% to 2.0%, each depending upon the Company’s total leverage ratio at the end of each quarter. If the Company selects to borrow under the LIBOR rate, interest periods range from one to twelve months. The maturity date of the credit facility, which is subject to acceleration upon breach of the financial covenants (consisting of a maximum total leverage ratio and a minimum fixed charge coverage ratio) and other customary non-financial covenants contained in the credit agreement, is July 31, 2012. In addition, the Company entered into a line of credit agreement providing a revolving credit facility in the amount of up to $1,000 at the base rate plus 1.125%, of which $114 was utilized at September 30, 2008.

At September 30, 2008, the revolving line of credit balance consisted of the following:

Type	Balance	Interest Rate Reprice Date	Base Rate	LIBOR Rate	Margin	Total Rate
Base Rate	$ 114	Not Applicable	5.00%	Not Applicable	1.125%	6.125%
LIBOR	25,000	02/04/09	Not Applicable	2.850%	1.125%	3.975%
Total	$ 25,114

The Company has also entered into various notes payable and capital lease agreements for the purchase of certain equipment and software. The notes are secured by certain equipment and software and payable in monthly installments including interest rates ranging from 1.67% to 10.70% through March 2012. The capital lease agreements expire between October 2008 and March 2012.

6. Earnings Per Common Share

Basic net income per common share is based upon the weighted average number of common shares outstanding. Diluted net income per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect of stock options and restricted stock, using the treasury stock and as if converted methods.  The number of dilutive shares for the quarters ended September 30, 2008 and 2007 attributable to stock options and restricted stock was 129,909 and 133,149, respectively.  The number of such shares for the nine months ended September 30, 2008 and 2007 attributable to stock options and restricted stock was 122,052 and 124,602, respectively.

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

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2008

SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), requires that compensation expense be recognized for all share-based compensation based on the grant date fair value. The Company did not make any share-based grants or awards, except for restricted stock awards as disclosed below, during the three and nine months ended September 30, 2008 and September 30, 2007, respectively.

A summary of stock option activity under the Company’s share-based compensation plan for the nine months ended September 30, 2008 is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at January 1, 2008	131,790	$3.23
Granted	-	-
Exercised	(21,100)	4.22
Forfeited or expired	(800)	3.11
Outstanding at September 30, 2008	109,890	$3.04	2.6 yrs	$1,876

All outstanding stock options were exercisable at September 30, 2008.  The total intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007, based upon the market price on exercise date, was approximately $400 and $9, respectively.

The following table summarizes information about stock options outstanding at September 30, 2008:

Range of Exercise Prices	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.31 - $1.95	12,000	5.8	$1.31
$1.96 - $2.90	66,890	2.0	2.55
$2.91 - $4.35	12,200	2.1	3.53
$4.36 - $6.06	18,800	2.9	5.56
Total	109,890	2.6	$3.04

A summary of the activity for non-vested restricted stock awards as of September 30, 2008 and changes during the nine-month period is presented below:

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2008

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2008	273,876	$21.27
Granted	73,853	24.37
Vested	(42,804)	15.85
Forfeited	(4,432)	23.16
Outstanding at September 30, 2008	300,493	$22.78

Common stock compensation expense related to restricted stock awards granted under the Plan was $528 and $1,736 for the three and nine months ended September 30, 2008, respectively, and $379 and $566 for the three and nine months ended September 30, 2007, respectively.

Total unrecognized compensation costs related to non-vested share-based compensation granted or awarded under the Plan were $4,571 and $5,128 at September 30, 2008 and 2007, respectively. These costs are expected to be recognized over a weighted average period of 2.4 years and 4.0 years, respectively.

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

The accounting policies of the segments are the same as those described in Note 1. Corporate assets, liabilities and expenses related to the Company’s corporate offices, except for interest expense and income taxes, primarily support the Aerostructures segment. The tables below present information about reported segments on the basis used internally to evaluate segment performance:

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2008

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net sales:
Aerostructures	$39,411	$35,829	$118,202	$101,940
Engineering Services	22,852	11,966	70,147	11,966
Eliminations	(322)	-	(1,087)	-
	$61,941	$47,795	$187,262	$113,906

Income from operations:
Aerostructures	$5,923	$6,009	$16,684	$13,555
Engineering Services	2,638	896	7,872	896
Eliminations	(7)	-	(93)	-
	$8,554	$6,905	$24,463	$14,451

Depreciation and Amortization:
Aerostructures	$1,058	$955	$3,124	$2,713
Engineering Services	620	368	1,826	368
	$1,678	$1,323	$4,950	$3,081

Interest income (expense):
Aerostructures	$-	$-	$-	$-
Engineering Services	(5)	-	(24)	-
Corporate	(402)	(650)	(1,342)	(258)
	$(407)	$(650)	$(1,366)	$(258)

Capital expenditures:
Aerostructures	$2,448	$1,461	$4,772	$5,003
Engineering Services	336	194	1,289	194
	$2,784	$1,655	$6,061	$5,197

	September 30, 2008	December 31, 2007

Goodwill:
Aerostructures	$5,653	$5,653
Engineering	42,908	43,017
	$48,561	$48,670

Total assets:
Aerostructures	$107,073	$95,125
Engineering	71,906	70,993
	$178,979	$166,118

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2008
9.  Customer Concentration

Direct sales to the Company’s largest customer accounted for 22.1% and 22.8% of the Company’s total revenues for the three months ended September 30, 2008 and 2007, respectively. Direct sales to the Company’s largest customer accounted for 22.6% and 27.7% of the Company’s total revenues for the nine months ended September 30, 2008 and 2007, respectively. Accounts receivable balances related to the largest customer based on direct sales were 18.5% and 23.7% of the accounts receivable balances at September 30, 2008 and December 31, 2007, respectively.

Direct sales to the Company’s second largest customer accounted for 18.7% and 17.3% of the Company’s total revenues for the three months ended September 30, 2008 and 2007, respectively. Direct sales to the Company’s second largest customer accounted for 19.5% and 16.3% of the Company’s total revenues for the nine months ended September 30, 2008 and 2007, respectively. Accounts receivable balances related to the second largest customer based on direct sales represented 7.6% and 23.4% of the accounts receivable balances at September 30, 2008 and December 31, 2007, respectively.

Direct sales to the Company’s third largest customer accounted for 18.5% and 15.9% of the Company’s total revenues for the three months ended September 30, 2008 and 2007, respectively. Direct sales to the Company’s third largest customer accounted for 18.6% and 11.3% of the Company’s total revenues for the nine months ended September 30, 2008 and 2007, respectively. Accounts receivable balances related to the third largest customer based on direct sales were 14.7% and 10.6% of the accounts receivable balances at September 30, 2008 and December 31, 2007, respectively.

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

The results for the third quarter of 2008 were negatively impacted by the Boeing machinists strike, which began on September 6, 2008 and was settled on November 3, 2008.  This strike reduced Boeing's production requirements from its suppliers, which in turn negatively impacted our shipments relating to large commercial aircraft.  We believe that the impact of this recently settled strike will continue into and could be more significant in the fourth quarter of 2008.

Results of Operations

Three months ended September 30, 2008 compared to September 30, 2007

The following table is a summary of our operating results for the three months ended September 30, 2008 and September 30, 2007:

	Three Months Ended
	September 30, 2008
	($ in millions)
	Aerostructures	Engineering Services	Eliminations	Total
Net sales	$39.4	$22.8	$(0.3)	$61.9
Cost of sales	27.6	17.7	(0.3)	45.0
Gross profit	11.8	5.1	-	16.9
S,G & A	5.8	2.5	-	8.3
Income from operations	$6.0	$2.6	$-	$8.6

	Three Months Ended
	September 30, 2007
	($ in millions)
	Aerostructures	Engineering Services (1)	Eliminations	Total
Net sales	$35.8	$12.0	$-	$47.8
Cost of sales	24.7	9.8	-	34.5
Gross profit	11.1	2.2	-	13.3
S,G & A	5.1	1.3	-	6.4
Income from operations	$6.0	$0.9	$-	$6.9

(1)  For the two-month period ending September 30, 2007.

Aerostructures Segment

Net Sales.  The following table specifies the amount of net sales by category for the third quarter of 2008 and 2007 and the percentage of total net sales for each period represented by each category.

Category	Three Months Ended September 30, 2008	% of Total	Three Months Ended September 30, 2007	% of Total
	($ in millions)
Corporate and Regional Aircraft	$13.9	35.3%	$12.4	34.6%
Large Commercial Aircraft	11.3	28.7	11.5	32.1
Military	10.8	27.4	9.2	25.7
Technology	1.9	4.8	1.7	4.7
Other (1)	1.5	3.8	1.0	2.8
Total	$39.4	100.0%	$35.8	100.0%

(1)  Includes consulting services and various aerospace products.

Net sales for the third quarter of 2008 were $39.4 million, up 10.0% from $35.8 million in the third quarter of 2007.

Net sales of components for corporate and regional aircraft increased $1.5 million or 12.1% from $12.4 million for the quarter ended September 30, 2007 to $13.9 million for the quarter ended September 30, 2008.  This increase was primarily attributable to increased production rates on Gulfstream aircraft.

Net sales of products used in large commercial aircraft were $11.3 million for the third quarter of 2008, a decrease of $0.2 million or 1.7% from $11.5 million in the third quarter of 2007. Net sales to this market were driven by higher production rates on certain models of Boeing aircraft, offset by the impact of the recently settled Boeing machinists’ strike which began on September 6, 2008. In particular, we generated net sales for the Boeing 747 of $3.2 million in the third quarter of 2008, an increase of $1.0 million or 45.5% compared to the $2.2 million of net sales in the third quarter of 2007. Net sales for the Boeing 767 were $1.0 million for the third quarter of 2008, up $0.6 million compared to the $0.4 million net sales for the third quarter of 2007. These increases were offset by a $0.8 million decrease of net sales for the Boeing 737 from $6.4 million in the third quarter of 2007 to $5.6 million in the third quarter of 2008, a $0.5 million decrease of net sales for the Boeing 777 from $1.4 million in the third quarter of 2007 to $0.9 million in the third quarter of 2008, and a $0.6 million decrease of net sales for the Boeing 787 from $0.8 million in the third quarter of 2007 to $0.2 million in the third quarter of 2008.  We estimate that the recently settled Boeing strike negatively impacted sales in the third quarter of 2008 by approximately $1.5 million, and while we expect this to continue into the fourth quarter of 2008, we are unable to estimate the magnitude of such impact until Boeing and its Tier 1 suppliers establish new order plans.

Military products generated $10.8 million of net sales in the third quarter of 2008 compared to $9.2 million in the third quarter of 2007, an increase of $1.6 million or 17.4%.  New assemblies and expanding production rates on existing components and assemblies supporting the Sikorsky Black Hawk helicopter program generated $8.4 million of net sales in the third quarter of 2008, more than double the net sales of $4.0 million in the third quarter of 2007. This was partially offset by the absence of any material volume on certain Lockheed aircraft under a long term agreement with Lockheed that expired on December 31, 2007.

Technology products generated $1.9 million of net sales for the third quarter of 2008 compared to $1.7 million for the third quarter of 2007, an increase of $0.2 million or 11.8%.  This increase was due to higher net sales of products used in semiconductor equipment.

Gross Profit.  Gross profit for the third quarter of 2008 was $11.8 million (29.7% of net sales), compared to $11.1 million (31.0% of net sales) in the third quarter of 2007.   The third quarter of 2007 included the settlement of a customer dispute that provided approximately $0.8 million of gross profit.  Excluding this settlement, 2007 gross profit was $10.3 million (29.2% of net sales).

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the third quarter of 2008 were $5.8 million (14.7% of net sales) compared to $5.1 million (14.5% of net sales) in the third quarter of 2007. This increase resulted from higher professional service fees and compensation and fringe benefit costs resulting from increased staffing to support our growth and was partially offset by the recovery of a previously reserved bad debt expense of $0.3 million.

Engineering Services Segment

Net Sales.  This segment was created with the acquisition of D3 Technologies on July 31, 2007. The following table specifies the amount of the Engineering Services segment’s net sales by category for the three months ending September 30, 2008 and two months ending September 30, 2007 and the percentage of the segment’s total net sales represented by each category:

Category	Three Months Ended September 30, 2008	% of Total	Two Months Ended September 30, 2007	% of Total
	($ in millions)
Commercial Aircraft	$11.0	48.2%	$6.3	52.5%
Corporate Aircraft	7.6	33.3	3.2	26.7
Military	3.4	14.9	1.7	14.2
Tooling	0.8	3.5	0.8	6.7
Total	$22.8	100.0%	$12.0	100.0%

For the three months ended September 30, 2008, approximately $22.3 million, or 97.8% of net sales, was generated under engineering services reimbursement type contracts which generate net sales from labor hours incurred at varying, negotiated rates and other direct costs plus an administrative fee.  Net sales under these reimbursement contracts were primarily for commercial, corporate and military markets. Net sales for engineering services for commercial aircraft were $11.0 million, or 48.2% of net sales, primarily from programs supporting the Boeing 747-8, 777-Freighter and 787 platforms. Net sales for services supporting corporate aircraft, primarily the Gulfstream G650 and G250, and various military programs were $7.6 million, or 33.3% of net sales, and $3.4 million, or 14.9% of net sales, respectively. Approximately $0.8 million, or 3.5% of net sales, was generated under contracts primarily related to design and delivery of tooling on various programs supporting commercial aircraft.

For the two months ended September 30, 2007, approximately $11.3 million, or 94.6% of net sales, was generated under reimbursement type contracts. Net sales for engineering services for commercial aircraft were $6.3 million, or 52.5% of net sales, primarily from programs supporting the Boeing 747-8, 777-Freighter and 787 platforms. Net sales for services supporting corporate aircraft and various military programs were $3.2 million, or 26.7% of net sales, and $1.7 million, or 14.2% of net sales, respectively. Approximately $0.8 million, or 6.7% of net sales, was generated under firm, fixed-price contracts, primarily related to design and delivery of tooling on various programs supporting commercial aircraft.

Gross Profit.

For the three months ended September 30, 2008, gross profit for the segment was $5.1 million (22.4% of net sales).  Costs included in cost of goods sold are primarily direct labor, fringe benefits, subcontract labor, direct costs related to specific contracts, depreciation and facility costs and are part of the negotiated rate structures for reimbursement type contracts. The third quarter of 2008 benefited from retroactive purchase order changes of approximately $0.3 million and was impaired by a rework charge of $0.1 million.

For the two months ended September 30, 2007, gross profit for the segment was $2.2 million (18.3% of net sales). During the months of August and September 2007, the segment encountered overruns on certain fixed-priced tooling contracts resulting in a loss of $0.1 million.

Selling, General, and Administrative Expenses.

For the three months ended September 30, 2008, selling, general and administrative expenses for the segment were $2.5 million (11.0% of net sales).  These costs primarily include salaries, wages and benefits costs of approximately $1.7 million, $0.3 million of stock based compensation relating to a restricted stock award made on July 31, 2007 and vesting over five years, and amortization of intangibles of $0.3 million valued in connection with the acquisition of D3 Technologies.

For the two months ended September 30, 2007, selling, general and administrative expenses for the segment were $1.3 million (10.8% of net sales).  These costs primarily include salaries, wages and benefits costs of approximately $0.7 million, $0.3 million of stock based compensation relating to a restricted stock award made on July 31, 2007 and vesting over five years, and amortization of intangibles of $0.2 million valued in connection with the acquisition of D3 Technologies.

Non-segment Expenses

Net Interest Income (Expense).  Interest expense for the third quarter of 2008 was $0.4 million compared to $0.7 million for the third quarter of 2007. The decreased expense was due to a reduced balance in our lines of credit as well as a lower interest rate during 2008.

Income Tax Expense.  During the third quarter of 2008, we had income tax expense of $3.0 million compared to $2.1 million in the third quarter of 2007. We applied an effective tax rate of 36.5% to income for the third quarter of 2008 compared to 33.1% for the third quarter of 2007. Our 2008 effective tax rate was positively impacted by higher deductions available for manufacturing companies and negatively impacted by a higher effective state income tax rate.

Nine months ended September 30, 2008 compared to September 30, 2007

The following table is a summary of the Company’s operating results for the nine months ended September 30, 2008 and September 30, 2007:

	Nine Months Ended
	September 30, 2008
	($ in millions)
	Aerostructures	Engineering Services	Eliminations	Total
Net sales	$118.2	$70.1	$(1.0)	$187.3
Cost of sales	83.7	55.4	(1.0)	138.1
Gross profit	34.5	14.7	-	49.2
S,G & A	17.8	6.9	-	24.7
Income from operations	$16.7	$7.8	$-	$24.5

	Nine Months Ended
	September 30, 2007
	($ in millions)
	Aerostructures	Engineering Services (1)	Eliminations	Total
Net sales	$101.9	$12.0	$-	$113.9
Cost of sales	73.3	9.8	-	83.1
Gross profit	28.6	2.2	-	30.8
S,G & A	15.0	1.3	-	16.3
Income from operations	$13.6	$0.9	$-	$14.5

(1)  For the two-month period ending September 30, 2007.

Aerostructures Segment

Net Sales.  The following table specifies the amount of net sales by category for the nine months ended September 30, 2008 and 2007 and the percentage of total net sales for each period represented by each category:

Category	Nine Months Ended September 30, 2008	% of Total	Nine Months Ended September 30, 2007	% of Total
	($ in millions)
Corporate and Regional Aircraft	$41.5	35.1%	$36.1	35.4%
Large Commercial Aircraft	34.4	29.1	33.6	33.0
Military	32.4	27.4	24.1	23.7
Technology	6.3	5.3	5.0	4.9
Other (1)	3.6	3.0	3.1	3.0
Total	$118.2	100.0%	$101.9	100.0%

(1)  Includes consulting services and various aerospace products.

Net sales for the first nine months of 2008 were $118.2 million, up $16.3 million or 16.0% from $101.9 million in the first nine months of 2007. The increase in net sales occurred in every market we serve.

Net sales of product for use on corporate and regional aircraft increased $5.4 million or 14.9% from $36.1 million in the first nine months of 2007 to $41.5 million in the first nine months of 2008. This increase was primarily attributable to increased production rates on Gulfstream aircraft.

Net sales of product used in large commercial aircraft were $34.4 million for the nine months ended September 30, 2008, an increase of $0.8 million or 2.2% from $33.6 million for the nine months ended September 30, 2007.  Net sales to this market were driven by higher production rates on certain models of Boeing aircraft, offset by the impact of the recently settled Boeing machinists strike which began on September 6, 2008. Specifically, we generated $19.5 million net sales for the Boeing 737 during the nine months ended September 30, 2008, up $0.3 million or 1.6% from $19.2 million net sales for the nine months ended September 30, 2007. We generated $2.2 million net sales for the Boeing 767 during the nine months ended September 30, 2008, which doubled the net sales of $1.1 million generated for the nine months ended September 30, 2007. These increases were partially offset by a decrease of net sales on the Boeing 777 from $3.8 million for the first nine months of 2007 to $3.2 million for the first nine months of 2008. While we expect the impact of the recently settled Boeing strike to continue into the fourth quarter of 2008, we cannot estimate the magnitude of such impact until we understand how Boeing and its Tier 1 suppliers begin to reschedule delivery.

Military products generated $32.4 million of net sales in the first nine months of 2008 compared to $24.1 million in the first nine months of 2007, an increase of $8.3 million or 34.4%. This increase was primarily new awards of assemblies and expanding production rates on Sikorsky’s Black Hawk program, which generated $24.4 million in the first nine months of 2008 compared to $12.4 million in the first nine months of 2007, an increase of $11.8 million or 95.2%. This was partially offset by declining volume on certain Lockheed aircraft.

Technology products generated $6.3 million of net sales for the nine months ended September 30, 2008 compared to $5.0 million for the nine months ended September 30, 2007, an increase of $1.3 million or 26.0%. This increase was due to higher net sales of products used in semiconductor equipment.

Gross Profit.  Gross profit increased from $28.6 million (28.1% of net sales) for the nine months ended September 30, 2007 to $34.5 million (29.2% of net sales) for the nine months ended September 30, 2008. Gross profit was positively impacted by higher production rates which provided better coverage of fixed costs, but was reduced by slightly lower margins on newer assembly work on the Black Hawk program, as well as increased salaries and wages to support our growth.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $17.8 million (15.1% of net sales) during the nine months ended September 30, 2008 compared to $15.0 million (14.7% of net sales) for the nine months ended September 30, 2007.  This increase resulted from higher professional service fees and compensation and fringe benefit costs resulting from increased staffing to support our growth.

Engineering Services Segment

Refer to the previous section for discussion of the operating results for August and September of 2007.

Net Sales. The following table specifies the amount of the Engineering Services segment’s net sales by category for the nine months ending September 30, 2008 and the percentage of the segment’s total net sales represented by each category.

Category	Nine Months Ended September 30, 2008	% of Total
	($ in millions)
Commercial Aircraft	$33.2	47.4%
Corporate Aircraft	23.1	33.0
Military	9.8	14.0
Tooling	4.0	5.7
Total	$70.1	100.0%

Approximately $66.9 million or 95.4% of the segment’s net sales for the first nine months of 2008 were recorded under reimbursement type contracts for engineering services which generate net sales from labor hours incurred at varying, pre-negotiated rates and other direct costs plus an administrative fee. Net sales under these reimbursement contracts are primarily for commercial, corporate and military markets. Net sales for services for commercial aircraft were $33.2 million or 47.4% of net sales for the nine month period ending September 30, 2008, primarily from design programs supporting Boeing’s 747-8, 777-Freighter and 787 platforms. Net sales for services supporting corporate aircraft were $23.1 million, or 33.0% of net sales for the nine month period ending September 30, 2008, the majority of which were on the development of the Gulfstream G650 and other re-designed aircraft. Net sales of services for military programs were $9.8 million or 14.0% of net sales for the nine month period ending September 30, 2008. These military revenues were derived from support provided on multiple Navy programs, the F-35 aircraft and various other programs. Tooling projects represented approximately $4.0 million, or 5.7% of net sales, primarily related to design and delivery of tooling on various programs supporting commercial aircraft.

Gross Profit.  Gross profit for the Engineering Services segment for the nine months ending September 30, 2008 was $14.7 million (21.0% of net sales). Costs included in cost of goods sold are primarily direct labor, fringe benefits, subcontract labor, direct costs related to specific contracts, depreciation and facility costs. These costs are included in the negotiated rate structures for reimbursement type contracts.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the segment were $6.9 million (9.8% of net sales). These costs primarily include salaries, wages and benefits costs of approximately $4.8 million, $1.1 million of stock based compensation related to a restricted stock award made on July 31, 2007 and vesting over five years, and amortization of intangibles of approximately $0.8 million valued in connection with the acquisition of D3 Technologies on July 31, 2007.

Non-segment Expenses

Net Interest Income (Expense).  Net interest expense for the first nine months of 2008 was $1.4 million compared to $0.3 million for the first nine months of 2007. Interest expense was primarily incurred on borrowings related to the acquisition of D3 Technologies on July 31, 2007.

Income Tax Expense.  During the first nine months of 2008, we had income tax expense of $8.4 million compared to $4.9 million in the first nine months of 2007. We applied an effective tax rate of 36.25% to income for the first quarter of 2008 and 36.5% to income for the second and third quarter of 2008, compared to 34.2% for the first nine months of 2007. Our 2008 effective tax rate was positively impacted by higher deductions available for manufacturing companies and negatively impacted by a higher effective state income tax rates.

Liquidity and Capital Resources

The primary sources of our liquidity include cash flow from operations and borrowing capacity through our credit facilities.  Our liquidity requirements and working capital needs depend on a number of factors including capital expenditures, the timing and rate of deliveries, payment terms under our contracts and the level of investments related to new programs. We believe our cash and liquidity resources are sufficient for the near term.

During the first nine months of 2008, we generated $9.6 million of cash from operating activities, compared to $2.0 million of cash used during the first nine months of 2007. Cash was positively impacted by $5.0 million in depreciation and amortization expense in the first nine months of 2008, compared to $3.1 million in the first nine months of 2007, and $2.0 million in restricted stock compensation expense in the first nine months of 2008, compared to $0.6 million the first nine months of 2007.  Cash was reduced by a $13.1 million increase in inventories in the first nine months of 2008, primarily due to increased levels of finished goods and purchased and manufactured components used in Black Hawk assemblies. These inventory increases were due to production increases to support growing revenues expected in the last three months of 2008. For the balance of 2008, we have temporarily reduced output goals in response to the Boeing machinists' strike but will build additional inventories in the fourth quarter in order to level production.  As customer schedules normalize in early 2009, we plan to reduce inventories to mid-2008 levels.

Net cash used in investing activities was $6.1 million for the first nine months of 2008 compared to $54.6 million for the first nine months of 2007. In 2007, we paid $59.1 million, net of cash acquired, in the acquisition of D3 Technologies. We incurred $6.1 million of capital expenditures during the first nine months of 2008 compared to $5.2 million during the first nine months of 2007.  The 2007 cash outlays were offset by $7.6 million in proceeds received from the sale of real estate and equipment and $2.2 million in proceeds received from matured securities.

Cash used in financing activities was $3.4 million for the first nine months of 2008 compared to $32.6 million provided by financing activities for the first nine months of 2007. Cash was used to reduce our revolving lines of credit by $2.9 million during the first nine months of 2008. In the first nine months of 2007, additional borrowings provided $39.4 million of cash.

Contractual Obligations and Commitments

For information concerning contractual obligations, see the caption “Contractual Obligations and Commitments” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk primarily due to fluctuations in interest rates.  Our outstanding credit facility carries a fluctuating interest rate that varies based on changes in the prime lending rate of Wachovia Bank, National Association. Accordingly, we are subject to potential fluctuations in our debt service. Based on the amount of our outstanding debt as of September 30, 2008, a hypothetical 1% change in the interest rate of our outstanding credit facility would result in a change in our annual interest expense of approximately $0.3 million during the next 12-month period. Our credit agreement allows us to fix the interest rate under LIBOR for up to one year. While not eliminating interest rate risk, this helps us to moderate the impact of changes in Wachovia’s prime lending rate.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended) as of September 30, 2008.  Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to the Company's management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Submission of Matters to a Vote of Security Holders.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibit.
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Charles and State of Missouri on the 10th day of November, 2008.

LMI AEROSPACE, INC.

/s/ Ronald S. Saks
Ronald S. Saks
President and Chief Executive Officer (Principal Executive Officer)

/s/ Lawrence E. Dickinson
Chief Financing Officer and Secretary
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