Form 10-K
period 2008-12-31
LMI AEROSPACE INC
filed 2009-03-16
CIK 1059562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number          000-24293

LMI AEROSPACE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Missouri	43-1309065
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

411 Fountain Lakes Blvd.,
St. Charles, Missouri	63301
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code  (636) 946-6525

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange On Which Registered

Common stock, $0.02 par value per share	The NASDAQ Stock Market LLC
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

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☑Yes     ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐                                           Accelerated filer☑

Non-accelerated filer☐ (Do not check if a smaller reporting company)                Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐Yes                           ☑No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2008, was $150,760,731.

There were 11,569,474 shares of common stock outstanding as of March 6, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference portions of the Proxy Statement for the Registrant’s 2009 Annual Meeting.

TABLE OF CONTENTS

Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. LMI Aerospace, Inc. (“LMI Aerospace” or the “Company”) makes forward-looking statements in this Annual Report on Form 10-K and in the public documents that are incorporated herein by reference, which represent the Company’s expectations or beliefs about future events and financial performance. When used in this report and the documents incorporated herein by reference, the words “expect,” “believe,” “anticipate,” “goal,” “plan,” “intend,” “estimate,” “may,” “will” or similar words are intended to identify forward-looking statements. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events or results.  Such statements are subject to known and unknown risks, uncertainties and assumptions, including those referred to under “Risk Factors” in this Annual Report on Form 10-K and otherwise described in the Company’s periodic filings and current reports filed with the Securities and Exchange Commission.

All predictions as to future results contain a measure of uncertainty, and accordingly, actual results could differ materially. Among the factors that could cause actual results to differ from those contemplated, projected or implied by the forward-looking statements (the order of which does not necessarily reflect their relative significance) are:

●
the effect of the declining global economy on the financial well-being of Spirit AeroSystems, Gulfstream Aerospace Corporation, The Boeing Company, Vought Aircraft Industries, Sikorsky Aircraft Corporation, and Aviation Partners Boeing, whose orders comprise a majority of the Company’s consolidated revenues;

●	general economic conditions, including the effect of the recent tightening in the credit markets, particularly with respect to the availability of, terms of and access to credit;

●	the effect of terrorism and other factors that adversely affect the commercial travel industry;

●
difficulties with the implementation of the Company’s growth strategy, such as acquisition integration problems and unanticipated costs relating to the Company’s manufacture of new parts for its current customers and new customers;

●	competitive pressures, such as pricing pressures relating to low-cost foreign labor and industry participation commitments made by the Company’s customers to foreign governments;

●	changes in the quality, costs and availability of the Company’s raw materials, principally aluminum;

●	the Company’s ability to stay current with technological changes, such as advancements in semiconductor and laser component technology and the development of alternative aerospace materials;

●	governmental funding for certain military programs that utilize the Company’s products;

●	changes in fuel prices;

●	changes in production rates;

●	asserted and unasserted claims, and in particular, the Company’s ability to successfully negotiate claims relating to cost over-runs of work performed on certain customer contracts;

●	changes in employee relations;

●	environmental matters;

●	changes in accounting principles or new accounting standards; and

●	compliance with laws and regulations.

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

PART I

ITEM 1. BUSINESS

General Overview

LMI Aerospace, Inc. is a leading provider of design engineering services, structural assemblies, kits and components to the aerospace, defense and technology markets.  The Company is comprised of talented and dedicated people committed to providing outstanding service to our customers.  We provide a broad array of manufacturing capabilities and value-added services to the large commercial, corporate, regional and military aircraft and technology markets.  LMI Aerospace is a preferred supplier to aircraft original equipment manufacturers (“OEMs”) and Tier 1 aerospace suppliers.  In addition to aerospace products, we produce components and assemblies for laser equipment used by semiconductor and medical equipment manufacturers in the technology industry.  We also provide prototyping and design capabilities to customers to support new product development.

Founded in 1948 as a manufacturer of components to the large commercial aircraft market of the aerospace industry, LMI Aerospace became a publicly-held company in 1998.  In recent years we have expanded our capabilities and diversified our operations through a number of acquisitions and business initiatives.

In 2001, we acquired the operating assets of Tempco Engineering, Inc., which expanded our aerospace product line and added technology components used in semiconductor and medical equipment.  In 2002, LMI Aerospace acquired Versaform Corporation and Southern Stretch Forming and Fabrication, Inc., producers of large formed metal components for the regional jet, business jet and military markets of the aerospace industry.

Since 2003, LMI Aerospace has expanded into assembling and kitting and opened a distribution center in Savannah, Georgia.  In 2006, we opened a 23,000 square foot manufacturing center in Mexicali, Mexico to support our U.S. operations. This facility has now grown into a facility with over 72,000 square feet of space.

In 2007, LMI Aerospace acquired D3 Technologies, Inc., a premier design and engineering services firm based in San Diego, California.  D3 Technologies, Inc. performs structure and sub-structure design work for manufacturers of commercial, corporate and military aircraft, including The Boeing Company, Spirit AeroSystems, Vought Aircraft Industries, Airbus North America and Lockheed Martin Aeronautics Company, and plays a key role on  Lockheed’s Joint Strike Force and Boeing’s 747-8, 777, and 787 programs.  D3 Technologies, Inc.’s engineers have worked on a range of design and analysis projects including airframe, electro/mechanical and hydraulic/pneumatic systems and have expertise in mechanical, structural, and system design; stress and infinite element analysis; tool design and engineering; numerical controlled programming; logistics and program support; and avionics software and hardware development.

In January 2009, we acquired all of the shares of Everett, Washington-based Integrated Technologies, Inc. (“Intec”), a provider of advanced materials testing, manufacturing, and design services to the aerospace, defense and transportation industries.  Intec's primary business is designed to support composite testing, manufacturing and research, by analyzing new and existing materials, including organic matrix composites, ceramics, metal matrix composites and metal.  We believe the acquisition of Intec, together with other initiatives, will provide significant composite assembly and component production to allow LMI Aerospace to broaden its customer offerings and to use its skilled workforce in both the Aerostructures and Engineering Services segments to transition to production of non-metallic products.  See Note 17 of the Notes to Consolidated Financial Statements in Item 8 below.

Our Strategy

Our current strategy focuses on being well positioned to meet the more demanding requirements of OEMs and Tier 1 aerospace suppliers for more complex products, using both metal and non-metal technologies, and for related services. We believe that OEMs and Tier 1 aerospace suppliers will continue to outsource the design and manufacturing of components, assemblies and sub-systems to fewer preferred suppliers. In addition, these companies have formed relationships with a small number of preferred suppliers in order to improve quality and service levels while reducing purchasing costs. Accordingly, we continue to focus on remaining well positioned to benefit from these trends by:

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

•
Pursuing design-build opportunities. We intend to leverage our highly complementary design, engineering and fabrication capabilities to offer design-build solutions to our customers. We plan to integrate these core competencies to ultimately develop proprietary engineering designs for increasingly complex sub-systems work from OEMs and Tier 1 aerospace suppliers.

•
Expanding value-added services and solutions. We intend to grow by increasing the array of value-added services and solutions that we offer our customers. We believe that, by expanding our capability to integrate components into higher level aerospace assemblies and providing point of use kitting for our customers, we will enhance our reputation as a preferred supplier to aerospace manufacturers and improve our position in the aerospace supply chain. As OEMs and Tier 1 aerospace suppliers continue to outsource production of components and assemblies, we believe that we will be well positioned to capture additional sales and become an increasingly important provider to new and existing customers.

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

•
Improving inventory management. Given the current economic environment, we have set aggressive inventory reduction goals for 2009. We believe this will better position us for potential decreases in production rates by our customers.

•
Using lean techniques to maintain manufacturing margins.  We will seek to reduce waste throughout the organization and focus our efforts on set-up reductions, determining how to efficiently reduce lot sizes and lead times and various other techniques. We plan to continue our focus on applying lean techniques to maintain our manufacturing margins. In recent years, these techniques have been successfully used to improve our profitability and we believe they will serve as effective tools in maintaining our margins in a slowed economy with decreased production rates.

We believe that implementation of this strategy will enhance our ability to successfully compete in the future.  Our plans for the implementation of this strategy include:

•
Continuing our investment in production efficiencies and capacity.  We remain focused on targeted investment in our domestic production capabilities, while seeking more cost solutions by expanding into lower labor cost areas through direct investment in facilities or augmenting our supply chain.  We expect that additional future cost-saving opportunities will arise from increased productivity, further improvements to quality, lean manufacturing techniques, continued outsourcing of non-core activities and investment in human resources, software and improved processes designed to better manage supply chain procurement.

•
Pursuing strategic acquisitions.  We will continue to explore acquisition opportunities that will enhance our strategic position as a preferred supplier in the aerospace industry.  We believe we are well-positioned to take advantage of acquisition opportunities as consolidation trends continue in the aerospace industry. We believe that our ability to integrate strategic acquisitions with our current capabilities will enable us to capture additional market share and diversify our current businesses.

Financial Information About Our Business Segments

Financial information with respect to our business segments, including product line disclosures, revenues and operating earnings is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below, and in Note 15 of the Notes to Consolidated Financial Statements in Item 8 below.

Description of Business by Segment

We operate in two business segments consisting of our Aerostructures segment and our Engineering Services segment.  These two segments are described in detail below.

Through our Aerostructures segment, we assemble, kit, fabricate, machine, finish and integrate formed, close tolerance aluminum and specialty alloy components and sheet metal products primarily for large commercial, corporate, regional and military aircraft.  We manufacture more than 30,000 products for integration into a variety of aircraft platforms manufactured by leading OEMs, and Tier 1 aerospace suppliers, including Spirit AeroSystems, Gulfstream Aerospace Corporation, The Boeing Company, Sikorsky Aircraft Corporation, Vought Aircraft Industries, Bombardier, Inc. and Aviation Partners Boeing.  We are the sole-source provider, under long-term agreements, for many of the products that we provide.  Our primary aerospace products include:

•	leading edge wing slats and flapskins;
•	winglets and related wing modification kits;
•	fuselage and wing skins;
•	helicopter cabin and aft section components and assemblies;
•	wing panels;
•	door components, assemblies and floorbeams;
•	thrust reversers and engine nacelles/cowlings;
•	cockpit window frames and landing light lens assemblies;
•	detail interior components;
•	structural sheet metal and extruded components;
•	auxiliary power units;
•	housings and assemblies for gun turrets; and
•	various components and assemblies.

We also offer our customers value-added services related to the design, production, assembly and distribution of aerospace components, and deliver kits of products directly to customer points of use. We believe these value-added services strengthen our position as a preferred supplier by improving overall production efficiencies and value for our customers. These services include:

•	fabrication;
•	machining;
•	finishing;
•	assembly;
•	kitting; and
•	distribution.

Our Engineering Services segment, operated by our D3 Technologies, Inc., provides a complete range of design, engineering and program management services, supporting aircraft lifecycles from conceptual design, analysis and certification through production support, fleet support and service life extensions via a complete turnkey engineering solution, including:

•	structural design and analysis;
•	systems design and integration;
•	tool design and fabrication;
•	certification planning and support;
•	logistics and fleet maintainability;
•	complex program management support; and
•	avionics and tactical software development.

Our team of engineers has extensive experience across multiple disciplines, enabling us to creatively address the needs of our customers throughout the life cycle of our customers’ programs.  We have the ability to work with OEM customers to launch new programs by assisting in the preliminary and conceptual design, certification planning support, risk mitigation and producibility trade studies, and the development of high level program schedules and resource planning. Working with our customer in this early stage better positions us to provide tooling design support in the fabrication stage, as well as modifications and upgrades throughout the platform’s life cycle.

Additional Information

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

Customers and Products & Services

Customers

Our principal customers are primarily leading OEMs and Tier 1 suppliers in the corporate, regional, large commercial and military aircraft markets of the aerospace industry.   Through December 31, 2008, direct sales to our top three customers (Spirit AeroSystems, Gulfstream Aerospace Corporation, and The Boeing Company) accounted for a total of approximately 61% of our sales.  The loss of, or substantial reduction of orders from, any of these customers could materially affect our sales and profitability.  See Management’s Discussion and Analysis of Financial Condition – Results of Operations – Year ended December 31, 2008 compared to year ended December 31, 2007 – Aerostructures Segment in Item 7 below and Note 14 of the Notes to Consolidated Financial Statements in Item 8 below.

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

Products & Services

Our Aerostructures segment fabricates, machines and integrates formed, close tolerance aluminum and specialty alloy components for use by the aerospace, defense and technology industries. All of our components and assemblies are based on designs and specifications prepared and furnished by our customers.  Our Engineering Services segment provides a complete range of design, engineering and program management services for the aerospace industry.  Because we manufacture thousands of components and provide design services on various programs, no one component or service program accounts for a significant portion of our sales. The following table describes some of the principal products we manufacture and the structural design services we provide, as well as the models into which they are integrated:

Product & Services	Models
Aerostructures Segment
Leading edge assemblies, wing slats and flapskins/components
- Gulfstream Aerospace Corporation: G-450, G-550,
G-650
- The Boeing Company: 737, 777, 787
- Bombardier, Inc.: Learjet 45 & 60, Challenger
604/605Dash-8, CRJ 200/700/900/1000
- Cessna: Citation X
- Spirit AeroSystems : G-250, G-650

Winglets, wing modification kits	- The Boeing Company: 737, 757 - Aviation Partners Boeing: 767
Detail interior components	- Gulfstream Aerospace Corporation: G-350, G-450, G-550 - The Boeing Company: 727, 737, 747, 767, 777 - Lockheed Martin Aeronautics Company: C-130
Helicopter cabin components and assemblies	- Sikorsky Aircraft: UH-60 Black Hawk
Helicopter aft section components and assemblies	- Sikorsky Aircraft: UH-60 Black Hawk
Wing panels	- The Boeing Company: 747 - Bombardier, Inc.: CRJ 200/700/900
Door components, assemblies and floorbeams	- Gulfstream Aerospace Corporation: G-450 - The Boeing Company: 737, 747 - Bombardier, Inc.: Challenger 604 - Lockheed Martin Aeronautics Company: F-16 Fighting Falcon, C-130 Hercules
Thrust reversers and engine nacelles/cowlings	- Gulfstream Aerospace Corporation: G-450 - Boeing Commercial: 737, 747, 777 - Boeing Defense: B-52 Buffalo

Product & Services	Models

Cockpit window frames and landing light lens assembly
- Gulfstream Aerospace Corporation: G-350, G-450
- The Boeing Company: 737, 747, 767, 777, MD-80,
KC-10
- Bombardier, Inc.: Learjet 45 & 60, Challenger 300
- Lockheed Martin Aeronautics Company: F-16
Fighting Falcon
- Cessna: Citation III, VII and Excel

Fuselage and wing skin
- Gulfstream Aerospace Corporation: G-350, G-450,
G-550, G-650
- The Boeing Company: 737, 747, 767, 777, 787
- Bombardier, Inc.: Learjet 45 & 60, Dash-8, CRJ
200/700/900
- Lockheed Martin Aeronautics Company: F-16
Fighting Falcon, C-130 Hercules
- Cessna: Citation III

Structural sheet metal and extruded components
- Gulfstream Aerospace Corporation: G-350, G-450,
G-550, G-650
- Boeing Commercial: 737, 747, 767, 777
- Boeing Defense: F-15 Eagle, F/A-18 Hornet, C-17
Globemaster
- Bombardier, Inc.: CRJ 200/700/900
- Lockheed Martin Aeronautics Company: F-16
Fighting Falcon, C-130 Hercules

Auxiliary power unit components	- Gulfstream Aerospace Corporation: G-550 - The Boeing Company: V-22 Osprey
Fans, heat exchangers, and various assemblies	- Cymer: ELS 7000, ELS 6010 and XLA 100
Housings and assemblies for gun turrets	- The Boeing Company: AH-64 Apache - Alliant Techsystems, Inc.: AH-64 Apache
Various components and assemblies	- Gulfstream Aerospace Corporation: G-550 - Cymer: IntraLase FS Laser

Engineering Services Segment
Structural design and analysis
• Wing/wingbox, fuselage, empennage design
- Boeing Commercial: 767, 777, 747-8, 787-8/-9
- Spirit AeroSystems: Boeing 747-8, 787-8,
Gulfstream G-250, G-650, Sikorsky CH-53, Cessna
Citation Columbus
- Vought Aircraft Industries: Boeing 787-8
- Lockheed Martin Aeronautics Company: JSF F-35
- Bombardier, Inc.: Learjet L-85

• Winglet design	- Aviation Partners Boeing: 757, 767 - Spirit AeroSystems: Gulfstream G-250, G-650
• Nacelle, engine cowl, thrust reverser design	- NORDAM: PD427 Fan Cowl (Hawker 4000)

• Weight improvement engineering	- Boeing Commercial: 747-8, 787-8 - Spirit AeroSystems: Boeing 787-8, Gulfstream G-250, G-650 - Vought Aircraft Industries: Boeing 787-8
• Aircraft modification engineering	- Boeing Commercial: 747-LCF, 777-F - Boeing Defense: F/A-18A/B/C/D Hornet, F/A-18E/F Super Hornet, EA-18G Growler - Lockheed Martin Aeronautics Company: P3
Systems design and integration	- Boeing Commercial: 747-8, 787
Tool design and fabrication	- Boeing Commercial: 777, 747-8, 787 - Boeing Defense: MMA - Spirit AeroSystems: Boeing 747-8 - Vought Aircraft Industries: 787, 747-8, C-17
Aviation training system	- Northrop Grumman: C-2A Greyhound, E-2C Hawkeye, E-2D Advanced Hawkeye
Aviation maintenance engineering
- USS Nimitz (CVN-68), USS Abraham Lincoln
(CVN 72),  USS George Washington (CVN 73),
USS John C Stennis (CVN-74)
- Naval Air Station: Lemoore, CA, Oceana, VA, and
Atsugi, Japan
- Marine Corps Air Station: Cherry Point, NC,
Beaufort, SC, and Iwakuni, Japan

Aviation system software engineering
- Northrop Grumman: Fire Scout, Sea Scout
- Sikorsky Aircraft: SH-60 Sea Hawk, HH-60 Jay Hawk,  MH-
60 Black Hawk
- Space and Naval Warfare Systems Center (Pacific)
- Naval Air Station: Key West, FL, Jacksonville, FL

Manufacturing Process

Fabrication

We deliver a broad range of fabrication capabilities ranging from a single-piece component to complex, multiple-quantity orders. We can bend, stretch, draw, and stamp a myriad of materials including aluminum alloys, stainless steel, titanium, hasteloy and other metals.  We organize our manufacturing facilities by work centers focusing on a particular manufacturing process. Depending on the component, we utilize either a forming process or a machining process. Each work center is staffed by a team of operators who are supported by a supervisor, lead operators and quality inspectors. Throughout each stage of the manufacturing and finishing processes, we collect, maintain and evaluate data, including customer design inputs, process scheduling, material inventory, labor, inspection results and completion and delivery dates. Our information systems employ this data to provide accurate pricing and scheduling information to our customers as well as to establish production standards used to measure internal performance.

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

Machining

Our machining capabilities range from simple 2-axis to complex 5-axis milling.  State-of-the-art machining, computer numerical controls (“CNC”), programming tools, and highly trained operators assure that the machined products that we deliver meet specifications and exceed expectations. We produce components using close-tolerance machining methods. These methods involve the machining of various metals, such as stainless steel, aluminum, monel, kevlar and numerous varieties of steel and castings. We have the capability of machining steel and castings in both heat-treated and non-heat-treated conditions. The parts we manufacture using these close-tolerance machining methods are typically small to medium sized parts.

We process parts through conventional and CNC machining methods from raw material or castings up to and including assembly processes. In addition, complex machining of parts is accomplished through the use of engineering set-ups to produce intricate and close tolerances with very restrictive finish requirements. Each machining facility is also set up to complete turnkey, research and development projects to better support customers’ engineering changes.

Value-Added Services

In addition to the products we sell, each segment offers various value-added services that are intended to result in both cost and time savings. These services include:

•	finishing;
•	assembly;
•	kitting;
•	distribution;
•	engineered tool design, fabrication and repair; and
•	prototyping and manufacturing producibility design.

Finishing

Our finishing plant is located in Tulsa, Oklahoma, and offers chemical milling, processing, painting and polishing functionalities.  We deliver finished projects that meet or exceed standards of our commercial, business jet and military aircraft customers.  We have received quality approvals from most major aircraft manufacturers in the United States and Canada.

Assembly

We are an industry leader in the assembly of multiple-detail components into large sub-assemblies or finished-assemblies.  We apply this critical manufacturing step to a range of products in the commercial and business jet markets, as well as military aviation, for both fixed-wing and rotor craft.  Customers who receive our assemblies include The Boeing Company, Sikorsky Aircraft Corporation and Gulfstream Aerospace Corporation.

Kitting

In support of our customers’ lean and best practice initiatives, we offer kitting services to help streamline the flow of components to their assembly lines. Our distribution facilities in Savannah, Georgia and Tulsa, Oklahoma are designed to kit manufactured components and deliver to customer points of use in a just-in-time manner. These locations also serve as warehousing and detail storage facilities where finished goods may be stored and kitted to customer specification, upon demand.

Distribution

We deliver value-added service to our customers through our distribution centers located in Tulsa, Oklahoma, and Savannah, Georgia.  These facilities are designed with high-density storage and narrow-aisle parts retrieval systems that support storage and direct shipping of products to our customers’ points of use.  This warehousing and just-in-time delivery supports and conforms to our customers’ lean manufacturing processes.

Backlog

Our Engineering Services segment does not utilize backlog to monitor its operations.  Our Aerostructures segment’s backlog is displayed in the following table:

	As of December 31, ($ in millions)
	2008	2007
Total	$250.3	$160.9
Portion deliverable within 12 months	$184.0	$126.0

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

Raw Materials and Procurement Practices

We manufacture the majority of our components from aerospace quality aluminum sheet metal and extrusion. We also use steel, titanium, inconel, monel and other metals to support the balance of our components.  We purchase the majority of these materials through a contract we have negotiated with a mill as well as contracts certain of our customers have negotiated with distributors. These contracts are designed to provide an adequate supply of material at predictable pricing levels. If supply is not available or we need a product that is not covered under these agreements, we use a variety of mills and distributors to support our needs. We believe that currently there are adequate alternative sources of supply. During 2008, we purchased approximately 64% of the raw materials used in production from three suppliers.

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

Quality Assurance and Control

Our Aerospace Quality Systems are continuously reviewed and updated to comply with the requirements of ISO9001-2000/AS9100 Revision B and Nadcap (National Aerospace and Defense Contractors Accreditation Program) special processes quality requirements. The continuous review and updating of our processes have allowed our fabrication facilities, with third party ISO9001-2000/AS9100 registrations from National Quality Assurance, USA and Perry Johnson Registrars and Performance Review Institute, to maintain those certifications for 2009 and beyond. Our Engineering Services segment’s quality management system is continuously reviewed and updated to comply with the requirements of ISO9001-2000/ AS9100 Revision B.

This attention to quality system and business processes has allowed us to remain an approved supplier for many of the leading OEMs and Tier 1 suppliers such as Gulfstream Aerospace Corporation, The Boeing Company, Bombardier, Inc., Sikorsky Aircraft Corporation, Spirit AeroSystems, Lockheed Martin Aeronautics, Cessna, Raytheon Company, Goodrich and others.

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

We use the AS9102 Rev A standard and forms to perform First Article Inspections. Our Corporate Quality Group maintains our Approved Supplier List (“ASL”) for all facilities. This includes reviewing surveys, performing on-site audits and constant monitoring of customer ASLs to verify that suppliers are maintaining their customers’ direct approvals.

Our Engineering Services segment’s monthly management review meetings are performed with the segment’s executive level team on all internal processes and performance to ensure that we meet expectations with positive measurable results. All suppliers of our Engineering Services segment are approved through our supplier rating system and are maintained in our ASL database. All fabrication suppliers of our Engineering Services segment are reviewed on a continual basis with documented quality performance reviews and quality deliverable reviews. All certification documentation is reviewed through preliminary design reviews and critical design reviews by our engineering department and is routed through our internal quality design verification group for verification and validation of data. All Engineering Services sites are required to go through a robust quality assurance internal audit program every year to ensure the effectiveness of our quality management system structure. All final audit reports are reviewed by the segment’s executive level team, site director, and internal audit team on all audit findings, to assess required process improvements.

Sales and Marketing

Our Aerostructures sales and marketing team targets four market sectors: corporate and regional aircraft, large commercial aircraft, military aircraft and non-aerospace. We utilize five Program Managers to support these sectors. At each of our facilities, customer service representatives establish and maintain a business relationship between customers and our production and fabrication business units with a focus on customer satisfaction.

Awards of new work for the Aerostructures segment are generally processed by a Request for Quotation (“RFQ”).  Upon receipt, the RFQ is reviewed by a team consisting of senior management, a Program Manager, Advanced Manufacturing Engineering personnel, Fabrication Plant Management and/or Engineering personnel, as appropriate, and Estimating personnel.  If the team determines that the project fits our strategic goals and is within our manufacturing and supply chain management capabilities, a Proposal Response is developed.  The majority of new programs are awarded on a competitive bid basis.  Following award, the project is reviewed for consistency with existing work and the amount of development required.  If engineering is evolving and the effort spans multiple fabrication plants, a Project Manager and support team are assigned.  The New Projects Team will coordinate customer requirements, schedule, and manufacturing approach across the operations organization.  Throughout the process, the Aerostructures Program Management Office (“PMO”) provides performance data and metrics to the Project Manager.  PMO also coordinates with the Project Team on a regular basis for changes to be communicated with the customer.  There are multiple levels of communication with our customers that include the Program Manager (primarily for on-going efforts), the Project Manager, PMO (for development efforts) and Corporate/Plant Engineering for clarification of requirements and resolution of issues.

The Marketing and Business Development team for the Engineering Services segment serves as the main focal point for sales and marketing activities relating to design-build programs, working in conjunction with Program Managers, Manager of New Business Development and other LMI corporate personnel to ensure seamless customer service and integrated responses to customer inquiries.  This team’s main areas of responsibility include establishing and maintaining ongoing business relationships with our engineering services customer base, managing responses to all proposal activity within the Engineering Services segment, and facilitating the cross functional execution of our business strategy as it pertains to marketing and business development. All employees of the Engineering Services segment who come in contact with customers are also a part of the Marketing and Business Development team.  The Directors of Engineering Operations, the Program Management Organization, and the organizations they oversee, directly engage with existing customers and programs. All internal organizations work together to maintain and expand new and existing customer relationships.

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

In all of our industries, some of our competitors, including business units affiliated with our customers, have substantially greater financial, production and other resources than we have. We also believe that foreign aerospace manufacturers and engineering service providers are becoming an increasing source of competition, due largely to foreign manufacturers’ access to low-cost labor. Within the aerospace industry, the prevalence of industry participation commitments, pursuant to which domestic OEMs agree to award production work to foreign manufacturers in order to obtain work orders from that country, is also driving this trend.

Governmental Regulations and Environmental Compliance

Our operations are subject to extensive and frequently changing federal, state and local laws and substantial regulation by government agencies, including the United States Environmental Protection Agency, the United States Occupational Safety and Health Administration and the Federal Aviation Administration. Among other matters, these agencies impose requirements that:

•	regulate the handling, transportation and disposal of hazardous materials generated or used by us during the normal course of our operations;

•	govern the health and safety of our employees; and

•	require that we meet standards and licensing requirements for aerospace components.

This extensive regulatory framework imposes significant compliance burdens and risks and, as a result, may substantially affect our operational costs.

In addition, we may become liable for the costs of removal or remediation of hazardous substances released on or in our facilities without regard to whether we knew of, or caused, the release of such substances.  Furthermore, we are subject to U.S. Export Regulations, including the Arms Export Control Act (“AECA”), and the associated International Traffic in Arms Regulations (“ITAR”), as well as other federal regulations promulgated by various departments within the U.S. government.

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

Employees

As of December 31, 2008, we had approximately 1,350 permanent employees, of whom 11 served in executive positions, approximately 340 were engineers and engineering-related personnel, 150 served in administrative positions and 840 were engaged in manufacturing operations. In addition, we also used the services of approximately 60 temporary employees. None of our employees are subject to a collective bargaining agreement, and we have not experienced any material business interruption as a result of labor disputes since our inception. We believe we have an excellent relationship with our employees.

We strive to continuously train and educate our employees, which enhances the skill and flexibility of our work force. Through the use of internally developed programs, which include formal classroom and on-the-job, hands-on training, lean manufacturing training developed jointly with external resources and our tuition reimbursement programs, we seek to attract, develop and retain the personnel necessary to achieve our growth and profitability objectives.

Seasonality

We do not generally experience any seasonality in the demand for our products.  However, profitability of our Engineering Services segment could be impacted by reduced billable hours in the fourth quarter due to concentration of holidays and vacation days.

Foreign Operations

The Company has a manufacturing facility in Mexico.  The Company did not have any sales to a foreign country greater than 5% of its total sales in 2008, 2007 and 2006, respectively.  The amounts of profitability and identifiable assets attributable to foreign sales activity are not material when compared with revenue, profitability and identifiable assets attributed to United States domestic operations during 2008, 2007 and 2006. The Company is not subject to any significant foreign currency risks since all sales are made in United States dollars.  See Risk Factors – Risks Related to Our Business – Risks associated with foreign operations could adversely impact the Company in Item 1A below.

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

As of December 31, 2008, 61% of our aggregate sales were dependent upon relationships with three major customers: Spirit AeroSystems, The Boeing Company, and Gulfstream Aerospace Corporation. Although a majority of our sales, including sales to these customers, are made pursuant to long-term agreements, these agreements are generally terminable upon written notice by the customer and typically do not require the customer to purchase any specific quantity of products. As a result, our sales under these agreements may not continue for the full term of the agreements or be consistent with historical sales levels. Additionally, the loss of any one of these customers, or a significant reduction in the amount of orders received from any one of these customers, could cause a significant decrease in our net sales and profitability. We anticipate that a small number of large customers will continue to represent a significant portion of our sales for the foreseeable future. See “Item 1. Business — Customers and Products & Services - Customers.”

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

A material portion of our sales (22.5% in 2008) is derived from the military market. The military market is largely dependent upon government budgets, particularly the U.S. defense budget. The funding of government programs is subject to Congressional appropriation. Although multi-year contracts may be authorized in connection with major procurements, Congress generally appropriates funds on a fiscal year basis, even though a program may be expected to continue for several years. Consequently, programs, including those that require our components, may be only partially funded or never enter full-scale production as expected. As a result, future U.S. defense spending may not be allocated to programs that would benefit our business or at levels that we had anticipated. A decrease in levels of defense spending or the government’s termination of, or failure to fully fund, one or more of the contracts for the programs in which we participate would adversely impact our revenues and cash flow.

Our performance may be affected by the economic conditions in the United States and in other nations where our customers do business.

Declining economic conditions may have a negative impact on overall demand for our products.  As a result, our consolidated results of operations, our financial condition and our cash flows could be reduced as a direct result of a global economic recession.

Access to funding through the capital markets is essential to the execution of our business plan and, if we are unable to maintain such access, we could experience a material adverse effect on our business and financial results.

Our ability to invest in our businesses, fund our operations and contractual commitments, make strategic acquisitions and refinance maturing debt obligations requires access to the capital markets and sufficient bank credit lines to support short-term borrowings.  The current economic environment has resulted in a deterioration in credit markets, making borrowing more difficult.  If we are unable to continue to access the capital markets as a result of, for example, disruption or declines in the capital markets and/or a decline in our financial performance or outlook or credit ratings, we could experience a material adverse effect on our business and financial results.

We may not realize all of the sales expected from our existing backlog.

As of December 31, 2008, we had approximately $250 million of order backlog. We consider backlog to be firm customer orders for future delivery. From time to time, our OEM customers provide projections of components and assemblies that they anticipate purchasing in the future under new and existing programs. These projections are not included in our backlog unless we have received a firm purchase order or order commitment from our customers. Our customers may have the right, under certain circumstances and with certain penalties or consequences, to terminate, reduce or defer firm orders that we have in backlog. If our customers terminate, reduce or defer firm orders, we may be protected from certain costs and losses, but our sales will nevertheless be adversely affected.

Given the nature of our industry and customers, there is always a risk that orders may be cancelled or rescheduled due to fluctuation in our customers’ business needs, purchasing budgets or inventory management practices. Moreover, our realization of sales from new and existing programs is inherently subject to a number of important risks and uncertainties, including the possibility that our customers will not launch programs on time, or at all, the number of units that our customers will actually produce may change or the timing of production may be altered. Also, until firm orders are pledged, our customers generally have the right to discontinue a program or replace us with another supplier at any time without penalty. Our failure to realize sales from new and existing programs would adversely impact our net sales, results of operations and cash flow.

We may be required to risk our capital to continue existing partnerships or develop new strategic partnerships with OEMs.

Many OEMs are moving toward developing strategic, and sometimes risk-sharing, partnerships with their larger suppliers. Each strategic partner provides an array of integrated services, including purchasing, warehousing and assembly for OEM customers. We have been designated as a strategic partner by some OEMs and are striving to become a strategic partner of other OEMs. In order to maintain our current strategic partnerships and establish new ones, we will likely need to expand our existing capacities or capabilities. We may not, however, have the financial ability or technical expertise to do so.

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

As we pursue our long-term growth strategy, we will be providing to our customers increasingly sophisticated components, value-added services and design-build programs. In addition, many OEMs are moving toward developing strategic partnerships with their larger suppliers, which are providing purchasing, warehousing and assembly services. The increased complexity of our products, the expected increased outsourcing of non-core activities and the value-added services we are providing to our customers require us to maintain and manage an effective supply chain to assure timely delivery to us of quality components needed to meet our delivery schedules. Failure to procure from our suppliers quality components on a timely basis could decrease customer satisfaction, and thus our competitiveness, and could also result in lost revenue due to contractual penalties or lost sales.

Risks associated with foreign operations could adversely impact the Company.

The Company operates a facility in Mexico. Doing business in foreign countries is also subject to various risks, including political instability, local economic conditions, foreign government regulatory requirements, trade tariffs and the potentially limited availability of skilled labor in proximity to the Company’s facilities.  The Company has been operating its Mexican facility through a Maquiladora arrangement with a Mexican company, the term of which has expired in accordance with its terms.  The Company and the Mexican company have agreed to continue to operate pursuant to the terms of this arrangement, pending the execution of a renewal, but no assurances can be given that the arrangement will be renewed or, if renewed, on terms as favorable.  If the Company is unable to renew this arrangement on terms satisfactory to it, the Company may incur increased labor costs and/or experience a disruption in its operations in Mexico.

Our facilities are located in regions that are affected by natural disasters.

Several of our facilities are located in regions that have an increased risk of earthquake activity, and one of our facilities has experienced damage due to floods. Although we maintain earthquake and flood loss insurance where necessary, an earthquake, flood or other natural disaster could disrupt our business, result in significant recovery costs and cause our productivity and profits to decrease.

We may be required to record material impairment charges for goodwill and other intangible assets, which would reduce our net income and earnings per share.

Current accounting standards require a periodic review of goodwill and other intangible assets for impairment in value if circumstances indicate that the carrying amount will not be recoverable.  In assessing the recoverability of our goodwill and other intangible assets, management is required to make certain critical estimates and assumptions, particularly as to manufacturing efficiency, the achievement of reductions in operating costs, and increased sales and backlog. If any of these or other estimates and assumptions are not realized in the future, we may be required to record impairment charges for goodwill and other intangible assets, which charges will reduce net income and earnings per share.

Risks associated with acquisitions could result in increased costs and production inefficiencies.

A key element of our growth strategy continues to be expansion of our business through the acquisition of complementary businesses involved in the aerospace industry and strategic acquisitions that will provide us with access to new industries, product lines and technology. Our ability to expand by acquisition is dependent upon, and may be limited by, the availability of suitable acquisition candidates, our capital resources, and available credit which is currently less certain. Acquisition risks include:

•	difficulties in assimilating the operations and personnel of acquired companies;

•	difficulties associated with implementing and integrating new product lines and meeting new tolerance requirements;

•	difficulties in accurately pricing new products;

•	the failure to realize potential cost savings or other financial and strategic benefits;

•	the incurrence of substantial unanticipated integration costs;

•	the potential loss of key employees of the acquired companies;

•	the incurrence of substantial, additional indebtedness in funding such acquisitions;

•	significant strain on our managerial, financial and other resources; and

•	potential goodwill and intangible asset impairment.

Furthermore, although we will investigate the business operations and assets of entities that we acquire, there may be liabilities that we fail or are unable to discover and for which we, as a successor owner or operator, may be liable. Also, the necessity of integrating our internal controls over financial reporting with businesses acquired by us in order to meet the requirements of Section 404 of the Sarbanes - Oxley Act of 2002 will add additional cost and expense to acquisitions and expose us to the risk that we may not be successful in integrating our internal controls over financial reporting with that of the acquired business on a timely basis.

Certain newer aircraft platforms include fewer metal products and could, over time, limit our ability to grow.

Newer military aircraft, such as the Lockheed Martin F-35 Series, and newer aircraft designs for large commercial aircraft, such as the Boeing 787, include more composite and other non-metal components than previous models. Additionally, redesigns of existing platforms could include greater amounts of non-metal components. Although we are in the process of developing and/or acquiring non-metallic production capabilities, we currently do not have the capability to produce non-metal components. If we are unsuccessful in developing and/or acquiring such production expertise, the trend toward the use of non-metal components could limit our opportunities for new work, cause the loss of certain existing work and increase the competitive environment with other suppliers of metal components.

Anti-takeover statutes and anti-takeover provisions in our organizational documents may discourage our acquisition by a third party, which could limit your opportunity to sell your shares at a premium.

Our restated articles of incorporation and amended and restated bylaws contain certain provisions that reduce the probability of a change of control or acquisition of our company. These provisions include, among other things:

•
the ability of our Board of Directors to issue preferred stock in one or more series with such rights, obligations and preferences as the Board of Directors may determine, without any further vote or action by our shareholders;

•	advanced notice procedures for shareholders to nominate candidates for election of directors and for shareholders to submit proposals for consideration at shareholders’ meetings;

•	the staggered election of our directors; and

•	restrictions on the ability of shareholders to call special meetings of shareholders.

In addition, we are subject to Section 459 of the General and Business Corporation Law of Missouri, which, under certain circumstances, may prohibit a business combination with any shareholder holding 20% or more of our outstanding voting power. This provision may have the effect of delaying, deterring or preventing certain potential acquisitions or a change of control of the Company.

If our directors and executive officers choose to act together, they will exercise voting control over matters requiring approval by our shareholders.

As of December 31, 2008, our directors and executive officers beneficially owned approximately 26% of our common stock. As a result, these shareholders, acting together, would be able to effectively control all matters requiring approval by our shareholders, including the election of our directors and any merger, sale of assets or other change of control transaction.

Risks Related to Our Industry

We are subject to the cyclical nature of the aerospace industry, and any future downturn in the aerospace industry or general economic conditions could cause our sales and operating income to decrease.

We derive approximately 97% of our revenue from the sale of services and components for the aerospace industry. Consequently, our business is directly affected by certain characteristics and trends of the aerospace industry or general economic conditions that affect our customers, such as:

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

In the event that these characteristics and trends adversely affect customers in the aerospace industry, they will reduce the overall demand for our products and services, thereby decreasing our sales and operating income.

The commercial aerospace industry may be adversely affected by high fuel prices and disruptions in the supply of fuel, which could adversely impact the demand for our products.

Fuel prices are volatile, having increased substantially in the last few years and spiked at record high levels in 2008 before falling dramatically during the latter part of the year.  Factors influencing fuel prices include weather-related events, natural disasters, limited refining capacity, political disruptions or wars involving oil-producing countries, changes in governmental policy concerning aircraft fuel production, transportation and marketing, and other unpredictable events may result in fuel supply shortages and fuel price increases in the future, which could negatively impact the commercial aerospace industry and, thus, the demand for our products.

The global economic recession has resulted in weaker demand for air travel, which could adversely affect the demand for our products.

As the effects of the global economic recession have been felt in domestic and international commercial aerospace markets, demand for commercial air travel has weakened, and the challenging operating environment currently faced by commercial airlines is expected to continue.  As a result, some commercial airlines have reduced their capacity.  Capital spending by commercial airlines may be negatively influenced by a wide variety of factors, including current and predicted traffic levels, load factors, aircraft fuel prices and general economic conditions, all of which could reduce both the demand for air travel and the demand for our products from our customers.  In addition, continued weakness in economic conditions may cause our customers to request that firm orders be rescheduled or canceled, which could have an adverse effect on our financial performance or results of operations.

Terrorist attacks could reduce demand for our large commercial, corporate and regional products and services.

Acts of sabotage or terrorism or adverse results to the United States or its military conflicts, such as the current conflict in Iraq, would likely have an adverse impact on the large commercial, corporate and regional aircraft industries, which could lead to reduced demand for our products and services. Prior industry downturns caused by such acts or results have negatively affected our Aerostructures segment’s sales, gross margin, net income and cash flow. In particular, we and the aerospace industry suffered significantly as a result of the events of September 11, 2001, the events of which caused a substantial downturn in new large commercial aircraft deliveries and order cancellations or deferrals by major domestic and international air carriers.

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

Decreases in the availability or increases in the cost of our raw materials will increase our operating costs.

Most of our components are manufactured from aluminum products. From time to time, we, and the aerospace components industry as a whole, have experienced shortages in the availability of aerospace quality aluminum. In addition, we utilize certain materials in the manufacture of our non-aerospace products that, in some cases, may be provided by a limited number of suppliers. Raw material shortages could limit our ability to meet our production needs and adversely affect our ability to deliver products to our customers on a timely basis. Also, raw material shortages and capacity constraints at our raw material producers are outside of our control and can cause the price of aluminum to increase. Any significant shortage or price escalation of raw materials such as aluminum could increase our operating costs, which will likely reduce our profits.

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

While we require Federal Aviation Administration certifications only to a limited extent, we typically are required to maintain third-party registrations with respect to industry specification standards, such as AS9100 and National Aerospace and Defense Contractors Accreditation Program (“Nadcap”), for our quality systems and processes. In fact, many individual OEMs and Tier 1 suppliers require certifications or approvals of our work for them based on third-party registrations in order to engineer and serve the systems and components used in specific aircraft models. If material OEM certifications or approvals were revoked or suspended, OEMs may cease purchasing our products.

We are also subject to U.S. Export Regulations, including the Arms Export Control Act (“AECA”) and associated International Traffic in Arms Regulations (“ITAR”).

Moreover, if in the future new or more stringent governmental regulations are adopted, or industry oversight heightened, such action could result in our incurrence of significant additional costs.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Facilities

The following table provides certain information with respect to our headquarters and manufacturing, and engineering centers:
Location	Principal Use	Square Footage	Interest
Aerostructures Segment
3600 Mueller Road St. Charles, Missouri	Administrative Offices and Manufacturing Center	62,590	Leased(1)
411 Fountain Lakes Blvd. St. Charles, Missouri	Executive and Administrative Offices and Manufacturing Center	65,580	Leased(2)
3030-3050 N. Hwy 94 St. Charles, Missouri	Plant Offices, Manufacturing Center and Storage	92,740	Leased(3)
101 Western Ave. So. Auburn, Washington	Manufacturing Center	79,120	Leased(4)
2629-2635 Esthner Ct. Wichita, Kansas	Manufacturing Center	31,000	Leased(5)
2621 W. Esthner Ct. Wichita, Kansas	Manufacturing Center and Administrative Offices	39,880	Leased(6)
2104 N. 170th St. E. Ave. Tulsa, Oklahoma	Finishing and Manufacturing Facility	75,000	Leased(7)
5270 N Skiatook Road Catoosa, Oklahoma	Distribution Center	80,000	Leased(8)
14813 Trinity Boulevard Fort Worth, Texas	Machining Facility	21,030	Leased(9)
101 Coleman Blvd. Savannah, Georgia	Distribution Center	86,200	Leased(10)
A.V. Eucalipto, #2351 Col. Rivera Modula Cy D, C.P. 21259 Mexicali, Baja California, Mexico	Offices and Manufacturing Center	74,200	Leased(11)
8866 Laurel Canyon Blvd. Sun Valley, California	Office and Manufacturing	26,200	Leased(12)
11011-11021 Olinda Street Sun Valley, California	Office, Manufacturing and Storage	22,320	Leased(13)
1377 Specialty Drive Vista, California	Office and Manufacturing	85,000	Leased(14)
Engineering Services Segment
4838 Ronson Court San Diego, California	Administrative Offices and Engineering	16,360	Leased(15)
8217 44th Ave. West Mukilteo, Washington	Engineering	18,050	Leased(16)
8223 44th Ave. West Mukilteo, Washington	Engineering	9,890	Leased(17)

We believe that the space and location of our current facilities will be sufficient to reach the level of sales and production projected for the current year.

__________________________________
(1)
Subject to graduated yearly rent payments of $381,960 to $549,580 during the lease term. The lease expires on February 28, 2025, subject to our option to extend the lease for four additional five-year terms.

(2)
Subject to graduated yearly rent payments of $397,570 to $528,730 during the lease term.  The lease expires on February 28, 2017, subject to our options to extend the lease for two additional three-year terms.

(3)
Subject to graduated yearly rent payments of $250,010 to $359,710 during the lease term. The lease expires on February 28, 2025, subject to our option to extend the lease for four additional five-year terms.

(4)	Subject to yearly rent payments of $492,000 through lease expiration date of June 30, 2011; we retain the option to extend the lease for two additional three-year terms.

(5)
Subject to graduated yearly rent payments of $122,330 to $176,000 during the lease term. The lease expires on February 28, 2025, subject to our option to extend the lease for four additional five-year terms.

(6)	Subject to yearly rent payments of $148,620 and expires on July 31, 2009; we retain the option to extend the lease for an additional five years.

(7)
Subject to graduated yearly rent payments of $156,250 to $224,820 during the lease term. The lease expires on February 28, 2025, subject to our option to extend the lease for four additional five-year terms.

(8)	Subject to yearly rent payments of $329,440 and expires on April 30, 2014.

(9)	Subject to graduated yearly rent payments of $94,640 to $100,960 through August 31, 2013; we retain the option to extend the lease for two additional five-year terms.

(10)	Subject to yearly rent payments of $478,410 to $495,650 through August 31, 2015; we retain the option to extend the lease for three additional five-year terms.

(11)
Subject to graduated yearly rent payments of $402,810 to $470,030 during the lease term. The lease expires on August 31, 2014, subject to our option to extend the lease for one additional five-year term.  Pursuant to an oral agreement, the Company is responsible for the rental payments of this leased facility.  See Risk Factors – Risks Related to Our Business – Risks associated with foreign operations could adversely impact the Company in Item 1A above.

(12)	Subject to yearly rent payments of $182,350 and expires on March 31, 2009; we retain an option to extend the lease for one additional three-year term and one additional two-year term.

(13)	Subject to yearly rent payments of $160,700 and expires on March 31, 2009.

(14)
Subject to graduated yearly rent payments of $451,780 to $572,300 during the lease term. The lease expires on September 30, 2013, subject to our option to extend the lease for two additional five-year terms.

(15)	Subject to graduated yearly rent payments of $206,080 to $222,890 during the lease term; the lease expires on March 31, 2009.

(16)
Subject to graduated yearly rent payments of $232,030 to $261,190 during the lease term.  The lease expires on December 31, 2011, subject to our option to extend the lease for four additional one-year terms.

(17)	Month to month lease with monthly rental of $11,000 through March 31, 2009.

ITEM 3.  LEGAL PROCEEDINGS.

We are not a party to any legal proceedings, other than routine claims and lawsuits arising in the ordinary course of our business. We do not believe such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY  HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock is traded on The NASDAQ Stock Market LLC under the symbol “LMIA.” The following table sets forth the range of high and low sales prices for the Company’s common stock for the periods indicated during the Company’s past two fiscal years:

Period	High	Low

Fiscal 2008
1st quarter	$26.26	$16.08
2nd quarter	$22.45	$17.00
3rd quarter	$26.14	$15.46
4th quarter	$20.74	$6.48
Fiscal 2007
1st quarter	$20.80	$15.48
2nd quarter	$25.50	$17.76
3rd quarter	$27.20	$19.69
4th quarter	$30.91	$22.66

Holders

As of March 6, 2009, there were approximately 149 holders of record of the Company’s common stock.

Dividends

We have not historically declared or paid cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Our credit facility prohibits us from declaring a dividend with respect to our common stock without the lender’s approval. We currently intend to retain our earnings, if any, and reinvest them in the development of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

On July 7, 2005, our shareholders approved the LMI Aerospace, Inc. 2005 Long-term Incentive Plan (the “2005 Plan”). The 2005 Plan is the Company’s only compensation plan under which the Company’s common stock is authorized for issuance to employees or directors. The 2005 Plan provides for the grant of non-qualified stock options, incentive stock options, shares of restricted stock, restricted stock units, stock appreciation rights, performance awards, and other stock-based awards and cash bonus awards.  Up to 1,200,000 shares of common stock are authorized for issuance under the 2005 Plan.

The following table summarizes information about our equity compensation plan as of December 31, 2008. All outstanding awards relate to the Company’s common stock.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)(1)	(b)	(c)(2)
Equity compensation plans approved by security holders:
2005 Long-Term Incentive Plan	63,890	$2.81	662,913
Equity compensation plans not approved by security holders	-	-	-
Total	63,890	$2.81	662,913

(1)	Share total is exclusive of 294,774 shares of unvested restricted stock outstanding with a $22.78 per share weighted-average grant date fair market value.

(2)	This column includes securities remaining for issuance as restricted stock.

Issuer Purchases of Equity Securities

In 1998, the Company’s Board of Directors authorized the repurchase of up to 1,100,000 shares.  As of December 31, 2008, the Company had purchased 960,520 shares under this arrangement, but the Company made no purchases of stock under this arrangement during 2008.

Performance Graph

Set forth below is a line graph presentation comparing the yearly percentage change in cumulative total shareholder returns since December 31, 2003 on an indexed basis with the S & P 500 Index and the S&P Small Cap Aerospace/Defense Index, which is a nationally recognized industry standard index.

The following graph assumes the investment of $100 in LMI Aerospace, Inc. common stock, the S & P 500 Index and the S&P Small Cap Aerospace/Defense Index as well as the reinvestment of all dividends.  There can be no assurance that the performance of the Company’s common stock will continue into the future with the same or similar trend depicted in the graph below.

ITEM 6.  SELECTED FINANCIAL DATA.

The selected financial data set forth below for each of the five years ended December 31, 2008, should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements, related notes and other financial information included herein. The financial data for the years ended December 31, 2004 through 2008 was derived from our consolidated financial statements for those periods that were audited by BDO Seidman, LLP, independent registered public accounting firm.

(Dollar amounts in thousands, except share and per share data)
	2008	2007(1)	2006	2005	2004
Statement of Operations Data:

Net sales	$239,462	$168,502	$122,993	$101,073	$85,908
Cost of sales	178,347	123,588	89,527	76,326	69,510
Gross profit	61,115	44,914	33,466	24,747	16,398
Selling, general & administrative expenses (2)	33,128	23,466	17,243	14,474	13,870
Impairment of goodwill (3)	2,303	-	-	-	-
Income from operations	25,684	21,448	16,223	10,273	2,528
Other income (expense)
Interest expense	(1,815)	(902)	(93)	(2,019)	(2,175)
Other income (expense), net	10	(20)	(121)	30	313
Total other income (expense)	(1,805)	(922)	(214)	(1,989)	(1,862)
Income before income taxes	23,879	20,526	16,009	8,284	666
Provision for income taxes	8,611	7,369	5,334	3,133	236
Net income	$15,268	$13,157	$10,675	$5,151	$430

Amounts per common share:
Net income	$1.36	$1.18	$1.02	$0.62	$0.05
Net income - assuming dilution	$1.35	$1.17	$1.01	$0.61	$0.05
Weighted average common shares outstanding	11,198,610	11,157,396	10,494,747	8,291,337	8,186,158
Weighted average dilutive common shares outstanding	11,301,382	11,288,486	10,615,251	8,401,426	8,200,114

Other Financial Data:
Capital expenditures	$8,055	$6,570	$6,671	$2,903	$1,266
Cash flows from operating activities	8,993	3,166	6,160	5,342	7,426
Cash flows used by investing activities	(5,867)	(56,055)	(4,964)	(2,786)	(314)
Cash flows from (used by) financing activities	(3,179)	28,560	23,180	(2,935)	(7,119)
Gross profit margin	25.5%	26.7%	27.2%	24.5%	19.1%

Balance Sheet Data:
Cash and equivalents	$29	$82	$24,411	$35	$414
Working capital	68,780	51,689	65,411	28,941	25,593
Total assets	182,347	166,597	108,610	71,957	65,381
Total long-term debt, excluding current portion	25,536	29,022	583	15,462	18,583
Shareholders' equity	122,800	104,827	90,510	39,832	34,352

(1)
Includes results of D3 Technologies, Inc. for the five-month period commencing on our acquisition of D3 Technologies, Inc. on July 31, 2007.  See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Year ended December 31, 2007 compared to year ended December 31, 2006.

(2)
Includes a charge of $288 in 2008 for the remaining balance of customer intangibles from the acquisition of Technical Change Associates, Inc. (“TCA”) in 2006. The Company ceased operations of TCA as of December 31, 2008. Also includes restructuring charges of $8 and $923 for the years ended December 31, 2005 and 2004, respectively.  There were no restructuring charges for the years ended December 31, 2008, 2007 and 2006.

(3)
In the fourth quarter of 2008, the Company recorded a non-cash charge of $2,303 at the Aerostructures segment (relating to Tempco Engineering, Inc.) for the impairment of goodwill.  The test as of October 1, 2008 indicated that the book value of Tempco Engineering, Inc. exceeded the fair value of the business.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a leading provider of design engineering services, structural, assemblies, kits and components to the aerospace, defense, and technology markets.  We primarily sell our products and services to the large commercial, military, corporate and regional aircraft, and technology markets.  Historically, our business was primarily dependent on the large commercial aircraft market, specifically with one principal customer. In order to diversify our product and customer base, we implemented an acquisition and marketing strategy in the late 1990’s that has broadened the number of industries to which we sell our products and services and, within the aerospace industry, diversified our customer base to reduce our dependence on any one principal customer.  Our acquisition of D3 Technologies, Inc. in 2007 was in furtherance of our growth strategy of increasing the array of value-added services and solutions that we offer to our customers. We believe that OEMs and Tier 1 aerospace companies will continue the trend of selecting their suppliers based upon the breadth of more complex and sophisticated design and manufacturing capabilities and value-added services and the ability of their suppliers to manage large production programs.

In accordance with the criteria set forth in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we are organized into two reportable segments: the Aerostructures segment and the Engineering Services segment.  The Aerostructures segment fabricates, machines, assembles, and kits formed, close tolerance aluminum and specialty alloy components and sheet metal products for use by the aerospace, semiconductor and medical products industries. The Engineering Services segment, comprised of the operations of D3 Technologies, Inc. provides engineering solutions to commercial and military aviation, aerospace, military weapons systems, marine and industrial markets.

The following table illustrates our sales percentages to our primary industries and markets over the last three years.

Market	2008	2007	2006
Corporate and regional aircraft	34.7%	34.3%	38.6%
Large commercial aircraft	36.3%	35.4%	30.7%
Military	22.5%	22.5%	21.5%
Technology	3.0%	4.3%	5.0%
Other (1)	3.5%	3.5%	4.2%
Total	100.0%	100.0%	100.0%
__________________________________________________

(1)           Includes commercial consulting services, and various aerospace products.

Results of Operations

Year ended December 31, 2008 compared to year ended December 31, 2007

The following table provides the comparative data for 2008 and 2007:

	2008
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$150.8	$89.9	$(1.2)	$239.5
Cost of sales	108.1	71.4	(1.2)	178.3
Gross profit	42.7	18.5	-	61.2
S, G, & A (1)	26.4	9.1	-	35.5
Income from operations	$16.3	$9.4	$-	$25.7

	2007
	($ in millions)
	Aerostructures	Engineering Services (2)	Elimination	Total
Net sales	$138.1	$30.4	$-	$168.5
Cost of sales	98.5	25.1	-	123.6
Gross profit	39.6	5.3	-	44.9
S, G, & A	20.4	3.1	-	23.5
Income from operations	$19.2	$2.2	$-	$21.4

_____________________
(1)	Includes $2.3 of impairment of goodwill in the Aerostructures segment.
(2)	For the five-month period commencing with our acquisition of D3 Technologies, Inc. on July 31, 2007 and ending on December 31, 2007.

Aerostructures Segment

Net Sales.  Net sales were $150.8 million in 2008, an increase of 9.2% from $138.1 million in 2007.  The following table summarizes the segment’s total sales and the percentage of the segment’s total sales represented by the market served:

Category	2008	% of Total	2007	% of Total
	($ in millions)
Corporate and regional aircraft	$55.0	36.5%	$49.5	35.8%
Large commercial aircraft	43.8	29.0%	44.1	31.9%
Military	40.2	26.7%	33.1	24.0%
Technology	7.3	4.8%	7.3	5.3%
Other	4.5	3.0%	4.1	3.0%
Total	$150.8	100.0%	$138.1	100.0%

Net sales for corporate and regional aircraft were $55.0 million during 2008 compared to $49.5 million in 2007, an increase of 11.1%.  This increase was primarily attributable to increased production rates on Gulfstream Aerospace Corporation aircraft. Sales to this customer in 2008 and 2007 were $46.2 million and $43.4 million, respectively.  Subsequent to year end, Gulfstream Aerospace Corporation announced a reduction in production rates of large cabin aircraft by approximately 25%, which we expect to have a material impact upon our 2009 sales.

Large commercial aircraft generated net sales of $43.8 million in 2008 compared to $44.1 million in 2007, a decrease of 0.7%.  Net sales of certain aircraft models were negatively impacted by the strike by employees of The Boeing Company, which affected the last four months of 2008. In particular, we generated net sales for the Boeing 737 of $22.3 million in 2008, down 13.9% from $25.9 million in 2007, and net sales for the Boeing 777 of $3.8 million in 2008, down 22.4% from $4.9 million in 2007. These declines were partially offset by sales for the Boeing 747, which generated $10.6 million in 2008, up 21.8% from $8.7 million in 2007, and the Boeing 767, which generated $4.4 million, up 193.3% from $1.5 million in 2007.

Net sales of military products were $40.2 million in 2008 compared to $33.1 million in 2007, an increase of 21.5%. During the third quarter of 2007, we settled a claim with a customer that generated $1.2 million of net sales. Excluding this settlement, sales of military products experienced an increase of 26.0% in 2008 compared to $31.9 million in 2007. This increase in net sales resulted from net sales for the Sikorsky Black Hawk program, which generated $30.2 million of net sales in 2008, up 64.1% from $18.4 million in 2007.  This increase was partially offset by net sales for the Boeing Apache helicopter, which generated $5.8 million in 2008, down 4.9% from $6.1 million in 2007.

Net sales of technology products were $7.3 million in both 2008 and 2007. This result was due to flat net sales of products used in semiconductor equipment.

Other net sales are primarily consulting services for lean manufacturing, commercial sheet metal and machined components and various aerospace products that are not easily identifiable to the appropriate aircraft and market.

Gross Profit.  Gross profit for 2008 was $42.7 million (28.3% of net sales) compared to $39.6 million (28.7% of net sales) for 2007.  Excluding the one-time benefit of the claim settlement discussed above, net of costs related to such settlement of $0.2 million, gross profit for 2007 was $38.6 million (28.0% of net sales). Gross profit was positively impacted by our higher production rates with aerospace customers which provided better coverage of fixed costs, but was reduced by slightly lower margin on newer assembly work on the Sikorsky Black Hawk program as well as increased salaries and wages.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $26.4 million (17.5% of net sales) in 2008 compared to $20.4 million (14.8% of net sales) in 2007.  This 29.4% increase includes a non-cash charge of $2.3 million for the impairment of goodwill relating to Tempco Engineering, Inc. and a charge of $0.3 million for the remaining balance of customer intangibles from the acquisition of TCA in 2006. The Company ceased operations of TCA as of December 31, 2008. The remaining increase was primarily due to higher professional fees and recruiting costs.

Engineering Services Segment

Our Engineering Services segment was created with the acquisition of D3 Technologies, Inc. on July 31, 2007. The 2007 results for this segment are for the five-month period ended December 31, 2007.

Net Sales. The following table specifies the amount of the Engineering Services segment’s net sales by market and the percentage of the segment’s total net sales represented by each market for the twelve month period ended December 31, 2008 and the five month period ended December 31, 2007.

			Five Months Ended December 31,
Category	2008	% of Total	2007	% of Total
	($ in millions)
Corporate and regional aircraft	$28.2	31.4%	$8.3	27.3%
Large commercial aircraft	43.1	47.9%	15.4	50.7%
Military	13.6	15.1%	4.8	15.8%
Tooling and Other	5.0	5.6%	1.9	6.2%
Total	$89.9	100.0%	$30.4	100.0%

Approximately $87.1 million, or 96.9% of the segment’s 2008 net sales; and approximately $28.6 million or 94.1% of the 2007 five month period net sales were recorded under reimbursement type contracts for engineering services.  The Engineering Services segment generates net sales from labor hours worked at varying, pre-negotiated rates and other direct costs plus an administrative fee.  Net sales under these reimbursement contracts are primarily for commercial, corporate, and military markets.  In 2008, the segment’s net sales of services supporting corporate and regional aircraft were approximately $28.2 million or 31.4% of total sales, while the same category had $8.3 million, or 27.3% of total net sales for the five month period ending December 31, 2007.  The majority of these sales resulted from services provided in the development of new aircraft programs.  Net sales for services for commercial aircraft were approximately $43.1 million, or 47.9% of net sales.  In the last five months of 2007, the segment’s net sales for services for large commercial aircraft were $15.4 million or 50.7 % of total net sales.  These revenues are primarily from programs supporting the Boeing 747, 767, 777, and 787 platforms.  Military programs had net sales of approximately $13.6 million, or 15.1% of 2008 net sales.  The five month 2007 net sales for the military category were $4.8 million, or 15.8% of the total net sales.  The military revenues were derived from support provided on multiple Navy programs, Lockheed Martin’s F-35, and various other programs.  Approximately $5.0 million, or 5.6% of 2008 net sales, and $1.9 million, or 6.2% of net sales for the five month period in 2007, were categorized as tooling or other.  These sales represented services primarily related to design and delivery of tooling on various programs supporting commercial aircraft.

Gross Profit. Gross profit for this segment was $18.5 million (20.6% of net sales) for 2008 and $5.3 million (17.4% of net sales) for the five month period ended December 31, 2007.  Costs included in cost of goods sold are primarily direct labor, fringe benefits, subcontract labor, direct costs related to specific contracts, depreciation and facility costs and are part of the negotiated rate structures for reimbursement type contracts.  The higher gross profit in 2008 compared to the five months in 2007 is primarily due to the concentration of holidays in the last five months of the year that impact the number of billable hours.  In addition, higher profitability was due to favorable negotiations with clients and minimization of indirect charges by direct personnel.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $9.1 million (10.1% of net sales) in 2008 and $3.1 million (10.2% of net sales) for the five month period ended December 31, 2007.  These costs primarily include salaries, wages and benefit costs of approximately $4.5 million in 2008 and $1.5 million in 2007, stock based compensation of $1.5 million in 2008 and $0.7 million in 2007, relating to a restricted stock award made on July 31, 2007 and vesting over five years, and amortization of intangibles of $1.0 million in 2008 and $0.4 million in 2007, valued in connection with the acquisition of D3 Technologies, Inc.

Non-segment Expenses

Other Income (Expense), Net.  Other expense was $1.8 million for 2008, compared to $0.9 million for 2007. The increased expense resulted from interest expense on borrowings related to the acquisition of D3 Technologies, Inc., offset by a charge in 2007 for $0.2 million of unamortized prepaid financing costs related to our former credit facility.

Income Tax Expense.  Income tax expense for 2008 was $8.6 million compared to $7.4 million for 2007. During 2008, we applied an effective income tax rate of 36.5%, up from 35.9% in 2007.  Our 2008 effective tax rate was positively impacted by higher deductions available for manufacturing companies and negatively impacted by a higher effective state income tax rate.

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

(1)           For the five-month period commencing on our acquisition of D3 Technologies, Inc. on July 31, 2007 and ending on December 31, 2007.

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

Net sales for corporate and regional aircraft were $49.5 million during 2007 compared to $47.4 million in 2006, an increase of 4.4%.  This increase was primarily attributable to higher production rates at Gulfstream Aerospace Corporation.

Large commercial aircraft generated net sales of $44.1 million in 2007 compared to $37.8 million in 2006, an increase of 16.7%.  Increase in net sales to this market was driven by higher production rates on certain models at The Boeing Company.  In particular, we generated net sales for the Boeing 737 of $25.9 million in 2007, up 14.6% from $22.6 million in 2006, and net sales for the Boeing 747 of $8.7 million in 2007, up 17.6% from $7.4 million in 2006. In addition, sales for the Boeing 787, which primarily began in the first quarter of 2007, generated $1.8 million for the year.

Net sales of military products were $33.1 million in 2007 compared to $26.5 million in 2006, an increase of 24.9%. During the third quarter of 2007, we settled a claim with a customer which generated $1.2 million of net sales. Excluding this settlement, sales of military products was $31.9 million in 2007, an increase of 20.4% compared to 2006. This increase in net sales resulted from net sales for the Sikorsky Black Hawk program which generated $18.4 million of net sales in 2007, up 49.6% from $12.3 million in 2006.  Additionally, net sales for the Boeing Apache helicopter generated $6.1 million in sales in 2007, up 15.1% from $5.3 million in 2006.

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

Gross Profit.  Gross profit for 2007 was $39.6 million (28.7% of net sales) compared to $33.5 million (27.2% of net sales) for 2006.  Excluding the one-time benefit of the claim settlement discussed above, net of costs related to such settlement of $0.2 million, gross profit for 2007 was $38.6 million (28.0% of net sales). Gross profit was positively impacted by our higher production rates with aerospace customers which provided better coverage of fixed costs, but was reduced by increased salaries and wages, primarily from investment in our materiel organization. Specifically, salary, wages and fringe benefits increased 13.7%, from $27.7 million in 2006 to $31.5 million in 2007.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $20.4 million (14.8% of net sales) in 2007 compared to $17.3 million (14.1% of net sales) in 2006.  This 17.9% increase was primarily due to higher rent expenses and compensation and fringe benefit costs resulting from increased staffing to support our planned growth.

Engineering Services Segment

Net Sales. The following table specifies the amount of the Engineering Services segment’s net sales by category for the five months ending December 31, 2007 and the percentage of the segment’s total net sales represented by each category. This segment was created with the acquisition of D3 Technologies, Inc. on July 31, 2007 and includes revenue for the period of August 1 through December 31 of 2007.

Category	Five Months Ended December 31, 2007	% of Total
	($ in millions)
Commercial Aircraft	$15.4	50.7%
Corporate Aircraft	8.3	27.3
Military	4.8	15.8
Tooling	1.9	6.2
Total	$30.4	100.0%

Approximately $28.6 million, or 94.1% of net sales, of the segment’s revenues were recorded under reimbursement type contracts for engineering services which generate net sales from labor hours incurred at varying, pre-negotiated rates and other direct costs plus an administrative fee.  Net sales under these reimbursement contracts are primarily for commercial, corporate, and military markets.  Net sales for services for commercial aircraft were approximately $15.4 million, or 50.7% of net sales. These revenues are primarily from programs supporting Boeing’s 747, 777 and 787 platforms.  Net sales for services supporting corporate and regional aircraft were approximately $8.3 million, or 27.3% of net sales, the majority of which related to the development of new aircraft programs. Net sales of services for military programs were $4.8 million, or 15.8% of net sales. These military revenues were derived from support provided on multiple Navy programs, the Lockheed Martin’s F-35 and various other programs.  Approximately $1.9 million, or 6.2% of net sales, primarily related to design and delivery of tooling on various programs supporting commercial aircraft.

Gross Profit. Gross profit for the segment was $5.3 million (17.4% of net sales).  Costs included in cost of goods sold are primarily direct labor, fringe benefits, subcontract labor, direct costs related to specific contracts, depreciation and facility costs and are part of the negotiated rate structures for reimbursement type contracts.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the segment were $3.1 million (10.2% of net sales).  These costs primarily include salaries, wages and benefits costs of approximately $1.5 million, $0.7 million of stock based compensation relating to a restricted stock award made on July 31, 2007 and vesting over five years, and amortization of intangibles of $0.4 million valued in connection with the acquisition of D3 Technologies, Inc..

Non-segment Expenses

Other Income (Expense), Net.  Other expense was $0.9 million for 2007, compared to $0.2 million for 2006. The increased expense resulted from interest expense on borrowings due to the acquisition of D3 Technologies, Inc. as well as a charge for $0.2 million of unamortized prepaid financing costs related to our former credit facility.

Income Tax Expense.  Income tax expense for 2007 was $7.4 million compared to $5.3 million for 2006. During 2007 our effective income tax rate was 35.9%, up from 33.5% in 2006.  The lower 2006 effective tax rate was due to recognition of certain tax credits. Our 2007 effective tax rate was positively impacted by additional deductions available for manufacturers and favorable changes in state apportionment while negatively impacted by a higher tax rate for D3 Technologies, Inc. and the reserving of certain credits challenged by the Internal Revenue Service.

Liquidity and Capital Resources

On July 31, 2007, we entered into a new credit agreement. See Note 6 of the Consolidated Financial Statements. The credit agreement provides for a senior secured revolving credit facility in an aggregate principal amount of up to $80 million, of which $25 million was utilized at December 31, 2008. Borrowings under the credit facility are secured by substantially all of our assets and bear interest at either (a) the “base rate” (the higher of the federal funds rate plus one-half of one percent or the prime commercial lending rate) plus an applicable interest margin ranging from 0.125% to 1.0%, depending upon our total leverage ratio at the end of each quarter, or (b) the LIBOR rate plus an applicable interest margin ranging from 1.125% to 2.0% depending upon our total leverage ratio at the end of each quarter. The maturity date of the credit facility, which is subject to acceleration upon breach of the financial covenants (consisting of a maximum total leverage ratio and a minimum fixed charge coverage ratio) and other customary non-financial covenants contained in the credit agreement, is July 31, 2012. On January 30, 2008, the credit facility was amended to extend the maximum period permitted to fix the interest rate under LIBOR from six months to one year. In connection with our acquisition of D3 Technologies, Inc. we borrowed a total of approximately $38.5 million under the credit facility. The foregoing description of the credit agreement does not purport to be complete and is qualified in its entirety by reference to the credit agreement, a copy of which is attached as Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2007.

In August, 2007, the Company entered into a line of credit agreement providing a revolving credit facility in the amount up to $1 million at the base rate plus 1.125%, of which none was utilized at December 31, 2008.

On December 28, 2006, we entered into an agreement with a third party to sell and lease back certain of our real estate properties for a total sale price of $10.2 million.  The sale of one of these properties occurred on December 28, 2006 for a sale price of $4.3 million.  On February 13, 2007, the sale of the remaining properties was completed at a price of $5.9 million.  The four operating lease agreements resulting from the sales expire on February 28, 2025 and we have the options for three additional five-year renewal terms.  The combined initial annual minimum lease payment for the four properties is $0.9 million and will be increased by 2.3% per year.  Total gain from the sale of these properties in the amount of $4.2 million was deferred and was recognized over the term of the leases.  Proceeds from the sale were included in cash.

We generated cash from operations of $9.0 million in 2008 compared to $3.2 million in 2007 and $6.2 million in 2006. Net cash provided by operating activities for 2008 was favorably impacted by increased net income, depreciation and amortization, non-cash charge of impairment of goodwill, non-cash restricted stock compensation expense and decreased trade accounts receivable. Cash generated from operating activities was negatively impacted by an increase in inventory of $22.7 million. This increase was partially due to delays in delivery that resulted from the Boeing strike and deferral of orders from two customers on the Black Hawk helicopter. In addition, in 2008, we deferred certain costs, totaling $1.5 million, as part of inventory, which are specific to a particular contract and will be recouped as part of the unit cost charged to the customer under the contract.  The balance of the increase was due to planned increases to support the growth in our assembly business.

Net cash used in investing activities for the year ended December 31, 2008 was $5.9 million compared to $56.1 million and $5.0 million for the years ended December 31, 2007 and 2006, respectively. We spent $8.1 million in 2008 on capital expenditures primarily for equipment in order to meet current and expected customer demand, compared to $6.6 million and $6.7 million during 2007 and 2006, respectively. The sale and lease back of certain equipment generated $2.5 million of cash proceeds in 2008.  We paid $59.1 million, net of cash acquired, in the 2007 acquisition of D3 Technologies, Inc., which accounts for the marked increase in net cash used in investing activities in 2007. The sale and leaseback of our real estate properties generated $5.9 million and $4.3 million of cash proceeds for 2007 and 2006, respectively.  In 2006, we purchased $18.2 million of debt securities, of which $16.2 million matured.

Cash flow used by financing activities was $3.2 million in 2008 compared to cash flow provided of $28.6 million and $23.2 million in 2007 and 2006, respectively. In connection with the acquisition of D3 Technologies, Inc., we incurred $38.5 million of debt, of which $3.0 million and $10.5 million were repaid in 2008 and 2007, respectively. Funds generated in 2006 resulted from our public offering of common stock of $39.2 million completed on March 29, 2006, reduced by payments of outstanding debt of $17.0 million.

We continue to assess the potential impact of recent trends in the global economic environment on our liquidity and overall financial condition, particularly with respect to the availability of, terms of and access to credit.  Our capital budget for 2009 anticipates capital expenditures of approximately $5.0 million. Despite a general tightening in the credit markets, we expect to meet our ongoing working capital, acquisition and capital expenditure needs presently and for the next twelve months from a combination of our cash on hand, cash flow from operating activities, including the impact of our planned inventory reduction initiatives, and cash obtained by drawing down our credit facility.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of operating leases as reflected under “Contractual Obligations and Commitments” below.

Contractual Obligations and Commitments

We had the following contractual obligations and commitments for debt and non-cancelable operating lease payments:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	($ in thousands)
Debt (1)	$26,034	$498	$507	$25,029	$-
Interest on long-term debt (2)	4,047	1,035	2,017	995	-
Operating leases	40,086	5,841	10,476	7,818	15,951
Total (3)	$70,167	$7,374	$13,000	$33,842	$15,951

(1)	Balances include obligations under capital leases.

(2)	Interest expense assumes the balances of long-term debt at the end of the period and current effective interest rate.

(3)	We have not committed to any significant current or long-term purchase obligations for our operations and have no other long-term liabilities reflected on our balance sheet under GAAP.

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

Accounts Receivable Reserves.  We evaluate the collectibility of our accounts receivable based on a combination of factors, including historical trends and industry and general economic conditions. In circumstances in which we are aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings or substantial downgrading of credit scores), a specific reserve for bad debts is recorded against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. Our evaluation also includes reserves for billing adjustments, pricing changes, warranty claims and disputes. If circumstances change (i.e., an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), estimates of the recoverability of amounts due to us could be reduced by a material amount. We apply this policy to our acquired businesses and make adjustments to existing bad debt reserves based upon our evaluation.

As described in Note 14 of the Notes to Consolidated Financial Statements in Item 8 below, we generate a significant portion of our revenues and corresponding accounts receivable from sales to a limited number of customers in the aerospace and technology industries. If these customers experience significant adverse conditions in their industries or operations, including the impact of the potential future downturn in demand for aerospace and technology products, these customers may not be able to meet their ongoing financial obligations to us for prior sales or purchase additional products under the terms of existing contracts.

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

For certain long-term contracts requiring development and delivery of multiple units of product over more than one year, we incur and defer, as part of the inventory, certain costs which are specific to a particular contract and which we expect to recoup as part of the unit cost charged to the customer under the contract.  Such costs are charged to cost of product sales ratably as the manufactured units are shipped pursuant to the contract.  Changes in the estimated number of units expected to be delivered under the contract result in prospective adjustments of the ratable charge-off of deferred inventoriable costs per unit shipped.  Should the remaining inventoried costs plus estimated costs of production of units yet to be shipped under the contract exceed estimated future contract revenues, the resulting full loss is recognized in the period it becomes probable and estimable.  While the number of long-term contracts in 2008 was not material, consistent with the Company’s business strategy of growing design-build and complex assembly capabilities, the Company expects significant increases in programs calling for long-term contracts in the future.  See Note 1 of the Notes to Consolidated Financial Statements in Item 8 below.

Goodwill and Intangible Assets. As required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), we perform a goodwill impairment test at least annually. We establish the value of the underlying business with the assistance of an outside expert that uses Company-provided forecasts of operations by reporting unit, independently reviews the assumptions in these forecasts, evaluates the carrying value of certain assets and liabilities, and independently appraises our fixed assets. These forecasts require us to estimate future sales prices and volumes of our reporting units. We use our internal budgets, customer order backlog, historical customer ordering patterns, customer and industry projections of demand and other market information as well as the current cost of production to estimate future cash flows. If required, an impairment charge may be recognized for the amount by which the carrying amount of goodwill exceeds its implied value as calculated in accordance with SFAS No. 142. Actual results may vary significantly from our projections and may result in future material adjustments to the goodwill balance on our financial statements.

Customer-related intangible assets resulting from the acquisitions of D3 Technologies, Inc. and Versaform Corporation have an original estimated useful life of 15 years.  However, if events or changes in circumstances indicate that the carrying amount of these intangible assets may not be recoverable, an impairment charge will be recognized for the amount by which the carrying amount of these assets exceeds its fair value.

As of December 31, 2008, our net book value (i.e., shareholders’ equity) was approximately $122.8 million, and our market capitalization was approximately $97.6 million.  We believe that, when assessing whether an additional asset impairment may exist, the difference between the net book value and market capitalization as of December 31, 2008 is reasonable when market-based control premiums are applied and in light of the volatility in the equity markets in the latter part of 2008.

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

We record an income tax expense or benefit based on the net income earned or net loss incurred in each tax jurisdiction and the tax rate applicable to that income or loss. In the ordinary course of business, there are transactions for which the ultimate tax outcome is uncertain. These uncertainties are accounted for in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The final tax outcome for these matters may be different from management’s original estimates made in determining the income tax provision. A change to these estimates could impact the effective tax rate and net income or loss in subsequent periods.

Recent Accounting Pronouncements

For information related to recently issued accounting standards, see Note 1 of the Notes to Consolidated Financial Statements in Item 8 below.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows.  We are exposed to market risk primarily due to fluctuations in interest rates.  We do not utilize any particular strategy or instruments to manage our interest rate risk.

Our outstanding credit facility carries a fluctuating interest rate that varies based on changes in the prime lending rate of Wachovia. Accordingly, we are subject to potential fluctuations in our debt service. Based on the amount of our outstanding debt as of December 31, 2008, a hypothetical 1% change in the interest rate of our outstanding credit facility would result in a change in our annual interest expense of approximately $0.3 million during the next fiscal year. However, we have the ability to fix the interest rate under LIBOR for a period not to exceed one year (see Note 6 to Consolidated Financial Statements). While not eliminating interest rate risk, this allows us to moderate the impact of changes in the prime lending rate.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following financial statements are included in Item 8 of this report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
LMI Aerospace, Inc.
St. Charles, Missouri

We have audited the accompanying consolidated balance sheets of LMI Aerospace, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. In connection with our audits of the financial statements, we have also audited the accompanying Schedule II, “Valuation and Qualifying Accounts” for each of the three years in the period ended December 31, 2008.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LMI Aerospace, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LMI Aerospace, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman LLP

Chicago, Illinois
March 13, 2009

LMI AEROSPACE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$29	$82
Trade accounts receivable, net of allowance of $304 and $292 at December 31, 2008 and 2007, respectively	26,887	29,588
Inventories, net	62,393	40,940
Prepaid expenses and other current assets	2,137	2,135
Income taxes receivable	364	630
Total current assets	91,810	73,375

Property, plant and equipment, net	20,103	19,733
Goodwill	46,258	48,670
Intangible assets, net	17,861	19,428
Deferred income taxes	5,148	3,962
Other assets	1,167	1,429
Total assets	$182,347	$166,597

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$12,363	$10,681
Accrued expenses	9,936	9,997
Short-term deferred gain on sale of real estate	233	233
Current installments of long-term debt	498	775
Total current liabilities	23,030	21,686

Long-term deferred gain on sale of real estate	3,540	3,773
Long-term debt, less current installments	25,536	29,022
Deferred income taxes	7,441	7,289
Total long-term liabilities	36,517	40,084

Shareholders’ equity:
Common stock, $0.02 par value per share; authorized 28,000,000 shares; issued 11,926,309 shares and 11,820,057 shares at December 31, 2008 and 2007, respectively	239	236
Preferred stock, $0.02 par value per share; authorized 2,000,000 shares; none issued at either date	-	-
Additional paid-in capital	69,855	67,244
Treasury stock, at cost, 364,088 shares and 385,688 shares at December 31, 2008 and 2007, respectively	(1,727)	(1,830)
Retained earnings	54,433	39,177
Total shareholders’ equity	122,800	104,827
Total liabilities and shareholders’ equity	$182,347	$166,597

See accompanying notes to consolidated financial statements.

LMI AEROSPACE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2008	2007	2006

Sales and service revenue
Product sales	$149,267	$137,074	$122,993
Service revenues	90,195	31,428	-
Net sales	239,462	168,502	122,993
Cost of sales and service revenue
Cost of product sales	105,425	97,293	89,527
Cost of service revenues	72,922	26,295	-
Cost of sales	178,347	123,588	89,527
Gross profit	61,115	44,914	33,466

Selling, general and administrative expenses	33,128	23,466	17,243
Impairment of goodwill	2,303	-	-
Income from operations	25,684	21,448	16,223
Other income (expense):
Interest income (expense), net	(1,815)	(902)	(93)
Other, net	10	(20)	(121)
Total other income (expense)	(1,805)	(922)	(214)

Income before income taxes	23,879	20,526	16,009
Provision for income taxes	8,611	7,369	5,334

Net income	$15,268	$13,157	$10,675

Amounts per common share:
Net income per common share	$1.36	$1.18	$1.02

Net income per common share assuming dilution	$1.35	$1.17	$1.01

Weighted average common shares outstanding	11,198,610	11,157,396	10,494,747

Weighted average dilutive common shares outstanding	11,301,382	11,288,486	10,615,251

See accompanying notes to consolidated financial statements.

LMI AEROSPACE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands, except share data)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Shareholders’ Equity
Balance at December 31, 2005	$176	$26,307	$(2,059)	$15,408	$39,832
Comprehensive income:
Net income	-	-	-	10,675	10,675
Public offering	55	39,194	-	-	39,249
TCA acquisition	-	150	-	-	150
Issuance of stock
56,890 shares in connection with exercise of options	1	32	210	(60)	183
21,250 shares of restricted stock	-	-	-	-	-
Amortization of restricted
stock	-	186	-	-	186
Excess tax benefit over book expense from share-based compensation	-	235	-	-	235
Balance at December 31, 2006	232	66,104	(1,849)	26,023	90,510
Comprehensive income:
Net income	-	-	-	13,157	13,157
Issuance of stock
5,044 shares in connection with exercise of options	-	3	19	(3)	19
241,426 shares of restricted stock	4	(4)	-	-	-
Amortization of restricted stock	-	1,084	-	-	1,084
Excess tax benefit over book expense from share-based compensation	-	57	-	-	57
Balance at December 31, 2007	236	67,244	(1,830)	39,177	104,827
Comprehensive income:
Net income	-	-	-	15,268	15,268
Issuance of stock
67,000 shares in connection with exercise of options	1	150	103	(12)	242
74,484 shares of restricted stock	2	(2)	-	-	-
Other	-	(94)	-	-	(94)
Amortization of restricted stock	-	2,210	-	-	2,210
Excess tax benefit over book expense from share-based compensation		347			347
Balance at December 31, 2008	$239	$69,855	$(1,727)	$54,433	$122,800

See accompanying notes to consolidated financial statements.

LMI AEROSPACE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2008	2007	2006
Operating activities:
Net income	$15,268	$13,157	$10,675
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	6,977	4,608	3,859
Impairment of goodwill	2,303	-	-
Charges for bad debt expense	43	150	127
Charges for inventory obsolescence and valuation	1,217	874	629
Restricted stock compensation	2,210	1,084	186
Excess tax benefit of share-based compensation	(347)	(57)	(235)
Loss on sale of equipment	13	5	127
Deferred tax (benefit) provision	(1,034)	526	(968)
Changes in operating assets and liabilities, net of
acquired businesses:
Trade accounts receivable	2,658	(6,586)	1,303
Inventories	(22,670)	(7,858)	(9,252)
Prepaid expenses and other assets	215	(1,126)	(384)
Current income taxes	281	(39)	(2,997)
Accounts payable	1,682	20	2,351
Accrued expenses	177	(1,592)	739
Net cash provided by operating activities	8,993	3,166	6,160
Investing activities:
Additions to property, plant and equipment	(8,055)	(6,570)	(6,671)
Purchase of debt securities	-	-	(18,192)
Proceeds from matured debt securities	-	2,243	16,223
Proceeds from sale of real estate	-	5,920	4,322
Proceeds from sale of equipment	2,467	1,703	254
Acquisitions, net of cash acquired	-	(59,092)	(626)
Other, net	(279)	(259)	(274)
Net cash used by investing activities	(5,867)	(56,055)	(4,964)
Financing activities:
Proceeds from stock offering	-	-	39,249
Proceeds from issuance of debt	74	902	525
Principal payments on long-term debt and notes payable	(808)	(452)	(8,114)
Net advances (payments) on revolving line of credit	(3,034)	28,034	(8,898)
Proceeds from exercise of stock options	242	19	183
Excess tax benefit of share-based compensation	347	57	235
Net cash (used) provided by financing activities	(3,179)	28,560	23,180
Net increase (decrease) in cash and cash equivalents	(53)	(24,329)	24,376
Cash and cash equivalents, beginning of year	82	24,411	35
Cash and cash equivalents, end of year	$29	$82	$24,411

Supplemental disclosures of cash flow information:
Interest paid	$1,675	$1,200	$126
Income taxes paid, net of refund received	$8,449	$7,091	$9,298

See accompanying notes to consolidated financial statements.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2008
1.  ACCOUNTING POLICIES

Description of Business

LMI Aerospace, Inc. (the “Company”) is a leading provider of design engineering services, structural, assemblies, kits and components to the aerospace, defense and technology markets. The Company primarily sells products and services to the large commercial, military, corporate and regional aircraft and technology markets within the aerospace and technology industries. The Company is a Missouri corporation with headquarters in St. Charles, Missouri.

Principles of Consolidation

The accompanying financial statements include the consolidated financial position, results of operations, and cash flows of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Inventories

The Company’s inventories are stated at the lower of cost or market and utilize actual costs for raw materials and an average cost for work in process, manufactured and purchased components and finished goods. The Company evaluates the inventory carrying value and reduces the carrying costs based on customer activity, estimated future demand, price deterioration, and other relevant information. The Company’s customer demand is unpredictable and may fluctuate due to factors beyond the Company’s control. The Company, therefore, maintains an inventory allowance for potential obsolete and slow moving inventories and for gross inventory items carried at costs higher than their potential market values.  In addition, inventoried costs include amounts relating to programs and contracts with long-term production cycles, a portion of which is not expected to be realized within one year.  See further discussion regarding deferred long-term contract costs under “Revenue Recognition”.

Revenue Recognition

The Company recognizes revenue for sales of products and related services when products are shipped and services are rendered, the price is fixed or determinable, and collection is reasonably assured.

For certain long-term contracts requiring development and delivery of multiple units of product over more than one year,  the Company incurs and defers, as part of the inventory, certain costs which are specific to the particular contract and will be recouped as part of the unit cost charged to the customer under the contract.   Such costs are charged to cost of product sales ratably as the manufactured units are shipped pursuant to the contract.  Changes in the estimated number of units expected to be delivered under such contracts result in prospective adjustments of the ratable charge-off of deferred inventoriable

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2008

costs per unit shipped. Should the remaining inventoriable costs plus estimated costs of production of units yet to be shipped under the contract exceed estimated future contract revenues, that resulting full loss is recognized in the period it becomes probable and estimable.  No such loss was recognized as of December 31, 2008.    During 2008, the Company recognized approximately $1,800 in net revenue and $275 in gross profit from sales related to these long-term contracts and had $1,572 of costs included in inventory as of December 31, 2008.  The Company had no such contracts in progress as of December 31, 2007.

The Company recognizes revenue on sale of engineering services based on the types of contracts. Revenue of cost-plus reimbursement contracts is recognized as labor hours and direct costs are incurred.  Such revenues include the value of labor hours at pre-negotiated rates; estimated overhead and general and administration costs allocable to the contract based on applicable rates for each quarter of the year; actual direct incidental costs under the contracts; and a pre-negotiated fee markup or margin. Revenue is recognized on fixed-price service contracts using the percentage-of-completion method measured by the percentage of costs incurred to estimated total costs.  Such revenue related to tooling contracts and constituted approximately 4% and 1% of the Company’s total revenue in 2008 and 2007, respectively.

Allowance for Doubtful Accounts

The allowance for doubtful accounts receivable reflects the Company’s best estimate of probable losses inherent in its accounts receivable. The basis used to determine this value is derived from historical experience, specific allowances for known troubled customers and other currently available information.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful lives of the assets. Estimated useful lives for buildings, machinery and equipment, and purchased software are 20 years, 4 to 10 years and 3 years, respectively.

Long Lived Assets

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, long lived assets held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

Pre-Production Costs

The Company accounts for pre-production costs in accordance with Emerging Issues Task Force 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements”. Unless there is a contractual agreement that provides for reimbursement of design and development costs, all design and development costs for products to be sold under long-term supply arrangements are expensed as incurred.

Goodwill and Intangible Assets

The Company’s acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities.  As part of the purchase price allocation, the Company allocates the purchase price to the tangible assets acquired and liabilities assumed based on estimated fair market values, and the remainder of the purchase price is allocated to intangibles and goodwill.  The Company

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2008

accounts for intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  Goodwill and intangible assets with indefinite lives are not amortized but are subject to an impairment assessment at least annually in relation to their fair value.

Deferred Gain on Sale of Real Estate

On December 28, 2006, the Company entered into an agreement with a third party to sell and lease back certain of its real estate properties for $10,250.  The sale of these properties was completed in 2007. The amount of the sale price in excess of book value for these properties of $4,242 was deferred and is being amortized over the term of the leases on a straight-line basis.

Accounting for Share-Based Compensation

The Company recognizes compensation expense for share-based payment transactions in the financial statements at their fair value.  The expense is measured at the grant date, based on the calculated fair value of the share-based award, and is recognized over the requisite service period (generally the vesting period of the equity award).

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

Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), prescribes a recognition threshold and measurement process for recording in the financial statements a company’s uncertain tax positions taken or expected to be taken in its tax return filing.  In addition, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.

The Company had no unrecognized tax benefits as of December 31, 2008 and 2007.  The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2008.  The Company recognizes accrued amounts of interest and penalties related to its uncertain tax positions as part of its income tax expense within its consolidated statement of income.  The Company has no interest or penalties relating to income taxes recognized on the balance sheets as of December 31, 2008 and 2007.  As of December 31, 2008, returns for calendar years 2002 through 2007 remain subject to examination by the Internal Revenue Service and various state tax jurisdictions.

Financial Instruments

Fair values of the Company’s long-term obligations approximate their carrying values as the applicable interest rates approximate the current market rates. The Company’s other financial instruments have fair values that approximate their respective carrying values due to their short maturities or variable rate characteristics.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2008

Recent Accounting Pronouncements

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP 157-3”), which clarifies the application of SFAS 157 when the market for a financial asset is inactive.  Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value.  The guidance in FSP 157-3 is effective immediately and will apply to the Company upon the adoption of SFAS 157, as described below.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“GAAP”)” (“SFAS 162”). The purpose of the new standard is to provide a consistent framework for determining which accounting principles should be used when preparing U.S. GAAP financial statements.  Previous guidance did not properly rank the accounting literature. The new standard is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The adoption of SFAS 162 is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 requires, among other things, enhanced disclosure about the volume and nature of derivative and hedging activities and a tabular summary showing the fair value of derivative instruments included in the statement of financial position and statement of operations.  SFAS 161 also requires expanded disclosure of contingencies included in derivative instruments related to credit risk.  SFAS 161 is effective for the Company in the first quarter of fiscal year 2009.  The adoption of SFAS 161 is not expected to have a material effect on the Company’s financial statements.

In December 2007, FASB issued SFAS No. 141, (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which continues the evolution toward fair value reporting and significantly changes the accounting for acquisitions that close beginning in 2009, both at the acquisition date and in subsequent periods. SFAS No. 141(R) introduces new accounting concepts and valuation complexities, and many of the changes have the potential to generate greater earnings volatility after an acquisition. SFAS No. 141(R) applies to acquisitions on or after January 1, 2009 and will impact the Company’s reporting prospectively only.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”), which requires companies to measure an acquisition of noncontrolling (minority) interest at fair value in the equity section of the acquiring entity’s balance sheet. The objective of SFAS No. 160 is to improve the comparability and transparency of financial data as well as to help prevent manipulation of earnings. The changes introduced by the new standards are likely to affect the planning and execution, as well as the accounting and disclosure, of merger transactions. The effective date of SFAS No. 160 for the Company is January 1, 2009 and is not expected to have a material effect on its results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. The provisions of SFAS No. 159 are effective as of the

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2008

beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 on January 1, 2008 did not have a significant impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February of 2008, the FASB issued FASB Staff Position No. 157-2, which delays the effective date of SFAS No. 157 for non-financial assets and liabilities that are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. Certain provisions of SFAS No. 157 were effective for the Company beginning in the first quarter of 2008.  The adoption of SFAS No. 157 for financial assets and liabilities in 2008 did not have a material effect on the Company’s results of operations and financial position.  The Company is currently evaluating the impact of the remaining requirements of SFAS No. 157 for non-financial assets and liabilities, on its results of operations and on its financial position.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation. There was no effect on net income or equity related to these reclassifications.

2.  INVENTORIES

Inventories consist of the following:

	December 31,
	2008	2007

Raw materials	$9,078	$6,764
Work in progress	12,765	9,470
Manufactured and purchased components	16,437	8,982
Finished goods	24,113	15,724
Total inventories	$62,393	$40,940

These amounts include reserves for obsolete and slow moving inventory of $1,838 and $1,263 and a reserve for lower of cost or market of $135 and $136 as of December 31, 2008 and 2007, respectively.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2008

3.  PROPERTY, PLANT AND EQUIPMENT

	December 31,
	2008	2007

Land	$67	$67
Buildings and improvements	199	199
Machinery and equipment	47,322	44,622
Leasehold improvements	3,790	2,850
Software and other	7,305	5,271
Construction in progress	2,694	2,967
Total gross property, plant and equipment	61,377	55,976
Less accumulated depreciation	(41,274)	(36,243)
Total net property, plant and equipment	$20,103	$19,733

Depreciation expense (including amortization expense on software) recorded by the Company totaled $5,205, $3,698 and $3,412 for 2008, 2007 and 2006, respectively.

4.  GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill balance at December 31, 2008 consisted of $42,908 from the acquisition of D3 Technologies, Inc. in July 2007 and $3,350 from the acquisition of Tempco Engineering, Inc. (“Tempco”) in April 2001.  Goodwill balance at December 31, 2007 consisted of $43,017 from the acquisition of D3 Technologies, Inc. and $5,653 from the acquisition of Tempco.  We performed a goodwill impairment analysis as of October 1, 2008 in accordance with SFAS No. 142, using the expected present value of future cash flows. Due to the impact of the global economic downturn on Tempco’s major customers, the fair value of Tempco was determined to be less than its carrying value. The shortfall of implied fair value of goodwill below its carrying value resulted in recognition of $2,303 in goodwill impairment for the year ended December 31, 2008.

Intangible Assets

Intangible assets primarily consist of a trademark and customer intangibles resulting from the acquisitions of D3 Technologies, Inc. and Versaform Corporation. The trademark that resulted from acquisition of D3 Technologies, Inc. was determined to have an indefinite life. Customer intangibles have an original estimated useful life of 15 years.  The carrying values were as follows:

	December 31,
	2008	2007

Trademarks	$4,222	$4,222
Customer intangible assets	16,610	17,330
Other	160	-
Accumulated amortization	(3,131)	(2,124)
Intangible assets, net	$17,861	$19,428

Intangibles amortization expense for 2008, 2007 and 2006 was $1,727, $855 and $408, respectively. Amortization expense for 2008 includes a charge of $288, which represents the remaining

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2008

balance of customer intangibles resulting from the acquisition of Technical Change Associates, Inc. (“TCA”) in 2006. As of December 31, 2008, the Company ceased operations of TCA.  No other significant charges are expected to be incurred.

Estimated annual amortization expense for these intangibles is as follows:

Year ending December 31,
	2009	$1,448
	2010	1,449
	2011	1,440
	2012	1,419
	Thereafter	7,883
		$13,639

5.  ACCRUED EXPENSES

	December 31,
	2008	2007

Accrued payroll and payroll-related taxes	$841	$2,285
Accrued bonus	1,528	1,724
Accrued vacation & holiday	2,066	2,011
Accrued employee benefits	1,315	1,089
Accrued customer rebates	1,095	940
Accrued legal & accounting fees	532	378
Accrued operating lease obligations	911	579
Accrued interest	274	357
Accrued building improvement costs	461	423
Other	913	211
Total accrued expenses	$9,936	$9,997

6.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consist of the following:

	December 31,
	2008	2007

Capital lease obligations	$347	$636
Revolving line of credit	25,000	28,034
Notes payable, principal and interest payable monthly, at fixed rates, ranging from 1.67% to 10.70% at December 31, 2008 and 1.67% to 7.20% at December 31, 2007	687	1,127
Total debt	26,034	29,797
Less current installments	498	775
Total	$25,536	$29,022

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2008

Concurrent with the acquisition of D3 Technologies, Inc. (see Note 12), the Company entered into a new credit agreement, replacing the Company’s then existing credit agreement, providing for a senior secured revolving credit facility in an aggregate principal amount of up to $80,000, of which $25,000 was utilized at December 31, 2008. Borrowings under the credit facility are secured by substantially all of the Company’s assets and bear interest at either (a) the “base rate” (the higher of the federal funds rate plus one-half of one percent or the prime commercial lending rate) plus the applicable interest margin ranging from 0.125% to 1.0%, depending upon the Company’s total leverage ratio at the end of each quarter, or (b) the LIBOR rate plus an applicable interest margin ranging from 1.125% to 2.0% depending upon the Company’s total leverage ratio at the end of each quarter.  The maturity date of the credit facility, which is subject to acceleration upon breach of the financial covenants (consisting of a maximum total leverage ratio and a minimum fixed charge coverage ratio) and other customary non-financial covenants contained in the credit agreement, is July 31, 2012. On January 30, 2008, the credit facility was amended to extend the maximum period permitted to fix the interest rate under LIBOR from six months to one year.  In addition, in August 2007, the Company entered into a line of credit agreement providing a revolving credit facility in the amount of up to $1,000 at the base rate plus 1.125% of which none was utilized at December 31, 2008.

At December 31, 2008, the “base rate” was 4.00% and the applicable margin was 0.125%.  The LIBOR rate was 2.85% for various notes the Company carried, and the applicable margin was 1.125%.

Other Notes and Capital Lease Obligations

The Company has also entered into various notes payable and capital lease agreements for the purchase of certain equipment and software. The notes are secured by the underlying assets and payable in monthly installments including interest rates ranging from 1.67% to 10.70% through January 2012.

Maturities

The aggregate maturities of long-term debt as of December 31, 2008 are as follows:

Year ending December 31:
2009	$498
2010	326
2011	181
2012	25,029
$26,034

7.  TREASURY STOCK TRANSACTIONS

The Board of Directors authorized the Company to repurchase up to 1.1 million shares of its common stock and place these shares in a Treasury Stock account for use at management’s discretion. The Company issued 21,600, 4,044 and 44,240 shares from treasury stock in 2008, 2007 and 2006, respectively, in conjunction with the exercise of certain employees’ options but did not purchase any shares during those years.

8.  EARNINGS PER COMMON SHARE

Basic net income per common share is based upon the weighted average number of common shares outstanding.  Diluted net income per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect of stock options and restricted stock, using the

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2008

treasury stock method.  The number of dilutive shares for the years ended December 31, 2008, 2007, and 2006 attributable to stock options and restricted stock was 102,772, 131,090, and 120,504, respectively.

A weighted average of 41,207 shares of non-vested restricted stock under the Company’s share-based compensation plan was excluded from the computation of 2008 diluted net income per common share because the grant date fair value was greater than the average market price of the common shares for the three month period ended December 31, 2008, causing such shares to have an anti-dilutive effect on earnings per share.

9.  COMMITMENTS AND CONTINGENCIES

In 2006, the Company entered into an agreement to sell and lease back certain of its real estate properties.  The four operating lease agreements resulting from the sale expire on February 25, 2025, and the Company has options for three additional five-year terms.  The annual minimum lease payments for these properties will be increased by 2.3% per year. The Company leases certain other facilities and equipment under various non-cancelable operating lease agreements that expire at various dates through 2017. At December 31, 2008, the future minimum lease payments under operating leases with initial non-cancelable terms in excess of one year are as follows:

Year ending December 31:
2009	$5,841
2010	5,479
2011	4,997
2012	3,967
2013	3,851
Thereafter	15,951
$40,086

Rent expense totaled $6,347, $5,055 and $2,807 in 2008, 2007 and 2006, respectively.

The Company has been named as a defendant in certain lawsuits in the normal course of business.  It is the policy of management to disclose the amount or range of reasonably possible losses in excess of recorded amounts.  In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters should not have a material effect on the Company’s financial position or results of operations.

The Company has entered into employment agreements with certain members of senior management, the terms of which expire on December 31, 2009 and 2010. The terms of these agreements are up to three years, include non-compete and nondisclosure provisions, and provide for defined severance payments in the event of termination.

10.  DEFINED CONTRIBUTION PLANS

The Company has a non-contributory profit sharing plan and two contributory 401(k) plans that cover substantially all full-time employees. Contributions to the profit sharing plan are at the discretion of management and become fully vested after seven years. No contributions have been made by the Company to the profit sharing plan for 2008, 2007 and 2006.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2008

Contributions by the Company to one of the 401(k) plans covering employees of the Aerostructures segment, which are fully vested to the employees immediately upon contribution, are based upon a percentage of employee contributions up to a maximum of $1,000 annually per employee (dollars not in thousands). Contributions to the second 401(k) plan, which covers the employees of the Engineering Services segment, are at the discretion of management and are vested over seven years.  The Company’s contributions to the 401(k) plans totaled $801, $800 and $388 for 2008, 2007 and 2006, respectively. In addition, at December 31, 2008, the Company had 459,829 shares of its common stock reserved for future contributions to the 401(k) plan.

11.  STOCK-BASED COMPENSATION

On July 7, 2005, the Company’s shareholders approved the LMI Aerospace, Inc. 2005 Long-term Incentive Plan (the “2005 Plan”). The 2005 Plan is the Company’s only compensation plan under which shares of the Company’s common stock are authorized for issuance to employees or directors. The 2005 Plan provides for the grant of non-qualified stock options, incentive stock options, shares of restricted stock, restricted stock units, stock appreciation rights, performance awards and other stock-based awards and cash bonus awards.  Stock awards may be made to directors, officers and key employees under the 2005 Plan on terms determined by the Compensation Committee of the Board of Directors or, with respect to directors, on terms determined by the Board of Directors. A total of 1,200,000 shares of the Company’s common stock are reserved for issuance in connection with awards granted under the 2005 Plan.

The Company did not grant any stock options during the years ended December 31, 2008, 2007, and 2006.  A summary of stock option activity under the Company’s share-based compensation plans is presented below:

	December 31, 2008
Stock Options	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	131,790	$3.23
Granted	-	-
Exercised	(67,000)	3.62
Cancelled or expired	(900)	3.29
Outstanding at end of year	63,890	$2.81

All outstanding stock options were exercisable at December 31, 2008. The aggregate intrinsic value of vested stock options was $547 at December 31, 2008, which options had a weighted average remaining life of 1.6 years at December 31, 2008. The aggregate intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006, based upon the market price on exercise date, were $755, $105 and $765, respectively.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2008

The following table summarizes information about stock options outstanding at December 31, 2008:

Range of Exercise Prices	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.31 - $1.95	3,000	5.5	$1.31
$1.96 - $2.90	54,890	1.4	2.61
$2.91 - $4.35	200	0.9	3.13
$4.36 - $6.06	5,800	1.6	5.52
Total	63,890	1.6	$2.81

A summary of non-vested restricted stock activity under the Company’s share-based compensation plans is presented below:

	December 31, 2008		December 31, 2007		December 31, 2006
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding at beginning of year	273,876	$21.27	37,000	$12.85	15,750	$9.06
Granted	74,484	24.33	241,426	22.43	21,250	15.65
Vested	(43,554)	15.70	(4,550)	14.16	-	-
Forfeited	(10,032)	23.79	-	-	-	-
Non-vested shares outstanding at end of year	294,774	$22.78	273,876	$21.27	37,000	$12.85

Restricted stock awards generally vest over three to five years.  Total unrecognized compensation costs related to non-vested restricted stock awards granted under the 2005 Plan were $3,972 and $4,609 as of December 31, 2008 and 2007, respectively. These costs are expected to be recognized over a weighted average period of 2.2 years and 3.8 years, respectively. The fair value of restricted stocks vested during the years ended December 31, 2008, 2007 and 2006, based on market price on exercise date, was $684, $64 and $0, respectively.

Common stock compensation expense related to restricted stock awards granted under the 2005 Plan was $2,210, $1,084 and $186 for the years ended December 31, 2008, 2007 and 2006, respectively. The tax benefit realized for the tax deductions from stock awards totaled $107, $3, and $0 for the years ended December 31, 2008, 2007, and 2006, respectively.

12.  ACQUISITION OF D3 TECHNOLOGIES, INC.

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

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2008

The purchase price for D3 Technologies was funded in part with $38,500 of borrowings under the credit agreement discussed in Note 6 and the remainder with the Company’s existing cash.

The following table presents unaudited pro forma consolidated operating results for the Company for the year ended December 31, 2007 as if D3 Technologies had been acquired as of the beginning of that year:

Year Ended December 31, 2007
Net sales	$210,606
Net earnings	$13,517
Basic earnings per share	$1.21
Diluted earnings per share	$1.20

The following table summarizes the purchase price allocation for D3 Technologies at the date of acquisition:

Tangible assets, exclusive of cash	$13,195
Intangible assets, net of deferred taxes	12,056
Goodwill	42,908
Liabilities assumed	(9,067)
Cost of acquisition, net of cash acquired	$59,092

13.  INCOME TAXES

The temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred income tax assets and liabilities are as follows:

	December 31,
	2008	2007
Deferred tax assets:
Accrued vacation	$615	$528
Inventories	1,901	1,280
Other accrued expenses	14	18
Gain on sale of real estate	1,358	1,442
Other	1,260	694
Total deferred tax assets	5,148	3,962

Deferred tax liabilities
Depreciation	(3,416)	(2,052)
Amortization of intangibles	(3,662)	(4,799)
Other	(363)	(438)
Total deferred tax liabilities	(7,441)	(7,289)
Net deferred tax assets (liabilities)	$(2,293)	$(3,327)

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2008

The Company’s income tax provision attributable to income before income taxes consisted of the following for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Federal:
Current	$8,831	$6,156	$5,508
Deferred	(949)	482	(862)
	7,882	6,638	4,646

State
Current	815	687	794
Deferred	(86)	44	(106)
	729	731	688
Provision for income taxes	$8,611	$7,369	$5,334

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense attributable to income before cumulative effect of change in accounting principle is as follows:

	2008	2007	2006
Federal taxes	$8,357	$7,184	$5,603
State and local taxes, net of federal benefit	729	731	413
Production deduction	(323)	(306)	(196)
Research and experimental and other tax credits	(160)	(113)	(314)
Change in capital loss valuation reserve	-	-	(244)
Other	8	(127)	72
Provision for income taxes	$8,611	$7,369	$5,334

14.  CUSTOMER AND SUPPLIER CONCENTRATION

Direct sales, through both of its business segments, to the Company’s largest customer accounted for 22.1%, 25.8% and 32.8% of the Company’s total revenues in 2008, 2007 and 2006, respectively. Accounts receivable balances related to the largest customer based on direct sales were 25.7% and 23.7% of the accounts receivable balance at December 31, 2008 and 2007, respectively.  There were no indirect sales to the Company’s largest customer in 2008.  Indirect sales to the Company’s largest customer accounted for an additional 0.8% and 1.1% of the Company’s total sales in 2007 and 2006, respectively.

Direct sales, through both of its business segments, to the Company’s second largest customer accounted for 19.4%, 15.8% and 15.2% of the Company’s total revenues in 2008, 2007 and 2006, respectively.  Accounts receivable balances related to the second largest customer based on direct sales represented 15.3 % and 23.4% of the accounts receivable balance at December 31, 2008 and 2007, respectively.

Direct sales, through both of its business segments, to the Company’s third largest customer accounted for 19.0%, 11.1% and 10.9% of the Company’s total revenues in 2008, 2007 and 2006, respectively. Accounts receivable balances related to the third largest customer based on direct sales were 9.2 % and 10.6% of the accounts receivable balance at December 31, 2008 and 2007, respectively.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2008

The Company did not have any sales to a foreign country greater than 5% of its total sales in 2008, 2007, and 2006, respectively.  The amounts of profitability and identifiable assets attributable to foreign sales activity are not material when compared with revenue, profitability, and identifiable assets attributed to United States domestic operations during 2008, 2007 and 2006.

The Company purchased approximately 64%, 66% and 58% of the raw materials used in production from three suppliers in 2008, 2007 and 2006, respectively.

15.  BUSINESS SEGMENT INFORMATION

As a result of acquiring D3 Technologies, Inc. on July 31, 2007 and in accordance with the criteria set forth in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company is organized into two reportable segments: the Aerostructures segment and the Engineering Services segment.  The Aerostructures segment, comprised of all of the Company’s operations other than D3 Technologies, Inc., assembles, kits, fabricates, machines, finishes and integrates formed, close-tolerance aluminum and specialty alloy components and sheet metal products primarily for use by the aerospace, semiconductor and medical technology products industries. The Engineering Services segment, comprised of the operations of D3 Technologies, Inc., provides a complete range of design, engineering and program management services supporting aircraft lifecycles from conceptual design, analysis and certification through production support, fleet support and service life extensions via a complete turnkey engineering solution. The operating results of D3 Technologies, Inc. are included in the Company’s results from the date of acquisition.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2008

The accounting policies of the segments are the same as those described in Note 1.  Corporate assets, liabilities and expenses related to the Company’s corporate offices, except for interest expense and income taxes, primarily support the Aerostructures segment.  The table below presents information about reported segments on the basis used internally to evaluate segment performance:

	December 31,
	2008	2007	2006

Net sales:
Aerostructures	$150,804	$138,101	$122,993
Engineering Services	89,909	30,401	-
Eliminations	(1,251)	-	-
	$239,462	$168,502	$122,993

Income from operations:
Aerostructures	$16,392	$19,234	$16,223
Engineering Services	9,384	2,214	-
Eliminations	(92)	-	-
	$25,684	$21,448	$16,223

Depreciation and Amortization:
Aerostructures(1)	$6,790	$3,674	$3,859
Engineering Services	2,490	934	-
	$9,280	$4,608	$3,859

Interest income (expense):
Aerostructures	$-	$-	$-
Engineering Services	(28)	(16)	-
Corporate	(1,787)	(886)	(93)
	$(1,815)	$(902)	$(93)

Capital expenditures:
Aerostructures	$6,357	$6,201	$6,671
Engineering Services	1,698	369	-
	$8,055	$6,570	$6,671

Goodwill:
Aerostructures	$3,350	$5,653
Engineering Services	42,908	43,017
	$46,258	$48,670

Total assets:
Aerostructures	$110,481	$95,604
Engineering Services	71,866	70,993
	$182,347	$166,597

(1)           Amount for 2008 includes a $2,303 charge for impairment of goodwill.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2008
16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

2008	First	Second	Third	Fourth
Net sales	$60,417	$64,904	$61,941	$52,200
Gross profit	$15,623	$16,671	$16,883	$11,938
Net income	$4,476	$5,027	$5,180	$585
Amounts per common share:
Net income	$0.40	$0.45	$0.46	$0.05
Net income - assuming dilution	$0.40	$0.45	$0.46	$0.04

2007(1)	First	Second	Third	Fourth
Net sales	$32,176	$33,935	$47,795	$54,596
Gross profit	$8,271	$9,218	$13,301	$14,124
Net income	$2,241	$2,891	$4,185	$3,840
Amounts per common share:
Net income	$0.20	$0.26	$0.38	$0.34
Net income - assuming dilution	$0.20	$0.26	$0.37	$0.34

2006	First	Second	Third	Fourth
Net sales	$29,242	$32,768	$30,799	$30,184
Gross profit	$8,321	$8,847	$8,369	$7,929
Net income	$2,309	$2,957	$2,716	$2,693
Amounts per common share:
Net income	$0.27	$0.27	$0.24	$0.24
Net income - assuming dilution	$0.27	$0.26	$0.24	$0.24

(1) Includes results of D3 Technologies, Inc. for the five-month period commencing on the acquisition of D3 Technologies, Inc. on July 31, 2007.

17.  SUBSEQUENT EVENT

In January 2009, the Company acquired all of the shares of Integrated Technologies, Inc. (“Intec”), an Everett, Washington-based provider of advanced materials testing, manufacturing, and design services to the aerospace, defense and transportation industries.  Intec's primary business is designed to support composite testing, manufacturing and research, by analyzing new and existing materials including organic matrix composites, ceramics, metal matrix composites and metal.  The acquisition was funded by drawing upon the Company’s line of credit.  In 2008, sales by Intec were approximately $7,000. Management believes the acquisition of Intec, together with other initiatives, will provide significant composite assembly and component production to allow the Company to broaden its customer offerings and to use its skilled workforce in both the Aerostructures and Engineering Services segments to transition to production of non-metallic products.  Operating results of Intec will be included in the Company’s Aerostructures segment from the date of acquisition.

LMI AEROSPACE, INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(Dollar amounts in thousands)
December 31, 2008

		Additions		Deductions
	Beginning Balance	Charge to Cost/ Expense	Other Charge to Cost/ Expense (1)	Write-offs net of Recoveries	Ending Balance
Reserve for Accounts Receivable
Year ended December 31, 2006	$244	$127	$-	$(60)	$311
Year ended December 31, 2007	$311	$150	$146	$(315)	$292
Year ended December 31, 2008	$292	$43	$-	$(31)	$304

Reserves for Inventory
Year ended December 31, 2006	$2,086	$629	$-	$(528)	$2,187
Year ended December 31, 2007	$2,187	$874	$-	$(1,662)	$1,399
Year ended December 31, 2008	$1,399	$1,217	$-	$(643)	$1,973

(1)  Represents reserve acquired with D3 Technologies, Inc. on July 31, 2007.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2008.  Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

In order to produce reliable financial statements, management, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Management evaluates the effectiveness of internal control over financial reporting and tests for reliability of recorded financial information through a program of ongoing internal audits. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

Management, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, assessed the Company’s internal control over financial reporting as of December 31, 2008, as required by Section 404 of the Sarbanes-Oxley Act of 2002, based on the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework,” adopted by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective.

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
St. Charles, Missouri

We have audited LMI Aerospace, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). LMI Aerospace, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Report of Management Regarding Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, LMI Aerospace, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LMI Aerospace, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman LLP

Chicago, Illinois
March 13, 2009

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

Name	Age	Position

Ronald S. Saks	65	Chief Executive Officer, President and Director

Darrel E. Keesling	47	Chief Operating Officer

Ryan P. Bogan	34	Vice President of the Company and President and Chief Executive Officer of D3 Technologies, Inc., a wholly-owned subsidiary of the Company

Lawrence E. Dickinson	49	Chief Financial Officer and Secretary

Robert Grah	54	Vice President – Central Region

Michael J. Biffignani	53	Chief Information Officer/Director of Supplier Management and Procurement

Cynthia G. Maness	58	Vice President of Human Resources and Organizational Development

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

Darrel E. Keesling. Mr. Keesling was appointed the Chief Operating Officer on January 2, 2007. Prior to his employment with the Company, Mr. Keesling had been the Vice President and General Manager-Metal Structures of GKN Aerospace, Inc. since August, 2004 and prior thereto had served in other managerial capacities with GKN Aerospace, Inc., including Senior Director of Engineering and Director of Operations, since January, 2001.

Ryan P. Bogan. Mr. Bogan has served as a Vice President of the Company since 2007 and President and Chief Executive Officer of D3 Technologies, Inc. since 2001. Mr. Bogan had served in various management positions with D3 Technologies, Inc. since 1998, including Director of Business Development and Chief Operations Officer.

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

Cynthia G. Maness. Ms. Maness was appointed as Vice President of Human Resources and Organizational Development in 2008.  Ms. Maness joined the Company in 1990 as Human Resources Manager for Leonard’s Metal, Inc. Prior to joining us, Ms. Maness served in human resources management roles for Peper, Martin, Jensen, Maichel & Hetlage, the City of Ballwin, and Fontbonne College.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by Item 402 of Regulation S-K regarding the compensation of our directors and executive officers will be included in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by Item 407(e)(4) and (e)(5) of Regulation S-K will be included in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s 2009 Annual Meeting of Shareholders under the captions “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 403 of Regulation S-K regarding the security ownership of our beneficial owners and our management and the information required by Item 201(d) of Regulation S-K regarding our equity compensation plans will be included in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s 2009 Annual Meeting of Shareholders and is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 407(a) of Regulation S-K regarding director independence and Item 404 regarding transactions with related persons will be included in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information contained under the caption “Fees Billed by Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s 2009 Annual Meeting of Shareholders, which involves the election of directors, is incorporated herein by this reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Charles and State of Missouri on the 13th day of March, 2009.

LMI AEROSPACE, INC.

By:	/s/ Ronald S. Saks
Ronald S. Saks President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald S. Saks
Ronald S. Saks	Chief Executive Officer, President, and Director (Principal Executive Officer)	March 13, 2009
/s/ Lawrence E. Dickinson
Lawrence E. Dickinson	Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 13, 2009
/s/ Joseph Burstein
Joseph Burstein	Chairman of the Board, and Director	March 13, 2009

Sanford S. Neuman	Assistant Secretary and Director	March 13, 2009

Thomas Unger	Director	March 13, 2009

/s/ Brian D. Geary
Brian D. Geary	Director	March 13, 2009

/s/ John M. Roeder
John M. Roeder	Director	March 13, 2009

/s/ John S. Eulich
John S. Eulich	Director	March 13, 2009

/s/ Judith W. Northup
Judith W. Northup	Director	March 13, 2009

EXHIBIT INDEX

Exhibit Number	Description
2.1
Stock Purchase Agreement dated as of June 17, 2007 between John J. Bogan, Trustee of the John Bogan Separate Property Trust Dated October 5, 1999, William A. Huston, and LMI Aerospace, Inc. previously filed as Exhibit 2.1 to the Registrant’s Form 8-K filed June 18, 2007 and incorporated herein by reference.

3.1	Restated Articles of the Registrant previously filed as Exhibit 3.1 to the Registrant’s Form S-1 (File No. 333-51357) dated as of April 29, 1998 (the “Form S-1”) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Registrant previously filed as Exhibit 3.2 to the Form S-1 and incorporated herein by reference.

3.3
Amendment to Restated Articles of Incorporation dated as of July 9, 2001 filed as Exhibit 3.3 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001 and filed April 1, 2002 and incorporated herein by reference.

4.1	Form of the Registrant’s Common Stock Certificate previously filed as Exhibit 4.1 to the Form S-1 and incorporated herein by reference.

10.1+
Employment Agreement effective January 1, 2006 between the Registrant and Ronald S. Saks, as previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed January 11, 2006 and incorporated herein by reference.

10.2
Lease Agreement dated December 7, 2005 between Inmobiliaria LA Rumorosa S.A. de C.V. and Ivemsa S.A. De C.V. for the premises located at A.V. Eucalipto, #2351, Col. Rivera, Modulo Cy D, C.P. 21259, Mexicali, Baja California, Mexico and filed herewith.

10.3	Lease Agreement dated May 19, 2008 between Precise Machine Partners, LLP and Acquiport DFWIP, Inc. for the premises located at 14813 Trinity Blvd., Fort Worth, Texas and filed herewith.

10.4	Lease Agreement dated May 2, 2006 between LMI Finishing, Inc. and Port Partnership, LLP for the premises located at 5270 N. Skiatook, Catoosa, Oklahoma and filed herewith.

10.5	Lease Agreement dated September 1, 2003 between Leonard’s Metal, Inc. and Kole Warehouses for the premises located at 101 Coleman, Savannah, Georgia and filed herewith.

10.6
Lease Agreement dated March 24, 1997, including all amendments, between D3 Technologies, Inc. and H.G. Fenton Company for the premises located at 4838 Ronson Court, San Diego, California and filed herewith.

10.7	Lease Agreement dated June 23, 2005 between D3 Technologies, Inc. and Quadrant Park for the premises located at 8217-8223 44th Avenue, Mukilteo, Washington and filed herewith.

10.8	Lease Agreement dated February 13, 2007 between LMI Finishing, Inc. and CIT CRE LLC for the premises located at 2104 N. 170th St. East, Tulsa, Oklahoma and filed herewith.

10.9*	Master Agreement between the Registrant and Aviation Partners Boeing, LLC filed herewith.

10.10*	Purchase Order Number 801538 as Master Agreement between the Registrant and Vought Aircraft Industries, Inc.

10.11+
Employment Agreement effective January 1, 2008 between the Registrant and Lawrence E. Dickinson, Chief Financial Officer of the Registrant previously filed as Exhibit 10.37 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2007 filed March 14, 2008 and incorporated herein by reference.

10.12+
Employment Agreement effective January 1, 2008 between the Registrant and Michael J. Biffignani, Chief Information Officer of the Registrant, previously filed as Exhibit 10.38 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2007 filed March 14, 2008 and incorporated herein by reference.

10.13
Lease Agreement dated May 6, 1997 between the Registrant and Victor Enterprises, LLC, including all amendments, for the leased premises located at 101 Western Avenue S., Auburn, Washington previously filed as Exhibit 10.10 to the Form S-1/A and incorporated herein by reference.

10.14
Lease Agreement dated February 1, 1995 between the Registrant and RFS Investments for the leased premises located at 2621 West Esthner Court, Wichita, Kansas previously filed as Exhibit 10.11 to the Form S-1/A and incorporated herein by reference.

10.15+	Profit Sharing and Savings Plan and Trust including amendments previously filed as Exhibit 10.12 to the Form S-1/A and incorporated herein by reference.

10.16+
Employment Agreement dated January 1, 2006 between the Registrant and Michael J. Biffignani previously filed as Exhibit 10.2 to the Registrant’s Form 8-K filed January 11, 2006 and incorporated herein by reference.

10.17
General Conditions (Fixed Price - Non-Government) for the G-IV/F100 Program, Additional Conditions for the Wing Stub/Lower 45 Program Boeing Model 767 Commercial Aircraft and Form of Master Agreement, Purchase Order Terms and Conditions, all with Northrop Grumman previously filed as Exhibit 10.18 to the Form S-1/A and incorporated herein by reference.

10.18+
Employment Agreement effective as of January 1, 2006 between the Registrant and Lawrence E. Dickinson previously filed as Exhibit 10.3 to the Registrant’s Form 8-K filed January 11, 2006 and incorporated herein by reference.

10.19
Business Reformation Agreement between Leonard’s Metal, Inc. and Lockheed Martin Aeronautics Company dated September 21, 2001 previously filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed November 14, 2001 and incorporated by reference.

10.20
Lease Agreement dated April 2, 2001 between Peter Holz and Anna L. Holz Trustees of the Peter and Anna L. Holz Trust dated 2/8/89, as to an undivided one-half interest, and Ernest R Star and Linda Ann Zoettl, Trustees under the Ernest L. Star and Elizabeth H. Star 1978 Trust dated August 25, 1978, as to an undivided one-half interest and Metal Corporation for the premises located at 11011-11021 Olinda Street, Sun Valley, California previously filed as Exhibit 10.27 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001 filed April 1, 2002 and incorporated herein by reference.

10.21
Lease Agreement dated April 2, 2001 between Tempco Engineering, Inc. and Metal Corporation for the premises located at 8866 Laurel Canyon Blvd., Sun Valley, California previously filed as Exhibit 10.28 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001 filed April 1, 2002 and incorporated herein by reference.

10.22+
Employment Agreement effective as of January 1, 2006 between the Registrant and Robert T. Grah previously filed as Exhibit 10.4 to the Registrant’s Form 8-K filed January 11, 2006 and incorporated herein by reference.

10.23+
Employment Agreement effective as of January 1, 2004 between the Registrant and Duane Hahn filed as Exhibit 10.3 to the Registrant’s Form 10-Q filed August 16, 2004 and incorporated herein by reference.

10.24
Memorandum of Agreement between Leonard’s Metal, Inc. and Gulfstream Aerospace dated September 3, 2003 previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed September 12, 2003 and incorporated herein by reference.

10.25
Special Business Provisions Agreement between Leonard’s Metal, Inc. and The Boeing Company dated March 20, 2003 previously filed as Exhibit 10.2 to the Registrant’s Form 8-K filed September 12, 2003 and incorporated herein by reference.

10.26
General Terms Agreement between Leonard’s Metal, Inc. and The Boeing Company previously filed as Exhibit 10.3 to the Registrant’s Form 8-K filed September 12, 2003 and incorporated herein by reference.

10.27
Lease Agreement between Nonar Enterprises and Versaform Corporation dated September 12, 2003 for the premises located at 1377 Specialty Drive, Vista, California previously filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed November 14, 2003 and incorporated herein by reference.

10.28
Credit and Security Agreement between the Registrant and Wells Fargo Business Credit, Inc. dated November 29, 2004 previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed December 1, 2004 and incorporated herein by reference.

10.29
First Amendment to the Credit and Security Agreement between the Registrant and Wells Fargo Business Credit, Inc., dated February 15, 2006 previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed February 22, 2006 and incorporated herein by reference.

10.30+	2005 Long-Term Incentive Plan previously filed as Exhibit 10.1 in the Registrant’s Form 8-K filed July 13, 2005 and incorporated herein by reference.

10.31
General Terms Agreement between Spirit AeroSystems, Inc. (Tulsa Facility) and LMI Aerospace, Inc. dated April 19, 2006 previously filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed May 18, 2006 and incorporated herein by reference.

10.32
Special Business Provisions between Spirit AeroSystems, Inc. and LMI Aerospace, Inc. dated April 19, 2006 previously filed as Exhibit 10.2 to the Registrant’s Form 10-Q filed May 18, 2006 and incorporated herein by reference.

10.33
Lease Agreement between Leonard’s Metal and Welsh Fountain Lakes, L.L.C. dated June 9, 2006 between Welsh Fountain Lakes, L.L.C. for the premises located at 411 Fountain Lakes Blvd., St. Charles, Missouri previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed June 15, 2006 and incorporated herein by reference.

10.34
Memorandum of Agreement effective as of January 1, 2006 between LMI Aerospace, Inc. and Gulfstream Aerospace Corporation previously filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed November 13, 2006 and incorporated herein by reference.

10.35
Amended and Restated Credit Agreement between the Registrant and Wells Fargo Bank dated December 28, 2006 previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed January 3, 2007 and incorporated herein by reference.

10.36
Purchase Agreement among LMI Finishing, Inc., Leonard’s Metal, Inc. and CIT CRE LLC dated December 28, 2006 previously filed as Exhibit 10.2 to the Registrant’s Form 8-K filed January 3, 2007 and incorporated herein by reference.

10.37
Lease Agreement between Leonard’s Metal, Inc. and CIT CRE LLC, dated as of December 28, 2006 for the premises located at 2629-2635 Esthner Court, Wichita, Kansas, 3600 Mueller Road, St. Charles, Missouri, 3030-3050 North Highway 94, St. Charles, Missouri previously filed as Exhibit 10.3 to the Registrant’s Form 8-K filed January 3, 2007 and incorporated herein by reference.

10.38
Guaranty and Suretyship Agreement between the Registrant and CIT CRE LLC dated December 28, 2006 previously filed as Exhibit 10.4 to the Registrant’s Form 8-K filed January 3, 2007 and incorporated herein by reference.

10.39+
Employment Agreement effective January 2, 2007 between the Registrant and Darrel E. Keesling previously filed as Exhibit 10.5 to the Registrant’s Form 8-K filed January 3, 2007 and incorporated herein by reference.

10.40
Credit Agreement between the Registrant, Wachovia Bank, National Association (as Administrative Agent, Swingline Lender and Issuing Lender), Wells Fargo Bank, National Association (as Syndication Agent) and the other lender parties thereto dated July 31, 2007 previously filed as Exhibit 4.1 to the Registrant’s Form 8-K filed August 6, 2007 and incorporated herein by reference.

10.41+
Employment Agreement effective July 31, 2007, between the Registrant and Ryan P. Bogan previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed August 6, 2007 and incorporated herein by reference.

10.42+
Restricted Stock Award Agreement between the Registrant and Ryan P. Bogan dated July 31, 2007 previously filed as Exhibit 10.2 to the Registrant’s Form 8-K filed August 6, 2007 and incorporated herein by reference.

10.43+
Employment Agreement effective January 1, 2008 between the Registrant and Ronald S. Saks, Chief Executive Officer and President of the Registrant, previously filed as Exhibit 10.35 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2007 filed March 14, 2008 and incorporated herein by reference.

10.44+
Employment Agreement effective January 1, 2008 between the Registrant and Robert T. Grah, Vice President of Sheet Metal Operations of the Registrant, previously filed as Exhibit 10.36 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2007 filed March 14, 2008 and incorporated herein by reference.

14	Code of Business Conduct and Ethics, filed as Exhibit 14.1 to the Registrant’s Form 10-K/A for the fiscal year ended December 31, 2003 filed May 6, 2004 and incorporated herein by reference.

21.1	List of Subsidiaries of the Registrant filed herewith.

23.1	Consent of BDO Seidman, LLP filed herewith.

31.1	Rule 13a-14(a) Certification of Ronald S. Saks, President and Chief Executive Officer filed herewith.

31.2	Rule 13a-14(a) Certification of Lawrence E. Dickinson, Chief Financial Officer filed herewith.

32	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 filed herewith.

_________________________________________
+	Management contract or compensatory plan or arrangement required to be filed as exhibit to this report.

*
The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2, under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.