Form 10-Q
period 2009-03-31
LMI AEROSPACE INC
filed 2009-05-11
CIK 1059562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009.
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

Yes ☒                                No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐                                No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                                    ☐                      Accelerated filer                                           ☒
Non-accelerated filer                                                      ☐                      Smaller reporting company                         ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

On April 30, 2009, there were 11,617,429 shares of our common stock, par value $0.02 per share outstanding.

LMI AEROSPACE, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDING MARCH 31, 2009

PART I
FINANCIAL INFORMATION
Item 1.  Financial Statements.
LMI Aerospace, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	(Unaudited)
	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$228	$29
Trade accounts receivable, net of allowance of $338 at
March 31, 2009 and $304 at December 31, 2008	39,882	26,887
Inventories, net	61,845	62,393
Prepaid expenses and other current assets	2,813	2,137
Income taxes receivable	304	364
Total current assets	105,072	91,810

Property, plant and equipment, net	20,306	20,103
Goodwill	53,559	46,258
Intangible assets, net	23,066	17,861
Deferred income taxes	5,118	5,148
Other assets	1,149	1,167
Total assets	$208,270	$182,347

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$10,993	$12,363
Accrued expenses	10,813	9,936
Short-term deferred gain on sale of real estate	233	233
Current installments of long-term debt and capital lease obligations	467	498
Total current liabilities	22,506	23,030

Long-term deferred gain on sale of real estate	3,471	3,540
Long-term debt and capital lease obligations, less current installments	44,777	25,536
Deferred income taxes	9,571	7,441
Other long-term liabilities	1,235	-
Total long-term liabilities	59,054	36,517

Shareholders’ equity:
Common stock, $0.02 par value per share; authorized 28,000,000 shares; issued 11,980,617 shares and 11,926,309 shares at
March 31, 2009 and December 31, 2008, respectively	240	239
Preferred stock, $0.02 par value per share; authorized 2,000,000
shares; none issued at either date.	-	-
Additional paid-in capital	70,408	69,855
Treasury stock, at cost, 363,188 shares at March 31, 2009
and 364,088 shares at December 31, 2008	(1,723)	(1,727)
Retained earnings	57,785	54,433
Total shareholders’ equity	126,710	122,800
Total liabilities and shareholders’ equity	$208,270	$182,347

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Sales and service revenues
Product sales	$42,734	$36,726
Service revenues	21,268	23,691
Net sales	64,002	60,417
Cost of sales and service revenues
Cost of product sales	31,566	25,888
Cost of service revenues	17,850	18,906
Cost of sales	49,416	44,794
Gross profit	14,586	15,623

Selling, general and administrative expenses	8,473	8,056
Severance and restructuring	362	-
Income from operations	5,751	7,567

Other income (expense):
Interest income (expense), net	(422)	(543)
Other, net	(41)	(3)
Total other income (expense)	(463)	(546)

Income before income taxes	5,288	7,021
Provision for income taxes	1,934	2,545
Net income	$3,354	$4,476

Amounts per common share:
Net income per common share	$0.30	$0.40

Net income per common share assuming dilution	$0.30	$0.40

Weighted average common shares outstanding	11,277,789	11,172,857
Weighted average dilutive common shares
outstanding	11,306,410	11,292,151

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc.
Condensed Statements of Cash Flows
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Operating activities:
Net income	$3,354	$4,476
Adjustments to reconcile net income to
net cash used by operating activities:
Depreciation and amortization	1,955	1,603
Charges for bad debt expense	15	61
Charges for inventory obsolescence and valuation	314	339
Restricted stock compensation	526	604
Loss on sale of equipment	13	-
Deferred tax provision	30	-
Changes in operating assets and liabilities, net of
acquired businesses:
Trade accounts receivable	(12,447)	(5,124)
Inventories	521	(5,862)
Prepaid expenses and other assets	(668)	(208)
Current income taxes	1,983	2,865
Accounts payable	(1,553)	(814)
Accrued expenses	(2,076)	(1,906)
Net cash used by operating activities	(8,033)	(3,966)

Investing activities:
Additions to property, plant and equipment	(875)	(1,535)
Acquisitions, net of cash acquired	(10,047)	-
Other, net	(108)	56
Net cash used by investing activities	(11,030)	(1,479)

Financing activities:
Proceeds from issuance of debt	-	73
Principal payments on long-term debt and notes payable	(130)	(228)
Net advances on revolving line of credit	19,340	5,582
Proceeds from exercise of stock options	52	24
Net cash provided by financing activities	19,262	5,451

Net increase in cash and cash equivalents	199	6
Cash and cash equivalents, beginning of year	29	82
Cash and cash equivalents, end of quarter	$228	$88

Supplemental disclosures of cash flow information:
Interest paid	$462	$223
Income taxes paid (refunded), net	$(60)	$(320)

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2009

1.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.  These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from these estimates.

New Accounting Standards

In January 2009, the Company adopted SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which continues the evolution toward fair value reporting and significantly changes the accounting for acquisitions that closed beginning in 2009, both at the acquisition date and in subsequent periods. SFAS No. 141(R) introduces new accounting concepts and valuation complexities, and many of the changes have the potential to generate greater earnings volatility after an acquisition. SFAS No. 141(R) did not have a material effect on the Company’s results of operations and financial position.

The Company adopted the remaining provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), in January 2009, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of SFAS No. 157 did not have a material effect on the Company’s results of operations and financial position.

Also in January 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 requires, among other things, enhanced disclosure about the volume and nature of derivative and hedging activities and a tabular summary showing the fair value of derivative instruments included in the statement of financial position and statement of operations.  SFAS 161 also requires expanded disclosure of contingencies included in derivative instruments related to credit risk.  The adoption of SFAS 161 did not have a material effect on the Company’s financial statements.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2009

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP expands to interim periods the existing annual requirement to disclose the fair value of financial instruments that are not reflected on the balance sheet at fair value. The FSP will be effective and could potentially require additional disclosures in interim periods after the Company's fiscal year ending 2009.

In April 2009, the FASB issued Staff Position No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP 157-4"). This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No.157, "Fair Value Measurements" ("SFAS 157"), when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. In those cases, further analysis of transactions or quoted prices is required, and a significant adjustment may be necessary to estimate fair value in accordance with SFAS 157. FSP 157-4 also amends SFAS 157 to require disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and does not require disclosures for earlier periods presented for comparative purposes at initial adoption. We will adopt FSP 157-4 beginning our second fiscal quarter of 2009, and we do not expect the adoption of FSP 157-4 to have a significant impact on the Company’s financial statements.

2.  Acquisition of Integrated Technologies, Inc.

In January 2009, the Company acquired all of the shares of capital stock of Integrated Technologies, Inc. (“Intec”), an Everett, Washington-based provider of advanced materials testing, manufacturing and design services to the aerospace, defense and transportation industries.  Intec’s primary business is designed to support composite testing, manufacturing and research, by analyzing new and existing materials, including organic matrix composites, ceramics, metal matrix composites and metal.  The acquisition was funded by drawing upon the Company’s line of credit.  Management believes the acquisition of Intec, together with other initiatives, will provide significant composite assembly and component production capabilities to the Company, which will allow the Company to broaden its customer offerings and to use its skilled workforce in both the Aerostructures and Engineering Services segments to transition to production of non-metallic products.  This acquisition was accounted for in accordance with SFAS 141(R).  Operating results of Intec have been included in the Company’s Aerostructures segment from the date of acquisition, and acquisition related costs were expensed.  The pro-forma operating results, as if the Company had completed the acquisition at the beginning of the periods presented, are not significant to the Company’s operations and are not presented.

3.  Inventories

Inventories consist of the following:

	March 31, 2009	December 31, 2008

Raw materials	$10,066	$9,078
Work in progress	9,492	12,765
Manufactured and purchased components	16,989	16,437
Finished goods	25,298	24,113
Total inventories	$61,845	$62,393

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2009

These amounts include reserves for obsolete and slow-moving inventory of $1,768 and $1,838 and a reserve for lower of cost or market of $187 and $135 at March 31, 2009 and December 31, 2008, respectively.

4.  Goodwill and Intangible Assets

Goodwill

Goodwill balance at March 31, 2009 consisted of $7,301 from the acquisition of Intec in January 2009, $42,908 from acquisition of D3 Technologies, Inc. (“D3 Technologies”) in July 2007 and $3,350 from the acquisition of Tempco Engineering, Inc. in April 2001. Goodwill balance at December 31, 2008 consisted of $42,908 from the acquisition of D3 Technologies and $3,350 from the acquisition of Tempco Engineering, Inc.

The Company accounts for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The carrying value of goodwill and intangible assets with indefinite lives are assessed at least annually and an impairment charge is recorded if appropriate.

Intangible Assets

Intangible assets primarily consist of trademarks and customer intangibles resulting from the acquisitions of Intec, D3 Technologies and Versaform Corporation. The trademark that resulted from the acquisition of D3 Technologies was determined to have an indefinite life. Customer intangibles have an original estimated useful life of 15 years.  The carrying values were as follows:

	March 31, 2009	December 31, 2008

Trademarks	$4,582	$4,222
Customer intangible assets	21,515	16,610
Other	582	160
Accumulated amortization	(3,613)	(3,131)
Intangible assets, net	$23,066	$17,861

Intangibles amortization expense was $481 and $360 for the three months ended March 31, 2009 and 2008, respectively.   Estimated annual amortization expense for the balance of 2009 and the next five years is as follows:

Year ending December 31,
2009 (1)	$1,449
2010	1,990
2011	1,986
2012	1,975
2013	1,891
2014	1,773
Thereafter	7,780
$18,844
(1) Represents amortization expense for the remainder of 2009.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2009

5.  Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following:

	March 31, 2009	December 31, 2008

Capital lease obligations	$322	$347
Revolving line of credit	44,340	25,000
Notes payable, principal and interest payable
at fixed rates, ranging from 1.67% to 10.70%
at March 31, 2009 and December 31, 2008	582	687
Total debt	$45,244	$26,034
Less current installments	467	498
Total	$44,777	$25,536

The Company has entered into a senior secured revolving credit facility in an aggregate principal amount of up to $80,000 of which $43,700 was utilized at March 31, 2009.  Borrowings under the credit facility are secured by substantially all of the Company’s assets and bear interest at either (a) the “base rate” (the higher of the federal funds rate plus one-half of one percent or the prime commercial lending rate) plus the applicable interest margin ranging from 0.125% to 1.0%, depending upon the Company’s total leverage ratio at the end of each quarter, or (b) the LIBOR rate plus an applicable interest margin ranging from 1.125% to 2.0%, depending upon the Company’s total leverage ratio at the end of each quarter.  If the Company elects to borrow under the LIBOR rate, interest periods range from one to twelve months. The maturity date of the credit facility, which is subject to acceleration upon breach of the financial covenants (consisting of a maximum total leverage ratio and a minimum fixed charge coverage ratio) and other customary non-financial covenants contained in the credit agreement, is July 31, 2012. In addition, the Company entered into a line of credit agreement providing a revolving credit facility in the amount of up to $1,000 at the base rate plus 1.125%, of which $640 was utilized at March 31, 2009.

The Company has also entered into various notes payable and capital lease agreements for the purchase of certain equipment and software. The notes are secured by certain equipment and software and payable in monthly installments including interest rates ranging from 1.67% - 10.70% through January 2012. The capital lease agreements expire between October 2010 and March 2012.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2009

6.  Earnings Per Common Share

Basic net income per common share is based upon the weighted average number of common shares outstanding.  Diluted net income per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect of stock options and restricted stock, using the treasury stock and if-converted methods.  The number of dilutive shares as of March 31, 2009 attributable to stock options was 28,621.  A weighted average of 76,812 incremental shares, calculated using the treasury stock method, relating to non-vested restricted stock under the Company’s share-based compensation plan was excluded from the computation of 2009 diluted net income per common share because the grant date fair value was greater than the average market price of the common shares for the three month-period ended March 31, 2009, causing such shares to have an anti-dilutive effect on earnings per share.  The number of dilutive shares as of March 31, 2008 attributable to stock options and restricted shares was 119,294.

7.  Stock-Based Compensation

On July 7, 2005, the Company’s shareholders approved the LMI Aerospace, Inc. 2005 Long-term Incentive Plan (the “Plan”). The Plan is the Company’s only compensation plan under which shares of the Company’s common stock are authorized for issuance to employees or directors. The Plan provides for the grant of non-qualified stock options, incentive stock options, shares of restricted stock, restricted stock units, stock appreciation rights, performance awards and other share-based grants and cash bonus awards.

The Company did not make any share-based grants or awards, except for restricted stock awards as disclosed below, for the three months ended March 31, 2009 and 2008, respectively.  A summary of stock option activity under the Company’s share-based compensation plan for the three months ended March 31, 2009 is presented below:

Stock Options	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2009	63,890	$2.81
Granted	-	-
Exercised	(18,255)	2.86
Forfeited or expired	(1,100)	4.75
Outstanding at March 31, 2009	44,535	$2.74

All outstanding stock options were exercisable at March 31, 2009.  The aggregate intrinsic value of vested stock options was $254 at March 31, 2009, which options had a weighted average remaining life of 1.3 years at March 31, 2009.  The aggregate intrinsic value of options exercised during the three months ended March 31, 2009 and 2008, based upon the market price on the exercise date, was approximately $51 and $100, respectively.

The following table summarizes information about stock options outstanding at March 31, 2009:

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2009

Range of Exercise Prices	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.96 - $2.90	41,835	1.23	$2.54
$2.91 - $4.35	200	0.67	3.13
$4.36 - $6.06	2,500	3.13	6.06
Total	44,535	1.34	$2.74

A summary of the activity for non-vested restricted stock awards as of March 31, 2009 and changes during the three-month period is presented below:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2009	294,774	$22.78
Granted	38,885	11.70
Vested	(7,439)	16.48
Forfeited	-	-
Outstanding at March 31, 2009	326,220	$21.60

Common stock compensation expense related to restricted stock awards granted under the Plan was $526 and $604 for the three-month periods ended March 31, 2009 and 2008, respectively.

Total unrecognized compensation costs related to non-vested share-based compensation awards granted or awarded under the Plan were $3,899 and $3,972 at March 31, 2009 and December 31, 2008, respectively. These costs are expected to be recognized over a weighted average period of 2.1 years and 2.2 years, respectively.

8.  Business Segment Information

As a result of acquiring D3 Technologies on July 31, 2007 and in accordance with the criteria set forth in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company is organized into two reportable segments: the Aerostructures segment and the Engineering Services segment.  The Aerostructures segment, comprised of all of the Company’s operations other than those of D3 Technologies, primarily assembles, kits, fabricates, machines, finishes and integrates formed, close-tolerance aluminum and specialty alloy components and sheet metal products primarily for use by the aerospace, semiconductor and medical technology products industries. The Engineering Services segment, comprised of the operations of D3 Technologies, provides a complete range of design, engineering and program management services supporting aircraft lifecycles from conceptual design, analysis and certification through production support, fleet support and service life extensions via a complete turnkey engineering solution.

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

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2009
	Three Months Ended March 31,
	2009	2008

Net sales:
Aerostructures	$43,326	$37,110
Engineering Services	20,839	23,307
Eliminations	(163)	-
	$64,002	$60,417

Income from operations:
Aerostructures	$4,129	$4,904
Engineering Services	1,535	2,663
Eliminations	87
	$5,751	$7,567

Depreciation and amortization:
Aerostructures	$1,191	$1,015
Engineering Services	764	588
	$1,955	$1,603

Interest income (expense):
Aerostructures	$-	$-
Engineering Services	(3)	-
Corporate	(419)	(543)
	$(422)	$(543)

Capital expenditures:
Aerostructures	$537	$1,302
Engineering Services	338	233
	$875	$1,535

	March 31, 2009	December 31, 2008

Goodwill:
Aerostructures	$10,651	$3,350
Engineering	42,908	42,908
	$53,559	$46,258

Total assets:
Aerostructures	$136,265	$110,481
Engineering	72,005	71,866
	$208,270	$182,347

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2009

9.  Customer Concentration

Direct sales, through both of its business segments, to the Company’s largest customer accounted for 23.8% and 22.4% of the Company’s total revenues at March 31, 2009 and 2008, respectively. Accounts receivable balances related to the largest customer based on direct sales were 25.8% and 25.7% of the accounts receivable balance at March 31, 2009 and December 31, 2008, respectively.

Direct sales, through both of its business segments, to the Company’s second largest customer accounted for 15.8% and 20.5% of the Company’s total revenues at March 31, 2009 and 2008, respectively. Accounts receivable balances related to the second largest customer based on direct sales represented 6.0% and 15.3% of the accounts receivable balance at March 31, 2009 and December 31, 2008, respectively.

Direct sales, through both of its business segments, to the Company’s third largest customer accounted for 13.9% and 19.1% of the Company’s total revenues at March 31, 2009 and 2008, respectively. Accounts receivable balances related to the third largest customer based on direct sales were 10.6% and 9.2% of the accounts receivable balance at March 31, 2009 and December 31, 2008, respectively.

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

The Company believes that certain significant accounting estimates have the potential to have a more significant impact on the financial statements either because of the significance of the financial statements to which they relate or because they involve a higher degree of judgment and complexity.  A summary of such critical accounting estimates can be found in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Overview

We are a leading provider of design engineering services, structural components, assemblies and kits to the aerospace, defense and technology industries. We primarily sell our products and services to the large commercial aircraft, military, corporate and regional aircraft, and technology markets.  Historically, our business was primarily dependent on the large commercial aircraft market, specifically with one principal customer. In order to diversify our product and customer base, we implemented an acquisition and marketing strategy in the late 1990s that has broadened the number of industries to which we sell our products and services and, within the aerospace industry, diversified our customer base to reduce our dependence on any one principal customer. Our acquisition of D3 Technologies in 2007 was in furtherance of our growth strategy of increasing the array of value-added services and solutions that we offer to our customers.  We believe that OEM and Tier 1 aerospace companies will continue the trend of selecting their suppliers based upon the breadth of more complex and sophisticated design and manufacturing capabilities and value-added services as well as the ability of their suppliers to manage large production programs.

In January 2009, the Company acquired Intec, an Everett, Washington-based provider of advanced materials testing, manufacturing and design services to the aerospace, defense and transportation industries.  Intec’s primary business is designed to support composite testing, manufacturing and research, by analyzing new and existing materials including organic matrix composites, ceramics, metal matrix composites and metal.  We believe the acquistion of Intec, together with other initiatives, will provide significant composite assembly and component production capabilities, which will allow us to broaden our customer offerings and to use our skilled workforce in both the Aerostructures and Engineering Services segments to transition to production of non-metallic product.

Results of Operations

Three months ended March 31, 2009 compared to March 31, 2008

The following table is a summary of our operating results for the three months ended March 31, 2009 and 2008, respectively:

	Three Months Ended
	March 31, 2009
	($ in millions)
	Aerostructures	Engineering Services	Eliminations	Total
Net sales	$43.3	$20.8	$(0.1)	$64.0
Cost of sales	32.3	17.3	(0.2)	49.4
Gross profit	11.0	3.5	0.1	14.6
S,G & A	6.4	2.0	-	8.4
Severance and restructuring	0.4	-	-	0.4
Income from operations	$4.2	$1.5	$0.1	$5.8

	Three Months Ended
	March 31, 2008
	($ in millions)
	Aerostructures	Engineering Services	Eliminations	Total
Net sales	$37.1	$23.3	$-	$60.4
Cost of sales	26.3	18.5	-	44.8
Gross profit	10.8	4.8	-	15.6
S,G & A	6.0	2.1	-	8.1
Income from operations	$4.8	$2.7	$-	$7.5

Aerostructures Segment

Net Sales.  The following table specifies the amount of the Aerostructures segment’s net sales by category for the first quarter of 2009 and 2008 and the percentage of total net sales for each period represented by each category.

	Three Months Ended
Category	March 31, 2009	% of Total	March 31, 2008	% of Total
	($ in millions)
Corporate and regional aircraft	$15.8	36.5%	$13.4	36.1%
Large commercial aircraft	14.7	33.9	10.7	28.8
Military	11.1	25.6	9.9	26.7
Technology	0.2	0.5	2.2	6.0
Other (1)	1.5	3.5	0.9	2.4
Total	$43.3	100.0%	$37.1	100.0%

(1) Primarily consists of testing and processing services in 2009 and consulting services and various aerospace products in 2008.

Net sales for the first quarter of 2009 were $43.3 million, up 16.7% from $37.1 million in the first quarter of 2008.  The increase in net sales occurred in the corporate and regional aircraft, large commercial aircraft and military sectors.  The increase was due, in part, to $5.3 million in tooling sales in the first quarter of 2009, including tooling sales of $2.8 million on the G250, $1.1 million on the CRJ-1000, $0.9 million on the G650 and $0.4 million on the 747-8.

Net sales of components for corporate and regional aircraft were $15.8 million for the first quarter of 2009 compared to $13.4 million for the first quarter of 2008, an increase of $2.4 million or 17.9%.  This increase was primarily attributable to $4.7 million in tooling sales, which are not expected to be sustained at that rate through the remainder of the year, offset by a $2.8 million decrease in sales of large cabin components for Gulfstream.  This reduction is primarily a result of production rate cuts announced by Gulfstream in March 2009 and the resulting inventory adjustments implemented in connection with these rate cuts.

Net sales of products used in large commercial aircraft were $14.7 million for the first quarter of 2009 compared to $10.7 million for the first quarter of 2008, an increase of $4.0 million or 37.4%.  The increase in net sales to this market was driven by support for the 767 wing modification and winglet program, which generated $5.0 million of sales.    We also increased net sales for the Boeing 747 by $1.4 million to $3.1 million in the first quarter of 2009 from $1.7 million in the first quarter of 2008. These increases were partially offset by a $2.0 million decrease in sales for the Boeing 737 from $6.7 million in the first quarter of 2008 to $4.7 million in the first quarter of 2009 and a $0.5 million decrease in other large commercial aircraft products from $1.7 million in the first quarter of 2008 to $1.2 million in the first quarter of 2009, primarily as a residual impact of the Boeing strike in the fourth quarter of 2008 and a late March inventory assessment by a Tier 1 customer that deferred March sales of $0.5 million into April 2009.

Military products generated $11.1 million of net sales in the first quarter of 2009 compared to $9.9 million in the first quarter of 2008, an increase of $1.2 million or 12.1%.  This increase resulted from net sales for the Sikorsky Blackhawk program which generated $8.6 million of net sales in the first quarter of 2009 compared to $7.0 million in the first quarter of 2008. An increase also resulted from net sales for the Boeing Apache helicopter of $1.9 million in the first quarter of 2009 compared to $1.3 million in the first quarter of 2008.  These increases were offset by a slight decline in other military products from $1.5 million in the first quarter of 2008 to $0.7 million in the first quarter of 2009.

Technology products net sales declined by 90.9% in the first quarter of 2009 to $0.2 million from $2.2 million for the first quarter of 2008.  This decrease was due to lower demand in semiconductor equipment.

The backlog at March 31, 2009 was $236 million, of which $179 million is due in the next twelve months.  The backlog at March 31, 2008 was $157 million.

Gross Profit.  Gross profit for the first quarter of 2009 was $11.0 million (25.4% of net sales) compared to $10.8 million (29.1% of net sales) in the first quarter of 2008.  Gross profit was negatively impacted by lower margins on both the 767 wing modification program and tooling sales.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, including severance and restructuring costs, for the first quarter of 2009 were $6.8 million (15.7% of net sales) compared to $6.0 million (16.2% of net sales) in the first quarter of 2008.  The increase was primarily due to severance and restructuring costs of $0.4 million and the acquisition costs expensed under FAS 141(R) relating to the Intec Acquisition of $0.3 million.   In addition, Intec added $0.4 million of expense for the 2009 quarter subsequent to its acquisition.

Engineering Services Segment

Net Sales. The following table specifies the amount of the Engineering Services segment’s net sales by category for the first quarter of 2009 and 2008 and the percentage of the segment’s total net sales represented by each category.

	Three Months Ended
Category	March 31, 2009	% of Total	March 31, 2008	% of Total
	($ in millions)
Corporate and regional aircraft	$4.9	23.6%	$7.2	30.9%
Large commercial aircraft	9.6	46.1	11.1	47.7
Military	5.8	27.9	3.5	15.0
Tooling	0.5	2.4	1.5	6.4
Total	$20.8	100.0%	$23.3	100.0%

Net sales for the Engineering Services segment were $20.8 million for the first quarter of 2009 compared to $23.3 million for the first quarter of 2008, a decrease of $2.5 million or 10.7%. This decrease resulted from three fewer work days in the first quarter of 2009 compared to the first quarter of 2008 as well as lower client overtime requirements in 2009 compared to 2008.  Approximately $20.6 million, or 99.0% of the segment’s revenues, were recorded under reimbursement type contracts for engineering services compared to $22.2 million for the first quarter of 2008, a decrease of 7.2%. These revenues are generated from labor hours incurred at varying, pre-negotiated rates and other direct costs plus an administrative fee.  Net sales under these reimbursement contracts are primarily for commercial, corporate and military markets.

Net sales for services supporting corporate and regional aircraft, the majority of which relate to the development of new and redesigned aircraft, were approximately $4.9 million in the first quarter of 2009 compared to $7.2 million for the first quarter of 2008, a decrease of $2.3 million or 31.9%. Net sales for services for large commercial aircraft were approximately $9.6 million in the first quarter of 2009, down $1.5 million, or 13.5%, from $11.1 million in the first quarter of 2008. These revenues are primarily from design programs supporting Boeing’s 747-8 and 787 platforms.  In addition to the factors discussed above, these decreases resulted from the winding down of certain programs, including the 777 Freighter and G650.  Net sales of services for military programs were $5.8 million in the first quarter of 2009, up $2.3 million or 65.7% from $3.5 million in the first quarter of 2008. These military revenues were derived from support provided on multiple Navy programs, as well as the F-35, the CH-53 helicopter and other programs.  The increased sales of services for military programs are consistent with management’s strategy for growth and have helped offset the decreases of sales experienced in other major categories.

Approximately $0.5 million, or 2.4% of net sales, for the first quarter of 2009, was primarily related to design and delivery of tooling on various programs supporting commercial aircraft, compared to $1.5 million, or 6.4% of net sales, in the first quarter of 2008.  This $1.0 million decrease, or 66.7%, resulted from the decrease in work days discussed above and the completion of some of the engineering requirements that generated sales during 2008.

Gross Profit.  Gross profit for the first quarter of 2009 was $3.5 million (16.8% of net sales) compared to $4.8 million (20.6% of net sales) in the first quarter of 2008.  The decrease in gross profit during the first quarter of 2009 is due to a number of factors, including higher overhead rates resulting from fewer work days, lower sales volume and an increase in non-billable hours.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the first quarter of 2009 were $2.0 million (9.6% of net sales) compared to $2.1 million (9.0% of net sales) in the first quarter of 2008. These costs primarily include salaries, wages and benefits costs of approximately $1.4 million, $0.3 million of stock based compensation, and amortization of intangibles of $0.3 million valued in connection with the acquisition of D3 Technologies.

Non-segment Expenses

Interest Income (Expense), net.  Net interest expense for the first quarter of 2009 was $0.4 million compared to $0.5 million for the first quarter of 2008. The decline was due to decreases in interest rates in the first quarter of 2009 compared to the first quarter of 2008.

Income Tax Expense.  During the first quarter of 2009, we recorded income tax expense of $1.9 million compared to $2.5 million in the first quarter of 2008.  We applied an effective tax rate of 36.50% to income for the first quarter of 2009 compared to 36.25% for the first quarter of 2008. Our 2009 effective tax rate was negatively impacted by a higher effective state income tax rate.

Liquidity and Capital Resources

During the first quarter of 2009, we used $8.0 million of cash in operating activities, compared to $4.0 million in the first quarter of 2008. An increase in accounts receivable used $12.4 million of cash in the first quarter of 2009 as sales for tooling and 767 wing modification kits of approximately $10 million were predominately billed in March.  Accrued liabilities decreased by $2.1 million in the first quarter of 2009.  We used cash for payments for various bonus plans, 401(k) and profit sharing contributions for 2008, and customer rebate programs.  Decrease in accounts payable also used cash of $1.6 million.

Net cash used in investing activities was $11.0 million for the first quarter of 2009 compared to $1.5 million for the first quarter of 2008. In the first quarter of 2009, cash was primarily used to acquire Intec, manufacturing equipment and computer equipment and software. In the first quarter of 2008, we spent $1.5 million on capital expenditures primarily for equipment in order to meet current and expected customer demand.

Cash provided by financing activities was $19.3 million for the first quarter of 2009 compared to $5.5 million for the first quarter of 2008. Funds provided in 2009 and 2008 represent net cash advances from our revolving credit facility.

We continue to assess the potential impact of recent trends in the global economic environment on our liquidity and overall financial condition, particularly with respect to the availability of, terms of and access to credit.  Our inventory reduction plan announced earlier this year, as well as reduced capital expenditures and collections of the unusually high accounts receivable at the end of March, are expected to lead to our free cash flow goal for 2009 of more than $20 million.  Our capital budget for 2009 anticipates capital expenditures of approximately $5.0 million.  Despite a general tightening in the credit markets, we expect to meet our ongoing working capital, acquisition and capital expenditure needs presently and for the next twelve months from a combination of our cash on hand, cash flow from operating activities, including the impact of our planned inventory reduction initiatives, and cash obtained by drawing down our credit facility.

Contractual Obligations and Commitments

For information concerning contractual obligations, see the caption “Contractual Obligations and Commitments” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk primarily due to fluctuations in interest rates.  Our outstanding credit facility carries a fluctuating interest rate that varies based on changes in the prime lending rate of Wachovia Bank, National Association. Accordingly, we are subject to potential fluctuations in our debt service. Based on the amount of our outstanding debt as of March 31, 2009, a hypothetical 1% change in the interest rate of our outstanding credit facility would result in a change in our annual interest expense of approximately $0.4 million during the next 12-month period. However, we have the ability to fix the interest rate under LIBOR for a period not to exceed one year (see Note 5 to Condensed Consolidated Financial Statements).  While not eliminating interest rate risk, this allows us to moderate the impact of changes in the prime lending rate.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2009.  Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors.

There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission on March 16, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Charles and State of Missouri on the 8th day of May, 2009.

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

4.1	Form of the Registrant’s Common Stock Certificate previously filed as Exhibit 4.1 to the Form S-1 and incorporated herein by reference.
10.1	Amendment to Employment Agreement between D3 Technologies, Inc. and Ryan P. Bogan dated as of December 31, 2008.
10.2	Lease Agreement dated January 16, 2009 by and between Integrated Holdings, LLC, and Integrated Technologies, Inc. for the premises located at 1910 Merrill Creek Parkway, Everett, WA 98203.
31.1	Rule 13a-14(a) Certification of Ronald S. Saks, President and Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Lawrence E. Dickinson, Secretary and Chief Financial Officer.
32	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.