Form 10-Q
period 2009-06-30
LMI AEROSPACE INC
filed 2009-08-10
CIK 1059562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009.
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

On July 31, 2009, there were 12,016,498 shares of our common stock, par value $0.02 per share, outstanding.

LMI AEROSPACE, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDING JUNE 30, 2009

PART I
FINANCIAL INFORMATION
Item 1.  Financial Statements.
LMI Aerospace, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)
(Unaudited)

	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$128	$29
Trade accounts receivable, net of allowance of $336 at
June 30, 2009 and $304 at December 31, 2008	38,251	26,887
Inventories, net	58,111	62,393
Prepaid expenses and other current assets	2,298	2,137
Income taxes receivable	151	364
Deferred income taxes	3,373	3,519
Total current assets	102,312	95,329

Property, plant and equipment, net	19,259	20,103
Goodwill	53,559	46,258
Intangible assets, net	22,584	17,861
Other assets	1,075	1,167
Total assets	$198,789	$180,718

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$6,984	$12,363
Accrued expenses	10,934	9,936
Short-term deferred gain on sale of real estate	233	233
Current installments of long-term debt and capital lease obligations	440	498
Total current liabilities	18,591	23,030

Long-term deferred gain on sale of real estate	3,413	3,540
Long-term debt and capital lease obligations, less current installments	37,335	25,536
Deferred income taxes	7,942	5,812
Other long-term liabilities	1,235	-
Total long-term liabilities	49,925	34,888

Shareholders’ equity:
Common stock, $0.02 par value per share; authorized 28,000,000 shares; issued 11,997,541 shares and 11,926,309 shares at
June 30, 2009 and December 31, 2008, respectively	240	239
Preferred stock, $0.02 par value per share; authorized 2,000,000
shares; none issued at either date	-	-
Additional paid-in capital	70,760	69,855
Treasury stock, at cost, 363,188 shares at June 30, 2009
and 364,088 shares at December 31, 2008	(1,723)	(1,727)
Retained earnings	60,996	54,433
Total shareholders’ equity	130,273	122,800
Total liabilities and shareholders’ equity	$198,789	$180,718

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Sales and service revenues
Product sales	$39,843	$41,230	$82,577	$77,956
Service revenues	22,986	23,674	44,254	47,365
Net sales	62,829	64,904	126,831	125,321
Cost of sales and service revenues
Cost of product sales	30,935	28,681	62,501	54,568
Cost of service revenues	18,511	19,552	36,361	38,459
Cost of sales	49,446	48,233	98,862	93,027
Gross profit	13,383	16,671	27,969	32,294

Selling, general and administrative expenses	7,939	8,328	16,412	16,384
Severance and restructuring	-	-	362	-
Income from operations	5,444	8,343	11,195	15,910

Other income (expense):
Interest expense, net	(413)	(416)	(835)	(959)
Other, net	17	(6)	(24)	(9)
Total other income (expense)	(396)	(422)	(859)	(968)

Income before income taxes	5,048	7,921	10,336	14,942
Provision for income taxes	1,839	2,894	3,773	5,439
Net income	$3,209	$5,027	$6,563	$9,503

Amounts per common share:
Net income per common share	$0.28	$0.45	$0.58	$0.85

Net income per common share assuming dilution	$0.28	$0.45	$0.58	$0.84

Weighted average common shares outstanding	11,291,492	11,179,613	11,284,678	11,191,977
Weighted average dilutive common shares
outstanding	11,319,521	11,296,567	11,313,004	11,310,101

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Operating activities:
Net income	$6,563	$9,503
Adjustments to reconcile net income to
net cash (used) provided by operating activities:
Depreciation and amortization	3,790	3,270
Charges for inventory obsolescence and valuation	920	450
Restricted stock compensation	923	1,248
Deferred tax provision	146	-
Other noncash items	116	14
Changes in operating assets and liabilities, net of
acquired businesses:
Trade accounts receivable	(10,833)	(4,338)
Inventories	3,649	(8,662)
Prepaid expenses and other assets	(90)	9
Current income taxes	770	997
Accounts payable	(5,562)	(527)
Accrued expenses	(632)	1,064
Net cash (used) provided by operating activities	(240)	3,028

Investing activities:
Additions to property, plant and equipment	(1,213)	(3,277)
Acquisitions, net of cash acquired	(10,047)	-
Other, net	(156)	31
Net cash used by investing activities	(11,416)	(3,246)

Financing activities:
Proceeds from issuance of debt	-	73
Principal payments on long-term debt and notes payable	(259)	(416)
Advances on revolving lines of credit	41,464	25,423
Payments on revolving lines of credit	(29,464)	(24,957)
Other, net	14	41
Net cash provided by financing activities	11,755	164

Net increase (decrease) in cash and cash equivalents	99	(54)
Cash and cash equivalents, beginning of year	29	82
Cash and cash equivalents, end of quarter	$128	$28

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2009

1.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included.  We have evaluated subsequent events through August 10, 2009, which is the date that these financial statements were issued. Operating results for the three months and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from these estimates.

Reclassifications

Certain reclassifications have been made to prior period financial statements related to presentation of deferred tax balances in order to conform to current period presentation.  The reclassifications did not impact either our Statements of Operations or Statements of Cash Flows for any of the periods presented.

New Accounting Standards

In January 2009, the Company adopted SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which continues the evolution toward fair value reporting and significantly changes the accounting for acquisitions that closed beginning in 2009, both at the acquisition date and in subsequent periods. SFAS No. 141(R) introduces new accounting concepts and valuation complexities, and many of the changes have the potential to generate greater earnings volatility after an acquisition. The adoption of SFAS No. 141(R) did not have a material effect on the Company’s financial statements.

The Company adopted the remaining provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), in January 2009, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of SFAS No. 157 did not have a material effect on the Company’s financial statements.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2009

In January 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 requires, among other things, enhanced disclosure about the volume and nature of derivative and hedging activities and a tabular summary showing the fair value of derivative instruments included in the statement of financial position and statement of operations.  SFAS No. 161 also requires expanded disclosure of contingencies included in derivative instruments related to credit risk.  The adoption of SFAS No. 161 did not have a material effect on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP expands to interim periods the existing annual requirement to disclose the fair value of financial instruments that are not reflected on the balance sheet at fair value. The FSP is effective for interim periods ending after June 15, 2009 and did not have a significant impact on the Company’s financial statements.

In April 2009, the FASB issued Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. 157-4”). This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No.157, “Fair Value Measurements” (“SFAS No. 157”), when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. In those cases, further analysis of transactions or quoted prices is required, and a significant adjustment may be necessary to estimate fair value in accordance with SFAS No. 157. FSP No. 157-4 also amends SFAS No. 157 to require disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. FSP No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and does not require disclosures for earlier periods presented for comparative purposes at initial adoption. The Company adopted the provisions of FSP No. 157-4 beginning the second fiscal quarter of 2009. The adoption of FSP No. 157-4 did not have a significant impact on the Company’s financial statements.

In May 2009, the FASB issued statement No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 modifies the definition of what qualifies as a subsequent event – those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued – and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date.  The Company adopted the provisions of SFAS No. 165 for the second quarter of 2009, in accordance with the effective date.  See “Basis of Presentation” above.

In June 2009, the FASB issued statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”).  Among other items, SFAS No. 167 responds to concerns about the application of certain key provisions of FIN No. 46(R), including those regarding the transparency of the involvement with variable interest entities.  SFAS No. 167 will be effective for the Company beginning on January 1, 2010.  The Company does not expect this standard to have a material impact on its financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”).  The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”).  The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009.  The Codification is not expected to have a significant impact on the Company’s financial statements.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2009

2.  Acquisition of Integrated Technologies, Inc.

In January 2009, the Company acquired all of the shares of capital stock of Integrated Technologies, Inc. (“Intec”), an Everett, Washington-based provider of advanced materials testing, manufacturing and design services to the aerospace, defense and transportation industries.  Intec’s primary business is designed to support composite testing, manufacturing and research, by analyzing new and existing materials, including organic matrix composites, ceramics, metal matrix composites and metal.  The acquisition was funded by the Company’s existing credit facility and was accounted for in accordance with SFAS No. 141(R).  Operating results of Intec have been included in the Company’s Aerostructures segment from the date of acquisition, and acquisition related costs were expensed.  The pro-forma operating results, as if the Company had completed the acquisition at the beginning of the periods presented, are not significant to the Company’s operations and are not presented.

Management believes the acquisition of Intec, together with other initiatives, will provide significant composite assembly and component production capabilities to the Company, which will allow the Company to broaden its customer offerings and to use Intec’s skilled workforce in both the Aerostructures and Engineering Services segments to transition to production of non-metallic products.  As such, significant synergies are expected to result from the acquisition.  The Company engaged an outside expert to help determine amounts allocated to the acquired assets and assumed liabilities, including various intangible assets.

The following table summarizes the preliminary purchase price allocation for Intec at the date of acquisition:

Current assets	$1,805
Fixed assets	812
Intangible assets	5,639
Goodwill	7,301
Current liabilities assumed	(1,191)
Long-term liabilities assumed	(3,366)
Cost of acquisition, net of cash acquired	$11,000

The anticipated synergies from the transaction have resulted in the goodwill recorded above.  Of the $5,639 acquired intangible assets, $4,904 was assigned to customer relations with an original estimated useful life of 15 years.  The remaining $735 acquired intangible assets consist of trademarks, non-compete agreements and proprietary technology and have a weighted average useful life of 5.6 years.  The fair value of the customer relationships and non-compete agreements were determined using the discounted cash flow method.  The fair value of the trademarks and proprietary technology were determined using the relief from royalty method.  Included in long-term liabilities assumed was $1,235 contingent consideration, representing the fair value of the amount payable to former Intec shareholders if certain sales targets are achieved by Intec for the two-year period ending December 31, 2010.  The amount of contingent consideration is limited to $1,500.

3.  Inventories

Inventories consist of the following:

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2009

	June 30, 2009	December 31, 2008

Raw materials	$9,433	$9,078
Work in progress	6,955	12,765
Manufactured and purchased components	17,610	16,437
Finished goods	24,113	24,113
Total inventories	$58,111	$62,393

These amounts include reserves for obsolete and slow-moving inventory of $2,524 and $2,058 and a reserve for lower of cost or market of $227 and $135 at June 30, 2009 and December 31, 2008, respectively. Included in work in progress was $1,491 and $1,572 deferred costs at June 30, 2009 and December 31, 2008, respectively, consisting of pre-production costs as well as actual costs incurred during production in excess of estimated cost per ship set for units delivered on certain programs. The Company believes these amounts will be fully recovered.

4.  Goodwill and Intangible Assets

Goodwill

Goodwill balance at June 30, 2009 consisted of $7,301 from the acquisition of Intec in January 2009, $42,908 from the acquisition of D3 Technologies, Inc. (“D3 Technologies”) in July 2007, and $3,350 from the acquisition of Tempco Engineering, Inc. (“Tempco”) in 2001. Goodwill balance at December 31, 2008 consisted of $42,908 from the acquisition of D3 Technologies and $3,350 from the acquisition of Tempco.  Goodwill recorded as a result of the Intec and D3 Technologies acquisitions is not deductible for tax purposes.  Goodwill recorded as a result of the Tempco acquisition is tax deductible.

The Company accounts for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The carrying value of goodwill and intangible assets with indefinite lives is assessed at least annually, and an impairment charge is recorded if appropriate.  The Company continues to monitor the performance of the Tempco reporting unit, which is part of the Aerostructures segment, whose performance in fiscal 2008 resulted in a $2,303 goodwill impairment charge.  Although Tempco's operating results for fiscal 2009 have been below budget, to date management has concluded that no significant changes constituting a triggering event have occurred through June 30, 2009.  If market conditions of the Tempco reporting unit do not improve or if the Company is not successful in improving the Tempco reporting unit's operating results, the remaining goodwill of $3,350 related to Tempco may be impaired and result in future impairment charges.  Additionally, management is currently evaluating strategies to improve operating results including plant consolidations and workforce reductions which may result in future restructuring charges.

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

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2009
	June 30, 2009	December 31, 2008

Trademarks	$4,582	$4,222
Customer intangible assets	21,515	16,610
Other	582	160
Accumulated amortization	(4,095)	(3,131)
Intangible assets, net	$22,584	$17,861

Intangibles amortization expense was $482 and $360 for the three months ended June 30, 2009 and 2008, and $964 and $719 for the six months ended June 30, 2009 and 2008, respectively.   Estimated annual amortization expense for the balance of 2009 and the next five years is as follows:

Year ending December 31,
2009 (1)	$967
2010	1,990
2011	1,986
2012	1,975
2013	1,891
2014	1,773
Thereafter	7,780
$18,362
(1) Represents amortization expense for the remainder of 2009.

5.  Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following:

	June 30, 2009	December 31, 2008

Capital lease obligations	$289	$347
Revolving line of credit	37,000	25,000
Notes payable, principal and interest payable
at fixed rates, ranging from 1.67% to 10.70%
at June 30, 2009 and December 31, 2008	486	687
Total debt	$37,775	$26,034
Less current installments	440	498
Total	$37,335	$25,536

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2009

The Company has entered into a senior secured revolving credit facility in an aggregate principal amount of up to $80,000 of which $37,000 was utilized at June 30, 2009.  Borrowings under the credit facility are secured by substantially all of the Company’s assets and bear interest at either (a) the “base rate” (the higher of the federal funds rate plus one-half of one percent or the prime commercial lending rate) plus the applicable interest margin ranging from 0.125% to 1.0%, depending upon the Company’s total leverage ratio at the end of each quarter, or (b) the LIBOR rate plus an applicable interest margin ranging from 1.125% to 2.0%, depending upon the Company’s total leverage ratio at the end of each quarter.  If the Company elects to borrow under the LIBOR rate, interest periods range from one to twelve months. The maturity date of the credit facility, which is subject to acceleration upon breach of the financial covenants (consisting of a maximum total leverage ratio and a minimum fixed charge coverage ratio) and other customary non-financial covenants contained in the credit agreement, is July 31, 2012. As of June 30, the Company was in compliance with all its financial and non-financial covenants. In addition, the Company entered into a line of credit agreement providing a revolving credit facility in the amount of up to $1,000 at the base rate plus 1.125%, of which none was utilized at June 30, 2009.  At June 30, 2009, the “base rate” was 3.25% and the applicable margin was 0.375%.  The LIBOR rate ranged from 1.20% to 2.07% for various notes the Company carried, and the applicable margin was 1.375%.

The Company has also entered into various notes payable and capital lease agreements for the purchase of certain equipment and software. The notes are secured by certain equipment and software and payable in monthly installments including interest rates ranging from 1.67% to 10.70% through January 2012. The capital lease agreements expire between October 2010 and March 2012.

6.  Earnings Per Common Share

Basic net income per common share is based upon the weighted average number of common shares outstanding.  Diluted net income per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect of stock options and restricted stock, using the treasury stock and if-converted methods.  The number of dilutive shares for the three and six months ended June 30, 2009 attributable to stock options was 28,029 and 28,326, respectively.  A weighted average of 319,231 and 327,153  shares, respectively, relating to non-vested restricted stock under the Company’s share-based compensation plan was excluded from the computation of 2009 diluted net income per common share because the grant date fair value was greater than the average market price of the common shares for the three and six months ended June 30, 2009, causing such shares to have an anti-dilutive effect on earnings per share.  The number of dilutive shares for the three and six months ended June 30, 2008 attributable to stock options and restricted shares were 116,954 and 118,124, respectively.

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

The Company did not make any share-based grants or awards, except for restricted stock awards as disclosed below, for the three and six months ended June 30, 2009 and 2008, respectively.  A summary of stock option activity under the Company’s share-based compensation plan for the six months ended June 30, 2009 is presented below:

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2009

Stock Options	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2009	63,890	$2.81
Granted	-	-
Exercised	(18,255)	2.86
Forfeited or expired	(1,100)	4.75
Outstanding at June 30, 2009	44,535	$2.74

All outstanding stock options were exercisable at June 30, 2009.  The aggregate intrinsic value of vested stock options was $328 at June 30, 2009, which options had a weighted average remaining life of 1.1 years at June 30, 2009.  The aggregate intrinsic value of options exercised during the six months ended June 30, 2009 and 2008, based upon the market price on the exercise date, was approximately $51 and $100, respectively.

The following table summarizes information about stock options outstanding at June 30, 2009:

Range of Exercise Prices	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.96 - $2.90	41,835	0.98	$2.54
$2.91 - $4.35	200	0.42	3.13
$4.36 - $6.06	2,500	2.88	6.06
Total	44,535	1.09	$2.74

A summary of the activity for non-vested restricted stock awards as of June 30, 2009 and changes during the six-month period is presented below:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2009	294,774	$22.78
Granted	68,825	10.80
Vested	(18,220)	16.69
Forfeited	(12,531)	21.71
Outstanding at June 30, 2009	332,848	$20.67

Common stock compensation expense related to restricted stock awards granted under the Plan was $397 and $605 for the three months ended June 30, 2009 and 2008, respectively, and $923 and $1,208 for the six months ended June 30, 2009 and 2008, respectively.

Total unrecognized compensation costs related to non-vested share-based compensation awards granted or awarded under the Plan were $3,518 and $3,972 at June 30, 2009 and December 31, 2008, respectively. These costs are expected to be recognized over a weighted average period of 2.0 years and 2.2 years, respectively.

8.  Business Segment Information

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2009

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

Corporate assets, liabilities and expenses related to the Company’s corporate offices, except for interest expense and income taxes, primarily support the Aerostructures segment. The table below presents information about reported segments on the basis used internally to evaluate segment performance:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net sales:
Aerostructures	$40,250	$41,666	$83,576	$78,792
Engineering Services	22,584	23,988	43,423	47,295
Eliminations	(5)	(750)	(168)	(766)
	$62,829	$64,904	$126,831	$125,321

Income (loss) from operations:
Aerostructures	$2,923	$5,847	$7,052	$10,761
Engineering Services	2,521	2,571	4,056	5,234
Eliminations	-	(75)	87	(85)
	$5,444	$8,343	$11,195	$15,910

Depreciation and amortization:
Aerostructures	$1,154	$1,050	$2,345	$2,066
Engineering Services	681	617	1,445	1,204
	$1,835	$1,667	$3,790	$3,270

Interest expense:
Aerostructures	$(3)	$-	$(3)	$-
Engineering Services	(3)	(9)	(6)	(20)
Corporate	(407)	(407)	(826)	(939)
	$(413)	$(416)	$(835)	$(959)

Capital expenditures:
Aerostructures	$258	$1,022	$795	$2,324
Engineering Services	80	720	418	953
	$338	$1,742	$1,213	$3,277

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2009
	June 30, 2009	December 31, 2008

Goodwill:
Aerostructures	$10,651	$3,350
Engineering	42,908	42,908
	$53,559	$46,258

Total assets:
Aerostructures	$126,576	$108,852
Engineering	72,213	71,866
	$198,789	$180,718

9.  Customer Concentration

Direct sales, through both of its business segments, to the Company’s largest customer accounted for 23.8% and 23.2% of the Company’s total revenues for the three months ended June 30, 2009 and 2008, respectively. Direct sales to the Company’s largest customer accounted for 23.8% and 22.8% of the Company’s total revenues for the six months ended June 30, 2009 and 2008, respectively.  Accounts receivable balances related to the largest customer based on direct sales were 24.2% and 25.7% of the accounts receivable balance at June 30, 2009 and December 31, 2008, respectively.

Direct sales, through both of its business segments, to the Company’s second largest customer accounted for 17.1% and 19.3% of the Company’s total revenues for the three months ended June 30, 2009 and 2008, respectively. Direct sales to the Company’s second largest customer accounted for 16.4% and 19.8% of the Company’s total revenues for the six months ended June 30, 2009 and 2008, respectively.  Accounts receivable balances related to the second largest customer based on direct sales were 9.2% and 15.3% of the accounts receivable balance at June 30, 2009 and December 31, 2008, respectively.

Direct sales, through both of its business segments, to the Company’s third largest customer accounted for 13.5% and 18.3% of the Company’s total revenues for the three months ended June 30, 2009 and 2008, respectively. Direct sales to the Company’s third largest customer accounted for 13.7% and 18.7% of the Company’s total revenues for the six months ended June 30, 2009 and 2008, respectively.  Accounts receivable balances related to the third largest customer based on direct sales were 13.0% and 9.2% of the accounts receivable balance at June 30, 2009 and December 31, 2008, respectively.

Direct sales, through both of its business segments, to the Company’s fourth largest customer accounted for 12.9% and 1.0% of the Company’s total revenues for the three months ended June 30, 2009 and 2008, respectively. Direct sales to the Company’s fourth largest customer accounted for 10.5% and 0.4% of the Company’s total revenues for the six months ended June 30, 2009 and 2008, respectively.  Accounts receivable balances related to the fourth largest customer based on direct sales were 15.1% and 0.0% of the accounts receivable balance at June 30, 2009 and December 31, 2008, respectively.

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

Recent Development

We continue to monitor the performance of our Tempco reporting unit, which is part of our Aerostructures segment, whose performance in fiscal 2008 resulted in a $2.3 million goodwill impairment charge.  Although Tempco's operating results for fiscal 2009 have been below budget, to date we have concluded that no significant changes constituting a triggering event have occurred through June 30, 2009.  If market conditions of the Tempco reporting unit do not improve or if we are not successful in improving the Tempco reporting unit's operating results, the remaining goodwill of $3.4 million related to Tempco may be impaired and result in future impairment charges.  Additionally, we are currently evaluating strategies to improve operating results including plant consolidations and workforce reductions which may result in future restructuring charges.

Results of Operations

Three months ended June 30, 2009 compared to June 30, 2008

The following table is a summary of our operating results for the three months ended June 30, 2009 and 2008, respectively:

	Three Months Ended
	June 30, 2009
	($ in millions)
	Aerostructures	Engineering Services	Eliminations	Total
Net sales	$40.2	$22.6	$-	$62.8
Cost of sales	31.2	18.2	-	49.4
Gross profit	9.0	4.4	-	13.4
S,G & A	6.1	1.9	-	8.0
Income from operations	$2.9	$2.5	$-	$5.4

	Three Months Ended
	June 30, 2008
	($ in millions)
	Aerostructures	Engineering Services	Eliminations	Total
Net sales	$41.6	$24.0	$(0.7)	$64.9
Cost of sales	29.8	19.1	(0.7)	48.2
Gross profit	11.8	4.9	-	16.7
S,G & A	6.0	2.3	-	8.3
Income from operations	$5.8	$2.6	$-	$8.4

Aerostructures Segment

Net Sales.  The following table specifies the amount of the Aerostructures segment’s net sales by category for the second quarter of 2009 and 2008 and the percentage of total net sales for each period represented by each category.

	Three Months Ended June 30,
Category	2009	% of Total	2008	% of Total
	($ in millions)
Corporate and regional aircraft	$11.8	29.4%	$14.1	33.9%
Large commercial aircraft	18.2	45.3	12.4	29.8
Military	8.7	21.6	11.7	28.1
Technology	0.4	1.0	2.2	5.3
Other (1)	1.1	2.7	1.2	2.9
Total	$40.2	100.0%	$41.6	100.0%
(1) Primarily consists of testing and processing services in 2009 and consulting services and various aerospace products in 2008.

Net sales for the second quarter of 2009 were $40.2 million, down 3.4% from $41.6 million in the second quarter of 2008.  A decrease in net sales occurred in the corporate and regional aircraft, military and technology sectors. This decrease was offset by an increase in the large commercial aircraft sector.

Net sales of components for corporate and regional aircraft were $11.8 million for the second quarter of 2009 compared to $14.1 million for the second quarter of 2008, a decrease of $2.3 million, or 16.3%.  This decrease was primarily attributable to a decrease in sales of large cabin components for Gulfstream due to production rate cuts announced by Gulfstream in March 2009 and the resulting inventory adjustments implemented in connection with these production cuts.  The decline in production was offset by $1.6 million in tooling sales.

Net sales of products used in large commercial aircraft were $18.2 million for the second quarter of 2009 compared to $12.4 million for the second quarter of 2008, an increase of $5.8 million, or 46.8%.  The increase in net sales to this market was driven by support for the 767 wing modification and winglet program, which generated $7.6 million of sales.    This increase was partially offset by a $1.0 million decrease in sales for the Boeing 737 from $7.1 million in the second quarter of 2008 to $6.1 million in the second quarter of 2009 due to inventory adjustments at a Tier 1 customer, and a $0.8 million decrease in sales for the 787 program primarily resulting from continued delay in the program.

Military products generated $8.7 million of net sales in the second quarter of 2009 compared to $11.7 million in the second quarter of 2008, a decrease of $3.0 million, or 25.6%.  This decrease resulted from net sales for the Sikorsky Blackhawk program, which generated $6.2 million of net sales in the second quarter of 2009 compared to $9.0 million in the second quarter of 2008, primarily due to changes made in the customer’s inventory management process.

Technology products net sales declined by $1.8 million, or 81.8%, in the second quarter of 2009 to $0.4 million from $2.2 million for the second quarter of 2008.  This decrease was due to lower demand in semiconductor equipment.

Gross Profit.  Gross profit for the second quarter of 2009 was $9.0 million (22.4% of net sales) compared to $11.8 million (28.4% of net sales) in the second quarter of 2008.  An increase in obsolescence costs, start-up costs on the G250 and CRJ-1000, and continued operational issues at the Company's Sun Valley, California facility contributed to the decline in gross profit.  Additionally, although operating above the Company's expectations, the 767 wing modification kit provides a lower gross profit margin.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $6.1 million (15.2% of net sales) for the second quarter of 2009 compared to $6.0 million (14.4% of net sales) for the second quarter of 2008.  We experienced an increase in depreciation and amortization expense in the second quarter of 2009 as a result of the acquisition of Intec.  This increase was offset by a decline in stock awards and travel expense.

Engineering Services Segment

Net Sales. The following table specifies the amount of the Engineering Services segment’s net sales by category for the second quarter of 2009 and 2008 and the percentage of the segment’s total net sales represented by each category.

	Three Months Ended June 30,
Category	2009	% of Total	2008	% of Total
	($ in millions)
Corporate and regional aircraft	$4.6	20.4%	$8.4	35.0%
Large commercial aircraft	10.2	45.1	11.2	46.7
Military	7.1	31.4	3.0	12.5
Tooling	0.7	3.1	1.4	5.8
Total	$22.6	100.0%	$24.0	100.0%

Net sales for the Engineering Services segment were $22.6 million for the second quarter of 2009 compared to $24.0 million for the second quarter of 2008, a decrease of $1.4 million, or 5.8%. This decrease resulted from lower client overtime requirements in 2009 compared to 2008.  Approximately $22.0 million, or 97.3% of the segment’s revenues, were recorded under reimbursement type contracts for engineering services compared to $23.4 million, or 97.5% of the segment’s revenues, for the second quarter of 2008, a decrease of $1.4 million or 6.0%. These revenues are generated from labor hours incurred at varying, pre-negotiated rates and other direct costs plus an administrative fee.  Net sales under these reimbursement contracts are primarily for commercial, corporate and military markets.

Net sales for services supporting corporate and regional aircraft, the majority of which relate to the development of new and redesigned aircraft, were $4.6 million in the second quarter of 2009 compared to $8.4 million for the second quarter of 2008, a decrease of $3.8 million, or 45.2%. The majority of the 2008 revenue was due to the development of the Gulfstream G650.  In 2009, the decrease in services required on the Gulfstream G650 was partially offset by our support on Bombardier’s Learjet 85.

Net sales for services for large commercial aircraft were $10.2 million in the second quarter of 2009, down $1.0 million, or 8.9%, from $11.2 million in the second quarter of 2008. These revenues are primarily from design programs supporting Boeing’s 747-8, 777-Freighter and 787 platforms.  In addition to decreases in overtime requirements, large commercial aircraft revenue declined due to the completion of some of the related engineering tasks.

Net sales of services for military programs were $7.1 million in the second quarter of 2009, up $4.1 million, or 136.7%, from $3.0 million in the second quarter of 2008. These military revenues were derived from support provided on multiple Navy programs, as well as the F-35, the CH-53 helicopter and other programs.  The increased sales of services for military programs are consistent with management’s strategy for growth and have helped offset the decreases of sales experienced in other major categories.

Sales related to the design and delivery of tooling on various programs supporting commercial aircraft were $0.7 million for the second quarter of 2009 compared to $1.4 million in the second quarter of 2008.  This $0.7 million, or 50.0%, decrease resulted from the lower demand for tooling design support.

Gross Profit.  Gross profit for the second quarter of 2009 was $4.4 million (19.5% of net sales) compared to $4.9 million (20.4% of net sales) in the second quarter of 2008.  The decrease in gross profit during the second quarter of 2009 is due to a number of factors, including higher overhead rates resulting from fewer work days, lower sales volume and an increase in non-billable hours.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the second quarter of 2009 were $1.9 million (8.4% of net sales) compared to $2.3 million (9.6% of net sales) in the second quarter of 2008. The decrease was primarily due to a reduction in personnel costs.

Non-segment Expenses

Interest Income (Expense), net.  Net interest expense was $0.4 million for the second quarter of 2009 and 2008. The decreases in interest rates in the second quarter of 2009 compared to the second quarter of 2008 were offset by increased borrowings as a result of the purchase of Intec in January 2009.

Income Tax Expense.  During the second quarter of 2009, we recorded income tax expense of $1.8 million compared to $2.9 million in the second quarter of 2008.  We applied an effective tax rate of 36.4% for the second quarter of 2009 and 36.5% for the second quarter of 2008.

Six months ended June 30, 2009 compared to June 30, 2008

The following table is a summary of our operating results for the six months ended June 30, 2009 and 2008, respectively:

	Six Months Ended
	June 30, 2009
	($ in millions)
	Aerostructures	Engineering Services	Eliminations	Total
Net sales	$83.5	$43.4	$(0.1)	$126.8
Cost of sales	63.5	35.5	(0.2)	98.8
Gross profit	20.0	7.9	0.1	28.0
S,G & A	12.9	3.9	-	16.8
Income from operations	$7.1	$4.0	$0.1	$11.2

	Six Months Ended
	June 30, 2008
	($ in millions)
	Aerostructures	Engineering Services	Eliminations	Total
Net sales	$78.8	$47.3	$(0.8)	$125.3
Cost of sales	56.0	37.7	(0.7)	93.0
Gross profit	22.8	9.6	(0.1)	32.3
S,G & A	12.0	4.4	-	16.4
Income from operations	$10.8	$5.2	$(0.1)	$15.9

Aerostructures Segment

Net Sales.  The following table specifies the amount of the Aerostructures segment’s net sales by category for the six months ended June 30, 2009 and 2008 and the percentage of total net sales for each period represented by each category.

	Six Months Ended June 30,
Category	2009	% of Total	2008	% of Total
	($ in millions)
Corporate and regional aircraft	$27.6	33.1%	$27.5	34.9%
Large commercial aircraft	32.8	39.3	23.1	29.3
Military	19.8	23.7	21.6	27.4
Technology	0.6	0.7	4.4	5.6
Other (1)	2.7	3.2	2.2	2.8
Total	$83.5	100.0%	$78.8	100.0%

(1) Primarily consists of testing and processing services in 2009 and consulting services and various aerospace products in 2008.

Net sales for the first six months of 2009 were $83.5 million, up 6.0% from $78.8 million in the first six months of 2008.  The increase in net sales occurred primarily in the large commercial aircraft sector.

Net sales of components for corporate and regional aircraft were $27.6 million for the first six months of 2009 compared to $27.5 million for the first six months of 2008, an increase of $0.1 million, or 0.4%.  This increase was primarily attributable to $6.3 million in tooling sales, which are not expected to be sustained at that rate through the remainder of the year, offset by a $6.4 million decrease in sales of large cabin components for Gulfstream.  This reduction is primarily a result of production rate cuts announced by Gulfstream in March 2009 and the resulting inventory adjustments implemented in connection with these rate cuts.

Net sales of products used in large commercial aircraft were $32.8 million for the first six months of 2009 compared to $23.1 million for the first six months of 2008, an increase of $9.7 million, or 42.0%.  The increase in net sales to this market was driven by support for the 767 wing modification and winglet program, which generated $12.6 million of sales in the first six months of 2009 compared to $1.2 million in the first six months of 2008.    We also increased net sales for the Boeing 747 by $1.1 million to $5.1 million in the first six months of 2009 from $4.0 million in the first six months of 2008. These increases were partially offset by a $3.1 million decrease in sales for the Boeing 737 from $13.9 million in the first six months of 2008 to $10.8 million in the first six months of 2009 and a $1.0 million decrease in other large commercial aircraft products from $4.0 million in the first six months of 2008 to $3.0 million in the first six months of 2009, primarily as a residual impact of the Boeing strike in the fourth quarter of 2008.

Military products generated $19.8 million of net sales in the first six months of 2009 compared to $21.6 million in the first six months of 2008, a decrease of $1.8 million, or 8.3%.  This decrease primarily resulted from net sales for the Sikorsky Blackhawk program, which generated $14.8 million of net sales in the first six months of 2009 compared to $16.0 million in the first six months of 2008.

Technology products net sales declined by $3.8 million, or 86.4%, in the first six months of 2009 to $0.6 million from $4.4 million for the first six months of 2008.  This decrease was due to lower demand in semiconductor equipment.

The backlog was $238 million and $163 million at June 30, 2009 and 2008, respectively.

Gross Profit.  Gross profit for the first six months of 2009 was $20.0 million (24.0% of net sales) compared to $22.8 million (28.9% of net sales) in the first six months of 2008.  An increase in obsolescence costs, start-up costs on the G250 and CRJ-1000, and continued operational issues at the Company's Sun Valley, California facility contributed to the decline in gross profit.  Additionally, although operating above the Company's expectations, the 767 wing modification kit provides a lower gross profit margin.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, including $0.4 million of severance and restructuring costs were $12.9 million (15.4% of net sales) for the first six months of 2009 compared to $12.0 million (15.2% of net sales) for the first six months of 2008.  In addition to the severance and restructuring costs during the first six months of 2009, we incurred $0.3 million of acquisition costs expensed under FAS No. 141(R) relating to the Intec acquisition. Intec also added $0.7 million of expense for the 2009 period subsequent to its acquisition.

Engineering Services Segment

Net Sales. The following table specifies the amount of the Engineering Services segment’s net sales by category for the six months ended June 30, 2009 and 2008 and the percentage of the segment’s total net sales represented by each category.

	Six Months Ended June 30,
Category	2009	% of Total	2008	% of Total
	($ in millions)
Corporate and regional aircraft	$9.5	21.9%	$15.6	33.0%
Large commercial aircraft	19.8	45.6	22.3	47.2
Military	12.9	29.7	6.5	13.7
Tooling	1.2	2.8	2.9	6.1
Total	$43.4	100.0%	$47.3	100.0%

Net sales for the Engineering Services segment were $43.4 million for the first six months of 2009 compared to $47.3 million for the first six months of 2008, a decrease of $3.9 million, or 8.2%. This decrease resulted from three fewer work days in the first six months of 2009 compared to the first six months of 2008 as well as lower client overtime requirements in 2009 compared to 2008.  Approximately $42.6 million, or 98.1% of the segment’s revenues, were recorded under reimbursement type contracts for engineering services compared to $45.6 million for the first six months of 2008, a decrease of $3.0 million, or 6.6%. These revenues are generated from labor hours incurred at varying, pre-negotiated rates and other direct costs plus an administrative fee.  Net sales under these reimbursement contracts are primarily for commercial, corporate and military markets.

Net sales for services supporting corporate and regional aircraft, the majority of which relate to the development of new and redesigned aircraft, were $9.5 million in the first six months of 2009 compared to $15.6 million for the first six months of 2008, a decrease of $6.1 million, or 39.1%. The majority of the corporate aircraft revenues in 2008 were generated from the development of the Gulfstream G650. In 2009, the lowered demand for services on the development of the Gulfstream G650 was supplemented by support on Bombardier’s Learjet 85.

Net sales for services for large commercial aircraft were $19.8 million in the first six months of 2009, down $2.5 million, or 11.2%, from $22.3 million in the first six months of 2008. These revenues are primarily from design programs supporting Boeing’s 747-8, 777-Freighter and 787 platforms.  In addition to the factors discussed above, these decreases resulted from the winding down of certain programs.

Net sales of services for military programs were $12.9 million in the first six months of 2009, up $6.4 million, or 98.5%, from $6.5 million in the first six months of 2008. These military revenues were derived from support provided on multiple Navy programs as well as the F-35, the CH-53 helicopter and other programs.  The increased sales of services for military programs are consistent with management’s strategy for growth and have helped offset the decreases of sales experienced in other major categories.

Sales related to design and delivery of tooling on various programs supporting commercial aircraft were $1.2 million for the first six months of 2009 compared to $2.9 million in the first six months of 2008.  This $1.7 million, or 58.6%, decrease is due to lower demand for tooling design support during 2009.

Gross Profit.  Gross profit for the first six months of 2009 was $7.9 million (18.2% of net sales) compared to $9.6 million (20.3% of net sales) in the first six months of 2008.  The decrease in gross profit during the first six months of 2009 is due to a number of factors, including higher overhead rates resulting from fewer work days, lower sales volume and an increase in non-billable hours.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the first six months of 2009 were $3.9 million (9.0% of net sales) compared to $4.4 million (9.3% of net sales) in the first six months of 2008. The decrease was primarily due to a reduction in personnel costs.

Non-segment Expenses

Interest Income (Expense), net.  Net interest expense for the first six months of 2009 was $0.8 million compared to $1.0 million for the first six months of 2008. The decline was due to decreases in interest rates in the first six months of 2009 compared to 2008 offset by an increase in borrowings as a result of the purchase of Intec.

Income Tax Expense.  During the first six months of 2009, we recorded income tax expense of $3.8 million compared to $5.4 million in the first six months of 2008.  We applied an effective tax rate of 36.5% for the first six months of 2009 compared to 36.4% for the first six months of 2008.

Liquidity and Capital Resources

During the first six months of 2009, we used $0.2 million in cash in our operating activities, whereas in the first six months of 2008 we generated $3.0 million. The decrease in cash available from operations was primarily due to an increase in accounts receivable, a decrease in accounts payable and a decrease in customer sales.  This decrease was offset by a concerted effort to decrease inventory levels.

Net cash used in investing activities was $11.4 million for the first half of 2009 compared to $3.2 million for the first half of 2008. In the first six months of 2009, cash was primarily used to acquire Intec, manufacturing equipment and computer equipment and software. In the first six months of 2008, we spent $3.3 million on capital expenditures primarily for equipment in order to meet customer demand.

Cash provided by financing activities was $11.8 million for the first six months of 2009 compared to $0.2 million for the first six months of 2008. Funds provided in 2009 and 2008 represent net cash advances from our revolving credit facility, primarily to fund the acquisition of Intec.

We continue to assess the potential impact of recent trends in the global economic environment on our liquidity and overall financial condition, particularly with respect to the availability of, terms of and access to credit.  Our inventory reduction plan announced earlier this year, as well as reduced capital expenditures, are expected to lead to our free cash flow goal for 2009 of more than $20 million.  Our capital budget for 2009 anticipates capital expenditures of approximately $5.0 million.  Despite a general tightening in the credit markets, we expect to meet our ongoing working capital, acquisition and capital expenditure needs presently and for the next twelve months from a combination of our cash on hand, cash flow from operating activities, including the impact of our planned inventory reduction initiatives, and cash obtained by drawing down our credit facility. As of June 30, 2009, $43.0 million of our revolving credit facility remained available and we expect to be in compliance with all our financial and non-financial covenants for the remainder of 2009.

Contractual Obligations and Commitments

For information concerning contractual obligations, see the caption “Contractual Obligations and Commitments” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk primarily due to fluctuations in interest rates.  Our outstanding credit facility carries a fluctuating interest rate that varies based on changes in the prime lending rate of Wachovia Bank, National Association. Accordingly, we are subject to potential fluctuations in our debt service. Based on the amount of our outstanding debt as of June 30, 2009, a hypothetical 1% change in the interest rate of our outstanding credit facility would result in a change in our annual interest expense of approximately $0.4 million during the next 12-month period. However, we have the ability to fix the interest rate under LIBOR for a period not to exceed one year (see Note 5 to Condensed Consolidated Financial Statements).  While not eliminating interest rate risk, this allows us to moderate the impact of changes in the prime lending rate.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2009.  Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

(a)
The annual meeting of the shareholders of the Company was held on June 23, 2009.  Of the 11,617,429 shares entitled to vote at such meeting, 11,114,160 shares were present at the meeting in person or by proxy.

(b)	The individuals listed below were elected as Class II Directors of the Company at the meeting, and the number of shares voted for, against and withheld were as follows:

	Number of Shares Voted
Name	For	Withheld

Thomas G Unger	11,003,894	110,265
John M. Roeder	11,004,894	109,265

The individuals listed below are Directors whose term of office continued after the meeting:

Ronald S. Saks
Joseph Burstein
Sanford S. Neuman
John S. Eulich
Judith W. Northup

(c)
In addition to the election of Class II Directors, the shareholders ratified the appointment of BDO Seidman, LLP as the Company’s independent auditor for the fiscal year ending December 31, 2009.  The number of shares voted for, against and withheld were as follows:

	Number of Shares Voted
For	Against	Abstain
11,100,224	4,390	None

See Item 4.01 of the Company's Form 8-K filed June 26, 2009 regarding the engagement of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm.

(d)	None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Charles and State of Missouri on the 10th day of August, 2009.

LMI AEROSPACE, INC.

/s/ Ronald S. Saks
Ronald S. Saks, Chief Executive Officer (Principal Executive Officer)

/s/ Lawrence E. Dickinson
Lawrence E. Dickinson Vice President, Chief Financial Officer and Secretary (Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1
Stock Purchase Agreement dated as of June 17, 2007 between John J. Bogan, Trustee of the John Bogan Separate Property Trust Dated October 5, 1999, William A. Huston, and LMI Aerospace, Inc. previously filed as Exhibit 2.1 to the Registrant’s Form 8-K filed June 18, 2007 and incorporated herein by reference.

3.1
Restated Articles of Incorporation of the Registrant previously filed as Exhibit 3.1 to the Registrant’s Form S-1 (File No. 333-51357) filed on April 29, 1998 (the “Form S-1”) and incorporated herein by reference.

3.2
Amendment to Restated Articles of Incorporation dated as of July 9, 2001 filed as Exhibit 3.3 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001 and filed April 1, 2002 and incorporated herein by reference.

3.3	Amended and Restated By-Laws of the Registrant previously filed as Exhibit 3.2 to the Form S-1 and incorporated herein by reference
3.4	Amendment No. 1 to Amended and Restated By-Laws of the Registrant previously filed as Exhibit 3.1 to the Registrant’s Form 8-K filed June 26, 2009 and incorporated herein by reference.
4.1	Form of the Registrant’s Common Stock Certificate previously filed as Exhibit 4.1 to the Form S-1 and incorporated herein by reference.
10.1	Amendment to Employment Agreement between the Registrant and Ronald S. Saks dated July 1, 2009.
10.2
Credit Agreement between the Registrant, Wachovia Bank, National Association (as Administrative Agent, Swingline Lender and Issuing Lender), Wells Fargo Bank, National Association (as Syndication Agent) and the other lender parties thereto dated July 31, 2007, previously filed as Exhibit 4.1 to the Registrant’s Form 8-K filed August 6, 2007.

10.3
Employment Agreement between the Registrant and James McQueeny dated June 22, 2009, previously filed as Exhibit 10.1 to the Registrant's Form 8-K filed June 26, 2009 and incorporated herein by reference.

31.1	Rule 13a-14(a) Certification of Ronald S. Saks, Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Lawrence E. Dickinson, Vice President, Chief Financial Officer and Secretary.
32	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.