Form 10-Q
period 2009-09-30
LMI AEROSPACE INC
filed 2009-11-06
CIK 1059562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009.
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

On October 31, 2009, there were 11,641,552 shares of our common stock, par value $0.02 per share, outstanding.

LMI AEROSPACE, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDING SEPTEMBER 30, 2009

PART I
FINANCIAL INFORMATION
Item 1.  Financial Statements.
LMI Aerospace, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)
(Unaudited)

	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$2,479	$29
Trade accounts receivable, net of allowance of $284 at
September 30, 2009 and $304 at December 31, 2008	37,500	26,887
Inventories, net	51,008	62,393
Prepaid expenses and other current assets	2,087	2,137
Income taxes receivable	472	364
Deferred income taxes	3,120	3,519
Total current assets	96,666	95,329

Property, plant and equipment, net	19,414	20,103
Goodwill	53,404	46,258
Intangible assets, net	22,102	17,861
Other assets	1,082	1,167
Total assets	$192,668	$180,718

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$5,285	$12,363
Accrued expenses	10,708	9,936
Short-term deferred gain on sale of real estate	233	233
Current installments of long-term debt and capital lease obligations	388	498
Total current liabilities	16,614	23,030

Long-term deferred gain on sale of real estate	3,365	3,540
Long-term debt and capital lease obligations, less current installments	30,272	25,536
Deferred income taxes	7,942	5,812
Other long-term liabilities	1,235	-
Total long-term liabilities	42,814	34,888

Shareholders’ equity:
Common stock, $0.02 par value per share; authorized 28,000,000 shares; issued 12,002,240 shares and 11,926,309 shares at
September 30, 2009 and December 31, 2008, respectively	240	239
Preferred stock, $0.02 par value per share; authorized 2,000,000
shares; none issued at either date	-	-
Additional paid-in capital	70,927	69,855
Treasury stock, at cost, 360,688 shares at September 30, 2009
and 364,088 shares at December 31, 2008	(1,711)	(1,727)
Retained earnings	63,784	54,433
Total shareholders’ equity	133,240	122,800
Total liabilities and shareholders’ equity	$192,668	$180,718

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Sales and service revenues
Product sales	$38,212	$38,975	$120,789	$116,931
Service revenues	20,537	22,966	64,791	70,331
Net sales	58,749	61,941	185,580	187,262
Cost of sales and service revenues
Cost of product sales	30,055	26,919	92,556	81,486
Cost of service revenues	16,386	18,139	52,747	56,599
Cost of sales	46,441	45,058	145,303	138,085
Gross Profit	12,308	16,883	40,277	49,177

Selling, general and administrative expenses	7,515	8,329	23,927	24,714
Severance and restructuring	(50)	-	312	-
Income from operations	4,843	8,554	16,038	24,463

Other income (expenses):
Interest expenses, net	(443)	(407)	(1,278)	(1,366)
Other, net	(3)	3	(27)	(5)
Total other income (expense)	(446)	(404)	(1,305)	(1,371)

Income before income taxes	4,397	8,150	14,733	23,092
Provision for income taxes	1,609	2,970	5,382	8,409
Net income	$2,788	$5,180	$9,351	$14,683

Amounts per common share:
Net income per common share	$0.25	$0.46	$0.83	$1.31

Net income per common share assuming dilution	$0.25	$0.46	$0.83	$1.30

Weighted average common shares outstanding	11,320,527	11,196,861	11,296,544	11,227,970
Weighted average dilutive common shares
outstanding	11,348,333	11,326,771	11,324,697	11,350,022

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating activities:
Net income	$9,351	$14,683
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	5,567	4,950
Charges for inventory obsolescence and valuation	1,521	814
Restricted stock compensation	1,290	1,736
Other noncash items	603	316
Changes in operating assets and liabilities, net of
acquired businesses:
Trade accounts receivable	(10,018)	(157)
Inventories	10,151	(13,105)
Prepaid expenses and other assets	180	45
Current income taxes	1,039	954
Accounts payable	(7,261)	(1,578)
Accrued expenses	(1,487)	956
Net cash provided by operating activities	10,936	9,614

Investing activities:
Additions to property, plant and equipment	(2,648)	(6,061)
Acquisitions, net of cash acquired	(10,047)	-
Other, net	(285)	(28)
Net cash used by investing activities	(12,980)	(6,089)

Financing activities:
Proceeds from issuance of debt	-	73
Principal payments on long-term debt and notes payable	(374)	(628)
Advances on revolving lines of credit	43,819	33,520
Payments on revolving lines of credit	(38,819)	(36,439)
Other, net	(132)	89
Net cash provided (used) by financing activities	4,494	(3,385)

Net increase in cash and cash equivalents	2,450	140
Cash and cash equivalents, beginning of year	29	82
Cash and cash equivalents, end of quarter	$2,479	$222

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2009

1.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included.  We have evaluated subsequent events through November 6, 2009, which is the date that these financial statements were issued. Operating results for the three months and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission.

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

New Accounting Standards

In October 2009, an update was made by the Financial Accounting Standards Board (the “FASB”) in revenue arrangements with multiple deliverables.  It provides amendments to the criteria for separating consideration in multiple-deliverable arrangements.  This standard establishes a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or the estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available.  This standard also replaces the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions of a market participant.  It also eliminates the residual method of allocation and requires that the arrangement consideration be allocated at the inception of the arrangements to all deliverables using the relative selling price method.  This standard will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  We are currently assessing the potential impact of adoption of this standard on our consolidated financial statements.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2009

In June 2009, the FASB issued the FASB Accounting Standards Codification (“the Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”).  Rules and interpretative releases of the Securities and Exchange Commission are also sources of authoritative GAAP for SEC registrants.  As a result of the Codification, all changes to GAAP originating from the FASB will now be issued in Accounting Standards Updates.  These changes and the Codification do not change GAAP.  The Company adopted the changes resulting from the Codification, effective September 30, 2009.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued new accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued.  The new guidance also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  The new accounting guidance was effective for our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2009, and is being applied prospectively.  This change in accounting policy had no impact on our consolidated financial statements.

In April 2009, the FASB issued changes to fair value disclosures of financial instruments.  These changes require disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  The Company adopted the interim disclosure requirements effective June 30, 2009; however, this adoption did not have a significant impact on the Company’s financial statements.

In March 2008, the FASB amended existing disclosure requirements related to derivative and hedging activities.  The amendment became effective for the Company on January 1, 2009 and is being applied prospectively.  As a result of the amended disclosure requirements, the Company is required to provide expanded qualitative and quantitative disclosures about derivatives and hedging activities in each interim and annual period.  The adoption of the new disclosure requirements had no impact on our consolidated financial statements.

In December 2007, the FASB amended its guidance on accounting for business combinations.  The new accounting guidance resulted in a change in our accounting policy effective January 1, 2009 and is being applied prospectively to all business combinations subsequent to the effective date.  Among other things, the new guidance amends the principles and requirements regarding how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquired company and the goodwill acquired.  It also established new disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  The adoption of this new accounting policy did not have a significant impact on our consolidated financial statements.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2009

2.  Acquisition of Integrated Technologies, Inc.

On January 16, 2009, the Company acquired all of the shares of capital stock of Integrated Technologies, Inc. (“Intec”), an Everett, Washington-based provider of advanced materials testing, manufacturing and design services to the aerospace, defense and transportation industries.  Intec’s primary business is designed to support composite testing, manufacturing and research by analyzing new and existing materials, including organic matrix composites, ceramics, metal matrix composites and metal.  The acquisition was funded by the Company’s existing credit facility and was accounted for in accordance with the new guidance related to business combinations that was effective January, 1, 2009.  Operating results of Intec have been included in the Company’s Aerostructures segment from the date of acquisition, and acquisition related costs were expensed.  The pro-forma operating results, as if the Company had completed the acquisition at the beginning of the periods presented, are not significant to the Company’s operations and are not presented.

Management believes the acquisition of Intec, together with other initiatives, will provide significant composite assembly and component production capabilities to the Company, which will allow the Company to broaden its customer offerings and to use Intec’s skilled workforce in both the Aerostructures and Engineering Services segments to expand into the production of non-metallic products.  As such, significant synergies are expected to result from the acquisition.  The Company performed a valuation analysis to determine amounts allocated to the acquired assets and assumed liabilities, including various intangible assets.

The following table summarizes the preliminary purchase price allocation for Intec at the date of acquisition:

Current assets, excluding cash acquired	$852
Fixed assets	812
Intangible assets	5,639
Goodwill	7,146
Current liabilities assumed	(1,036)
Long-term liabilities assumed	(3,366)
Cost of acquisition, net of cash acquired	$10,047

The anticipated synergies from the transaction have resulted in the goodwill recorded above.  Of the $5,639 acquired intangible assets, $4,904 was assigned to customer relations with an original estimated useful life of 15 years.  The remaining $735 acquired intangible assets consist of trademarks, non-compete agreements and proprietary technology and have a weighted average useful life of 5.6 years.  The fair value of the customer relationships and non-compete agreements was determined using the discounted cash flow method.  The fair value of the trademarks and proprietary technology was determined using the relief from royalty method.  Included in long-term liabilities assumed was $1,235 of contingent consideration, representing the fair value of the amount payable to former Intec shareholders if certain sales targets are achieved by Intec for the two-year period ending December 31, 2010.  The amount of contingent consideration is limited to $1,500.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2009

3.  Inventories

Inventories consist of the following:

	September 30, 2009	December 31, 2008

Raw materials	$8,099	$9,078
Work in progress	7,460	12,765
Manufactured and purchased components	14,359	16,437
Finished goods	21,090	24,113
Total inventories	$51,008	$62,393

These amounts include reserves for obsolete and slow-moving inventory of $2,730 and $2,058 and a reserve for lower of cost or market of $319 and $135 at September 30, 2009 and December 31, 2008, respectively. Included in work in progress was $1,890 and $1,572 deferred costs at September 30, 2009 and December 31, 2008, respectively, consisting of pre-production costs as well as actual costs incurred during production in excess of estimated cost per ship-set for units delivered on certain programs. Inventoried costs include amounts relating to programs and contracts with long-term production cycles, a portion of which is not expected to be realized within one year. The Company believes these amounts will be fully recovered.

4.  Goodwill and Intangible Assets

Goodwill

Goodwill balance at September 30, 2009 consisted of $7,146 from the acquisition of Intec in January 2009, $42,908 from the acquisition of D3 Technologies, Inc. (“D3 Technologies”) in July 2007, and $3,350 from the acquisition of Tempco Engineering, Inc. (“Tempco”) in 2001. Goodwill balance at December 31, 2008 consisted of $42,908 from the acquisition of D3 Technologies and $3,350 from the acquisition of Tempco.  Goodwill recorded as a result of the Intec and D3 Technologies acquisitions is not deductible for tax purposes.  Goodwill recorded as a result of the Tempco acquisition is tax deductible.

The carrying value of goodwill and intangible assets with indefinite lives is assessed at least annually, during the fourth quarter, and an impairment charge is recorded if appropriate. The Company continues to monitor the performance of the Tempco reporting unit, which is part of the Aerostructures segment, whose performance in fiscal 2008 resulted in a $2,303 goodwill impairment charge.  Although Tempco's operating results for fiscal 2009 have been below budget, to date management has concluded that no significant changes constituting a triggering event have occurred through September 30, 2009.  A “triggering event” would require the Company to perform a goodwill impairment analysis at an interim date. Management is currently in the process of performing the annual goodwill impairment assessment as of October 1, 2009. If market conditions of the Tempco reporting unit do not improve or if the Company is not successful in improving the Tempco reporting unit's operating results, the remaining goodwill of $3,350 related to Tempco may be impaired and result in future impairment charges.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2009

Additionally, management is currently evaluating strategies to improve operating results, including plant consolidations and workforce reductions, which may result in future restructuring charges.

Intangible Assets

Intangible assets primarily consist of trademarks and customer intangibles resulting from the acquisitions of Intec, D3 Technologies and Versaform Corporation. The trademark of $4,222 that resulted from the acquisition of D3 Technologies was determined to have an indefinite life. Customer intangibles have an original estimated useful life of 15 years.  The carrying values were as follows:

	September 30, 2009	December 31, 2008

Trademarks	$4,582	$4,222
Customer intangible assets	21,515	16,610
Other	582	160
Accumulated amortization	(4,577)	(3,131)
Intangible assets, net	$22,102	$17,861

Intangibles amortization expense was $482 and $360 for the three months ended September 30, 2009 and 2008, respectively, and $1,446 and $1,079 for the nine months ended September 30, 2009 and 2008, respectively.   Estimated annual amortization expense for the balance of 2009 and the next five years is as follows:

Year ending December 31,
2009 (1)	$484
2010	1,990
2011	1,986
2012	1,975
2013	1,891
2014	1,773
Thereafter	7,781
$17,880
(1) Represents amortization expense for the remainder of 2009.

5.  Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following:

	September 30, 2009	December 31, 2008

Capital lease obligations	$271	$347
Revolving line of credit	30,000	25,000
Notes payable, principal and interest payable monthly,
at fixed rates, ranging from 1.67% to 10.70%
at September 30, 2009 and December 31, 2008	389	687
Total debt	$30,660	$26,034
Less current installments	388	498
Total	$30,272	$25,536

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2009

The Company has entered into a senior secured revolving credit facility in an aggregate principal amount of up to $80,000 of which $30,000 was utilized at September 30, 2009.  Borrowings under the credit facility are secured by substantially all of the Company’s assets and bear interest at either (a) the “base rate” (the higher of the federal funds rate plus one-half of one percent or the prime commercial lending rate) plus the applicable interest margin ranging from 0.125% to 1.0%, depending upon the Company’s total leverage ratio at the end of each quarter, or (b) the LIBOR rate plus an applicable interest margin ranging from 1.125% to 2.0%, depending upon the Company’s total leverage ratio at the end of each quarter.  If the Company elects to borrow under the LIBOR rate, interest periods range from one to twelve months. The maturity date of the credit facility, which is subject to acceleration upon breach of the financial covenants (consisting of a maximum total leverage ratio and a minimum fixed charge coverage ratio) and other customary non-financial covenants contained in the credit agreement, is July 31, 2012. As of September 30, the Company was in compliance with all its financial and non-financial covenants. In addition, the Company entered into a line of credit agreement providing a revolving credit facility in the amount of up to $1,000 at the base rate plus 1.125%, of which none was utilized at September 30, 2009.  At September 30, 2009, the “base rate” was 3.25%, and the applicable margin was 0.375%.  The LIBOR rate ranged from 1.20% to 2.07% for various notes the Company carried, and the applicable margin was 1.375%.  As these borroweings are at variable interst rates, the fair value of these borrowings approximate book value.

The Company has also entered into various notes payable and capital lease agreements for the purchase of certain equipment and software. The notes are secured by certain equipment and software and payable in monthly installments including interest, with rates ranging from 1.67% to 10.70%, through January 2012. The capital lease agreements expire between October 2010 and March 2012.

6.  Earnings Per Common Share

Basic net income per common share is based upon the weighted average number of common shares outstanding.  Diluted net income per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect of stock options and restricted stock, using the treasury stock and if-converted methods.  The number of dilutive shares for the three and nine months ended September 30, 2009 was 27,806 and 28,153, respectively.  A weighted average of 326,677 and 321,740 shares for the three and nine months ended September 30, 2009, respectively, was excluded from the computation of 2009 diluted net income per common share because of an anti-dilutive effect on earnings per share.  The number of dilutive shares for the three and nine months ended September 30, 2008 was 129,909 and 122,052, respectively.  There were no antidilutive shars for the three and nine months ended September 30, 2008 that were excluded from the computation of 2008 diluted net income per common share.

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

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2009

The Company did not make any share-based grants or awards, except for restricted stock awards as disclosed below, for the three and nine months ended September 30, 2009 and 2008, respectively.  A summary of stock option activity under the Company’s share-based compensation plan for the nine months ended September 30, 2009 is presented below:

Stock Options	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2009	63,890	$2.81
Granted	-	-
Exercised	(20,755)	2.78
Forfeited or expired	(1,100)	4.75
Outstanding at September 30, 2009	42,035	$2.78

All outstanding stock options were exercisable at September 30, 2009.  The aggregate intrinsic value of vested stock options was $305 at September 30, 2009, which options had a weighted average remaining life of 0.7 years at September 30, 2009.  The aggregate intrinsic value of options exercised during the nine months ended September 30, 2009 and 2008, based upon the market price on the exercise date, was approximately $72 and $400, respectively.

The following table summarizes information about stock options outstanding at September 30, 2009:

Range of Exercise Prices	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.96 - $2.90	39,335	0.57	$2.57
$2.91 - $4.35	200	0.17	3.13
$4.36 - $6.06	2,500	2.62	6.06
Total	42,035	0.69	$2.78

A summary of the activity for non-vested restricted stock awards as of September 30, 2009 and changes during the nine-month period is presented below:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2009	294,774	$22.78
Granted	87,782	10.51
Vested	(47,880)	20.64
Forfeited	(22,240)	24.83
Outstanding at September 30, 2009	312,436	$19.51

Common stock compensation expense related to restricted stock awards granted under the Plan was $367 and $528 for the three months ended September 30, 2009 and 2008, respectively, and $1,290 and $1,736 for the nine months ended September 30, 2009 and 2008, respectively.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2009

Total unrecognized compensation costs related to non-vested share-based compensation awards granted or awarded under the Plan were $3,106 and $3,972 at September 30, 2009 and December 31, 2008, respectively. These costs are expected to be recognized over a weighted average period of 2.0 years and 2.2 years, respectively.

8.  Business Segment Information

The Company is organized into two reportable segments: the Aerostructures segment and the Engineering Services segment.  The Aerostructures segment, comprised of all of the Company’s operations other than those of D3 Technologies, primarily assembles, kits, fabricates, machines, finishes and integrates formed, close-tolerance aluminum and specialty alloy components and sheet metal products primarily for use by the aerospace, semiconductor and medical technology products industries. Since January 2009, the operating results of Intec have also been included in the operating results of the Aerostructures segment. The Engineering Services segment, comprised of the operations of D3 Technologies, provides a complete range of design, engineering and program management services supporting aircraft lifecycles from conceptual design, analysis and certification through production support, fleet support and service life extensions via a complete turnkey engineering solution.

Corporate assets, liabilities and expenses related to the Company’s corporate offices, except for interest expense and income taxes, primarily support the Aerostructures segment. The table below presents information about reported segments on the basis used internally to evaluate segment performance:

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2009

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net sales:
Aerostructures (1)	$39,837	$39,411	$123,413	$118,202
Engineering Services	20,241	22,852	63,664	70,147
Eliminations	(1,329)	(322)	(1,497)	(1,087)
	$58,749	$61,941	$185,580	$187,262

(1) Includes sales from the Engineering Services segment to the Aerostructures segment for the new design-build program in 2009 and other support services. These amounts are eliminated in consolidation.

Income (loss) from operations:
Aerostructures	$2,760	$5,923	$9,813	$16,684
Engineering Services	2,309	2,638	6,365	7,872
Eliminations	(226)	(7)	(140)	(93)
	$4,843	$8,554	$16,038	$24,463

Depreciation and amortization:
Aerostructures	$1,136	$1,058	$3,481	$3,124
Engineering Services	641	620	2,086	1,826
	$1,777	$1,678	$5,567	$4,950

Interest income (expense):
Aerostructures	$(2)	$-	$(5)	$-
Engineering Services	(4)	(5)	(11)	(24)
Corporate	(437)	(402)	(1,262)	(1,342)
	$(443)	$(407)	$(1,278)	$(1,366)

Capital expenditures:
Aerostructures	$1,302	$2,448	$2,097	$4,772
Engineering Services	133	336	551	1,289
	$1,435	$2,784	$2,648	$6,061

	September 30, 2009	December 31, 2008

Goodwill:
Aerostructures	$10,496	$3,350
Engineering	42,908	42,908
	$53,404	$46,258

Total assets:
Aerostructures	$120,846	$108,852
Engineering	71,822	71,866
	$192,668	$180,718

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2009

9.  Customer Concentration

Direct sales, through both of its business segments, to the Company’s largest customer accounted for 20.8% and 22.1% of the Company’s total revenues for the three months ended September 30, 2009 and 2008, respectively. Direct sales to the Company’s largest customer accounted for 22.9% and 22.6% of the Company’s total revenues for the nine months ended September 30, 2009 and 2008, respectively.  Accounts receivable balances related to the largest customer based on direct sales were 20.3% and 25.7% of the accounts receivable balance at September 30, 2009 and December 31, 2008, respectively.

Direct sales, through both of its business segments, to the Company’s second largest customer accounted for 15.9% and 18.7% of the Company’s total revenues for the three months ended September 30, 2009 and 2008, respectively. Direct sales to the Company’s second largest customer accounted for 16.3% and 19.5% of the Company’s total revenues for the nine months ended September 30, 2009 and 2008, respectively.  Accounts receivable balances related to the second largest customer based on direct sales were 7.8% and 15.3% of the accounts receivable balance at September 30, 2009 and December 31, 2008, respectively.

Direct sales, through both of its business segments, to the Company’s third largest customer accounted for 12.7% and 18.5% of the Company’s total revenues for the three months ended September 30, 2009 and 2008, respectively. Direct sales to the Company’s third largest customer accounted for 13.4% and 18.6% of the Company’s total revenues for the nine months ended September 30, 2009 and 2008, respectively.  Accounts receivable balances related to the third largest customer based on direct sales were 9.7% and 9.2% of the accounts receivable balance at September 30, 2009 and December 31, 2008, respectively.

Direct sales, through both of its business segments, to the Company’s fourth largest customer accounted for 11.0% and 10.7% of the Company’s total revenues for the three and nine months ended September 30, 2009, respectively.  Direct sales to the Company’s fourth largest customer were less than 10% of the Company's total revenues for the three and nine month periods ended September 30, 2008.  Accounts receivable balances related to the fourth largest customer based on direct sales were 8.2% and 0.0% of the accounts receivable balance at September 30, 2009 and December 31, 2008, respectively.

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

This Quarterly Report on Form 10-Q should be read completely, in conjunction with our Annual Report on Form 10-K, filed on March 16, 2009, and with the understanding that the Company’s actual future results may be materially different from what the Company expects.  All forward-looking statements made by the Company in this Quarterly Report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission are qualified by these cautionary statements.

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

In January 2009, the Company acquired Integrated Technologies, Inc. (“Intec”), an Everett, Washington-based provider of advanced materials testing, manufacturing and design services to the aerospace, defense and transportation industries.  Intec’s primary business is designed to support composite testing, manufacturing and research, by analyzing new and existing materials, including organic matrix composites, ceramics, metal matrix composites and metal.  We believe the acquisition of Intec, together with other initiatives, will provide significant composite assembly and component production capabilities, which will allow us to broaden our customer offerings and to use our skilled workforce in both the Aerostructures and Engineering Services segments to expand into production of non-metallic products.

Recent Development

We continue to monitor the performance of our Tempco reporting unit, which is part of our Aerostructures segment, whose performance in fiscal 2008 resulted in a $2.3 million goodwill impairment charge.  Although Tempco's operating results for fiscal 2009 have been below budget, to date we have concluded that no significant changes constituting a triggering event have occurred through September 30, 2009.  A “triggering event” would require the Company to perform a goodwill impairment analysis at an interim date. We are currently in the process of performing the annual goodwill impairment assessment as of October 1, 2009. If market conditions of the Tempco reporting unit do not improve or if we are not successful in improving the Tempco reporting unit's operating results, the remaining goodwill of $3.4 million related to Tempco may be impaired and result in future impairment charges.

Additionally, we are currently evaluating strategies to improve operating results including plant consolidations and workforce reductions which may result in future restructuring charges.

Results of Operations

Three months ended September 30, 2009 compared to September 30, 2008

The following table is a summary of our operating results for the three months ended September 30, 2009 and 2008, respectively:

	Three Months Ended
	September 30, 2009
	($ in millions)
	Aerostructures	Engineering Services	Eliminations	Total
Net sales	$39.8	$20.2	$(1.3)	$58.7
Cost of sales	31.3	16.2	(1.1)	46.4
Gross profit	8.5	4.0	(0.2)	12.3
S,G & A	5.8	1.7	-	7.5
Income from operations	$2.7	$2.3	$(0.2)	$4.8

	Three Months Ended
	September 30, 2008
	($ in millions)
	Aerostructures	Engineering Services	Eliminations	Total
Net sales	$39.4	$22.8	$(0.3)	$61.9
Cost of sales	27.6	17.7	(0.3)	45.0
Gross profit	11.8	5.1	-	16.9
S,G & A	5.8	2.5	-	8.3
Income from operations	$6.0	$2.6	$-	$8.6

Aerostructures Segment

Net Sales.  The following table specifies the amount of the Aerostructures segment’s net sales by category for the third quarter of 2009 and 2008 and the percentage of total net sales for each period represented by each category.

	Three Months Ended September 30,
Category	2009	% of Total	2008	% of Total
	($ in millions)
Corporate and regional aircraft	$10.5	26.4%	$13.9	35.3%
Large commercial aircraft	18.6	46.7	11.3	28.7
Military	9.5	23.9	10.8	27.4
Technology	0.4	1.0	1.9	4.8
Other (1)	0.8	2.0	1.5	3.8
Total	$39.8	100.0%	$39.4	100.0%
         (1) Primarily consists of testing and processing services in 2009 and consulting services and various aerospace products in 2008.

Sales from the Engineering Services segment to the Aerostructures segment for the new design-build program and other support were $1.3 million for the three months ended September 30, 2009.  These amounts are included in the table above but were eliminated in consolidation. Net sales for the third quarter of 2009 were $39.8 million, up 1.0% from $39.4 million in the third quarter of 2008.  An increase in net sales occurred in the large commercial aircraft sector. This increase was offset by a decrease in the corporate and regional aircraft, military and technology sectors.

Net sales of components for corporate and regional aircraft were $10.5 million for the third quarter of 2009 compared to $13.9 million for the third quarter of 2008, a decrease of $3.4 million, or 24.5%.  The decrease in sales in this sector was primarily attributable to a decrease in sales of large cabin components for Gulfstream due to production rate cuts announced by Gulfstream in March 2009 and the resulting inventory adjustments implemented in connection with these production cuts. Additionally, Gulfstream’s manufacturing operations were closed for four weeks in July 2009, which further limited demand for our products. The decline in production was offset by a design-build project in collaboration with our Engineering Services segment that contributed $1.2 million of sales in the current quarter.

Net sales of products used in large commercial aircraft were $18.6 million for the third quarter of 2009 compared to $11.3 million for the third quarter of 2008, an increase of $7.3 million, or 64.6%.  The increase in net sales to this market was driven by aftermarket support for the 767 wing modification and winglet program, which began full production in 2009 and generated $6.9 million of sales in the third quarter of 2009 compared to $0.5 million in the third quarter of 2008, an increase of $6.4 million.  In addition, sales related to the 737 and 747 programs increased $0.6 million and $0.4 million, respectively, from $5.6 million and $3.2 million, respectively, in the third quarter of 2008 to $6.2 million and $3.6 million, respectively, in the third quarter of 2009. Sales related to the 787 slightly decreased from $0.2 million in the third quarter of 2008 to $0.1 million in the third quarter of 2009.

Military products generated $9.5 million of net sales in the third quarter of 2009 compared to $10.8 million in the third quarter of 2008, a decrease of $1.3 million, or 12.0%.  This decrease partially resulted from a decline of $0.9 million in sales for the Apache Helicopter program from $1.5 million in the third quarter of 2008 to $0.6 million in the third quarter of 2009, primarily due to changes made in the customer’s inventory management process.  In addition, Blackhawk sales declined by $0.6 million from $8.4 million in the third quarter of 2008 to $7.8 million in the third quarter of 2009, primarily due to continued inventory destocking by our customers.

Technology products net sales declined by $1.5 million, or 78.9%, in the third quarter of 2009 to $0.4 million from $1.9 million in the third quarter of 2008. This decrease was due to lower demand in semiconductor equipment.

Gross Profit.  Gross profit for the third quarter of 2009 was $8.5 million (21.4% of net sales) compared to $11.8 million (29.9% of net sales) in the third quarter of 2008.  During the third quarter, the Company reduced raw material and finished goods inventories by $1.3 million and $6.3 million, respectively, and experienced lower sales volume which resulted in lower production levels.  This lower production resulted in inefficiencies and an inability to cover fixed costs effectively. An increase in obsolescence costs and health insurance costs also contributed to the decline in gross profit. Additionally, although the 767 wing modification kit is expected to provide a lower gross profit margin than other Aerostructures products, the program did operate above expectations in the quarter.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $5.8 million (14.6% of net sales) for the third quarter of 2009 compared to $5.8 million (14.7% of net sales) for the third quarter of 2008.  Declines in personnel costs, as a result of staff reductions, were offset by increases in computer, depreciation and amortization expenses.

Engineering Services Segment

Net Sales. The following table specifies the amount of the Engineering Services segment’s net sales by category for the third quarter of 2009 and 2008 and the percentage of the segment’s total net sales represented by each category.

	Three Months Ended September 30,
Category	2009	% of Total	2008	% of Total
	($ in millions)
Corporate and regional aircraft	$4.5	22.3%	$7.6	33.3%
Large commercial aircraft	7.9	39.1	11.0	48.2
Military	7.4	36.6	3.4	14.9
Tooling	0.4	2.0	0.8	3.6
Total	$20.2	100.0%	$22.8	100.0%

Net sales for the Engineering Services segment were $20.2 million for the third quarter of 2009 compared to $22.8 million for the third quarter of 2008, a decrease of $2.6 million, or 11.4%. This decrease resulted from lower demand for services in 2009 compared to 2008.  Approximately $18.8 million, or 93.1% of the segment’s revenues, were recorded under reimbursement type contracts for engineering services for the third quarter of 2009 compared to $22.3 million, or 97.8% of the segment’s revenues, for the third quarter of 2008, a decrease of $3.5 million or 15.7%. These revenues are generated from labor hours incurred at varying, pre-negotiated rates and other direct costs plus an administrative fee.  Net sales under these reimbursement contracts are primarily for commercial, corporate and military markets.

Net sales for services supporting corporate and regional aircraft, the majority of which relate to the development of new and redesigned aircraft, were $4.5 million in the third quarter of 2009 compared to $7.6 million for the third quarter of 2008, a decrease of $3.1 million, or 40.8%. The majority of the 2008 revenue was due to the development of the Gulfstream G650.  In 2009, the decrease in services required on the Gulfstream G650 was partially offset by our support on Bombardier’s Learjet 85, a design-build project in collaboration with our Aerostructures segment, and services provided on other re-designed aircraft.

Net sales for services for large commercial aircraft were $7.9 million in the third quarter of 2009, down $3.1 million, or 28.2%, from $11.0 million in the third quarter of 2008. These revenues are primarily from design programs supporting Boeing’s 747-8, 767 and 787 platforms.  In addition to decreases in overtime requirements, large commercial aircraft revenue declined due to the completion of some of the related engineering tasks.

Net sales of services for military programs were $7.4 million in the third quarter of 2009, up $4.0 million, or 117.6%, from $3.4 million in the third quarter of 2008. These military revenues were derived from support provided on multiple Navy programs, including the CH-53 helicopter, as well as the F-35 and various other programs.  The increased sales of services for military programs are consistent with management’s strategy for growth and have helped offset the decreases of sales experienced in other major categories.

Sales related to the design and delivery of tooling on various programs supporting commercial aircraft were $0.4 million for the third quarter of 2009 compared to $0.8 million in the third quarter of 2008.  The $0.4 million, or 50.0%, decrease resulted from the lower demand for tooling design support.

Gross Profit.  Gross profit for the third quarter of 2009 was $4.0 million (19.8% of net sales) compared to $5.1 million (22.4% of net sales) in the third quarter of 2008.  The decrease in gross profit during the third quarter of 2009 is due to a number of factors, including higher overhead rates resulting from fewer billable hours, lower sales volume and an increase in non-billable hours.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the third quarter of 2009 were $1.7 million (8.4% of net sales) compared to $2.5 million (11.0% of net sales) in the third quarter of 2008. The decrease was primarily due to a reduction in personnel costs.

Non-segment Expenses

Interest Income (Expense), net.  Net interest expense was $0.4 million for the third quarter of 2009 and 2008. The decreases in interest rates in the third quarter of 2009 compared to the third quarter of 2008 were offset by increased borrowings as a result of the purchase of Intec in January 2009.

Income Tax Expense.  During the third quarter of 2009, we recorded income tax expense of $1.6 million compared to $3.0 million in the third quarter of 2008.  We applied an effective tax rate of 36.5% for the third quarter of 2009 and 2008.

Nine months ended September 30, 2009 compared to September 30, 2008

The following table is a summary of our operating results for the nine months ended September 30, 2009 and 2008, respectively:

	Nine Months Ended
	September 30, 2009
	($ in millions)
	Aerostructures	Engineering Services	Eliminations	Total
Net sales	$123.4	$63.7	$(1.5)	$185.6
Cost of sales	95.0	51.7	(1.4)	145.3
Gross profit	28.4	12.0	(0.1)	40.3
S,G & A	18.6	5.6	0.1	24.3
Income from operations	$9.8	$6.4	$(0.2)	$16.0

	Nine Months Ended
	September 30, 2008
	($ in millions)
	Aerostructures	Engineering Services	Eliminations	Total
Net sales	$118.2	$70.1	$(1.0)	$187.3
Cost of sales	83.7	55.4	(1.0)	138.1
Gross profit	34.5	14.7	-	49.2
S,G & A	17.8	6.9	-	24.7
Income from operations	$16.7	$7.8	$-	$24.5

Aerostructures Segment

Net Sales.  The following table specifies the amount of the Aerostructures segment’s net sales by category for the nine months ended September 30, 2009 and 2008 and the percentage of total net sales for each period represented by each category.

	Nine Months Ended September 30,
Category	2009	% of Total	2008	% of Total
	($ in millions)
Corporate and regional aircraft	$38.1	31.0%	$41.5	35.1%
Large commercial aircraft	51.5	41.7	34.4	29.1
Military	29.3	23.7	32.4	27.4
Technology	1.0	0.8	6.3	5.3
Other (1)	3.5	2.8	3.6	3.1
Total	$123.4	100.0%	$118.2	100.0%

         (1) Primarily consists of testing and processing services in 2009 and consulting services and various aerospace products in 2008.

Sales from the Engineering Services segment to the Aerostructures segment for the new design-build program and other support were $1.5 million for the nine months ended September 30, 2009.  These amounts are included in the table above but were eliminated in consolidation. Net sales for the first nine months of 2009 were $123.4 million, up $5.2 million, or 4.4%, from $118.2 million in the first nine months of 2008.  The increase in net sales occurred primarily in the large commercial aircraft sector.

Net sales of components for corporate and regional aircraft were $38.1 million for the first nine months of 2009 compared to $41.5 million for the first nine months of 2008, a decrease of $3.4 million, or 8.2%.  The decrease in sales in this sector was primarily attributable to a $10.6 million decrease in sales of large cabin components for Gulfstream offset by $7.0 million in tooling sales.  This reduction is primarily a result of production rate cuts announced by Gulfstream in March 2009 and the resulting inventory adjustments implemented in connection with these rate cuts. The decline in production was offset by a design-build project in collaboration with our Engineering Services segment that contributed $1.2 million of sales in the current year.

Net sales of products used in large commercial aircraft were $51.5 million for the first nine months of 2009 compared to $34.4 million for the first nine months of 2008, an increase of $17.1 million, or 49.7%.  The increase in net sales to this market was driven by aftermarket support for the 767 wing modification and winglet program, which bagan full production in 2009 and generated $19.5 million of sales in the first nine months of 2009 compared to $1.7 million in the first nine months of 2008.    We also increased net sales for the Boeing 747 by $1.6 million to $8.8 million in the first nine months of 2009 from $7.2 million in the first nine months of 2008. These increases were partially offset by a $2.5 million decrease in sales for the Boeing 737 from $19.5 million in the first nine months of 2008 to $17.0 million in the first nine months of 2009 and a $1.3 million decrease in sales for the 787 program from $1.4 million in the first nine months of 2008 to $0.1 million in the first nine months of 2009.

Military products generated $29.3 million of net sales in the first nine months of 2009 compared to $32.4 million in the first nine months of 2008, a decrease of $3.1 million, or 9.6%.  This decrease primarily resulted from declines in net sales for the Sikorsky Blackhawk and Apache programs. The Blackhawk program generated $22.6 million of net sales in the first nine months of 2009 compared to $24.3 million in the first nine months of 2008 primarily due to continued inventory destocking by our customers. The Apache program generated $3.4 million of net sales in the first nine months of 2009 compared to $4.4 million in the first nine months of 2008.

Technology products net sales declined by $5.3 million, or 84.1%, in the first nine months of 2009 to $1.0 million from $6.3 million for the first nine months of 2008.  This decrease was due to lower demand in semiconductor equipment.

The backlog was $228 million at September 30, 2009 compared to $210 million at September 30, 2008.

Gross Profit.  Gross profit for the first nine months of 2009 was $28.4 million (23.0% of net sales) compared to $34.5 million (29.2% of net sales) in the first nine months of 2008.  An increase in obsolescence costs and health insurance costs, as well as inefficiencies resulting from lower production levels during the third quarter of 2009, contributed to the decline in gross profit.  Additionally, although the 767 wing modification kit is expected to provide a lower gross profit margin than other Aerostructures products, the program did operate above expectations in the quarter.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, including $0.3 million of severance and restructuring costs were $18.6 million (15.1% of net sales) for the first nine months of 2009 compared to $17.8 million (15.1% of net sales) for the first nine months of 2008.  In addition to the severance and restructuring costs during the first nine months of 2009, we incurred $0.3 million of acquisition costs expense relating to the Intec acquisition. Intec also added $1.1 million of expense for the 2009 period subsequent to its acquisition.

Engineering Services Segment

Net Sales. The following table specifies the amount of the Engineering Services segment’s net sales by category for the nine months ended September 30, 2009 and 2008 and the percentage of the segment’s total net sales represented by each category.

	Nine Months Ended September 30,
Category	2009	% of Total	2008	% of Total
	($ in millions)
Corporate and regional aircraft	$14.2	22.3%	$23.1	33.0%
Large commercial aircraft	27.5	43.2	33.2	47.4
Military	20.3	31.9	9.8	14.0
Tooling	1.7	2.6	4.0	5.6
Total	$63.7	100.0%	$70.1	100.0%

Net sales for the Engineering Services segment were $63.7 million for the first nine months of 2009 compared to $70.1 million for the first nine months of 2008, a decrease of $6.4 million, or 9.1%. This decrease resulted from lower demand for services in the first nine months of 2009 compared to the first nine months of 2008 as well as declines in tooling revenue in 2009 compared to 2008.  Approximately $61.4 million, or 96.4% of the segment’s revenues, were recorded under reimbursement type contracts for engineering services for the first nine months of 2009, compared to $66.9 million, or 95.4%, for the first nine months of 2008, a decrease of $5.5 million, or 8.2%. These revenues are generated from labor hours incurred at varying, pre-negotiated rates and other direct costs plus an administrative fee.  Net sales under these reimbursement contracts are primarily for commercial, corporate and military markets.

Net sales for services supporting corporate and regional aircraft, the majority of which relate to the development of new and redesigned aircraft, were $14.2 million in the first nine months of 2009 compared to $23.1 million for the first nine months of 2008, a decrease of $8.9 million, or 38.5%. The majority of the corporate aircraft revenues in 2008 were generated from the development of the Gulfstream G650. In 2009, design maturation on the G650 lowered demand for services while demand was increased by support on Bombardier’s Learjet 85, a design-build project in collaboration with our Aerostructures segment, and services provided on other re-designed aircraft.

Net sales for services for large commercial aircraft were $27.5 million in the first nine months of 2009, down $5.7 million, or 17.2%, from $33.2 million in the first nine months of 2008. These revenues are primarily from design programs supporting Boeing’s 747-8, 767, 777-Freighter and 787 platforms.  In addition to the factors discussed above, these decreases resulted from the winding down of certain programs.

Net sales of services for military programs were $20.3 million in the first nine months of 2009, up $10.5 million, or 107.1%, from $9.8 million in the first nine months of 2008. These military revenues were derived from support provided on multiple Navy programs including the CH-53 helicopter, as well as the F-35 and various other programs.  The increased sales of services for military programs are consistent with management’s strategy for growth and have helped offset the decreases of sales experienced in other major categories.

Sales related to design and delivery of tooling on various programs supporting commercial aircraft were $1.7 million for the first nine months of 2009 compared to $4.0 million for the first nine months of 2008.  This $2.3 million, or 57.5%, decrease is due to lower demand for tooling design support during 2009.

Gross Profit.  Gross profit for the first nine months of 2009 was $12.0 million (18.8% of net sales) compared to $14.7 million (21.0% of net sales) in the first nine months of 2008.  The decrease in gross profit during the first nine months of 2009 is due to a number of factors, including higher overhead rates resulting from fewer billable hours, lower sales volume and an increase in non-billable hours.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the first nine months of 2009 were $5.6 million (8.8% of net sales) compared to $6.9 million (9.8% of net sales) for the first nine months of 2008. The decrease was primarily due to a reduction in personnel costs.

Non-segment Expenses

Interest Income (Expense), net.  Net interest expense for the first nine months of 2009 was $1.3 million compared to $1.4 million for the first nine months of 2008. The decline was due to decreases in interest rates in the first nine months of 2009 compared to 2008 offset by an increase in borrowings as a result of the purchase of Intec.

Income Tax Expense.  During the first nine months of 2009, we recorded income tax expense of $5.4 million compared to $8.4 million in the first nine months of 2008.  We applied an effective tax rate of 36.5% for the first nine months of 2009 compared to 36.4% for the first nine months of 2008.

Liquidity and Capital Resources

During the first nine months of 2009 and 2008, we generated $10.9 million and $9.6 million, respectively, in cash from our operating activities. Net cash provided by operating activities for the first nine months of 2009 was favorably impacted by decreases in inventory of $11.7 million, including changes in related inventory reserves but excluding inventory acquired from Intec.  These changes in inventory resulted from our concerted effort to reduce inventory levels, which had grown during the Boeing strike and as customers elected to destock their inventories. Cash generated from operating activities was negatively impacted by an increase in accounts receivable of $10.0 million and decreases in accounts payable of $7.3 million.  The increase in accounts receivable was caused by an unusually low balance at December 31, 2008, resulting primarily from the Boeing strike and lower than expected deliveries of Blackhawk product.  Additionally, extended payment terms have been negotiated with certain customers and on certain products.  The current quarter also includes unbilled receivables of $1.2 million related to the new design-build program.  Prior year cash from operations was impacted from growth in inventory levels throughout 2008.

Net cash used in investing activities was $13.0 million for the first nine months of 2009 compared to $6.1 million for the first nine months of 2008. In the first nine months of 2009, cash was primarily used to acquire Intec, manufacturing equipment and computer equipment and software. Total capital expenditures were $2.6 million for the first nine months of 2009 compared with $6.1 million for the first nine months of 2008, consistent with the Company’s plan to limit capital expenditures to $5.0 million or less in 2009.

Cash provided by financing activities was $4.5 million for the first nine months of 2009 compared to $3.4 million used for the first nine months of 2008. Funds provided in 2009 and used in 2008 represent net cash advances from and payments on our revolving credit facility, respectively. Funds provided in 2009 were primarily used to fund the acquisition of Intec.

We continue to assess the potential impact of recent trends in the global economic environment on our liquidity and overall financial condition, particularly with respect to the availability of, terms of and access to credit.  Our inventory reduction plan announced earlier this year, as well as reduced capital expenditures, are expected to lead to our free cash flow, defined as cash flow from operations less capital expenditures, goal for 2009 of between $15 million and $20 million.  Despite a general tightening in the credit markets, we expect to meet our ongoing working capital, acquisition, debt obligations, and capital expenditure needs presently and for the next twelve months from a combination of our cash on hand, cash flow from operating activities, including the impact of our planned inventory reduction initiatives, and cash obtained by drawing down our credit facility. As of September 30, 2009, $50 million of our revolving credit facility was available, and we were in compliance with all of its financial and non-financial covenants.  We expect to remain in compliance with all our financial and non-financial covenants for the remainder of 2009.

Contractual Obligations and Commitments

For information concerning contractual obligations, see the caption “Contractual Obligations and Commitments” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk primarily due to fluctuations in interest rates.  Our outstanding credit facility carries a fluctuating interest rate that varies based on changes in the prime lending rate of our lender. Accordingly, we are subject to potential fluctuations in our debt service. Based on the amount of our outstanding debt as of September 30, 2009, a hypothetical 1% change in the interest rate of our outstanding credit facility would result in a change in our annual interest expense of approximately $0.3 million during the next 12-month period. However, we have the ability to fix the interest rate under LIBOR for a period not to exceed one year (see Note 5 to Condensed Consolidated Financial Statements).  While not eliminating interest rate risk, this allows us to moderate the impact of changes in the prime lending rate.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2009.  Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Charles and State of Missouri on the 6th day of November, 2009.

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