Form 10-K
period 2009-12-31
LMI AEROSPACE INC
filed 2010-03-12
CIK 1059562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐Yes ☑No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.☐Yes ☑No

Note—Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                          ☑Yes     ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       ☐Yes      ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
☐Yes                ☑No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2009, was $87,705,628.

There were 11,712,921 shares of common stock outstanding as of March 5, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference portions of the Proxy Statement for the Registrant’s 2010 Annual Meeting.

Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. LMI Aerospace, Inc. (“LMI Aerospace” or the “Company”) makes forward-looking statements in this Annual Report on Form 10-K and in the public documents that are incorporated herein by reference, which represent the Company’s expectations or beliefs about future events and financial performance. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events or results.  Such statements are subject to known and unknown risks, uncertainties and assumptions, including those referred to under “Item 1A. Risk Factors” in this Annual Report on Form 10-K and otherwise described in the Company’s periodic filings and current reports filed with the Securities and Exchange Commission.

All predictions as to future results contain a measure of uncertainty and, accordingly, actual results could differ materially. Among the factors that could cause actual results to differ from those contemplated, projected or implied by the forward-looking statements (the order of which does not necessarily reflect their relative significance) are:

●
the effect of the declining global economy on the financial well-being of Spirit AeroSystems, The Boeing Company, Gulfstream Aerospace Corporation, Aviation Partners Boeing, Vought Aircraft Industries, and Sikorsky Aircraft Corporation, whose orders comprise a majority of the Company’s consolidated revenues;

●	general economic conditions, including the effect of tight credit markets, particularly with respect to the availability of, terms of and access to credit;

●	the effect of terrorism and other factors that adversely affect the commercial travel industry;

●
difficulties with the implementation of the Company’s growth strategy, such as acquisition integration problems and unanticipated costs relating to the Company’s manufacture of new parts for its current customers and new customers;

●	competitive pressures, such as pricing pressures relating to low-cost foreign labor and industry participation commitments made by the Company’s customers to foreign governments;

●	cost overruns that may not be recoverable under fixed priced contracts;

●	changes in the quality, costs and availability of the Company’s raw materials, principally aluminum;

●	the Company’s ability to stay current with technological changes, such as the development of alternative aerospace materials and new engineering software;

●	governmental funding for certain military programs that utilize the Company’s products;

●	asserted and unasserted claims, and in particular, the Company’s ability to successfully negotiate claims relating to cost over-runs of work performed on certain customer contracts;

●	changes in employee relations;

●	environmental matters;

●	changes in accounting principles or new accounting standards; and

●	compliance with laws and regulations.

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

PART I

ITEM 1. BUSINESS

General Overview

LMI Aerospace, Inc. is a leading provider of design engineering services, structural assemblies, kits and components to the aerospace, defense and technology markets.  The Company is comprised of talented and dedicated people committed to providing outstanding service to our customers.  We provide a broad array of manufacturing capabilities and value-added services to the large commercial, corporate, regional and military aircraft markets.  We also provide prototyping and design capabilities to customers to support new product development and in-service aircraft.  LMI Aerospace is a preferred supplier to aircraft original equipment manufacturers (“OEMs”) and Tier 1 aerospace suppliers.  In addition to aerospace products, we produce components and assemblies for laser equipment used by semiconductor equipment manufacturers in the technology industry and ProWall™ engineered reusable containers for commercial, industrial and military applications.

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

Since 2003, LMI Aerospace has expanded into assembling and kitting and opened a distribution center in Savannah, Georgia.  In 2006, we opened a 23,000 square foot manufacturing center in Mexicali, Mexico to support our U.S. operations. This facility has now grown into a facility with over 74,000 square feet of space.

In 2007, LMI Aerospace acquired D3 Technologies, Inc. (“D3”), a premier design and engineering services firm based in San Diego, California.  D3 performs structure and sub-structure design work for manufacturers of commercial, corporate and military aircraft.  D3’s engineers have worked on a range of design and analysis projects including airframe, electro/mechanical and hydraulic/pneumatic systems and have expertise in mechanical, structural and system design; stress and finite element analysis; tool design and engineering; computer numerical control (“CNC”) programming; logistics and program support; and avionics software and hardware development.

In January 2009, we acquired Everett, Washington-based Integrated Technologies, Inc. (“Intec”), a provider of advanced materials testing, manufacturing and design services to the aerospace, defense and transportation industries.  Intec’s primary business is designed to support composite testing, manufacturing and research by analyzing new and existing materials, including organic matrix composites, ceramics, metal matrix composites and metal.  We believe the acquisition of Intec, together with other initiatives, will provide significant composite assembly and component production to allow LMI Aerospace to broaden its customer offerings and to use its skilled workforce in both the Aerostructures and Engineering Services segments to transition to the production of non-metallic products.  See Note 2 of the Notes to Consolidated Financial Statements in Item 8 below.

Our Strategy

Our current strategy focuses on the growth and integration of our legacy engineering and fabrication businesses with the addition of new capabilities and processes to better support our customers’ needs.   For example, we have focused our business development, marketing and acquisition efforts on the development and enhancement of our design-build   and   composite  capabilities.  We believe that design-build offers unique opportunities for the Company to capitalize on the strengths of its legacy engineering and fabrication businesses while the composites business represents a growing market as customers seek to use lower-cost, lighter-weight materials in their products.

We believe that OEMs and Tier 1 aerospace suppliers will continue to outsource the design and manufacturing of components, assemblies and sub-systems to fewer, well capitalized preferred suppliers who are capable of meeting increasing market demands for on-time delivery and quality in a cost effective manner. Accordingly, we continue to focus on remaining well positioned to benefit from these trends by:

•	Uniquely providing integrated solutions to our aerospace customers through creative and value driven engineering and manufacturing processes, effectively managed throughout the product lifecycle.
•
Organic growth and strategic acquisitions and partnerships to achieve the size and breadth of capabilities necessary to win larger and more complex projects while maintaining a debt to equity ratio of less than 1 to 1.

•
Managing our long-term business development strategy so that the legacy engineering and manufacturing segments continue to grow their expertise and sales while supporting growth in design-build projects.

•
Diversifying markets and customers so that the output for each of our market sectors is reasonably balanced and each sector is represented by at least three significant customers, with a mix between U.S. and foreign companies.

•	Further developing a culture that places the highest priority on, above all, serving our external and internal customers.
·	Further developing our project management capabilities quickly so that our customer management expertise becomes the cornerstone of our competitive advantage.
•
Developing low cost country sources, either through ownership or using our supply chain, to complement the engineering and manufacturing capabilities provided by our U.S. offices and production plants, which we believe will enable us to better market to global customers.

•	Redesigning those business processes necessary to effectively execute design-build projects and to prepare for a new ERP installation in 2011 or 2012.
•
Investing in the development of our work force by providing formal education support, skill training to provide flexibility and capability, and leadership training to enable us to reach our growth targets and provide added management depth.

•	Being one integrated company in our dealings with our customers, suppliers and internal partners, with consistent emphasis on integrity, ethical behavior and responsibility to our communities.

We believe these strategic actions will enhance our ability to successfully compete in the future.  Additionally, we have developed strategic initiatives in our Aerostructures and Engineering Services segments with detailed action plans to further solidify the competitive position of each segment.

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

Through our Aerostructures segment, we fabricate, machine, finish, integrate, assemble and kit formed, close tolerance aluminum and specialty alloy components and sheet metal products primarily for large commercial, corporate, regional and military aircraft.  We manufacture more than 30,000 products for integration into a variety of aircraft platforms manufactured by leading OEMs and Tier 1 aerospace suppliers, including Gulfstream Aerospace Corporation, Spirit AeroSystems, Aviation Partners Boeing, Vought Aircraft Industries, Sikorsky Aircraft Corporation, The Boeing Company, and Bombardier, Inc.  We are the sole-source provider, under long-term agreements, for many of the products that we provide.    Our primary aerospace products include:

•	leading edge wing slats and flapskins;
•	winglets and related wing modification kits;
•	fuselage and wing skins;
•	helicopter cabin and aft section components and assemblies;
•	wing panels;
•	door components, assemblies and floorbeams;
•	thrust reversers and engine nacelles/cowlings;
•	cockpit window frames and landing light lens assemblies;
•	detail interior components;
•	structural sheet metal and extruded components;
•	auxiliary power units;
•	tailcone assemblies;
•	housings and assemblies for gun turrets; and
•	various components and assemblies.

We also offer our customers value-added services related to the design, production, assembly and distribution of aerospace components and deliver kits of products directly to customer points of use. We believe these value-added services strengthen our position as a preferred supplier by improving overall production efficiencies and value for our customers. These services include:

•	fabrication;
•	machining;
•	finishing;
•	assembly;
•	kitting; and
•	distribution.

With the addition of Intec, we are now able to provide state-of-the-art manufacture, design and testing of composites, metal matrices and other advanced metals.  Intec’s collaborative testing, machining and fabrication processes reduce costs, reduce cycle time and guarantee customers the highest quality and value in repeatable production parts.

Our Engineering Services segment, operated by D3, provides a complete range of design, engineering and program management services, supporting aircraft lifecycles from conceptual design, analysis and certification through production support, fleet support and service life extensions via a complete turnkey engineering solution, including:

•	structural design and analysis;
•	systems design and integration;
•	tool design and fabrication;

•	certification planning and support;
•	logistics and fleet maintainability;
•	complex program management support; and
•	avionics and tactical software development.

Our team of engineers has extensive experience across multiple disciplines, enabling us to creatively address the needs of our customers throughout the life-cycle of our customers’ programs.  We have the ability to work with OEM customers to launch new programs by assisting with preliminary and conceptual design, certification planning support, risk mitigation and producibility trade studies, and the development of high level program schedules and resource planning. Working with our customer in this early stage better positions us to provide tooling design support in the fabrication stage as well as modifications and upgrades throughout the platform’s life-cycle.

Design-build projects require close collaboration from conception through production.  Our consolidated team is committed to a high level of customer service and works together to ensure each project progresses smoothly through the design-to-production process.

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

Customers and Products & Services

Customers

Our principal customers are primarily leading OEMs and Tier 1 suppliers in the corporate, regional, large commercial and military aircraft markets of the aerospace industry.   Through December 31, 2009, direct sales to our top four customers (Spirit AeroSystems, The Boeing Company, Gulfstream Aerospace Corporation and Aviation Partners Boeing) accounted for a total of approximately 62% of our sales.  The loss of, or substantial reduction of orders from, any of these customers could materially affect our sales and profitability.  See “Item 1A. Risk Factors – Risks Related to Our Business – Sales to a limited number of customers represent a significant portion of our revenues and our long-term agreements with these customers are generally terminable upon written notice” and Management’s Discussion and Analysis of Financial Condition – Results of Operations – Year ended December 31, 2009 compared to year ended December 31, 2008 – Aerostructures Segment in Item 7 below and Note 14 of the Notes to Consolidated Financial Statements in Item 8 below.

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

Products & Services

Our Aerostructures segment fabricates, machines, finishes, integrates, assembles and kits formed, close tolerance aluminum and specialty alloy components and higher level assemblies for use by the aerospace, defense and technology industries. Substantially all of our components and assemblies are based on designs and specifications prepared and furnished by our customers.  Our Engineering Services segment provides a complete range of engineering design, analysis, certification and program management services for the aerospace industry.  Our Aerostructures and Engineering Services segments have combined their experience and expertise to form a unified team that can provide customers with fully integrated, seamless, innovative and strategic design-build solutions.  Because we manufacture thousands of components and provide design services on various programs, no one component or service program accounts for a significant portion of our sales. The following table describes some of the principal products we manufacture and the structural design services we provide as well as the models into which they are integrated, if applicable:

Product & Services	Models
Aerostructures Segment
Leading edge assemblies, wing slats and flapskins/components
-Gulfstream Aerospace Corporation: G-450, G-550, G-650
-The Boeing Company: 737, 777, 787
-Bombardier, Inc.: Learjet 45 & 60, Challenger 604/605 Dash 8, CRJ 200/700/900/1000
-Cessna: Citation X
-Spirit AeroSystems: G-250, G-650

Winglets, wing modification kits	-The Boeing Company: 737, 757 -Aviation Partners Boeing: 767
Detail interior components	-Gulfstream Aerospace Corporation: G-350, G-450, G-550 -The Boeing Company: 727, 737, 747, 767, 777 -Lockheed Martin Aeronautics Company: C-130
Helicopter cabin components and assemblies	-Sikorsky Aircraft: UH-60 Black Hawk
Helicopter aft section components and assemblies	-Sikorsky Aircraft: UH-60 Black Hawk
Wing panels	-The Boeing Company: 747 -Bombardier, Inc.: CRJ 200/700/900
Door components, assemblies and floorbeams	-Gulfstream Aerospace Corporation: G-450 -The Boeing Company: 737, 747 -Bombardier, Inc.: Challenger 604 -Lockheed Martin Aeronautics Company: F-16 -Fighting Falcon: C-130 Hercules

Tailcone assemblies	-Mitsubishi Aircraft Corporation: Regional Jet (MRJ)
Thrust reversers and engine nacelles/cowlings	-Gulfstream Aerospace Corporation: G-450, G-650 -Boeing Commercial: 737, 747, 777 -Boeing Defense: B-52 Buffalo

Cockpit window frames and landing light lens assembly
-Gulfstream Aerospace Corporation: G-350, G-450
-The Boeing Company: 737, 747, 767, 777, MD-80, KC-10
-Bombardier, Inc.: Learjet 45 & 60, Challenger 300
-Lockheed Martin Aeronautics Company: F-16 Fighting Falcon
-Cessna: Citation III, VII and Excel

Fuselage and wing skin
-Gulfstream Aerospace Corporation: G-350, G-450, G-550, G-650
-The Boeing Company: 737, 747, 767, 777, 787
-Bombardier, Inc.: Learjet 45 & 60, Dash-8, CRJ 200/700/900
-Lockheed Martin Aeronautics Company: F-16 Fighting Falcon, C-130 Hercules
-Cessna: Citation III

Structural sheet metal and extruded components
-Gulfstream Aerospace Corporation: G-350, G-450, G-550, G-650
-Boeing Commercial: 737, 747, 767, 777
-Boeing Defense: F-15 Eagle, F/A-18 Hornet, C-17 Globemaster
-Bombardier, Inc.: CRJ 200/700/900
-Lockheed Martin Aeronautics Company: F-16 Fighting Falcon, C-130 Hercules
-Spirit AeroSystems: 737, 777

Auxiliary power unit components	-Gulfstream Aerospace Corporation: G-550 -The Boeing Company: V-22 Osprey
Fans, heat exchangers and various assemblies	-Cymer: ELS 7000, ELS 6010 and XLA 100
Housings and assemblies for gun turrets	-The Boeing Company: AH-64 Apache -Alliant Techsystems, Inc.: AH-64 Apache
Various components and assemblies	-Gulfstream Aerospace Corporation: G-550
ProWall™ engineered containers	-California Industrial Facilities, Inc., Atlas Van Line, United Van Line

Engineering Services Segment
Structural design and analysis
• Wing/wingbox, fixed and moveable LE/TE, fuselage, empennage, tail cone design
-Boeing Commercial: 767, 777, 747-8, 787-8/-9
-Spirit AeroSystems: Boeing 747-8, 787-8, Gulfstream G-250, G-650, Cessna Citation Columbus
-Vought Aircraft Industries: Boeing 787-8
-Lockheed Martin Aeronautics Company: JSF F-35
-Bombardier, Inc.: Learjet L-85
-Mitsubishi Aircraft Corporation: Regional Jet (MRJ)

• Winglet/wing mod design	-Aviation Partners Boeing: 757, 767 -Spirit AeroSystems: Gulfstream G-250, G-650

• Nacelle, engine cowl, thrust reverser design	-NORDAM: PD427 Fan Cowl (Hawker 4000)
• Weight improvement engineering	-Boeing Commercial: 747-8, 787-8 -Spirit AeroSystems: Boeing 787-8, Gulfstream G-250, G-650 -Vought Aircraft Industries: Boeing 787-8
· Helicopter fuselage, cockpit, cabin frames, skins, longerons, beams	-Spirit AeroSystems: CH53K
• Aircraft modification engineering	-Boeing Commercial: 747-LCF, 777-F -Boeing Defense: F/A-18A/B/C/D Hornet, F/A-18E/F Super Hornet, EA-18G Growler -Lockheed Martin Aeronautics Company: P3
Systems design and integration	-Boeing Commercial: 747-8, 787
Tool design and fabrication	-Boeing Commercial: 777, 747-8, 787 -Boeing Defense: MMA -Spirit AeroSystems: Boeing 747-8 -Vought Aircraft Industries: 787, 747-8, C-17
Aviation training system	-Northrop Grumman: C-2A Greyhound, E-2C Hawkeye, E-2D Advanced Hawkeye
Aviation maintenance engineering
-USS Nimitz (CVN-68), USS Abraham Lincoln (CVN 72),  USS George Washington (CVN 73), USS John C Stennis (CVN-74)
-Naval Air Station: Lemoore, CA, Oceana, VA, and Atsugi, Japan
-Marine Corps Air Station: Cherry Point, NC, Beaufort, SC, and Iwakuni, Japan

Aviation system software engineering
-Northrop Grumman: Fire Scout, Sea Scout
-Sikorsky Aircraft: SH-60 Sea Hawk, HH-60 Jay Hawk,  MH-60 Black Hawk
-Space and Naval Warfare Systems Center (Pacific)
-Naval Air Station: Key West, FL, Jacksonville, FL

Manufacturing Process

Fabrication

We deliver a broad range of fabrication capabilities ranging from a single-piece component to complex, multiple-quantity orders. Our abilities include coordinate measuring machine (“CMM”) inspection, tooling and engineering.  We can bend, stretch, draw and stamp a myriad of materials, including aluminum alloys, stainless steel, titanium and other metals.  We organize our manufacturing facilities by value streams for a particular manufacturing process. Depending on the component, we utilize either a forming process or a machining process. Each value stream is staffed by a team of operators who are supported by a supervisor, lead operators and quality inspectors. Throughout each stage of the manufacturing and finishing processes, we collect, maintain and evaluate data, including customer design inputs, process scheduling, material inventory, labor, inspection results and completion and delivery dates. Our information systems employ this data to provide accurate pricing and scheduling information to our customers as well as to establish production standards used to measure internal performance.

We use several different processes in manufacturing components, including:

•	fluid cell press;
•	sheet metal and extrusion stretch;
•	skin stretch;
•	stretch draw;
•	hot joggle;
•	machining and turning;
•	CNC brake forming and turret punch;
•	roll forming; and
•	drop hammer.

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

Machining

Our machining capabilities range from simple 2-axis to high-speed 5-axis milling.  State-of-the-art machining, CNC programming tools and highly trained operators assure that the machined products that we deliver meet specifications and exceed expectations. We produce components using close-tolerance machining methods. These methods involve the machining of various metals, such as stainless steel, aluminum, monel, kevlar and numerous varieties of steel and castings. We have the capability of machining steel and castings in both heat-treated and non-heat-treated conditions. The parts we manufacture using these close-tolerance machining methods are typically small to medium sized parts.

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

Value-Added Services

In addition to the products we sell, each segment offers various value-added services that are intended to result in both cost and time savings. These services include:

•	finishing;
•	assembly;
•	kitting;
•	distribution;
•	composite testing;
•	engineered tool design, fabrication and repair; and
•	prototyping and manufacturing producibility design.

Finishing

Our finishing plant is located in Tulsa, Oklahoma, and offers chemical milling, processing, painting and polishing functionalities.  We deliver finished projects that meet or exceed standards of our commercial, corporate and regional and military aircraft customers.  We have received quality approvals from most major aircraft manufacturers in the United States and Canada.

Assembly

We are an industry leader in the assembly of multiple-detail components into large sub-assemblies or finished-assemblies.  We apply this critical manufacturing step to a range of products in the commercial and corporate and regional aircraft markets, as well as military aviation, for both fixed-wing and rotor craft.  Customers who receive our assemblies include The Boeing Company, Sikorsky Aircraft Corporation, Gulfstream Aerospace Corporation, Vought Aircraft Industries and Spirit AeroSystems.

Kitting

In support of our customers’ lean and best practice initiatives, we offer kitting services to help streamline the flow of components to their assembly lines. Our distribution facilities in Savannah, Georgia and Tulsa, Oklahoma are designed to kit manufactured components and deliver to customer points of use in a just-in-time manner. These locations also serve as warehousing and detail storage facilities where finished goods may be stored and kitted to customer specification upon demand.

Distribution

We deliver value-added service to our customers through our distribution centers located in Tulsa, Oklahoma and Savannah, Georgia.  These facilities are designed with high-density storage and narrow-aisle parts retrieval systems that support storage and direct shipping of products to our customers’ points of use.  This warehousing and just-in-time delivery supports and conforms to our customers’ lean manufacturing processes.

Composite Testing

Our composites testing organization provides material characterization and certification services for both basic materials as well as structural elements.  We utilize an industry leading technical staff to support customers like The Boeing Company, Lockheed Martin, and others with FAA certification programs, dynamic testing for full-scale fighter wings, development of material allowables, completion of Quality Assurance testing and other testing services utilizing state-of-the-art NADCAP accredited (SAE 7101, ISO 17052) facilities.

Engineering Tool Design, Fabrication, and Repair

Our tooling organization provides tooling design, fabrication and repair services for a wide range of projects from components, small assembly and drill jigs to determinant assembly tooling and planning.  We maintain an Approved Supplier List for our tooling projects. These suppliers have been audited and approved by our Quality Department and meet quality standards for delivery.

Prototyping and manufacturing producibility design

We provide prototyping and manufacturing producibility services to commercial, corporate and regional and military aircraft customers.  These services include manufacturing and inspection planning as well as producibility assessments and prototype support.

Backlog

As a service provider, our Engineering Services segment does not utilize backlog to monitor its operations.  Our Aerostructures segment’s backlog is displayed in the following table:

	As of December 31, ($ in millions)
	2009	2008
Total	$218.7	$250.3
Portion deliverable within 12 months	$141.2	$184.0

Our customers often modify purchase orders to accelerate or delay delivery dates. The level of unfilled orders at any given time during the year will be materially affected by our customers’ provisioning policies, the timing of our receipt of orders and the speed with which those orders are filled. Moreover, sales during any period may include sales that are not part of the backlog at the end of the prior period.  See “Item 1A. Risk Factors  – Risks Related to Our Business – We may not realize all of the sales expected from our existing backlog.”

Raw Materials and Procurement Practices

We manufacture the majority of our components from aerospace quality aluminum sheet metal and extrusion. We also use steel, titanium, inconel, monel and other metals to support the balance of our components.  We purchase the majority of these materials through a contract we have negotiated with a producer of aluminum products as well as contracts that certain of our customers have negotiated with distributors. These contracts are designed to provide an adequate supply of material at predictable pricing levels. If supply is not available or we need a product that is not covered under these agreements, we use a variety of mills and distributors to support our needs. We believe that currently there are adequate alternative sources of supply. During 2009, we purchased approximately 57% of the raw materials used in production from three suppliers.

In line with our customers’ demands for more sophisticated and complex products, we have focused our attention on operational execution of an unprecedented number of assembled products.  As a result, we have experienced a greater use of third party suppliers for strategic components.  To meet this challenge, we established a management procurement process designed to develop strategic relationships with key suppliers and to manage the supply chain to ensure the timely delivery of quality components.  During 2009, we purchased approximately 46% of the procured parts used in assembled products from three suppliers.

Quality Assurance and Control

Our Aerospace Quality Systems, which apply to both of our segments, are continuously reviewed and updated to comply with the current requirements of ISO9001, AS9100 and Nadcap (National Aerospace and Defense Contractors Accreditation Program) special processes quality requirements. The continuous review and updating of our processes have allowed our fabrication facilities with third party ISO9001/AS9100 registrations to maintain those certifications for 2010 and beyond.

Our quality systems include the quality review of work order masters and outside purchase orders to ensure that the flow-down of our customers’ requirements is being addressed both internally and externally. The quality review of the work order master also ensures that the necessary inspection operations are properly located within the work order to verify and control the outcome of the fabrication processes. We use an ongoing employee training program and lean manufacturing techniques to assist employees in becoming familiar with any changes in our procedures or special customer requirements. We use an internal auditing program for each of the facilities to ensure that the training is effective and to ensure ongoing compliance to industry and customer required standards. The internal auditing is provided by a combination of quality engineer/auditors located in some of our facilities and corporate quality engineer/auditors traveling to our individual facilities from our headquarters to perform internal audits. In addition, we utilize a first part buy-off at each operation during the fabrication process as well as a 100% final inspection of parts to verify their compliance with the customers’ configuration requirements.

We use the AS9102 Rev A standard and forms to perform First Article Inspections. Our Corporate Quality Group maintains our Approved Supplier List (“ASL”) for all facilities. This process includes reviewing surveys, performing on-site audits and constant monitoring of customer ASLs to verify that suppliers are maintaining their customers’ direct approvals.

The deployment of our Quality Systems and the venue for best practice sharing is accomplished through a Quality Council composed of management from the Quality Departments across the enterprise.  The process ensures efficient implementation of customer and industry requirements, as well as increased visibility for changes to the Quality System, both from internal and external influences.

Our Engineering Services segment’s monthly management review meetings are performed with the segment’s executive level team, analyzing internal processes and performance to ensure that we meet customer expectations with positive measurable results. Suppliers of our Engineering Services segment are approved through our supplier rating system and are maintained in our ASL database. Fabrication suppliers of our Engineering Services segment are reviewed on a continual basis with documented quality performance reviews and quality deliverable reviews. Certification documentation is reviewed through preliminary design reviews and critical design reviews by our engineering department and is routed through our internal quality design verification group for verification and validation of data. Engineering Services sites are required to go through a quality assurance internal audit program every year to ensure the effectiveness of our quality management system structure. Final audit reports are reviewed by the segment’s executive level team, site director and internal audit team to assess required process improvements.

This attention to quality system and business processes, as well as our certifications, have allowed us to remain an approved supplier for many of the leading OEMs and Tier 1 suppliers such as Gulfstream Aerospace Corporation, The Boeing Company, Bombardier, Inc., Sikorsky Aircraft Corporation, Spirit AeroSystems, Lockheed Martin Aeronautics, Cessna, Raytheon Company, Goodrich and others.

Sales and Marketing

Our Marketing and Business Development team targets four market sectors: corporate and regional aircraft, large commercial aircraft, military aircraft and non-aerospace. At each of our facilities, customer service representatives establish and maintain a business relationship between customers and our production and fabrication business units with a focus on customer satisfaction.

Awards of new work for the Aerostructures segment are generally processed by a Request for Quotation (“RFQ”).  Upon receipt, the RFQ is reviewed by a team consisting of Marketing and Business Development, operations, Advanced Programs, estimating, supply chain, engineering, fabrication plant management and other personnel, as required.  A bid decision is made if the team determines that the project fits our strategic goals and is within our manufacturing and supply chain management capabilities and a Proposal Response is developed.  The majority of new programs are awarded on a competitive bid basis.  If engineering is evolving and the effort spans multiple fabrication plants, a Project Manager and support team are assigned.  The projects team will coordinate customer requirements, schedules and manufacturing approach across the operations organization.  On selected projects, the Aerostructures Program Management Office (“PMO”) provides performance data and metrics to the Project Manager.  PMO also coordinates with the project team on a regular basis for changes to be communicated with the customer.  There are multiple levels of communication with our customers that include the Program Manager (primarily for on-going efforts), the Project Manager, PMO (for development efforts) and corporate/plant engineering for clarification of requirements and resolution of issues.

The Marketing and Business Development (“M&BD”) team also serves as the main focal point for sales and marketing activities relating to the engineering services and design-build programs, working in conjunction with the Program Managers, the Director of Advanced Programs, and other Company personnel to ensure seamless customer service and integrated responses to customer inquiries.  This team’s main areas of responsibility include establishing and maintaining ongoing business relationships with our engineering services customer base, managing responses to all proposal activity for design-build programs within the Engineering Services segment and in some cases for larger build-only programs that involve a significant level of cross-functional coordination of the customer response.

Awards of new work for the Engineering Services segment and for design-build programs generally begin with a customer inquiry in the form of a Request for Proposal (“RFP”) or similar vehicle. Upon receipt, the opportunity is logged and a cross-functional bid/no-bid decision is facilitated by the M&BD team to assure alignment with Company strategy, capability and capacity.  In the event of a bid decision, the proposal response is developed and managed within the M&BD team with assistance from a proposal team consisting of representatives from operations, Program Management, quality engineering, tooling, estimating and other disciplines as required.  The M&BD team also facilitates the cross-functional execution of our business strategy as it pertains to marketing and business development.

The Aerostructures General Managers, Directors of Engineering Operations, members of the PMO and the organizations they oversee directly engage with existing customers and programs. All internal organizations work together to maintain and expand new and existing customer relationships.

Competition

Our competitors in the aerospace industry consist of a large fragmented group of companies, including certain business units or affiliates of our customers. However, we are unaware of any single company in the aerospace industry that competes in all of our business lines. We believe competition within the aerospace industry will increase substantially as a result of industry consolidation, trends favoring greater outsourcing of components and design engineering, the reduction of the number of preferred suppliers and increased capabilities of foreign sources.  In all of our industries, some of our competitors, including business units affiliated with our customers, have substantially greater financial, production and other resources than we have.

We believe participants in the aerospace industry compete primarily with respect to delivery, price and quality.  We also believe that foreign aerospace manufacturers and engineering service providers are becoming an increasing source of competition, due largely to foreign manufacturers’ access to low-cost labor. Within the aerospace industry, the prevalence of industry participation commitments, pursuant to which domestic OEMs agree to award production work to foreign manufacturers in order to obtain work orders from that country, is also driving this trend. See “Item 1A. Risk Factors – Risks Related to Our Industry – We may not be able to maintain or improve our competitive position because of the intense competition in the markets we serve.”

Governmental Regulations and Environmental Compliance

Our operations are subject to extensive and frequently changing federal, state and local laws and substantial regulation by government agencies, including the United States Environmental Protection Agency, the United States Occupational Safety and Health Administration, the Federal Aviation Administration and the Department of Defense. Among other matters, these agencies impose requirements that:

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

In addition, we may become liable for the costs of removal or remediation of hazardous substances released on or in our facilities without regard to whether we knew of, or caused, the release of such substances.  Furthermore, we are subject to U.S. Export Regulations, including but not limited to the Arms Export Control Act (“AECA”) and the associated International Traffic in Arms Regulations (“ITAR”), as well as other federal regulations promulgated by various departments within the U.S. government.  See "Item 1A - Risk Factors - Risks Related to Our Industry - Compliance with and changes in environmental, health and safety laws and other laws that regulate the operation of our business and industry standards could increase the cost of production and expose us to regulatory claims."

We believe that we are currently in material compliance with applicable laws and regulations, and we are not aware of any material environmental violations at any of our current or former facilities. There can be no assurance, however, that our prior activities did not create a material environmental situation for which we could be responsible or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations or an increase in the amount of hazardous substances generated or used by our operations) will not result in any material environmental liability to us or result in a material adverse effect to our financial condition or results of operations.

Employees

As of December 31, 2009, we had approximately 1,240 permanent employees, of whom 11 served in executive positions, approximately 305 were engineers and engineering-related personnel, 155 served in administrative positions and 770 were engaged in manufacturing operations. In addition, we also used the services of approximately 26 temporary employees. None of our employees are subject to a collective bargaining agreement, and we have not experienced any material business interruption as a result of labor disputes since our inception. We believe we have an excellent relationship with our employees.

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

Seasonality

We do not generally experience any seasonality in the demand for our products.  However, profitability of our Engineering Services segment could be impacted by reduced billable hours in the fourth quarter due to a concentration of holidays and vacation days.

Foreign Operations

The Company has a manufacturing facility in Mexico.  The Company did not have any sales to a foreign country greater than 5% of its total sales in 2009, 2008 and 2007, respectively.  The amounts of profitability and identifiable assets attributable to foreign sales activity are not material when compared with revenue, profitability and identifiable assets attributed to United States domestic operations during 2009, 2008 and 2007. The Company is not subject to any significant foreign currency risks since all sales are made in United States dollars.  See “Item 1A - Risk Factors – Risks Related to Our Business – Risks associated with foreign operations could adversely impact the Company.”

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

Risks Related to Our Business

Our future success will depend, to a significant extent, on our ability to engineer and produce new and more sophisticated products to meet the needs of our customers.

We believe that the commercial aircraft, military and other markets in which we operate are changing toward more sophisticated manufacturing and system-integration techniques and capabilities using composite as well as metal materials.  Accordingly, our future success depends to a significant extent on our ability to acquire and/or develop such sophisticated techniques and capabilities to meet the needs of our customers and to bring those products to market quickly and at cost-effective prices.  See “Item 1.  Business – Our Strategy.”

Our long-term success and growth strategy depend on our senior management and our ability to attract and retain qualified personnel.

We have written employment agreements with certain of our senior management that expire on January 1, 2011. We also maintain key man life insurance policies on the lives of certain members of senior management. The loss of service of one or more of our senior management personnel, however, could result in a loss of leadership and an inability to successfully pursue our long-term success and growth strategy.

Because of the highly specialized and complex nature of our business, our success and future growth also depends on management’s ability to attract, hire, train, integrate and retain skilled personnel in all areas of our business. Competition for such personnel is intense, and our inability to adequately staff our operations with skilled personnel could render us less efficient and decrease our rate of production. For example, our Engineering Services segment competes in a highly competitive market to attract and retain highly qualified and well-trained engineers. Such a competitive market could put upward pressure on labor costs for engineering talent. Although we have historically been able to pass through increases in engineering labor costs to our customers, there can be no assurance that we will be able to do so in the future.

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

As we pursue our long-term growth strategy, we will be providing to our customers increasingly sophisticated components, value-added services and design-build programs. In addition, many OEMs are moving toward developing strategic partnerships with their larger suppliers, which are providing purchasing, warehousing and assembly services. The increased complexity of our products, the expected increased outsourcing of non-core activities and the value-added services we are providing to our customers require us to maintain and manage an effective supply chain to assure timely delivery to us of quality components needed to meet our delivery schedules. Failure to continue to develop this capability and to procure from our suppliers quality components on a timely basis could decrease customer satisfaction, and thus our competitiveness, and could also result in lost revenue due to contractual penalties or lost sales.

Access to funding through the capital markets is essential to the execution of our business plan and, if we are unable to maintain such access, we could experience a material adverse effect on our business and financial results.

Our ability to invest in our businesses, fund our operations and contractual commitments, make strategic acquisitions and refinance maturing debt obligations requires access to the capital markets and sufficient bank credit lines to support short-term borrowings.  The current economic environment has resulted in tightened credit markets, making borrowing more difficult.  If we are unable to continue to access the capital markets as a result of, for example, disruption or declines in the capital markets and/or a decline in our financial performance or outlook or credit ratings, we could experience a material adverse effect on our business and financial results.

Sales to a limited number of customers represent a significant portion of our revenues and our long-term agreements with these customers are generally terminable upon written notice.

As of December 31, 2009, 62% of our aggregate sales were dependent upon relationships with four major customers: Spirit AeroSystems, The Boeing Company, Gulfstream Aerospace Corporation and Aviation Partners Boeing. Although a majority of our sales, including sales to these customers, are made pursuant to long-term agreements, these agreements are generally terminable upon written notice by the customer and typically do not require the customer to purchase any specific quantity of products. As a result, our sales under these agreements may not continue for the full term of the agreements or be consistent with historical sales levels. Additionally, the loss of any one of these customers, or a significant reduction in the amount of orders received from any one of these customers, could cause a significant decrease in our net sales and profitability. We anticipate that a small number of large customers will continue to represent a significant portion of our sales for the foreseeable future. See “Item 1. Business –  Customers and Products & Services – Customers.”

We may experience cost over-runs related to orders for new products and changes to existing products, and we may be unable to recoup the resulting increased costs.

We generally sell our components, kits and assemblies under multi-year firm agreements on a fixed-price basis, regardless of our production costs. As a result, factors such as inaccurate pricing, manufacturing inefficiencies, start-up costs and increases in the cost of labor, materials or overhead may result in cost over-runs and losses on those agreements. We may not succeed in obtaining the agreement of a customer to reprice a particular product, and we may not be able to recoup previous losses resulting from such issues as incomplete or inaccurate engineering data or out-of-tolerance tooling.

Our Engineering Services segment generally provides its services under time and material arrangements.  However, our strategic initiative to provide design-build capabilities may result in development programs that result in fixed-price arrangements. Fixed-price development work inherently has more uncertainty than work pursuant to production contracts and, therefore, more variability in the estimates of the cost to complete such work.  Development programs have very complex designs, and as technical or quality issues arise, we may experience schedule delays and higher costs to complete.  Management uses its best judgment to estimate the cost to perform the work and the price we will eventually be paid.  While we believe the cost and price estimates incorporated in the financial statements are appropriate, future events could result in either upward or downward adjustments to those estimates.

The Company’s failure to meet quality or delivery expectations of customers could adversely affect our business and financial results.

The Company’s customers have increased, and are expected to increase in the future, their expectations with respect to the on-time delivery and quality of the Company’s products. In some cases, the Company does not presently satisfy these customer expectations. If the Company fails to meet the quality or delivery expectations of its customers, this failure could lead to the loss of one or more significant customers of the Company.

Demand for our defense-related products depends upon government spending.

A material portion of our sales (27.2% in 2009) is derived from the military market. The military market is largely dependent upon government budgets, particularly the U.S. defense budget. The funding of government programs is subject to Congressional appropriation. Although multi-year contracts may be authorized in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may be expected to continue for several years. Consequently, programs, including those that require our components, may be only partially funded or may never enter full-scale production as expected. As a result, future U.S. defense spending may not be allocated to programs that would benefit our business or at levels that we had anticipated. A decrease in levels of defense spending or the government’s termination of, or failure to fully fund, one or more of the contracts for the programs in which we participate would adversely impact our revenues and cash flow.

Most U.S. government contracts for which we subcontract can be terminated by the U.S. government either for its convenience or if the prime contractor defaults by failing to perform under the contract. In addition, the prime contractor typically has the right to terminate our subcontract for its convenience or if we default by failing to perform under the subcontract. Termination for convenience provisions generally permit us to recover only our costs incurred or committed, settlement expenses and reasonable profit, which may be different from what we bid or our historical profit rates, on the work completed prior to termination. Termination for default provisions generally provide for the subcontractor to be liable for excess costs incurred by the prime contractor in procuring undelivered items from another source.

We may not realize all of the sales expected from our existing backlog.

As of December 31, 2009, we had approximately $219 million of order backlog. We consider backlog to be firm customer orders for future delivery. From time to time, our OEM customers provide projections of components and assemblies that they anticipate purchasing in the future under new and existing programs. These projections are not included in our backlog unless we have received a firm purchase order or order commitment from our customers. Our customers may have the right, under certain circumstances and with certain penalties or consequences, to terminate, reduce or defer firm orders that we have in backlog. If our customers terminate, reduce or defer firm orders, we may be protected from certain costs and losses, but our sales will nevertheless be adversely affected.

Given the nature of our industry and customers, there is always a risk that orders may be cancelled or rescheduled due to fluctuations in our customers’ business needs, purchasing budgets or inventory management practices. Moreover, our realization of sales from new and existing programs is inherently subject to a number of important risks and uncertainties, including the possibility that our customers will not launch programs on time, or at all, and the number of units that our customers will actually produce may change or the timing of production may be altered. Also, until firm orders are pledged, our customers generally have the right to discontinue a program or replace us with another supplier at any time without penalty. Our failure to realize sales from new and existing programs would adversely impact our net sales, results of operations and cash flow.

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

We may be exposed to possible claims of personal injury, death, grounding costs, property damage or other liabilities that result from the failure or malfunction of component or assembly fabricated or designed by us. We currently have in place policies for products liability and premises insurance, which we believe provide adequate coverage in amounts and on terms that are generally consistent with industry practice. Nevertheless, to the extent a claim is made against us that is not covered in whole or in part by our current insurance, we may be subject to a material loss. Moreover, any claims that are covered by our policies would likely cause our premiums to increase, and we might not be able to maintain adequate insurance coverage levels in the future.

Risks associated with foreign operations could adversely impact the Company.

The Company operates a facility in Mexico. Doing business in foreign countries is subject to various risks, including political instability, local economic conditions, foreign government regulatory requirements, trade tariffs and the potentially limited availability of skilled labor in proximity to the Company’s facilities.  The Company has been operating its Mexican facility through a shelter arrangement under a contractual arrangement with a Mexican company. If the Company is unable to renew this arrangement in future years on terms satisfactory to it, the Company may incur increased labor costs and/or experience a disruption in its operations in Mexico.

Our facilities are located in regions that are affected by natural disasters.

Several of our facilities are located in regions that have a higher than average risk of earthquake activity, and one of our facilities has experienced damage due to floods. Although we maintain earthquake and flood loss insurance where necessary, an earthquake, flood or other natural disaster could disrupt our business, result in significant recovery costs and cause our productivity and profits to decrease.

We may be required to record material impairment charges for goodwill and other intangible assets, which would reduce our net income and earnings per share.

Current accounting standards require a periodic review of goodwill and other intangible assets for impairment in value if circumstances indicate that the carrying amount will not be recoverable.  In assessing the recoverability of our goodwill and other intangible assets, management is required to make certain critical estimates and assumptions, particularly as to manufacturing efficiency, the achievement of reductions in operating costs, and increased sales and backlog. If any of these or other estimates and assumptions are not realized in the future, we may be required to record impairment charges for goodwill and other intangible assets, which charges would reduce net income and earnings per share.

Risks associated with acquisitions could result in increased costs and production inefficiencies.

A key element of our growth strategy continues to be expansion of our business through the acquisition of complementary businesses involved in the aerospace industry and strategic acquisitions that will provide us with access to new industries, product lines and technology. Our ability to expand by acquisition is dependent upon, and may be limited by, the availability of suitable acquisition candidates, our capital resources and available credit which is currently less certain. Acquisition risks include:

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

Newer military aircraft, such as the Lockheed Martin F-35 Series, and newer aircraft designs for large commercial aircraft, such as the Boeing 787, include more composite and other non-metal components than previous models. Additionally, redesigns of existing platforms could include greater amounts of non-metal components. Although we are in the process of developing and seeking acquisitions of non-metallic production capabilities, we currently do not have significant capability to produce non-metal components. If we are unsuccessful in developing or acquiring such production expertise, the trend toward the use of non-metal components could limit our opportunities for new work, cause the loss of certain existing work and increase the competitive environment with other suppliers of metal components.

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

If our directors and executive officers choose to act together, they will exercise effective voting control over matters requiring approval by our shareholders.

As of December 31, 2009, our directors and executive officers beneficially owned approximately 25% of our common stock. As a result, these shareholders, acting together, would be able to exert significant influence on all matters requiring approval by our shareholders, including the election of our directors and, to a lesser extent, any merger, sale of assets or other change of control transaction.

We may sell more shares of common stock which could result in dilution and cause the stock price of our common stock to decline.

Our business plan anticipates the need for new capital to support the continued development of our design-build program and other more sophisticated product offerings through internal investment or acquisition.  We may raise new capital through debt (including debt securities and/or bank borrowings), the issuance of additional shares of our common stock or securities convertible into or exchangeable for shares of our common stock.  Should we chose to raise capital by issuing or selling shares of our common stock (or securities convertible into or exchangeable for shares of common stock) for any reason, such issuance could have a dilutive effect on the holders of our common stock and/or a material negative impact on the market price of our common stock.

OEMs in the aerospace industry have significant pricing leverage over suppliers such as the Company, and may be able to achieve price reductions over time, which could adversely impact our profitability.

There is substantial and continuing pressure from OEMs in the aerospace industry on suppliers such as the Company to reduce prices for products and services.  Such pricing pressure has intensified over the last 12 months due to excess capacity in the industry and the availablity of competitive pricing from businesses in low-cost labor areas.  If we are required to provide price reductions to our customers and are unable to offset these effects through operating cost reductions and other methods, our gross margins, profitability and cash flows could be reduced.

Risks Related to Our Industry

We are subject to the cyclical nature of the aerospace industry, and any future downturn in the aerospace industry or general economic conditions could cause our sales and operating income to decrease.

We derive approximately 97% of our revenue from the sale of services and components for the aerospace industry. Consequently, our business is directly affected by certain characteristics of and trends in the aerospace industry or general economic conditions that affect our customers, such as:

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

Acts of sabotage or terrorism or adverse results to the United States or its military conflicts, such as the current conflicts in Iraq and Afghanistan, would likely have an adverse impact on the large commercial, corporate and regional aircraft industries, which could lead to reduced demand for our products and services. Prior industry downturns caused by such acts or results have negatively affected our Aerostructures segment’s sales, gross margin, net income and cash flow.

We may not be able to maintain or improve our competitive position because of the intense competition in the markets we serve.

Our competitors in the aerospace industry consist of a large fragmented group of companies, including certain business units or affiliates of our customers. We believe that competition within the aerospace industry will increase substantially as a result of industry consolidation, trends favoring greater outsourcing of components and a decrease in the number of preferred suppliers. We also believe foreign aerospace manufacturers and engineering service providers and foreign divisions of domestic aerospace businesses will become an increasing source of competition, due largely to these businesses’ access to low-cost labor and the increased prevalence of industry participation commitments, pursuant to which domestic OEMs agree to award production work to manufacturers from a foreign country in order to obtain orders from that country. Some of our competitors have substantially greater financial, production and other resources than we have. These competitors may have:

•	the ability to adapt more quickly to changes in customer requirements and industry conditions or trends;

•	greater access to capital;

•	stronger relationships with customers and suppliers; and

•	greater name recognition.

Decreases in the availability or increases in the cost of our raw materials would increase our operating costs.

Most of our components are manufactured from aluminum products. From time to time, we, and the aerospace components industry as a whole, have experienced shortages in the availability of aerospace quality aluminum. In addition, we utilize certain materials in the manufacture of our non-aerospace products that, in some cases, may be provided by a limited number of suppliers. Raw material shortages could limit our ability to meet our production needs and adversely affect our ability to deliver products to our customers on a timely basis. Also, raw material shortages and capacity constraints at our raw material producers are outside of our control and can cause the price of aluminum to increase. Any significant shortage or price escalation of raw materials such as aluminum could increase our operating costs, which would likely have an adverse impact on our financial results.

Compliance with and changes in environmental, health and safety laws and other laws that regulate the operation of our business and industry standards could increase the cost of production and expose us to regulatory claims.

Our operations are subject to extensive and frequently changing federal, state and local laws and substantial regulation by government agencies, including the United States Environmental Protection Agency, the United States Occupational Safety and Health Administration, the Federal Aviation Administration and Department of Defense. Among other matters, these agencies impose requirements that:

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

While we require Federal Aviation Administration certifications only to a limited extent, we typically are required to maintain third-party registrations with respect to industry specification standards, such as AS9100 and National Aerospace and Defense Contractors Accreditation Program (“Nadcap”), for our quality systems and processes. In fact, many individual OEMs and Tier 1 suppliers require certifications or approvals of our work for them based on third-party registrations in order to engineer and serve the systems and components used in specific aircraft models. If material OEM certifications or approvals were to be revoked or suspended, OEMs might cease purchasing our products.

We are also subject to U.S. Export Regulations, including the Arms Export Control Act (“AECA”) and associated International Traffic in Arms Regulations (“ITAR”).

Moreover, if in the future new or more stringent governmental regulations are adopted, or industry oversight heightened, such action could result in our incurrence of significant additional costs.

Significant consolidation in the aerospace industry could adversely affect our business and financial results.

The aerospace industry is experiencing significant consolidation, including the Company’s customers, competitors and suppliers.  Consolidation among the Company’s customers may result in delays in the award of new contracts and losses of customer relationships which could impact our ability to win new projects. Consolidation among our competitors may result in competitors with greater resources and market share, which could adversely affect the Company’s ability to compete successfully.  Consolidation among the Company’s suppliers may result in fewer sources of supply and increased cost to the Company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Facilities

The following table provides certain information with respect to our headquarters and manufacturing, distribution and engineering centers:
Location	Principal Use	Square Footage	Interest
Aerostructures Segment
3600 Mueller Road St. Charles, Missouri	Administrative Offices and Manufacturing Center	62,590	Leased(1)
411 Fountain Lakes Blvd. St. Charles, Missouri	Executive and Administrative Offices and Manufacturing Center	65,580	Leased(2)
3030-3050 N. Hwy 94 St. Charles, Missouri	Plant Offices, Manufacturing Center and Storage	92,740	Leased(3)
101 Western Ave. So. Auburn, Washington	Manufacturing Center	79,120	Leased(4)
2629-2635 Esthner Ct. Wichita, Kansas	Manufacturing Center	31,000	Leased(5)
2621 W. Esthner Ct. Wichita, Kansas	Manufacturing Center and Administrative Offices	39,880	Leased(6)
2104 N. 170th St. E. Ave. Tulsa, Oklahoma	Finishing and Manufacturing Facility	75,000	Leased(7)
5270 N Skiatook Road Catoosa, Oklahoma	Distribution Center	80,000	Leased(8)
14813 Trinity Boulevard Fort Worth, Texas	Machining Facility	21,030	Leased(9)
101 Coleman Blvd. Savannah, Georgia	Distribution Center	86,200	Leased(10)
A.V. Eucalipto, #2351 Col. Rivera Modula Cy D, C.P. 21259 Mexicali, Baja California, Mexico	Offices and Manufacturing Center	74,200	Leased(11)
8866 Laurel Canyon Blvd. Sun Valley, California	Office and Manufacturing	26,200	Leased(12)
1910 Merrill Creek Parkway Everett, Washington	Office, Testing and Manufacturing	27,760	Leased(13)
1377 Specialty Drive Vista, California	Office and Manufacturing	85,000	Leased(14)
Engineering Services Segment
4838 Ronson Court San Diego, California	Administrative Offices and Engineering	17,780	Leased(15)
8217 44th Ave. West Mukilteo, Washington	Engineering	18,050	Leased(16)
8223 44th Ave. West Mukilteo, Washington	Engineering	5,130	Leased(17)

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

(6)	Subject to yearly rent payments of $163,200 through June 30, 2014 and $171,360 until it expires on June 30, 2019.

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

(11)
Subject to graduated yearly rent payments of $402,810 to $470,030 during the lease term. The lease expires on August 31, 2014, subject to our option to extend the lease for one additional five-year term.  Pursuant to our shelter agreement under the Maquiladora program, the Company is responsible for the rental payments of this leased facility even though it is not the lessee.

(12)	Month to month lease with monthly rental of $15,196.

(13)
Subject to graduated yearly rent payments of $238,416 and $292,236 during the lease term. The lease expires on August 31, 2016, subject to our option to extend the lease for an additional five-year and three-year term.

(14)
Subject to graduated yearly rent payments of $451,780 to $572,300 during the lease term. The lease expires on September 30, 2013, subject to our option to extend the lease for two additional five-year terms.

(15)	Subject to graduated yearly rent payments of $248,388 to $263,928 during the lease term; the lease expires on March 31, 2012.

(16)
Subject to graduated yearly rent payments of $232,030 to $261,190 during the lease term.  The lease expires on December 31, 2011, subject to our option to extend the lease for four additional one-year terms.

(17)	Subject to yearly rent payments of $68,520 through March 31, 2010.

ITEM 3.  LEGAL PROCEEDINGS.

We are not a party to any legal proceedings, other than routine claims and lawsuits arising in the ordinary course of our business. We do not believe such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on our business.

ITEM 4.  RESERVED.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock is traded on The NASDAQ Stock Market LLC under the symbol “LMIA.” The following table sets forth the range of high and low sales prices for the Company’s common stock for the periods indicated during the Company’s past two fiscal years:

Period	High	Low

Fiscal 2009
1st quarter	$13.20	$3.90
2nd quarter	$11.56	$5.40
3rd quarter	$10.72	$8.06
4th quarter	$14.00	$9.11
Fiscal 2008
1st quarter	$26.26	$16.08
2nd quarter	$22.45	$17.00
3rd quarter	$26.14	$15.46
4th quarter	$20.74	$6.48

Holders

As of March 5, 2010, there were approximately 143 holders of record of the Company’s common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On July 7, 2005, our shareholders approved the LMI Aerospace, Inc. 2005 Long-term Incentive Plan (the “Plan”). The Plan provides for the grant of non-qualified stock options, incentive stock options, shares of restricted stock, restricted stock units, stock appreciation rights, performance awards, and other stock-based awards and cash bonus awards to employees or directors.  Up to 1,200,000 shares of common stock are authorized for issuance under the  Plan.  The following table summarizes information about our equity compensation plan as of December 31, 2009. All outstanding awards relate to the Company’s common stock.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)(1)	(b)	(c)(2)
Equity compensation plans approved by security holders:
2005 Long- Term Incentive Plan	28,210	$2.78	616,313
Equity compensation plans not approved by security holders	-	-	-
Total	28,210	$2.78	616,313

(1)	Share total is exclusive of 294,322 shares of unvested restricted stock outstanding with a $20.19 per share weighted-average grant date fair market value.

(2)	This column includes securities remaining for issuance as restricted stock.

Issuer Purchases of Equity Securities

The Company made no purchases of its common stock during the three-month period ended December 31, 2009.

Performance Graph

Set forth below is a line graph presentation comparing the yearly percentage change in cumulative total shareholder returns since December 31, 2004 on an indexed basis with the S & P 500 Index and the S&P Small Cap Aerospace/Defense Index, which is a nationally recognized industry standard index.

The following graph assumes the investment of $100 in LMI Aerospace, Inc. common stock, the S & P 500 Index and the S&P Small Cap Aerospace/Defense Index as well as the reinvestment of all dividends.  There can be no assurance that the performance of the Company’s common stock will continue into the future with a trend that is the same or similar to the trend depicted in the graph below.

Performance Graph

600
500
400
300
200
100
-

	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
LMI Aerospace, Inc.	100	262	286	490	210	246
S&P 500	100	103	117	121	75	92
S&P SmallCap Aero/Def	100	110	128	170	109	103

ITEM 6.  SELECTED FINANCIAL DATA.

The selected financial data set forth below for each of the five years ended December 31, 2009, should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements, related notes and other financial information included herein. The financial data for the year ended December 31, 2009 was derived from our consolidated financial statements for that period that were audited by PricewaterhouseCoopers LLP, independent registered public accounting firm.  The financial data for the years ended December 31, 2005 through 2008 was derived from our consolidated financial statements for those periods that were audited by BDO Seidman, LLP, independent registered public accounting firm.

(Dollar amounts in thousands, except share and per share data)
	2009	2008	2007(1)	2006	2005
Statement of Operations Data:

Net sales	$241,196	$239,462	$168,502	$122,993	$101,073
Cost of sales	188,245	178,347	123,588	89,527	76,326
Gross profit	52,951	61,115	44,914	33,466	24,747
Selling, general & administrative expenses (2)	31,678	33,128	23,466	17,243	14,466
Impairment of goodwill (3)	3,350	2,303	-	-	-
Severance and restructuring costs	312	-	-	-	8
Income from operations	17,611	25,684	21,448	16,223	10,273
Other income (expense)
Interest expense	(1,623)	(1,815)	(902)	(93)	(2,019)
Other income (expense), net	10	10	(20)	(121)	30
Total other expense	(1,613)	(1,805)	(922)	(214)	(1,989)
Income before income taxes	15,998	23,879	20,526	16,009	8,284
Provision for income taxes	5,843	8,611	7,369	5,334	3,133
Net income	$10,155	$15,268	$13,157	$10,675	$5,151

Amounts per common share:
Net income	$0.90	$1.36	$1.18	$1.02	$0.62
Net income - assuming dilution	$0.90	$1.35	$1.17	$1.01	$0.61
Weighted average common shares outstanding	11,305,231	11,198,610	11,157,396	10,494,747	8,291,337
Weighted average dilutive common shares outstanding	11,341,312	11,301,382	11,288,486	10,615,251	8,401,426

Other Financial Data:
Capital expenditures	$3,938	$8,055	$6,570	$6,671	$2,903
Cash provided by operating activities	22,417	8,993	3,166	6,160	5,342
Cash used by investing activities	(13,853)	(5,867)	(56,055)	(4,964)	(2,786)
Cash (used) provided by financing activities	(8,562)	(3,179)	28,560	23,180	(2,935)
Gross profit margin	22.0%	25.5%	26.7%	27.2%	24.5%

Balance Sheet Data:
Cash and equivalents	$31	$29	$82	$24,411	$35
Working capital	71,425	72,299	51,689	65,411	28,941
Total assets	180,217	180,718	166,307	108,876	72,038
Total long-term debt, excluding current portion	17,210	25,536	29,022	583	15,462
Shareholders' equity	134,493	122,800	104,827	90,510	39,832

(1)	Includes results of D3 Technologies, Inc. for the five-month period commencing on our acquisition of D3 Technologies, Inc. on July 31, 2007.

(2)
Includes a charge of $288 in 2008 for the remaining balance of customer intangibles from the acquisition of Technical Change Associates, Inc. (“TCA”) in 2006. The Company ceased operation of TCA as of December 31, 2008.

(3)
In the fourth quarter of 2009 and 2008, the Company recorded a non-cash charge of $3,350 and $2,303, respectively, at the Aerostructures segment (relating to Tempco Engineering, Inc.) for the impairment of goodwill.  The tests as of October 1, 2009 and 2008 indicated that the book value of Tempco Engineering, Inc. exceeded the fair value of the business.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a leading provider of design engineering services, structural assemblies, kits and components to the aerospace, defense and technology markets.  We primarily sell our products and services to the large commercial, military, corporate and regional aircraft, and technology markets.  Historically, our business was primarily dependent on the large commercial aircraft market, specifically with one principal customer. In order to diversify our product and customer base, we implemented an acquisition and marketing strategy in the late 1990’s that has broadened the number of industries to which we sell our products and services and, within the aerospace industry, diversified our customer base to reduce our dependence on any one principal customer.  Our acquisition of D3 Technologies, Inc. in 2007 was in furtherance of our growth strategy of increasing the array of value-added services and solutions that we offer to our customers. We believe that OEMs and Tier 1 aerospace companies will continue the trend of selecting their suppliers based upon the breadth of more complex and sophisticated design and manufacturing capabilities and value-added services and the ability of their suppliers to manage large production programs.

We are organized into two reportable segments: the Aerostructures segment and the Engineering Services segment.  The Aerostructures segment fabricates, machines, finishes, integrates, assembles and kits formed, close tolerance aluminum and specialty alloy components and sheet metal products for use by the aerospace and semiconductor industries. With the acquisition of Intec, we also manufacture, test and provide research support for composite materials. The Engineering Services segment, comprised of the operations of D3 Technologies, Inc., provides engineering and program management to commercial and military aviation, aerospace, military weapons systems, marine and industrial markets.

The following table illustrates our sales percentages to our primary industries and markets over the last three years.

Market	2009	2008	2007
Corporate and regional aircraft	27.2%	34.7%	34.3%
Large commercial aircraft	42.2%	36.3%	35.4%
Military	27.2%	22.5%	22.5%
Other (1)	3.4%	6.5%	7.8%
Total	100.0%	100.0%	100.0%

(1)	Includes technology, testing, commercial consulting services and various other products.

Results of Operations

Year ended December 31, 2009 compared to year ended December 31, 2008

The following table provides the comparative data for 2009 and 2008:

	2009
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$160.1	$81.6	$(0.5)	$241.2
Cost of sales	122.8	65.9	(0.5)	188.2
Gross profit	37.3	15.7	-	53.0
S, G, & A and other charges (1)	28.1	7.3	-	35.4
Income from operations	$9.2	$8.4	$-	$17.6

	2008
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$150.8	$89.9	$(1.2)	$239.5
Cost of sales	108.1	71.4	(1.2)	178.3
Gross profit	42.7	18.5	-	61.2
S, G, & A and other charges (2)	26.4	9.1	-	35.5
Income from operations	$16.3	$9.4	$-	$25.7

(1)	Includes $3.4 of impairment of goodwill and $0.3 of severance and restructuring costs in the Aerostructures segment.
(2)	Includes $2.3 of impairment of goodwill in the Aerostructures segment.

Aerostructures Segment

Net Sales.  Net sales were $160.1 million in 2009, an increase of 6.2% from $150.8 million in 2008.  The following table summarizes the segment’s total sales and the percentage of the segment’s total sales represented by the market served for the twelve month periods ended December 31, 2009 and December 31, 2008:
Category	2009	% of Total	2008	% of Total
	($ in millions)
Corporate and regional aircraft	$47.8	29.9%	$55.0	36.5%
Large commercial aircraft	68.2	42.6%	43.8	29.0%
Military	37.4	23.4%	40.2	26.7%
Other	6.7	4.1%	11.8	7.8%
Total	$160.1	100.0%	$150.8	100.0%

Net sales for corporate and regional aircraft were $47.8 million during 2009 compared to $55.0 million in 2008, a decrease of 13.1%.  The decrease in sales in this sector was primarily attributable to a $12.6 million decrease in sales of large cabin components for Gulfstream Aerospace Corporation from $46.5 million in 2008 to $33.9 million in 2009 offset by an increase of $7.0 million in tooling sales in 2009.  This reduction is primarily a result of production rate cuts announced by Gulfstream Aerospace Corporation in March 2009 and the resulting inventory adjustments implemented in connection with these rate cuts.

Large commercial aircraft generated net sales of $68.2 million in 2009 compared to $43.8 million in 2008, an increase of 55.7%.  This increase in net sales to this market was driven by aftermarket support for the 767 wing modification and winglet program, which began full production in 2009 and generated $24.0 million of sales in 2009 compared to $1.9 million of sales in 2008. We also increased net sales for the Boeing 747 by $2.5 million to $13.0 million in 2009 from $10.5 million in 2008.  These increases were offset by a $1.2 million decrease in sales of the Boeing 787 from $1.4 million in the 2008 to $0.2 million in 2009.

Net sales of military products were $37.4 million in 2009 compared to $40.2 million in 2008, a decrease of 7.0%. This decrease primarily resulted from declines in net sales for the Sikorsky Blackhawk and Apache programs.  The Blackhawk program generated $29.2 million in 2009 compared to $30.2 million in 2008 primarily due to continued inventory destocking by our customer.  The Apache program generated $3.9 million of net sales in 2009 compared to $5.8 million in 2008.

Other net sales are primarily technology sales, testing services, composite products, commercial sheet metal and machined components and various other products that are not easily identifiable to the appropriate aircraft and market.

Gross Profit.  Gross profit for 2009 was $37.3 million (23.3% of net sales) compared to $42.7 million (28.3% of net sales) for 2008.  Gross profit was negatively impacted by inventory valuation and obsolescence adjustments and increased insurance reserves in 2009.

Selling, General and Administrative Expenses and Other Charges.  Selling, general and administrative expenses were $28.1 million (17.6% of net sales) in 2009 compared to $26.4 million (17.5% of net sales) in 2008.  This 6.4% increase results from a non-cash charge of $3.4 million in 2009 compared to $2.3 million in 2008 for the impairment of goodwill relating to Tempco Engineering, Inc. We also incurred $0.3 million of severance and restructuring costs in 2009.

Engineering Services Segment

Net Sales.  The following table summarizes the segment’s total sales and the percentage of the segment’s total sales represented by the market served for the twelve-month periods ended December 31, 2009 and December 31, 2008:

Category	2009	% of Total	2008	% of Total
	($ in millions)
Corporate and regional aircraft	$17.8	21.8%	$28.2	31.4%
Large commercial aircraft	33.6	41.2%	43.1	47.9%
Military	28.3	34.7%	13.6	15.1%
Other	1.9	2.3%	5.0	5.6%
Total	$81.6	100.0%	$89.9	100.0%

Approximately $77.5 million, or 95.0% of the segment’s 2009 net sales, and approximately $87.1 million, or 96.9%, of the segment’s 2008 net sales, were recorded under reimbursement type contracts for engineering services.  The Engineering Services segment generates net sales from labor hours worked at varying, pre-negotiated rates and other direct costs plus an administrative fee.  Net sales under these reimbursement contracts are primarily for commercial, corporate and military markets.

Net sales of services supporting corporate and regional aircraft were approximately $17.8 million during 2009 compared to $28.2 million in 2008, a decrease of 36.9%.  The decrease in sales in this sector was primarily related to a $16.8 million reduction in support requirements on the G650 program during 2009 offset by a $2.9 million increase in sales for the new design-build program with Mitsubishi. The majority of corporate and regional aircraft sales resulted from services provided in the development of new aircraft programs, currently including the Bombardier L-85 and the Mitsubishi Regional Jet.

Net sales of services for large commercial aircraft were approximately $33.6 million in 2009 compared to $43.1 million in 2008, a decrease of 22.0%.  The decline is primarily due to a reduction in the level of support required on the 747-8 and 787 platforms from $38.0 million in 2008 to $28.6 million in 2009.  These revenues are primarily from programs supporting the Boeing 747, 767, 777 and 787 platforms.

Military programs had net sales in 2009 of approximately $28.3 million compared to $13.6 million in 2008, an increase of 108.1%.  The military revenues were derived from support provided on multiple Navy programs, Lockheed Martin’s F-35 and the CH-53 platform. Sales related to the CH-53 platform increased $10.6 million from $0.7 million in 2008 to $11.3 million in 2009. The increased sales of services for military programs are consistent with management’s strategy for growth and have helped offset the decreases of sales experienced in other major categories.

Sales related to the design and delivery of tooling on various programs supporting commercial aircraft were $1.9 million in 2009 compared to $5.0 million in 2008, a decrease of 62.0%.  This decline was due to the decline in tooling requirements from a variety of clients.

Gross Profit. Gross profit for this segment was $15.7 million (19.2% of net sales) for 2009 and $18.5 million (20.6% of net sales) for 2008.  Costs included in cost of goods sold are primarily direct labor, fringe benefits, subcontract labor, direct costs related to specific contracts, depreciation and facility costs and are part of the negotiated rate structures for reimbursement type contracts. The decrease in gross profit during 2009 is due to a number of factors, including higher overhead rates resulting from fewer billable hours and an increase in non-billable hours.

Selling, General and Administrative Expenses and Other Charges. Selling, general and administrative expenses were $7.3 million (8.9% of net sales) in 2009 and $9.1 million (10.1% of net sales) for 2008.  The decrease is primarily due to a reduction in personnel costs of $1.2 million from $4.3 million in 2008 to $3.1 million in 2009.

Non-segment Expenses

Other Income (Expense), Net.  Other expense was $1.6 million for 2009 compared to $1.8 million for 2008. The decline was due to decreases in interest rates in 2009 compared to 2008 offset by an increase in average borrowings during the year as a result of the purchase of Intec.

Income Tax Expense.  Income tax expense for 2009 was $5.8 million compared to $8.6 million for 2008. During 2009 our effective income tax rate was 36.5% compared to 36.1% in 2008 with the increase primarily due to unfavorable changes in state tax rates.

Year ended December 31, 2008 compared to year ended December 31, 2007

The following table provides the comparative data for 2008 and 2007:

	2008
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$150.8	$89.9	$(1.2)	$239.5
Cost of sales	108.1	71.4	(1.2)	178.3
Gross profit	42.7	18.5	-	61.2
S, G, & A and other charges (1)	26.4	9.1	-	35.5
Income from operations	$16.3	$9.4	$-	$25.7

	2007
	($ in millions)
	Aerostructures	Engineering Services (2)	Elimination	Total
Net sales	$138.1	$30.4	$-	$168.5
Cost of sales	98.5	25.1	-	123.6
Gross profit	39.6	5.3	-	44.9
S, G, & A	20.4	3.1	-	23.5
Income from operations	$19.2	$2.2	$-	$21.4

(1)	Includes $2.3 of impairment of goodwill in the Aerostructures segment.
(2)	For the five-month period commencing with our acquisition of D3 Technologies, Inc. on July 31, 2007 and ending on December 31, 2007.

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

Large commercial aircraft generated net sales of $43.8 million in 2008 compared to $44.1 million in 2007, a decrease of 0.7%.  Net sales of certain aircraft models were negatively impacted by the strike by employees of The Boeing Company, which affected the last four months of 2008. In particular, we generated net sales for the Boeing 737 of $22.3 million in 2008, down 13.9% from $25.9 million in 2007, and net sales for the Boeing 777 of $3.8 million in 2008, down 22.4% from $4.9 million in 2007. These declines were partially offset by sales for the Boeing 747, which generated $10.6 million in 2008, up 21.8% from $8.7 million in 2007, and the Boeing 767, which generated $4.4 million in 2008, up 193.3% from $1.5 million in 2007.

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

Other net sales are primarily consulting services for lean manufacturing, commercial sheet metal and machined components and various other products that are not easily identifiable to the appropriate aircraft and market.

Gross Profit.  Gross profit for 2008 was $42.7 million (28.3% of net sales) compared to $39.6 million (28.7% of net sales) for 2007.  Excluding the one-time benefit of the claim settlement discussed above, net of costs related to such settlement of $0.2 million, gross profit for 2007 was $38.6 million (28.0% of net sales). Gross profit was positively impacted by our higher production rates with aerospace customers, which provided better coverage of fixed costs, but was reduced by slightly lower margin on newer assembly work on the Sikorsky Black Hawk program as well as increased salaries and wages.

Selling, General and Administrative Expenses and Other Charges.  Selling, general and administrative expenses were $26.4 million (17.5% of net sales) in 2008 compared to $20.4 million (14.8% of net sales) in 2007.  This 29.4% increase includes a non-cash charge of $2.3 million for the impairment of goodwill relating to Tempco Engineering, Inc. and a charge of $0.3 million for the remaining balance of customer intangibles from the acquisition of TCA in 2006. The Company ceased operations of TCA as of December 31, 2008. The remaining increase was primarily due to higher professional fees and recruiting costs.

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

Category	2008	% of Total	Five Months Ended December 31, 2007	% of Total
	($ in millions)
Corporate and regional aircraft	$28.2	31.4%	$8.3	27.3%
Large commercial aircraft	43.1	47.9%	15.4	50.7%
Military	13.6	15.1%	4.8	15.8%
Tooling and other	5.0	5.6%	1.9	6.2%
Total	$89.9	100.0%	$30.4	100.0%

Approximately $87.1 million, or 96.9% of the segment’s 2008 net sales, and approximately $28.6 million, or 94.1% of the 2007 five-month period net sales, were recorded under reimbursement type contracts for engineering services.  The Engineering Services segment generates net sales from labor hours worked at varying, pre-negotiated rates and other direct costs plus an administrative fee.  Net sales under these reimbursement contracts are primarily for commercial, corporate and military markets.

In 2008, the segment’s net sales of services supporting corporate and regional aircraft were approximately $28.2 million, or 31.4% of total sales, while the same category had $8.3 million, or 27.3% of total net sales, for the five-month period ending December 31, 2007.  The majority of these sales resulted from services provided in the development of new aircraft programs.  Net sales for services for large commercial aircraft were approximately $43.1 million, or 47.9% of net sales.  In the last five months of 2007, the segment’s net sales for services for large commercial aircraft were $15.4 million, or 50.7 % of total net sales.  These revenues are primarily from programs supporting the Boeing 747, 767, 777 and 787 platforms. Military programs had net sales of approximately $13.6 million, or 15.1% of 2008 net sales.  The five-month 2007 net sales for the military category were $4.8 million, or 15.8% of the total net sales.  The military revenues were derived from support provided on multiple Navy programs, Lockheed Martin’s F-35, and various other programs.  Approximately $5.0 million, or 5.6% of 2008 net sales, and $1.9 million, or 6.2% of net sales for the five month period in 2007, were categorized as tooling or other.  These sales represented services primarily related to design and delivery of tooling on various programs supporting commercial aircraft.

Gross Profit. Gross profit for this segment was $18.5 million (20.6% of net sales) for 2008 and $5.3 million (17.4% of net sales) for the five-month period ended December 31, 2007.  Costs included in cost of goods sold are primarily direct labor, fringe benefits, subcontract labor, direct costs related to specific contracts, depreciation and facility costs and are part of the negotiated rate structures for reimbursement type contracts.  The higher gross profit in 2008 compared to the five months in 2007 is primarily due to the concentration of holidays in the last five months of the year that impact the number of billable hours.  In addition, higher profitability was due to favorable negotiations with clients and minimization of indirect charges by direct personnel.

Selling, General and Administrative Expenses and Other Charges. Selling, general and administrative expenses were $9.1 million (10.1% of net sales) in 2008 and $3.1 million (10.2% of net sales) for the five-month period ended December 31, 2007.  These costs primarily include salaries, wages and benefit costs of approximately $4.5 million in 2008 and $1.5 million in 2007, stock based compensation of $1.5 million in 2008 and $0.7 million in 2007, relating to a restricted stock award made on July 31, 2007 and vesting over five years, and amortization of intangibles of $1.0 million in 2008 and $0.4 million in 2007, valued in connection with the acquisition of D3 Technologies, Inc.

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

Liquidity and Capital Resources

The Company has a credit agreement that provides for a senior secured revolving credit facility in an aggregate principal amount of up to $80 million, of which $17 million was utilized at December 31, 2009. See Note 7 to the Consolidated Financial Statements. Borrowings under the credit facility are secured by substantially all of our assets and bear interest at either (a) the “base rate” (the higher of the federal funds rate plus one-half of one percent or the prime commercial lending rate) plus an applicable interest margin ranging from 0.125% to 1.0%, depending upon our total leverage ratio at the end of each quarter, or (b) the LIBOR rate plus an applicable interest margin ranging from 1.125% to 2.0%, depending upon our total leverage ratio at the end of each quarter. If the Company elects to borrow under the LIBOR rate, interest periods range from one to twelve months.  The maturity date of the credit facility, which is subject to acceleration upon breach of the financial covenants (consisting of a maximum total leverage ratio and a minimum fixed charge coverage ratio) and other customary non-financial covenants contained in the credit agreement, is July 31, 2012. As of December 31, 2009 the Company believes it was in compliance with all its financial and non-financial covenants.  In connection with our 2007 acquisition of D3 Technologies, Inc., we borrowed a total of approximately $38.5 million under the credit facility. In connection with our 2009 acquisition of Integrated Technologies, Inc., we borrowed a total of approximately $10 million under the credit facility. The foregoing description of the credit agreement does not purport to be complete and is qualified in its entirety by reference to the credit agreement, a copy of which is attached as Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2007.

The Company has an additional line of credit agreement providing a revolving credit facility in the amount up to $1.0 million at the base rate plus 1.125%, of which none was utilized at December 31, 2009.

On December 28, 2006, we entered into an agreement with a third party to sell and lease back certain of our real estate properties for a total sale price of $10.2 million.  The sale of one of these properties occurred on December 28, 2006 for a sale price of $4.3 million.  On February 13, 2007, the sale of the remaining properties was completed at a price of $5.9 million.  The four operating lease agreements resulting from the sales expire on February 28, 2025, and we have the options for three additional five-year renewal terms.  The combined initial annual minimum lease payment for the four properties is $0.9 million and will be increased by 2.3% per year.  Total gain from the sale of these properties in the amount of $4.2 million was deferred and is being recognized over the term of the leases.  Proceeds from the sale were included in cash.

We generated cash from operations of $22.4 million in 2009 compared to $9.0 million in 2008 and $3.2 million in 2007. Net cash provided by operating activities for 2009 was favorably impacted by a $15.0 million cash inflow from reductions in inventory levels excluding changes in related inventory reserves and inventory acquired from Intec. This change in inventory resulted from our concerted effort to reduce inventory levels, which had grown during the Boeing strike and as customers elected to destock their inventories.  Cash generated from operating activities was negatively impacted by an increase in accounts receivable of $8.0 million and decreases in accounts payable of $4.8 million and accrued expenses of $3.1 million.  The increase in accounts receivable was caused by an unusually low balance at December 31, 2008, resulting primarily from lower sales in the fourth quarter of 2008 due to the Boeing strike and lower than expected deliveries of Blackhawk product.  Additionally, extended payment terms have been negotiated with certain customers and on certain products.

Net cash used in investing activities for the year ended December 31, 2009 was $13.9 million compared to $5.9 million and $56.1 million for the years ended December 31, 2008 and 2007, respectively. We paid $10.0 million, net of cash acquired, in the 2009 acquisition of Integrated Technologies, Inc. We also spent $3.9 million in 2009 on capital expenditures, compared to $8.1 million and $6.6 million during 2008 and 2007, respectively, consistent with the Company’s plan to limit capital expenditures in 2009.  We paid $59.1 million, net of cash acquired, in the 2007 acquisition of D3 Technologies, Inc., which accounts for the marked increase in net cash used in investing activities in 2007 in addition to the sale and leaseback of our real estate properties, which generated $5.9 million of cash proceeds for 2007.

Cash flow used by financing activities was $8.6 million in 2009 compared to cash flow used of $3.2 million in 2008 and cash flow provided of $28.6 million in 2007. Funds used in 2009 and 2008 and funds provided in 2007 represent net cash payments on and advances from our revolving credit facility, respectively. We borrowed $10 million in 2009 in relation to the acquisition of Intec and $38.5 million in 2007 in relation to the acquisition of D3 Technologies, Inc.

We continue to assess the potential impact of recent trends in the global economic environment on our liquidity and overall financial condition, particularly with respect to the availability of, terms of and access to credit.  Our capital budget for 2010 anticipates capital expenditures of approximately $8.0 million. Despite a general tightening in the credit markets, we expect to meet our ongoing working capital, acquisition and capital expenditure needs presently and through the maturity of the revolving credit facility from a combination of our cash on hand, cash flow from operating activities, and cash obtained by drawing down our credit facilities. As of December 31, 2009, $64 million of our revolving credit facilities was available, and we believe that we were, and expect to continue to be, in compliance with all our financial and non-financial covenants.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of operating leases as reflected under “Contractual Obligations and Commitments” below.

Contractual Obligations and Commitments

We had the following contractual obligations and commitments for debt and non-cancelable operating lease payments:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	($ in thousands)
Debt (1)	$17,536	$326	$17,210	$-	$-
Interest on long-term debt (2)	600	11	589	-	-
Operating leases	38,179	6,093	10,147	7,189	14,750
Total (3)	$56,315	$6,430	$27,946	$7,189	$14,750

(1)	Balances include obligations under capital leases.

(2)	Interest expense assumes the balances of long-term debt at the end of the period and current effective interest rate.

(3)	We have not committed to any significant current or long-term purchase obligations for our operations and have no other long-term liabilities reflected on our balance sheet under GAAP.

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

Accounts Receivable Reserves.  We evaluate the collectability of our accounts receivable based on a combination of factors, including historical trends and industry and general economic conditions. In circumstances in which we are aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings or substantial downgrading of credit scores), a specific reserve for bad debts is recorded against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. Our evaluation also includes reserves for billing adjustments, pricing changes, warranty claims and disputes. If circumstances change, (e.g., an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), estimates of the recoverability of amounts due to us could be reduced by a material amount. We apply this policy to our acquired businesses and make adjustments to existing bad debt reserves based upon our evaluation.

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

Inventory. Except for inventories related to long-term contracts accounted for under contract accounting as discussed below, we value our product inventories at the lower of cost or market using actual cost for raw materials and average cost for work in process, manufactured and purchased components and finished goods. In assessing the ultimate realization of inventories, we make judgments as to future demand requirements based upon customer orders in backlog, historical customer orders, customer and industry analyst estimates of aircraft production rates, and other market data available to us. Additionally, in the aviation industry, these future demand requirements depend on estimates of aircraft lives and the need for spare parts over the course of the aircraft life. We have recorded charges in recent periods due to discontinuances of product lines, losses of customer contracts, lack of order activity, or changes in expectations of future requirements.

We sell many of our products under fixed-price arrangements.  Occasionally, costs of production may exceed the market values of certain products and product families, which requires us to adjust our inventory value. In these circumstances, management is required to make estimates of costs not yet incurred to determine the ultimate cost of these products that are in work in process. Changes in the assumptions and estimates of such factors as expected scrap, costs of material, labor and outside services and the amount of labor required to complete the products may result in changes in inventory value.

At times, we accept new orders for products from our customers where actual production costs may differ from our expectations when we quoted the product. Additionally, customers may request engineering changes or quality acceptance changes in products that may alter the cost of products produced by us. In these circumstances, we notify the customer of these issues and seek reimbursement for costs incurred over and above the selling price of the products and re-pricing of the product on future deliveries. Our inventory valuation considers the estimated recovery of these costs. Actual negotiation of the claim amounts may result in outcomes different from those estimated by us and may have material impacts upon our operating results.

For certain long-term contracts requiring development and delivery of multiple units of product over more than one year, we incur and defer, as part of the inventory, certain costs which are specific to a particular contract and which we expect to recoup as part of the unit cost charged to the customer under the contract.  Such costs are charged to cost of product sales ratably as the manufactured units are shipped pursuant to the contract.  Changes in the estimated number of units expected to be delivered under the contract result in prospective adjustments of the ratable charge-off of deferred inventoriable costs per unit shipped.  Should the remaining inventoriable costs plus estimated costs of production of units yet to be shipped under the contract exceed estimated future contract revenues, the resulting full loss is recognized in the period it becomes probable and estimable.  While the number of long-term contracts in 2009 was not material, consistent with our business strategy of growing design-build and complex assembly capabilities, we expect significant increases in programs calling for long-term contracts in the future.  See Note 1 of the Notes to Consolidated Financial Statements in Item 8 below.

Contract Accounting.  Contract accounting involves a judgmental process of estimating the total revenues and costs for each contract, which results in the development of estimated gross margin percentages.  For contracts in which progress is measured using the units of delivery method, the amount reported as revenue represents the invoice price of delivered products and cost of sales is determined by applying the estimated gross margin percentage to the amount of revenue recognized.  For contracts in which progress is measured using the cost-to-cost method, the amount reported as cost of sales represents actual costs incurred and revenue is determined by applying the estimated gross margin percentage to actual costs incurred.  Based on the size, length of time and nature of the contract, the estimation of total revenues and costs through completion is complicated and subject to many variables.  Total contract revenue estimates are based on negotiated contract prices, customer change orders, claims when a legal basis exists and estimated cost to produce the product or service plus profit.  Total contract cost estimates are largely based on purchase order terms negotiated or estimated by our supply chain, historical and expected performance trends, customer change orders and other economic projections.

The development of a gross margin percentage involves utilization of detailed procedures by a team of operational and financial personnel that provide information on the status of the contracts.  Estimates of each significant contract’s revenues and costs are reviewed and approved by the team on a quarterly basis.  Any approved changes in these estimates are analyzed to determine if they result in recognition of cumulative adjustments to the contract profit in the period in which changes are made.  Due to the significance of the judgment in the estimation process described above, it is possible that materially different margins could be recorded if we used different assumptions or if the underlying circumstances were to change.  Changes in underlying assumptions/estimates or circumstances may adversely or positively affect financial performance in future periods.

Goodwill and Intangible Assets. We perform a goodwill impairment test at least annually. We establish the value of the underlying business with the assistance of an outside expert that uses Company-provided forecasts of operations by reporting unit, independently reviews the assumptions in these forecasts, evaluates the carrying value of certain assets and liabilities and independently appraises our fixed assets. These forecasts require us to estimate future sales prices and volumes of our reporting units. We use our internal budgets, customer order backlog, historical customer ordering patterns, customer and industry projections of demand and other market information as well as the current cost of production to estimate future cash flows. If required, an impairment charge may be recognized for the amount by which the carrying amount of goodwill exceeds its implied value. Actual results may vary significantly from our projections and may result in future material adjustments to the goodwill balance on our financial statements.

Customer-related intangible assets resulting from the acquisitions of Intec, D3 and Versaform Corporation have an original estimated useful life of 15 to 16 years.  The trademark that resulted from the D3 acquisition was determined to have an indefinite life and is subject to an impairment test at least annually.  Other intangible assets resulting from the acquisition of Integrated Technologies, Inc., have an original estimated useful life of 4 to 10 years.  If events or changes in circumstances indicate that the carrying amount of any of these intangible assets may not be recoverable, an impairment charge will be recognized for the amount by which the carrying amount of these assets exceeds its fair value.

As of December 31, 2009, our net book value (i.e., shareholders’ equity) was approximately $134.5 million, and our market capitalization, excluding affiliated ownership, was approximately $115.4 million.  We believe that, when assessing whether an additional asset impairment may exist, the difference between the net book value and market capitalization as of December 31, 2009 is reasonable when market-based control premiums are applied and in light of the volatility in the equity markets in 2009.

Income Taxes. The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Deferred tax assets are also required to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

Our outstanding credit facility carries a fluctuating interest rate that varies based on changes in the prime lending rate of Wachovia Bank. Accordingly, we are subject to potential fluctuations in our debt service. Based on the amount of our outstanding debt as of December 31, 2009, a hypothetical 1% change in the interest rate of our outstanding credit facility would result in a change in our annual interest expense of approximately $0.2 million during the next fiscal year. However, we have the ability to fix the interest rate under LIBOR for a period not to exceed one year (see Note 7 to the Consolidated Financial Statements). While not eliminating interest rate risk, this option allows us to moderate the impact of changes in the prime lending rate.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following financial statements are included in Item 8 of this report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of LMI Aerospace, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of LMI Aerospace, Inc. and its subsidiaries at December 31, 2009, and the results of their operations and their cash flows for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management Regarding Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audit.  We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for business combinations in 2009.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Saint Louis, Missouri
March 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
LMI Aerospace, Inc.
St. Charles, Missouri

We have audited the accompanying consolidated balance sheet of LMI Aerospace, Inc. as of December 31, 2008 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2008. In connection with our audits of the financial statements, we have also audited the accompanying Schedule II, “Valuation and Qualifying Accounts” for each of the two years in the period ended December 31, 2008. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the 2008 and 2007 financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LMI Aerospace, Inc. at December 31, 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the 2008 and 2007 information in the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Chicago, Illinois
March 13, 2009

LMI AEROSPACE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$31	$29
Trade accounts receivable, net of allowance of $279 and $304 at
December 31, 2009 and 2008, respectively	35,469	26,887
Inventories, net	45,703	62,393
Prepaid expenses and other current assets	2,849	2,501
Deferred income taxes	3,799	3,519
Total current assets	87,851	95,329

Property, plant and equipment, net	19,322	20,103
Goodwill	49,102	46,258
Intangible assets, net	22,965	17,861
Other assets	977	1,167
Total assets	$180,217	$180,718

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$7,778	$12,363
Accrued expenses	8,089	9,936
Short-term deferred gain on sale of real estate	233	233
Current installments of long-term debt and capital lease obligations	326	498
Total current liabilities	16,426	23,030

Long-term deferred gain on sale of real estate	3,307	3,540
Long-term debt and capital lease obligations, less current installments	17,210	25,536
Deferred income taxes	7,546	5,812
Other long-term liabilities	1,235	-
Total long-term liabilities	29,298	34,888

Shareholders’ equity:
Common stock, $0.02 par value per share; 28,000,000 authorized
shares; issued 11,996,389 shares and 11,926,309 shares at December 31, 2009 and 2008, respectively	240	239
Preferred stock, $0.02 par value per share; 2,000,000 authorized
shares; none issued at December 31, 2009 and 2008	-	-
Additional paid-in capital	71,375	69,855
Treasury stock, at cost, 359,188 shares and 364,088 shares at
December 31, 2009 and 2008, respectively	(1,704)	(1,727)
Retained earnings	64,582	54,433
Total shareholders’ equity	134,493	122,800
Total liabilities and shareholders’ equity	$180,217	$180,718

See accompanying notes to consolidated financial statements.

LMI AEROSPACE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2009	2008	2007

Sales and service revenue
Product sales	$157,838	$149,267	$137,074
Service revenues	83,358	90,195	31,428
Net sales	241,196	239,462	168,502
Cost of sales and service revenue
Cost of product sales	117,999	105,425	97,293
Cost of service revenues	70,246	72,922	26,295
Cost of sales	188,245	178,347	123,588
Gross profit	52,951	61,115	44,914

Selling, general and administrative expenses	31,678	33,128	23,466
Impairment of goodwill	3,350	2,303	-
Severance and restructuring	312	-	-
Income from operations	17,611	25,684	21,448

Other income (expense):
Interest expense, net	(1,623)	(1,815)	(902)
Other, net	10	10	(20)
Total other expense	(1,613)	(1,805)	(922)

Income before income taxes	15,998	23,879	20,526
Provision for income taxes	5,843	8,611	7,369

Net income	$10,155	$15,268	$13,157

Amounts per common share:
Net income per common share	$0.90	$1.36	$1.18

Net income per common share, assuming dilution	$0.90	$1.35	$1.17

Weighted average common shares outstanding	11,305,231	11,198,610	11,157,396

Weighted average dilutive common shares outstanding	11,341,312	11,301,382	11,288,486

See accompanying notes to consolidated financial statements.

LMI AEROSPACE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands, except share data)

		Additional			Total
	Common	Paid-In	Treasury	Retained	Shareholders'
	Stock	Capital	Stock	Earnings	Equity
Balance at December 31, 2006	$232	$66,104	$(1,849)	$26,023	$90,510
Comprehensive income:
Net income	-	-	-	13,157	13,157
Issuance of stock
5,044 shares in connection with
exercise of options	-	3	19	(3)	19
241,426 shares of restricted stock	4	(4)	-	-	-
Restricted stock compensation	-	1,084	-	-	1,084
Excess tax benefit over book expense
from share-based compensation	-	57	-	-	57
Balance at December 31, 2007	236	67,244	(1,830)	39,177	104,827
Comprehensive income:
Net income	-	-	-	15,268	15,268
Issuance of stock
67,000 shares in connection with
exercise of options	1	150	103	(12)	242
74,484 shares of restricted stock	2	(2)	-	-	-
Other		(94)	-	-	(94)
Restricted stock compensation	-	2,210	-	-	2,210
Excess tax benefit over book expense
from share-based compensation	-	347	-	-	347
Balance at December 31, 2008	239	69,855	(1,727)	54,433	122,800
Comprehensive income:
Net income	-	-	-	10,155	10,155
Issuance of stock
34,380 shares in connection with
exercise of options	-	78	23	(6)	95
91,524 shares of restricted stock	2	(2)	-	-	-
Other	(1)	(69)	-	-	(70)
Restricted stock compensation	-	1,672	-	-	1,672
Excess tax benefit over book expense
from share-based compensation	-	(159)	-	-	(159)
Balance at December 31, 2009	$240	$71,375	$(1,704)	$64,582	$134,493

See accompanying notes to consolidated financial statements.

LMI AEROSPACE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2009	2008	2007
Operating activities:
Net income	$10,155	$15,268	$13,157
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	7,537	6,977	4,608
Impairment of goodwill	3,350	2,303	-
Charges for inventory obsolescence and valuation	1,940	1,217	874
Restricted stock compensation	1,672	2,210	1,084
Deferred tax (benefit) provision	(1,224)	(1,034)	526
Other noncash items	(123)	(291)	98
Changes in operating assets and liabilities, net of
acquired businesses:
Trade accounts receivable	(7,971)	2,658	(6,586)
Inventories	15,037	(22,670)	(7,858)
Prepaid expenses and other assets	(91)	215	(1,126)
Current income taxes	21	281	(39)
Accounts payable	(4,768)	1,682	20
Accrued expenses	(3,118)	177	(1,592)
Net cash provided by operating activities	22,417	8,993	3,166
Investing activities:
Additions to property, plant and equipment	(3,938)	(8,055)	(6,570)
Proceeds from matured debt securities	-	-	2,243
Proceeds from sale of real estate	-	-	5,920
Proceeds from sale of equipment	123	2,467	1,703
Acquisitions, net of cash acquired	(9,990)	-	(59,092)
Other, net	(48)	(279)	(259)
Net cash used by investing activities	(13,853)	(5,867)	(56,055)
Financing activities:
Proceeds from issuance of debt	-	74	902
Principal payments on long-term debt and notes payable	(498)	(808)	(452)
Advances on revolving line of credit	43,819	64,717	48,218
Payments on revolving line of credit	(51,819)	(67,751)	(20,184)
Other, net	(64)	589	76
Net cash (used) provided by financing activities	(8,562)	(3,179)	28,560
Net increase (decrease) in cash and cash equivalents	2	(53)	(24,329)
Cash and cash equivalents, beginning of year	29	82	24,411
Cash and cash equivalents, end of year	$31	$29	$82

Supplemental disclosures of cash flow information:
Interest paid	$1,518	$1,675	$1,200
Income taxes paid, net of refund received	$6,950	$8,449	$7,091

See accompanying notes to consolidated financial statements.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2009

1.  ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements included in this report have been prepared by management of LMI Aerospace, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from these estimates.

Revenue Recognition

The Company recognizes revenue for sales of products and related services when products are delivered and services are rendered, the price is fixed or determinable, and collection is reasonably assured.

The majority of the Aerostructures segment’s revenues are generated under units of delivery contracts.  Revenue for units of delivery contracts is recognized at contractual prices as units are delivered.  For long-term contracts requiring development and delivery of multiple units of product over more than one year, the Company incurs and defers, as part of inventory, certain costs which are specific to the contract and will be recouped as part of the unit cost charged to the customer under the contract.  Such costs are charged to cost of product sales ratably as the manufactured units are shipped pursuant to the contract.  Changes in the estimated number of units expected to be delivered under such contracts result in prospective adjustments of the ratable charge-off of deferred inventoriable costs per unit shipped.  Should the remaining inventoriable costs plus estimated costs of production of units yet to be shipped under the contract exceed estimated future contract revenues, the resulting full loss is recognized in the period it becomes probable and estimable.  No such loss was recognized in 2009 or 2008.  The Company had no such contract in progress at December 31, 2007.

The majority of the Engineering Services segment’s revenues are generated under cost-plus reimbursement contracts.  Revenue for cost-plus reimbursement contracts is recognized as labor hours and direct costs are incurred.  Such revenues include the value of labor hours at pre-negotiated rates, estimated overhead and general and administrative costs allocable to the contract based on applicable rates for each quarter, actual direct incidental costs, and a pre-negotiated fee markup or margin.

For certain long-term fixed price design and development contracts, the Company applies the percentage of completion method of contract accounting.  The cost-to-cost method is used to measure progress toward completion.  Under the cost-to-cost method of accounting, the Company recognizes sales based on the ratio of costs incurred to the estimate of total costs at completion.  Should estimated total costs at completion exceed the estimated total revenue, the anticipated full loss is recognized in the period in which it is estimated.  No such loss was recognized in 2009.  The Company had no such contract in progress at December 31, 2008 and 2007.

Pre-Production Costs

Except for costs incurred under certain long-term contracts as discussed in “Revenue Recognition” above, all design and development costs are expensed as incurred unless there is a contractual agreement that provides for reimbursement of design and development costs.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2009
Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits in transit and all highly liquid investment instruments with an initial maturity of three months or less.

Inventories

The Company’s inventories are stated at the lower of cost or market and utilize actual costs for raw materials and an average cost for work in process, manufactured and purchased components and finished goods. The Company evaluates the inventory carrying value and reduces the carrying costs based on customer activity, estimated future demand, price deterioration, and other relevant information. The Company’s customer demand is unpredictable and may fluctuate due to factors beyond the Company’s control. The Company, therefore, maintains an inventory allowance for potential obsolete and slow moving inventories and for gross inventory items carried at costs higher than their potential market values.  In addition, inventoried costs include capitalized contract costs relating to programs and contracts with long-term production cycles, a portion of which is not expected to be realized within one year.  See further discussion regarding deferred long-term contract costs under “Revenue Recognition.”

Allowance for Doubtful Accounts

The allowance for doubtful accounts receivable reflects the Company’s best estimate of probable losses inherent in its accounts receivable. The basis used to determine this value is derived from historical experience, specific allowances for known troubled customers and other currently available information.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Estimated useful lives for buildings, machinery and equipment, and purchased software are 20 years, 4 to 10 years and 3 years, respectively.

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

Deferred Gain on Sale of Real Estate

On December 28, 2006, the Company entered into an agreement with a third party to sell and lease back certain of its real estate properties for $10,250.  The amount of the sale price in excess of book value for these properties of $4,242 was deferred and is being amortized over the term of the leases of 18 years on a straight-line basis.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2009
Share-Based Compensation

The Company recognizes compensation expense for share-based payment transactions in the financial statements at their fair value.  The expense is measured at the grant date, based on the calculated fair value of the share-based award, and is recognized over the requisite service period (generally the vesting period of the equity award).

Income Taxes

Provisions for federal and state income taxes are calculated on reported net income before income taxes based on current tax law and also include, in the current period, the cumulative effect of any changes in tax rates from those used previously in determining deferred tax asset and liabilities.  Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes.  Significant judgment is required in determining income tax provisions and evaluating tax positions.

The accounting for uncertainty in income taxes requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  The Company records a liability for the difference between the benefit recognized and measured for financial statement purposes and the tax position taken or expected to be taken on our tax return.  To the extent that management’s assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made.

The Company’s unrecognized tax benefits as of December 31, 2009 and 2008 are immaterial.  The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2009.  Tax related interest and penalties are classified as a component of income tax expense.  The Company has no material interest or penalties relating to income taxes recognized on the balance sheets as of December 31, 2009 and 2008.  As of December 31, 2009, returns for calendar years 2002 through 2008 remain subject to examination by the Internal Revenue Service and/or various state tax jurisdictions.

Financial Instruments

Fair values of the Company’s long-term obligations approximate their carrying values as the applicable interest rates approximate the current market rates. The Company’s other financial instruments have fair values that approximate their respective carrying values due to their short maturities or variable rate characteristics.

Recent Accounting Pronouncements

In October 2009, an update was made by the Financial Accounting Standards Board (the “FASB”) in revenue arrangements with multiple deliverables.  It provides amendments to the criteria for separating consideration in multiple-deliverable arrangements.  This standard establishes a selling price hierarchy for determining the selling price of a deliverable.  This standard will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company elected to adopt this change on January 1, 2010.  The adoption did not have a significant impact on the Company’s consolidated financial statements.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2009
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

In May 2009, the FASB issued new accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued.  The new guidance also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  The new accounting guidance was effective for the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2009, and is being applied prospectively.  In February 2010, the FASB issued an amendment to remove all requirements for SEC filers to disclose the date through which subsequent events are considered.  The amendment is effective as of February 2010.  This change in accounting policy had no impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued changes to fair value disclosures of financial instruments.  These changes require disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  The Company adopted the interim disclosure requirements effective June 30, 2009; however, this adoption did not have a significant impact on the Company’s consolidated financial statements.

In December 2007, the FASB amended its guidance on accounting for business combinations.  Among other things, the new guidance amends the principles and requirements regarding how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquired company and the goodwill acquired.  It also established new disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  In April 2009, the FASB issued a staff position amending and clarifying the new business combination standard to address application issues associated with recognition, measurement, subsequent accounting and disclosure of assets and liabilities arising from contingencies in a business combination.  These new accounting guidance resulted in a change in the Company’s accounting policy effective January 1, 2009 and is being applied prospectively to all business combinations subsequent to the effective date.  See discussion in Note 2 on the impact of adopting these new guidance on the Company’s consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior period financial statements in order to conform to the current period presentation.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2009
2.  ACQUISITIONS

Intec Acquisition

On January 16, 2009, the Company acquired all of the shares of capital stock of Integrated Technologies, Inc. (“Intec”), an Everett, Washington-based provider of advanced materials testing, manufacturing and design services to the aerospace, defense and transportation industries.  Intec’s primary business is designed to support composite testing, manufacturing and research by analyzing new and existing materials, including organic matrix composites, ceramics, metal matrix composites and metal.  The acquisition was funded by the Company’s existing credit facility and was accounted for in accordance with the new guidance related to business combinations that was effective January 1, 2009.  Operating results of Intec have been included in the Company’s Aerostructures segment from the date of acquisition, and acquisition related costs were expensed.  The pro-forma operating results, as if the Company had completed the acquisition at the beginning of the periods presented, are not significant to the Company’s operations and are not presented.

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

The following table summarizes the purchase price allocation for Intec at the date of acquisition:

Cash acquired	$1,010
Other current assets	850
Fixed assets	812
Intangible assets	7,139
Goodwill	6,194
Current liabilities assumed	(1,092)
Long-term liabilities assumed	(3,913)
Cost of acquisition	$11,000

           The anticipated synergies from the transaction have resulted in the goodwill indicated above.  Of the $7,139 acquired intangible assets, $4,904 was assigned to customer relations with an original estimated useful life of 15 years; $1,680 was assigned to proprietary technology with a weighted average estimated useful life of 9.5 years; and the remaining $555 consists of trademarks and non-compete agreements and have a weighted average useful life of 5.8 years.  The fair value of the customer relationships and non-compete agreements was determined using the discounted cash flow method.  The fair value of the trademarks and proprietary technologies was determined using the relief from royalty method.  Included in long-term liabilities assumed was $1,235 of contingent consideration, representing the fair value of the amount payable to former Intec shareholders if certain sales targets are achieved by Intec for the two-year period ending December 31, 2010 or if proceeds from the sale of certain portions of Intec exceed a pre-established threshold within the same two-year period.  The amount of contingent consideration is limited to $1,500.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2009
D3 Acquisition

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

The following table presents unaudited pro forma consolidated operating results for the Company for the year ended December 31, 2007 as if D3 Technologies had been acquired as of the beginning of that year:

Year Ended
December 31,
2007
Net sales	$210,606
Net earnings	$13,517
Basic earnings per share	$1.21
Diluted earnings per share	$1.20

The following table summarizes the purchase price allocation for D3 Technologies at the date of acquisition:

Current assets	$17,603
Fixed assets	3,000
Intangible assets	16,858
Goodwill	42,908
Current liabilities assumed	(8,656)
Long-term liabilities assumed	(5,052)
Cost of acquisition	$66,661

The intangible assets of D3 represented a significant portion of its value, which came from its customer relationships and trademark.  In addition to those intangible assets, there are also significant value of assembled workforce and synergies between the manufacturing capabilities of the Company and the design and engineering expertise of D3, which resulted in the goodwill recorded above.  Of the $16,858 acquired intangibles assets, $4,222 was assigned to registered trademarks that are not subject to amortization, and $12,636 was assigned to customer relations with an original estimated useful life of 15 years.

Change in Accounting for Business Combinations

On January 1, 2009, the Company adopted the new accounting guidance for business combinations completed subsequent to the date of adoption.  The Intec acquisition was accounted for under the new guidance while the D3 Acquisition was accounted for using the historical guidance. As a result, the Company expensed $239 acquisition costs as incurred and recognized $1,235 of contingent consideration at the acquisition date, which may result in gains or losses in future statements of income depending on final settlement of the contingent consideration.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2009
3.  INVENTORIES

Inventories consist of the following:

	December 31,
	2009	2008

Raw materials	$7,256	$9,078
Work in progress	8,133	11,193
Manufactured and purchased components	10,539	16,437
Finished goods	16,607	21,730
Product inventory	42,535	58,438
Capitalized contract costs	3,168	3,955
Total inventories	$45,703	$62,393

These amounts include reserves for obsolete and slow moving inventory of $2,228 and $1,838 and a reserve for lower of cost or market of $286 and $135 as of December 31, 2009 and 2008, respectively.  Inventoried costs include capitalized contract costs relating to programs and contracts with long-term production cycles, a portion of which is not expected to be realized within one year.  The Company believes these amounts will be fully recovered.

4.  PROPERTY, PLANT AND EQUIPMENT

	December 31,
	2009	2008

Land	$67	$67
Buildings and improvements	589	199
Machinery and equipment	50,050	47,322
Leasehold improvements	4,796	3,790
Software and other	9,546	7,305
Construction in progress	239	2,694
Total gross property, plant and equipment	65,287	61,377
Less accumulated depreciation	(45,965)	(41,274)
Total net property, plant and equipment	$19,322	$20,103

Depreciation expense (including amortization expense on software) recorded by the Company totaled $5,409, $5,205 and $3,698 for 2009, 2008 and 2007, respectively.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2009
5.  GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table summarizes goodwill balances by segment at December 31, 2009 and 2008, respectively:

		Engineering
	Aerostructures	Services	Total

Balance at December 31, 2007	$5,653	$43,017	$48,670
Goodwill impairment (Tempco)	(2,303)	-	(2,303)
Measurement period adjustment (D3)	-	(109)	(109)
Balance at December 31, 2008	3,350	42,908	46,258
Acquired goodwill (Intec)	6,194	-	6,194
Goodwill impairment (Tempco)	(3,350)	-	(3,350)
Balance at December 31, 2009	$6,194	$42,908	$49,102

Goodwill balance at December 31, 2009 consisted of $42,908 from the acquisition of D3 Technologies in July 2007 and $6,194 from the acquisition of Intec in January 2009.  Goodwill balance at December 31, 2008 consisted of $42,908 from the acquisition of D3 Technologies and $3,350 from the acquisition of Tempco Engineering, Inc. (“Tempco”) in April 2001.  Goodwill balance at December 31, 2007 consisted of $43,017 from the acquisition of D3 Technologies and $5,653 from the acquisition of Tempco.  Goodwill recorded as a result of the Intec and D3 Technologies acquisitions is not deductible for tax purposes.  Goodwill recorded as a result of the Tempco acquisition is tax deductible.  The Company performed goodwill impairment analyses as of October 1, 2009 and 2008 using the expected present value of future cash flows. Operating results of the Tempco reporting unit, which is part of the Aerostructures segment, whose performance in fiscal 2008 resulted in a $2,303 goodwill impairment charge, continued to be impacted by the effect of the global economic downturn on its major customers.  Due to continued deterioration in the financial performance of this reporting unit during 2009, it was determined that the remaining $3,350 goodwill of the reporting unit was impaired as of October 1, 2009.

Intangible Assets

Intangible assets primarily consist of trademarks and customer intangibles resulting from the acquisitions of Intec, D3 Technologies and Versaform Corporation. The trademark of $4,222 that resulted from acquisition of D3 Technologies was determined to have an indefinite life. The remaining trademark resulted from the acquisition of Intec and have a weighted average original estimated useful life of 6.7 years. Customer intangibles have an original estimated useful life of 15 to 16 years.  Other intangible assets have a weighted average original estimated useful life of 8.5 years. The carrying values were as follows:

	December 31,
	2009	2008

Trademarks	$4,582	$4,222
Customer intangible assets	21,515	16,610
Other	2,082	160
Accumulated amortization	(5,214)	(3,131)
Intangible assets, net	$22,965	$17,861

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2009
Intangibles amortization expense for 2009, 2008 and 2007 was $2,083, $1,727 and $855, respectively. Amortization expense for 2008 includes a charge of $288, which represents the remaining balance of customer intangibles resulting from the acquisition of Technical Change Associates, Inc. (“TCA”) in 2006. As of December 31, 2008, the Company ceased operations of TCA.  No other significant charges are expected to be incurred.

Estimated annual amortization expense for these intangibles is as follows:

Year ending December 31,
2010	$2,141
2011	2,136
2012	2,125
2013	2,042
2014	1,923
Thereafter	8,376
Nonamortizeable	4,222
$22,965

6.  ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2009	2008

Accrued payroll	$963	$841
Accrued bonus	1,044	1,528
Accrued vacation & holiday	2,010	2,066
Accrued employee benefits	1,098	1,315
Accrued customer rebates	-	1,095
Accrued legal & accounting fees	469	532
Accrued operating lease obligations	1,056	911
Accrued building improvement costs	326	461
Accrued workers' comp	406	84
Other	717	1,103
Total accrued expenses	$8,089	$9,936

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2009
7.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consist of the following:

	December 31,
	2009	2008

Capital lease obligations	$245	$347
Revolving line of credit	17,000	25,000
Notes payable, principal and interest payable
monthly, at fixed rates, ranging from 2.78% to 10.70% at December 31, 2009 and 1.67% to 10.70% at December 31, 2008	291	687
Total debt	17,536	26,034
Less current installments	326	498
Total	$17,210	$25,536

During 2007, the Company entered into a senior secured revolving credit facility in an aggregate principal amount of up to $80,000, of which $17,000 was utilized at December 31, 2009. Borrowings under the credit facility are secured by substantially all of the Company’s assets and bear interest at either (a) the “base rate” (the higher of the federal funds rate plus one-half of one percent or the prime commercial lending rate) plus the applicable interest margin ranging from 0.125% to 1.0%, depending upon the Company’s total leverage ratio at the end of each quarter, or (b) the LIBOR rate plus an applicable interest margin ranging from 1.125% to 2.0%, depending upon the Company’s total leverage ratio at the end of each quarter.  If the Company elects to borrow under the LIBOR rate, interest periods range from one to twelve months. The maturity date of the credit facility, which is subject to acceleration upon breach of the financial covenants (consisting of a maximum total leverage ratio and a minimum fixed charge coverage ratio) and other customary non-financial covenants contained in the credit agreement, is July 31, 2012.    In addition, the Company entered into a line of credit agreement in 2007 providing a revolving credit facility in the amount of up to $1,000 at the base rate plus 1.125%, of which none was utilized at December 31, 2009 and 2008, respectively.  At December 31, 2009, the “base rate” was 3.250% and the applicable margin was 0.375%.  The LIBOR rate ranged from 2.00% to 2.07% for various notes the Company carried, and the applicable margin was 1.375%. As these borrowings are at variable interest rates, the fair value of these borrowings approximates book value.

The Company has also entered into various notes payable and capital lease agreements for the purchase of certain equipment and software. The notes are secured by the underlying assets and payable in monthly installments including interest rates ranging from 2.78% to 10.70% through January 2012.

Maturities

The aggregate maturities of long-term debt as of December 31, 2009 are as follows:

Year ending December 31:
2010	$326
2011	181
2012	17,029
$17,536

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2009
8.  TREASURY STOCK TRANSACTIONS

The Company issued 4,900, 21,600 and 4,044 shares from treasury stock in 2009, 2008 and 2007, respectively, in conjunction with the exercise of certain employees’ options but did not purchase any shares during those years.

9.  EARNINGS PER COMMON SHARE

Basic net income per common share is based upon the weighted average number of common shares outstanding.  Diluted net income per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect of stock options and restricted stock, using the treasury stock and if-converted methods.  The number of dilutive shares for the years ended December 31, 2009, 2008, and 2007 attributable to stock options and restricted stock was 36,081, 102,772, and 131,090, respectively.  A weighted average of 78,621 and 41,207 shares of non-vested restricted stock under the Company’s share-based compensation plan was excluded from the computation of 2009 and 2008 diluted net income per common share because the grant date fair value was greater than the average market price of the common shares during the respective reporting periods, causing such shares to have an anti-dilutive effect on earnings per share. There were no anti-dilutive shares of non-vested restricted stock for the year ended December 31, 2007.

10.  COMMITMENTS AND CONTINGENCIES

The Company leases certain facilities and equipment under various non-cancelable operating lease agreements that expire at various dates through 2025. At December 31, 2009, the future minimum lease payments under operating leases with initial non-cancelable terms in excess of one year are as follows:

Year ending December 31:
2010	$6,093
2011	5,683
2012	4,464
2013	4,287
2014	2,902
Thereafter	14,750
$38,179

Rent expense totaled $7,048, $6,347 and $5,055 in 2009, 2008 and 2007, respectively.

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

The Company has entered into employment agreements with certain members of senior management, the terms of which expire on January 1, 2011. The terms of these agreements are up to three years, include non-compete and nondisclosure provisions, and provide for defined severance payments in the event of termination.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2009
11.  DEFINED CONTRIBUTION PLANS

The Company sponsored three defined contribution plans in 2009: the LMI Profit Sharing and Savings Plan (the “LMI Plan”), the D3 Technologies, Inc. 401(k) Plan (the “D3 Plan”) and the Integrated Technologies, Inc. 401(k) Plan (the “Intec Plan”).  On December 28, 2009, the D3 Plan was merged into the LMI Plan.  The LMI Plan, which now covers virtually all of the employees of the Aerostructures segment and Engineering Services segment, is a profit sharing plan that allows discretionary profit sharing contributions by the Company.  The LMI Plan also includes a 401(k) component which allows employee deferrals and a discretionary matching contribution component, in which the Company may make contributions based upon a percentage of employee contributions up to a maximum of $1,000 annually per employee (dollars not in thousands).  Employee deferrals and matching contributions to the LMI Plan are fully vested to the employee immediately upon contribution.  Profit sharing contributions by the Company to the LMI Plan become vested over time and are fully vested after six years.  No profit sharing contributions have been made to the LMI Plan for 2009, 2008, or 2007.  The D3 Plan was a profit sharing plan and also included a 401(k) component which allowed employee deferrals.  Profit sharing contributions to the D3 Plan were discretionary and became fully vested after six years.  The Intec Plan also allows the Company to match the employees’ deferral based on a percentage of employee contributions up to a maximum of 4% of eligible wages.  The Company’s contribution to the Intec Plan becomes fully vested after five years.  The Company recognized costs for matching contributions to the LMI Plan and D3 Plan totaling $660, $1,024, and $797 in 2009, 2008, and 2007, respectively.

12.  STOCK-BASED COMPENSATION

On July 7, 2005, the Company’s shareholders approved the LMI Aerospace, Inc. 2005 Long-term Incentive Plan (the “Plan”). The Plan provides for the grant of non-qualified stock options, incentive stock options, shares of restricted stock, restricted stock units, stock appreciation rights, performance awards and other stock-based awards and cash bonus awards to employees and directors.  The Company did not grant any share-based grants or awards, except for restricted stock awards as disclosed below during the years ended December 31, 2009, 2008, and 2007.  A summary of stock option activity under the Company’s share-based compensation plans is presented below:

Stock Options	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2009	63,890	2.81
Granted	-	-
Exercised	(34,380)	2.78
Forfeited or expired	(1,300)	4.50
Outstanding at December 31, 2009	28,210	2.78

All outstanding stock options were exercisable at December 31, 2009. The aggregate intrinsic value of vested stock options was $297 at December 31, 2009, which options had a weighted average remaining life of 0.7 years at December 31, 2009. The aggregate intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007, based upon the market price on exercise date, were $210, $755 and $105, respectively.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2009
The following table summarizes information about stock options outstanding at December 31, 2009:

Range of Exercise Prices	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.96 - $2.90	25,710	0.5	$2.46
$4.36 - $6.06	2,500	2.4	6.06
Total	28,210	0.7	$2.78

A summary of the activity for non-vested restricted stock awards under the Company’s share-based compensation plans is presented below:

	2009		2008		2007
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1	294,774	$22.78	273,876	$21.27	37,000	$12.85
Granted	91,524	10.48	74,484	24.33	241,426	22.43
Vested	(48,353)	20.64	(43,554)	15.70	(4,550)	14.16
Forfeited	(43,623)	16.78	(10,032)	23.79	-	-
Outstanding at December 31	294,322	$20.19	294,774	$22.78	273,876	$21.27

Restricted stock awards generally vest over three to five years.  Total unrecognized compensation costs related to non-vested restricted stock awards granted under the Plan were $2,525 and $3,972 as of December 31, 2009 and 2008, respectively. These costs are expected to be recognized over a weighted average period of 1.7 years and 2.2 years, respectively. The fair value of restricted stocks vested during the years ended December 31, 2009, 2008 and 2007, based on market price on vesting date was $566, $1,049 and $72, respectively.

Common stock compensation expense related to restricted stock awards granted under the Plan was $1,672, $2,210 and $1,084 for the years ended December 31, 2009, 2008 and 2007, respectively. The tax benefit (expense) realized for the tax deductions from stock awards totaled $(159), $107, and $3 for the years ended December 31, 2009, 2008, and 2007, respectively.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2009
13.  INCOME TAXES

The temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred income tax assets and liabilities are as follows:

	December 31,
	2009	2008
Current deferred tax assets (liabilites):
Accrued vacation	$555	$615
Inventories	2,117	1,901
Stock award	1,192	984
Other	(65)	19
Total current deferred tax assets (liabilities)	3,799	3,519

Long-term deferred tax assets (liabilities):
Depreciation	(3,116)	(3,416)
Amortization of intangibles	(4,784)	(3,662)
Gain on sale of real estate	1,274	1,358
Long-term contract costs	(1,140)	-
Other	220	(92)
Total long-term deferred tax assets (liabilities)	(7,546)	(5,812)
Net deferred tax assets (liabilities)	$(3,747)	$(2,293)

The Company’s income tax provision attributable to income before income taxes consisted of the following for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Federal:
Current	$6,537	$8,831	$6,156
Deferred	(1,089)	(949)	482
	5,448	7,882	6,638

State
Current	494	815	687
Deferred	(99)	(86)	44
	395	729	731
Provision for income taxes	$5,843	$8,611	$7,369

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense attributable to income before cumulative effect of change in accounting principle is as follows:

	2009	2008	2007
Federal taxes	$5,599	$8,357	$7,184
State and local taxes, net of federal benefit	395	729	731
Production deduction	(196)	(323)	(306)
Research and experimental and other tax credits	(189)	(160)	(113)
Other	234	8	(127)
Provision for income taxes	$5,843	$8,611	$7,369

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2009
14.  CUSTOMER AND SUPPLIER CONCENTRATION

Direct sales to our top four customers, Spirit AeroSystems, The Boeing Company, Gulfstream Aerospace Corporation and Aviation Partners Boeing, accounted for 22.1%, 15.4%, 14.2% and 10.4% of our total revenues in 2009, respectively. Accounts receivable balances related to these customers were 21.9%, 5.8%, 11.9% and 4.9% of the accounts receivable balance at December 31, 2009, respectively.

Direct sales to our top four customers, Spirit AeroSystems, Gulfstream Aerospace Corporation, The Boeing Company and Vought Aircraft Industries, accounted for 22.1%, 19.4%, 19.0% and 10.1% of our total revenues in 2008, respectively. Accounts receivable balances related to these customers were 25.7%, 15.3%, 9.2% and 8.9% of the accounts receivable balance at December 31, 2008, respectively.

Direct sales to our top three customers, Gulfstream Aerospace Corporation, Spirit AeroSystems and The Boeing Company, accounted for 25.8%, 15.8% and 11.1% of our total revenues in 2007, respectively.

The Company did not have any sales to a foreign country greater than 5% of its total sales in 2009, 2008 and 2007, respectively.  The amounts of profitability and identifiable assets attributable to foreign sales activity are not material when compared with revenue, profitability, and identifiable assets attributed to United States domestic operations during 2009, 2008 and 2007.

The Company purchased approximately 57%, 64% and 66% of the raw materials used in production from three suppliers in 2009, 2008 and 2007, respectively.  In 2009, the Company increased its capability to integrate components into higher level aerospace assemblies and to provide point of use kitting.  As a result, there was an increase in the use of third party suppliers for the purchase of strategic components.  During 2009, we purchased approximately 46% of the procured parts used in assembled products from three suppliers.

15.  BUSINESS SEGMENT INFORMATION

The Company is organized into two reportable segments: the Aerostructures segment and the Engineering Services segment.  The Aerostructures segment, comprised of all of the Company’s operations other than D3 Technologies, assembles, kits, fabricates, machines, finishes and integrates formed, close-tolerance aluminum and specialty alloy components and sheet metal products primarily for use by the aerospace and semiconductor industries. Since January 2009, the operating results of Intec have also been included in the operating results of the Aerostructures segment.  The Engineering Services segment, comprised of the operations of D3 Technologies, provides a complete range of design, engineering and program management services supporting aircraft lifecycles from conceptual design, analysis and certification through production support, fleet support and service life extensions via a complete turnkey engineering solution. The operating results of D3 Technologies are included in the Company’s results from the date of acquisition.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2009
Corporate assets, liabilities and expenses related to the Company’s corporate offices, except for interest expense and income taxes, primarily support the Aerostructures segment.  The table below presents information about reported segments on the basis used internally to evaluate segment performance:
	2009	2008	2007

Net sales:
Aerostructures	$160,071	$150,804	$138,101
Engineering Services	81,585	89,909	30,401
Eliminations	(460)	(1,251)	-
	$241,196	$239,462	$168,502

Gross profit
Aerostructures	$37,268	$42,745	$39,979
Engineering Services	15,683	18,482	4,935
Eliminations	-	(112)	-
	$52,951	$61,115	$44,914

Income from operations:
Aerostructures	$9,219	$16,392	$19,234
Engineering Services	8,392	9,384	2,214
Eliminations	-	(92)	-
	$17,611	$25,684	$21,448

Depreciation, amortization and other charges:
Aerostructures (1)	$8,168	$6,790	$3,674
Engineering Services	2,719	2,490	934
	$10,887	$9,280	$4,608

(1) Includes a $3,350 and $2,303 charge for impairment of goodwill in 2009 and 2008, respectively.

Interest income (expense):
Aerostructures	$(11)	$-	$-
Engineering Services	(15)	(28)	(16)
Corporate	(1,597)	(1,787)	(886)
	$(1,623)	$(1,815)	$(902)

Capital expenditures:
Aerostructures	$3,045	$6,357	$6,201
Engineering Services	893	1,698	369
	$3,938	$8,055	$6,570

Goodwill:
Aerostructures	$6,194	$3,350
Engineering	42,908	42,908
	$49,102	$46,258

Total assets:
Aerostructures	$107,980	$108,852
Engineering	72,237	71,866
	$180,217	$180,718

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2009
16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

2009	First	Second	Third	Fourth
Net sales	$64,002	$62,829	$58,749	$55,616
Gross profit	$14,586	$13,383	$12,308	$12,674
Net income	$3,354	$3,209	$2,788	$804
Amounts per common share:
Net income	$0.30	$0.28	$0.25	$0.07
Net income - assuming dilution	$0.30	$0.28	$0.25	$0.07

2008	First	Second	Third	Fourth
Net sales	$60,417	$64,904	$61,941	$52,200
Gross profit	$15,623	$16,671	$16,883	$11,938
Net income	$4,476	$5,027	$5,180	$585
Amounts per common share:
Net income	$0.40	$0.45	$0.46	$0.05
Net income - assuming dilution	$0.40	$0.45	$0.46	$0.04

LMI AEROSPACE, INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(Dollar amounts in thousands)
December 31, 2009

		Additions		Deductions
	Beginning Balance	Charge to Cost/ Expense	Other Charge to Cost/ Expense (1)	Write-offs net of Recoveries	Ending Balance
Reserve for Accounts Receivable
Year ended December 31, 2007	$311	$150	$146	$(315)	$292
Year ended December 31, 2008	$292	$43	$-	$(31)	$304
Year ended December 31, 2009	$304	$(48)	$20	$3	$279

Reserves for Inventory
Year ended December 31, 2007	$2,187	$874	$-	$(1,662)	$1,399
Year ended December 31, 2008	$1,399	$1,217	$-	$(643)	$1,973
Year ended December 31, 2009	$1,973	$1,940	$-	$(1,399)	$2,514

(1)  Represents reserve acquired with D3 Technologies in July 2007 and Intec in January 2009.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Audit Committee of the Board of Directors of the Company conducted a competitive process to select a firm to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.  The Audit Committee invited several national firms to participate in this process, including BDO Seidman, LLP (“BDO Seidman”), the Company’s independent registered public accounting firm since December 29, 2003.

As a result of this process, on June 23, 2009, the Audit Committee approved the engagement of PricewaterhouseCoopers LLP ("PwC") as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009 and dismissed BDO Seidman from that role on that date.

BDO Seidman’s audit reports on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2008 and 2007 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2008 and 2007, respectively, and through June 23, 2009, there were (i) no disagreements between the Company and BDO Seidman on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO Seidman, would have caused BDO Seidman to make reference to the subject matter of the disagreement in its reports on the financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided BDO Seidman with a copy of the disclosure it made in its Report on Form 8-K filed on June 26, 2009 prior to the time the Report was filed with the Securities and Exchange Commission.  The Company requested that BDO Seidman furnish a letter addressed to the SEC stating whether or not it agrees with the statements made in the Report on Form  8-K.  A copy of BDO Seidman’s letter dated June 25, 2009 was attached as Exhibit 16.1 to such Form 8-K and is incorporated herein by reference.

In deciding to engage PwC, the Audit Committee reviewed auditor independence and existing commercial relationships with PwC and concluded that PwC has no commercial relationship with the Company that would impair its independence.  In the fiscal years ended December 31, 2008 and 2007, respectively, and through June 23, 2009, neither the Company nor anyone acting on its behalf has consulted with PwC on any of the matters or events set forth in Item 304(a)(2) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2009.  Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Management, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, assessed the Company’s internal control over financial reporting as of December 31, 2009, as required by Section 404 of the Sarbanes-Oxley Act of 2002, based on the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework,” adopted by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting is effective.

PricewaterhouseCoopers, LLP, our independent registered public accounting firm, has issued an audit report on our internal control over financial reporting which is included in Item 8.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the three month period ending December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information regarding our directors required by Item 401 of Regulation S-K and the information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) required by Item 405 of Regulation S-K will be included in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s 2010 Annual Meeting of Shareholders and is incorporated herein by this reference.

The following is a list of our current executive officers, their ages, their positions with us and their principal occupations for at least the past five years.

Name	Age	Position

Ronald S. Saks	66	Chief Executive Officer, President and Director

Ryan P. Bogan	35	Vice President of the Company and President and Chief Executive Officer of D3 Technologies, Inc., a wholly-owned subsidiary of the Company

Lawrence E. Dickinson	50	Vice President, Chief Financial Officer and Secretary

Robert Grah	55	Acting Chief Operating Officer – Aerostructures Segment, Vice President – Central Region

Michael J. Biffignani	54	Chief Information Officer/Director of Supplier Management and Procurement

Cynthia G. Maness	59	Vice President of Human Resources and Organizational Development

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

Robert Grah. Mr. Grah, who is now the Acting Chief Operating Officer – Aerostructures segment, has served as Vice President - Central Region from December 2002 until January 2010. Mr. Grah joined the Company in 1984 as Production Control Manager. Mr. Grah has held various management positions with us, including Purchasing and Contracts Manager, Maintenance Manager, Facilities Manager and General Manager of LMI Finishing, Inc. until December 2002. Prior to joining us, Mr. Grah was a supervisor for Associated Transports, Inc. and a manager for Beneficial Finance.

Michael J. Biffignani. Mr. Biffignani has served as our Chief Information Officer since 1999 and currently is responsible for information technology and the program management office (PMO) to support readiness of the design-build projects. He also served as the Director of Supplier Management and Procurement since 2002. Prior to joining us, Mr. Biffignani held several positions at The Boeing Company in Information Technology and Business Management and prior thereto he served as an engineer and materials manager for the Sony Corporation from 1979 to 1983.

Cynthia G. Maness. Ms. Maness was appointed as Vice President of Human Resources and Organizational Development in 2008.  Ms. Maness joined the Company in 1990 as Human Resources Manager for Leonard’s Metal, Inc. Prior to joining us, Ms. Maness served in human resources management roles for the law firm of Peper, Martin, Jensen, Maichel & Hetlage, the City of Ballwin, and Fontbonne College.

The Company has adopted a Code of Business Conduct and Ethics that applies to all of our executive officers and employees and our Board of Directors, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial and principal accounting officer).

The Board of Directors has established an Audit Committee within the meaning of Section 3(a)(58)(A) of the Exchange Act.  The Audit Committee currently consists of Mr. John M. Roeder (Chairman), Mr. John S. Eulich, Mr. Thomas Unger and Ms. Judith W. Northup, each an independent director in accordance with The Nasdaq Stock Market Marketplace Rule 4200(a)(15).  In addition, the Board of Directors has determined that each member of the Audit Committee is independent under the standards of Rule 10A-3 of the Exchange Act and the requirements of The Nasdaq Stock Market Marketplace Rule 4350(d)(2) and that Mr. Roeder qualifies as an audit committee financial expert under Item 407(d)(5) of Regulation S-K.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by Item 402 of Regulation S-K regarding the compensation of the Company's directors and executive officers will be included in itsdefinitive proxy statement to be filed pursuant to Regulation 14A for the Company’s 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by Item 407(e)(4) and (e)(5) of Regulation S-K will be included in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s 2010 Annual Meeting of Shareholders under the captions “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 403 of Regulation S-K regarding the security ownership of our beneficial owners and our management and the information required by Item 201(d) of Regulation S-K regarding our equity compensation plans will be included in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s 2010 Annual Meeting of Shareholders and is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 407(a) of Regulation S-K regarding director independence and Item 404 regarding transactions with related persons will be included in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information contained under the caption “Fees Billed by Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s 2010 Annual Meeting of Shareholders, which involves the election of directors, is incorporated herein by this reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Charles and State of Missouri on the 12th day of March, 2010.

LMI AEROSPACE, INC.

By:	/s/ Ronald S. Saks
Ronald S. Saks President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ronald S. Saks
Ronald S. Saks	Chief Executive Officer, President, and Director (Principal Executive Officer)	March 12, 2010
/s/ Lawrence E. Dickinson
Lawrence E. Dickinson	Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 12, 2010
/s/ Joseph Burstein
Joseph Burstein	Chairman of the Board, and Director	March 12, 2010
/s/ Sanford S. Neuman
Sanford S. Neuman	Assistant Secretary and Director	March 12, 2010
/s/ Thomas Unger
Thomas Unger	Director	March 12, 2010

/s/ John M. Roeder
John M. Roeder	Director	March 12, 2010

/s/ John S. Eulich
John S. Eulich	Director	March 12, 2010

/s/ Judith W. Northup
Judith W. Northup	Director	March 12, 2010

EXHIBIT INDEX

Exhibit Number	Description
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

3.4	Amendment to the Registrant’s Amended and Restated Bylaws filed as Exhibit 3.1 to the Registrant’s Form 8-K filed June 26, 2009 and incorporated herein by reference.

4.1	Form of the Registrant’s Common Stock Certificate previously filed as Exhibit 4.1 to the Form S-1 and incorporated herein by reference.

10.1
Lease Agreement dated December 7, 2005 between Inmobiliaria LA Rumorosa S.A. de C.V. and Ivemsa S.A. De C.V. for the premises located at A.V. Eucalipto, #2351, Col. Rivera, Modulo Cy D, C.P. 21259, Mexicali, Baja California, Mexico and filed as Exhibit 10.2 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008 and filed March 16, 2009 and incorporated herein by reference.

10.2
Lease Agreement dated May 19, 2008 between Precise Machine Partners, LLP and Acquiport DFWIP, Inc. for the premises located at 14813 Trinity Blvd., Fort Worth, Texas and filed as Exhibit 10.3 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008 and filed March 16, 2009 and incorporated herein by reference.

10.3
Lease Agreement dated May 2, 2006 between LMI Finishing, Inc. and Port Partnership, LLP for the premises located at 5270 N. Skiatook, Catoosa, Oklahoma and filed as Exhibit 10.4 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008 and filed March 16, 2009 and incorporated herein by reference.

10.4
Lease Agreement dated September 1, 2003 between Leonard’s Metal, Inc. and Kole Warehouses for the premises located at 101 Coleman, Savannah, Georgia and filed as Exhibit 10.5 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008 and filed March 16, 2009 and incorporated herein by reference.

10.5
Lease Agreement dated March 24, 1997, including all amendments, between D3 Technologies, Inc. and H.G. Fenton Company for the premises located at 4838 Ronson Court, San Diego, California and filed as Exhibit 10.6 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008 and filed March 16, 2009 and incorporated herein by reference.

10.6
Lease Agreement dated June 23, 2005 between D3 Technologies, Inc. and Quadrant Park for the premises located at 8217-8223 44th Avenue, Mukilteo, Washington and filed as Exhibit 10.7 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008 and filed March 16, 2009 and incorporated herein by reference.

10.7
Lease Agreement dated February 13, 2007 between LMI Finishing, Inc. and CIT CRE LLC for the premises located at 2104 N. 170th St. East, Tulsa, Oklahoma and filed as Exhibit 10.8 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008 and filed March 16, 2009 and incorporated herein by reference.

10.8*
Master Agreement between the Registrant and Aviation Partners Boeing, LLC filed as Exhibit 10.9 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008 and filed March 16, 2009 and incorporated herein by reference.

10.9*
Purchase Order Number 801538 as Master Agreement between the Registrant and Vought Aircraft Industries, Inc. filed as Exhibit 10.10 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008 and filed March 16, 2009 and incorporated herein by reference.

10.10+
Employment Agreement effective January 1, 2008 between the Registrant and Lawrence E. Dickinson, Chief Financial Officer of the Registrant previously filed as Exhibit 10.37 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2007 filed March 14, 2008 and incorporated herein by reference.

10.11+
Employment Agreement effective January 1, 2008 between the Registrant and Michael J. Biffignani, Chief Information Officer of the Registrant, previously filed as Exhibit 10.38 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2007 filed March 14, 2008 and incorporated herein by reference.

10.12
Lease Agreement dated May 6, 1997 between the Registrant and Victor Enterprises, LLC, including all amendments, for the leased premises located at 101 Western Avenue S., Auburn, Washington previously filed as Exhibit 10.10 to the Form S-1/A and incorporated herein by reference.

10.13
Lease Agreement dated February 1, 1995 between the Registrant and RFS Investments for the leased premises located at 2621 West Esthner Court, Wichita, Kansas previously filed as Exhibit 10.11 to the Form S-1/A and incorporated herein by reference.

10.14+	Profit Sharing and Savings Plan and Trust including amendments previously filed as Exhibit 10.12 to the Form S-1/A and incorporated herein by reference.

10.15
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

10.18
Lease Agreement dated April 2, 2001 between Tempco Engineering, Inc. and Metal Corporation for the premises located at 8866 Laurel Canyon Blvd., Sun Valley, California previously filed as Exhibit 10.28 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001 filed April 1, 2002 and incorporated herein by reference.

10.19
Memorandum of Agreement between Leonard’s Metal, Inc. and Gulfstream Aerospace dated September 3, 2003 previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed September 12, 2003 and incorporated herein by reference.

10.20
Special Business Provisions Agreement between Leonard’s Metal, Inc. and The Boeing Company dated March 20, 2003 previously filed as Exhibit 10.2 to the Registrant’s Form 8-K filed September 12, 2003 and incorporated herein by reference.

10.21
General Terms Agreement between Leonard’s Metal, Inc. and The Boeing Company previously filed as Exhibit 10.3 to the Registrant’s Form 8-K filed September 12, 2003 and incorporated herein by reference.

10.22
Lease Agreement between Nonar Enterprises and Versaform Corporation dated September 12, 2003 for the premises located at 1377 Specialty Drive, Vista, California previously filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed November 14, 2003 and incorporated herein by reference.

10.23+	2005 Long-Term Incentive Plan previously filed as Exhibit 10.1 in the Registrant’s Form 8-K filed July 13, 2005 and incorporated herein by reference.

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

10.28
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

10.30
Guaranty and Suretyship Agreement between the Registrant and CIT CRE LLC dated December 28, 2006 previously filed as Exhibit 10.4 to the Registrant’s Form 8-K filed January 3, 2007 and incorporated herein by reference.

10.31
Credit Agreement between the Registrant, Wachovia Bank, National Association (as Administrative Agent, Swingline Lender and Issuing Lender), Wells Fargo Bank, National Association (as Syndication Agent) and the other lender parties thereto dated July 31, 2007 previously filed as Exhibit 4.1 to the Registrant’s Form 8-K filed August 6, 2007 and incorporated herein by reference.

10.32+
Employment Agreement effective July 31, 2007, between the Registrant and Ryan P. Bogan previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed August 6, 2007 and incorporated herein by reference.

10.33+
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

10.35+
Employment Agreement effective January 1, 2008 between the Registrant and Robert T. Grah, Vice President of Sheet Metal Operations of the Registrant, previously filed as Exhibit 10.36 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2007 filed March 14, 2008 and incorporated herein by reference.

10.36+
Amendment to Employment Agreement effective December 31, 2008 between D3 Technologies, Inc., a wholly owned subsidiary of Registrant, and Ryan Bogan previously filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed May 11, 2009 and incorporated herein by reference.

10.37
Lease Agreement dated June 16, 2009 between Integrated Holdings, LLC and Integrated Technologies, Inc. for the premises located at 1910 Merrill Creek Parkway, Everett, WA 98203 and filed as Exhibit 10.2 of the Registrant’s Form 10-Q filed May 11, 2009 and incorporated herein by reference.

10.38+	Second Amendment to Employment Agreement effective December 31, 2008 between the Registrant and Ronald S. Saks previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed January 7, 2009 and incorporated herein by reference.

10.39+	Amendment to Employment Agreement effective December 31, 2008 between the Registrant and Robert T. Grah previously filed as Exhibit 10.3 to the Registrant’s Form 8-K filed January 7, 2009 and incorporated herein by reference.

10.40+	Amendment to Employment Agreement effective December 31, 2008 between the Registrant and Lawrence E. Dickinson previously filed as Exhibit 10.3 to the Registrant’s Form 8-K filed January 7, 2009 and incorporated herein by reference.

10.41+	Amendment to Employment Agreement effective December 31, 2008 between the Registrant and Michael J. Biffignani previously filed as Exhibit 10.3 to the Registrant’s Form 8-K filed January 7, 2009 and incorporated herein by reference.

14	Code of Business Conduct and Ethics, filed as Exhibit 14.1 to the Registrant’s Form 10-K/A for the fiscal year ended December 31, 2003 filed May 6, 2004 and incorporated herein by reference.

21.1	List of Subsidiaries of the Registrant filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP filed herewith.

23.2	Consent of BDO Seidman, LLP filed herewith.

31.1	Rule 13a-14(a) Certification of Ronald S. Saks, President and Chief Executive Officer filed herewith.

31.2	Rule 13a-14(a) Certification of Lawrence E. Dickinson, Chief Financial Officer filed herewith.

32	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 filed herewith.

_________________________________________
+	Management contract or compensatory plan or arrangement required to be filed as exhibit to this report.

*
The Company has received confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2, under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.