Form 10-Q
period 2010-03-31
LMI AEROSPACE INC
filed 2010-05-07
CIK 1059562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010.
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

On April 29, 2010, there were 11,768,169 shares of our common stock, par value $0.02 per share, outstanding.

LMI AEROSPACE, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDING MARCH 31, 2010

PART I
FINANCIAL INFORMATION
Item 1.  Financial Statements.

LMI Aerospace, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)
(Unaudited)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$310	$31
Trade accounts receivable, net of allowance of $215 at
March 31, 2010 and $279 at December 31, 2009	39,159	35,469
Inventories, net	45,692	45,703
Prepaid expenses and other current assets	2,665	2,849
Deferred income taxes	3,799	3,799
Total current assets	91,625	87,851

Property, plant and equipment, net	19,465	19,322
Goodwill	49,102	49,102
Intangible assets, net	22,428	22,965
Other assets	914	977
Total assets	$183,534	$180,217

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$8,237	$7,778
Accrued expenses	12,259	8,089
Short-term deferred gain on sale of real estate	233	233
Current installments of long-term debt and capital lease obligations	285	326
Total current liabilities	21,014	16,426

Long-term deferred gain on sale of real estate	3,248	3,307
Long-term debt and capital lease obligations, less current installments	12,152	17,210
Deferred income taxes	7,546	7,546
Other long-term liabilities	-	1,235
Total long-term liabilities	22,946	29,298

Shareholders’ equity:
Common stock, $0.02 par value per share; authorized 28,000,000
shares; issued 12,066,567 shares and 11,996,389 shares at March 31, 2010 and December 31, 2009, respectively	241	240
Preferred stock, $0.02 par value per share; authorized 2,000,000
shares; none issued at either date	-	-
Additional paid-in capital	72,288	71,375
Treasury stock, at cost, 302,072 shares at March 31, 2010
and 359,188 shares at December 31, 2009	(1,433)	(1,704)
Retained earnings	68,478	64,582
Total shareholders’ equity	139,574	134,493
Total liabilities and shareholders’ equity	$183,534	$180,217

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Sales and service revenue
Product sales	$40,244	$42,734
Service revenues	20,171	21,268
Net sales	60,415	64,002
Cost of sales and service revenue
Cost of product sales	27,776	31,566
Cost of service revenues	18,233	17,850
Cost of sales	46,009	49,416
Gross profit	14,406	14,586

Selling, general and administrative expenses	8,040	8,473
Severance and restructuring	-	362
Income from operations	6,366	5,751

Other income (expense):
Interest expense, net	(227)	(422)
Other, net	(4)	(41)
Total other income (expense)	(231)	(463)

Income before income taxes	6,135	5,288
Provision for income taxes	2,239	1,934

Net income	$3,896	$3,354

Amounts per common share:
Net income per common share	$0.34	$0.30

Net income per common share assuming dilution	$0.34	$0.30

Weighted average common shares outstanding	11,369,768	11,277,789

Weighted average dilutive common shares outstanding	11,462,302	11,306,410

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Operating activities:
Net income	$3,896	$3,354
Adjustments to reconcile net income to
net cash provided (used) by operating activities:
Depreciation and amortization	1,942	1,955
Charges for inventory obsolescence and valuation	126	314
Restricted stock compensation	467	526
Other noncash items	(118)	(50)
Changes in operating assets and liabilities, net of
acquired businesses:
Trade accounts receivable	(3,628)	(12,447)
Inventories	(115)	521
Prepaid expenses and other assets	45	(668)
Current income taxes	796	1,983
Accounts payable	42	(1,218)
Accrued expenses	2,997	(2,076)
Net cash provided (used) by operating activities	6,450	(7,806)
Investing activities:
Additions to property, plant and equipment	(1,551)	(875)
Acquisitions, net of cash acquired	-	(10,047)
Net cash used by investing activities	(1,551)	(10,922)
Financing activities:
Principal payments on long-term debt and notes payable	(99)	(130)
Advances on revolving line of credit	7,692	34,548
Payments on revolving line of credit	(12,692)	(15,208)
Changes in outstanding checks in excess of bank deposits	417	(335)
Other, net	62	52
Net cash (used) provided by financing activities	(4,620)	18,927
Net increase in cash and cash equivalents	279	199
Cash and cash equivalents, beginning of year	31	29
Cash and cash equivalents, end of quarter	$310	$228

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2010

1.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from these estimates.

Reclassifications

Certain reclassifications have been made to prior period financial statements in order to conform to current period presentation.

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
March 31, 2010

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

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2010

The anticipated synergies from the transaction have resulted in the goodwill indicated above.  Of the $7,139 acquired intangible assets, $4,904 was assigned to customer relations with an original estimated useful life of 15 years; $1,680 was assigned to proprietary technology with a weighted average estimated useful life of 9.5 years; and the remaining $555 consists of trademarks and non-compete agreements that have a weighted average useful life of 5.8 years.  The fair value of the customer relationships and non-compete agreements was determined using the discounted cash flow method.  The fair value of the trademarks and proprietary technologies was determined using the relief from royalty method.  Included in long-term liabilities assumed was $1,235 of contingent consideration, representing the fair value of the amount payable to former Intec shareholders if certain sales targets are achieved by Intec for the two-year period ending December 31, 2010 or if proceeds from the sale of certain portions of Intec exceed a pre-established threshold within the same two-year period.  The amount of contingent consideration is limited to $1,500. As of March 31, 2010, the Company has included a contingent consideration liability of $1,235 in accrued expenses on the Condensed Consolidated Balance Sheets as the measurement period ends in January 2011. The amount could be reduced during the remainder of 2010 if Intec’s operating results continue to be below expectations and such reductions will impact the Company’s earnings.

3.  Inventories

Inventories consist of the following:

	March 31, 2010	December 31, 2009

Raw materials	$7,593	$7,256
Work in progress	8,359	8,133
Manufactured and purchased components	11,195	10,539
Finished goods	15,287	16,607
Product inventory	42,434	42,535
Capitalized contract costs	3,258	3,168
Total inventories	$45,692	$45,703

These amounts include reserves for obsolete and slow-moving inventory of $2,489 and $2,228 and a reserve for lower of cost or market of $151 and $286 at March 31, 2010 and December 31, 2009, respectively. Inventoried costs include capitalized contract costs relating to programs and contracts with long-term production cycles, a portion of which is not expected to be realized within one year.  The Company believes these amounts will be fully recovered.

4.  Goodwill and Intangible Assets

Goodwill

Goodwill balances at March 31, 2010 and December 31, 2009 consisted of $6,194 from the acquisition of Intec in January 2009 and $42,908 from the acquisition of D3 Technologies, Inc. (“D3 Technologies”) in July 2007. These goodwill balances are not deductible for tax purposes.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2010

Intangible Assets

Intangible assets primarily consist of trademarks and customer intangibles resulting from the acquisitions of Intec, D3 Technologies and Versaform Corporation. The trademark of $4,222 that resulted from the acquisition of D3 Technologies was determined to have an indefinite life. Remaining trademarks resulted from the acquisition of Intec and have a weighted average original estimated useful life of 6.7 years. Customer intangibles have an original estimated useful life of 15 to 16 years.  Other intangible assets have a weighted average original estimated useful life of 8.5 years. The carrying values were as follows:

	March 31, 2010	December 31, 2009

Trademarks	$4,582	$4,582
Customer intangible assets	21,515	21,515
Other	2,082	2,082
Accumulated amortization	(5,751)	(5,214)
Intangible assets, net	$22,428	$22,965

Intangibles amortization expense was $537 and $481 for the three months ended March 31, 2010 and 2009, respectively.   Estimated annual amortization expense for the balance of 2010 and the next five years is as follows:

Year ending December 31,
	2010 (1)	$1,604
	2011	2,136
	2012	2,125
	2013	2,042
	2014	1,923
	2015	1,828
	Thereafter	6,548
	Nonamortizeable	4,222
		$22,428

(1) Represents amortization expense for the remainder of 2010.

The carrying value of goodwill and intangible assets with indefinite lives is assessed at least annually, during the fourth quarter, unless a triggering event occurs, and an impairment charge is recorded if appropriate.  The Company continues to monitor the performance of the Intec reporting unit, which is part of the Aerostructures segment, whose operating results were below expectations for the first quarter of 2009. However, to date management has concluded that no significant changes constituting a triggering event have occurred through March 31, 2010.  A “triggering event” would require the Company to perform an impairment analysis on the goodwill and intangible assets of the reporting unit at an interim date.  The total net book value of intangible assets related to this reporting unit was $6,341 at March 31, 2010.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2010

5.  Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following:
	March 31, 2010	December 31, 2009

Capital lease obligations	$218	$245
Revolving line of credit	12,000	17,000
Notes payable, principal and interest payable
monthly, at fixed rates, ranging from 2.78% to 10.00% at March 31, 2010 and 2.78% to 10.70% at December 31, 2009	219	291
Total debt	$12,347	$17,536
Less current installments	285	326
Total	$12,152	$17,210

The Company has entered into a senior secured revolving credit facility in an aggregate principal amount of up to $80,000 of which $12,000 was utilized at March 31, 2010.  Borrowings under the credit facility are secured by substantially all of the Company’s assets and bear interest at either (a) the “base rate” (the higher of the federal funds rate plus one-half of one percent or the prime commercial lending rate) plus the applicable interest margin ranging from 0.125% to 1.0%, depending upon the Company’s total leverage ratio at the end of each quarter, or (b) the LIBOR rate plus an applicable interest margin ranging from 1.125% to 2.0%, depending upon the Company’s total leverage ratio at the end of each quarter.  If the Company elects to borrow under the LIBOR rate, interest periods range from one to twelve months. The maturity date of the credit facility, which is subject to acceleration upon breach of the financial covenants (consisting of a maximum total leverage ratio and a minimum fixed charge coverage ratio) and other customary non-financial covenants contained in the credit agreement, is July 31, 2012. As of March 31, 2010, the Company believes that it was, and expects to continue to be, in compliance with all its financial and non-financial covenants. At March 31, 2010, the “base rate” was 3.25%, and the applicable margin was 0.125%.  The LIBOR rate ranged from 0.23% to 0.25% for various notes the Company carried, and the applicable margin was 1.125%.  In addition, the Company entered into a line of credit agreement in 2007 providing a revolving credit facility in the amount of up to $1,000 at the base rate plus 1.125%, of which none was utilized at March 31, 2010.  The base rate for this facility was 1.355% at March 31, 2010. As these borrowings are at variable interest rates, the fair value of these borrowings approximates book value.

The Company has also entered into various notes payable and capital lease agreements for the purchase of certain equipment and software. The notes are secured by certain equipment and software and payable in monthly installments including interest, with rates ranging from 2.78% to 10.00%, through January 2012. The capital lease agreements expire between October 2010 and March 2012.

6.  Earnings Per Common Share

Basic net income per common share is based upon the weighted average number of common shares outstanding.  Diluted net income per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect of stock options and restricted stock, using the treasury stock and if-converted methods.  The number of dilutive shares for the three months ended March 31, 2010 and 2009 was 92,534 and 28,621, respectively.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2010

A weighted average of 76,812 shares of non-vested restricted stock under the Company’s share-based compensation plan was excluded from the computation of diluted net income per common share for the three-month period ended March 31, 2009 because the grant date fair value was greater than the average market price of the common shares during that reporting period, causing such shares to have an anti-dilutive effect on earnings per share. There were no anti-dilutive shares of non-vested restricted stock for the three-month period ended March 31, 2010.

7.  Stock-Based Compensation

On July 7, 2005, the Company’s shareholders approved the LMI Aerospace, Inc. 2005 Long-Term Incentive Plan (the “Plan”). The Plan provides for the grant of non-qualified stock options, incentive stock options, shares of restricted stock, restricted stock units, stock appreciation rights, performance awards and other share-based grants and cash bonus awards to employees and directors.

The Company did not make any share-based grants or awards, except for restricted stock awards as disclosed below, for the three months ended March 31, 2010 and 2009, respectively.  A summary of stock option activity under the Company’s share-based compensation plan for the three months ended March 31, 2010 is presented below:

Stock Options	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2010	28,210	$2.78
Granted	-	-
Exercised	(20,060)	3.10
Forfeited or expired	-	-
Outstanding at March 31, 2010	8,150	$2.00

All outstanding stock options were exercisable at March 31, 2010 with an exercise price of $2.00.  The aggregate intrinsic value of vested stock options was $135 at March 31, 2010, which options had a weighted average remaining life of 0.8 years at March 31, 2010.  The aggregate intrinsic value of options exercised during the three months ended March 31, 2010 and 2009, based upon the market price on the exercise date, was approximately $235 and $51, respectively.

A summary of the activity for non-vested restricted stock awards as of March 31, 2010 and changes during the three-month period is presented below:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2010	294,322	$20.19
Granted	56,118	12.90
Vested	-	-
Forfeited	-	-
Outstanding at March 31, 2010	350,440	$19.03

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2010

Common stock compensation expense related to restricted stock awards granted under the Plan was $467 and $526 for the three months ended March 31, 2010 and 2009, respectively.

Total unrecognized compensation costs related to non-vested share-based compensation awards granted or awarded under the Plan were $2,782 and $2,525 at March 31, 2010 and December 31, 2009, respectively. These costs are expected to be recognized over a weighted average period of 1.6 years and 1.7 years, respectively.

8.  Business Segment Information

The Company is organized into two reportable segments: the Aerostructures segment and the Engineering Services segment.  The Aerostructures segment, comprised of all of the Company’s operations other than those of D3 Technologies, assembles, kits, fabricates, machines, finishes and integrates formed, close-tolerance aluminum and specialty alloy components and sheet metal products primarily for use by the aerospace and semiconductor industries. Since January 2009, the operating results of Intec have also been included in the operating results of the Aerostructures segment. The Engineering Services segment, comprised of the operations of D3 Technologies, provides a complete range of design, engineering and program management services supporting aircraft lifecycles from conceptual design, analysis and certification through production support, fleet support and service life extensions via a complete turnkey engineering solution.

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

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2010

	Three Months Ended March 31,
	2010	2009

Net sales:
Aerostructures	$41,225	$43,326
Engineering Services	19,227	20,839
Eliminations	(37)	(163)
	$60,415	$64,002

Income from operations:
Aerostructures	$4,665	$4,129
Engineering Services	1,676	1,535
Eliminations	25	87
	$6,366	$5,751

Depreciation and Amortization:
Aerostructures	$1,325	$1,191
Engineering Services	617	764
	$1,942	$1,955

Interest expense, net:
Aerostructures	$(6)	$-
Engineering Services	(3)	(3)
Corporate	(218)	(419)
	$(227)	$(422)

Capital expenditures:
Aerostructures	$1,526	$537
Engineering Services	25	338
	$1,551	$875

	March 31, 2010	December 31, 2009
Goodwill:
Aerostructures	$6,194	$6,194
Engineering Services	42,908	42,908
	$49,102	$49,102

Total assets:
Aerostructures	$112,604	$107,980
Engineering Services	70,930	72,237
	$183,534	$180,217

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2010

9.  Customer Concentration

Direct sales, through both of its business segments, to the Company’s largest customer, Spirit Aerosystems accounted for 19.7% and 23.8% of the Company’s total revenues for the three months ended March 31, 2010 and 2009, respectively. Accounts receivable balances related to Spirit Aerosystems, based on direct sales were 21.0% and 21.9% of the Company’s total accounts receivable balance at March 31, 2010 and December 31, 2009, respectively.

Direct sales, through both of its business segments, to the Company’s second largest customer, Gulfstream Aerospace Corporation accounted for 16.4% and 13.9% of the Company’s total revenues for the three months ended March 31, 2010 and 2009, respectively.  Accounts receivable balances related to Gulfstream Aerospace Corporation were 9.6% and 11.9% of the Company’s total accounts receivable balance at March 31, 2010 and December 31, 2009, respectively.

Direct sales, through both of its business segments, to the Company’s third largest customer, The Boeing Company accounted for 11.9% and 15.8% of the Company’s total revenues for the three months ended March 31, 2010 and 2009, respectively. Accounts receivable balances related to The Boeing Company were 8.6% and 5.8% of the Company’s total accounts receivable balance at March 31, 2010 and December 31, 2009, respectively.

Direct sales, through both of its business segments, to the Company’s fourth largest customer, Vought Aircraft Industries accounted for 11.2% and 6.7% of the Company’s total revenues for the three months ended March 31, 2010 and 2009, respectively.  Accounts receivable balances related to Vought Aircraft Industries were 11.0% and 8.5% of the Company’s total accounts receivable balance at March 31, 2010 and December 31, 2009, respectively.

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

This Quarterly Report on Form 10-Q should be read completely, in conjunction with our Annual Report on Form 10-K, filed on March 12, 2010, and with the understanding that the Company’s actual future results may be materially different from what the Company expects.  All forward-looking statements made by the Company in this Quarterly Report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission are qualified by these cautionary statements.

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the Company to make estimates and assumptions. (See Note 1 of the Condensed Consolidated Financial Statements included as part of this Quarterly Report on Form 10-Q.)

The Company believes that certain significant accounting estimates have the potential to have a more significant impact on the financial statements either because of the significance of the financial statements to which they relate or because they involve a higher degree of judgment and complexity.  A summary of such critical accounting estimates can be found in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Results of Operations

Three months ended March 31, 2010 compared to March 31, 2009

The following table is a summary of our operating results for the three months ended March 31, 2010 and 2009, respectively:

	Three Months Ended
	March 31, 2010
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$41.2	$19.2	$-	$60.4
Cost of sales	30.3	15.7	-	46.0
Gross profit	10.9	3.5	-	14.4
S, G, & A	6.2	1.8	-	8.0
Income from operations	$4.7	1.7	$-	$6.4

	Three Months Ended
	March 31, 2009
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$43.3	$20.8	$(0.1)	$64.0
Cost of sales	32.3	17.3	(0.2)	49.4
Gross profit	11.0	3.5	0.1	14.6
S, G, & A and other charges (1)	6.8	2.0	-	8.8
Income from operations	$4.2	$1.5	$0.1	$5.8

(1)	Includes severance and restructuring expenses of $0.4 million incurred by the Aerostructures segment.

Aerostructures Segment

Net Sales.  The following table specifies the amount of the Aerostructures segment’s net sales by category for the first quarter of 2010 and 2009 and the percentage of total net sales for each period represented by each category.

	Three Months Ended March 31,
Category	2010	% of Total	2009	% of Total
	($ in millions)
Corporate and regional aircraft	$11.5	27.9%	$15.8	36.5%
Large commercial aircraft	18.5	44.9%	14.7	33.9%
Military	9.3	22.6%	11.1	25.6%
Other	1.9	4.6%	1.7	4.0%
Total	$41.2	100.0%	$43.3	100.0%

Net sales for the first quarter of 2010 were $41.2 million, down 4.8% from $43.3 million in the first quarter of 2009.  Decreases occurred in the corporate and regional and military sectors. These decreases were partially offset by an increase in the large commercial aircraft sector.

Net sales of components for corporate and regional aircraft were $11.5 million for the first quarter of 2010 compared to $15.8 million for the first quarter of 2009, a decrease of $4.3 million, or 27.2%.  The decrease was primarily due to $4.8 million in nonrecurring tooling sales in the first quarter of 2009, including tooling sales of $2.8 million on the G250, $1.1 million on the CRJ-1000 and $0.9 million on the G650.  There were no significant tooling sales in this market sector for the first quarter of 2010.  The decrease was partially offset by increased sales related to the G450/G550 of $1.0 million from $9.0 million in the first quarter of 2009 to $10.0 million in the first quarter of 2010.

Net sales of products used in large commercial aircraft were $18.5 million for the first quarter of 2010 compared to $14.7 million for the first quarter of 2009, an increase of $3.8 million, or 25.9%.  The increase in net sales to this market was primarily due to weakness in sales in the first quarter of 2009 resulting from the impact of the Boeing strike.  Sales related to the 737 program increased $1.3 million from $4.7 million in the first quarter of 2009 to $6.0 million in the first quarter of 2010. Sales related to the 747 program also increased $1.3 million from $3.1 million in the first quarter of 2009 to $4.4 million in the first quarter of 2010. Sales related to the 767 wing modifications increased slightly from $5.0 million in the first quarter of 2009 to $5.6 million in the first quarter of 2010.  Sales related to the 777 program also increased from $0.9 million in the first quarter of 2009 to $1.5 million in the first quarter of 2010 due to nonrecurring tooling sales.

Military products generated $9.3 million of net sales in the first quarter of 2010 compared to $11.1 million in the first quarter of 2009, a decrease of $1.8 million, or 16.2%.  This decrease partially resulted from a decline of $1.5 million in sales for the Apache Helicopter program from $1.9 million in the first quarter of 2009 to $0.4 million in the first quarter of 2010, primarily due to changes made in the customer’s inventory management process.  In addition, Blackhawk sales declined by $0.9 million from $8.6 million in the first quarter of 2009 to $7.7 million in the first quarter of 2010, primarily due to continued inventory destocking by our customers.

The backlog was $215 million and $236 million at March 31, 2010 and 2009, respectively.

Gross Profit.  Gross profit for the first quarter of 2010 was $10.9 million (26.5% of net sales) compared to $11.0 million (25.4% of net sales) in the first quarter of 2009.  Gross profit improved in the first quarter of 2010 due to better manufacturing efficiencies which were partially offset by price reduction to various customers of $0.6 million and increased healthcare costs of $0.4 million.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $6.2 million (15.0% of net sales) for the first quarter of 2010 compared to $6.8 million (15.7% of net sales) for the first quarter of 2009.  Expenses in the first quarter of 2009 included $0.4 million in restructuring costs, $0.2 million in disposal costs of TCA as well as $0.2 million professional fees incurred for the acquisition of Intec.

We continue to monitor the performance of Intec, whose operating results have been below expectations. To date we have concluded that no significant changes constituting a triggering event have occurred through March 31, 2010. A “triggering event” would require us to perform an impairment analysis of goodwill and intangible assets related to the Intec reporting unit, which had a net carrying value of $6.2 million and $6.3 million, respectively, at March 31, 2010.  In addition, the amount of $1.2 million accrued contingent consideration could be reduced during the remainder of 2010 if Intec's operating results do not improve.  Adjustments to the carrying value of these assets and liabilities will impact our earnings.

Engineering Services Segment

Net Sales. The following table specifies the amount of the Engineering Services segment’s net sales by category for the first quarter of 2010 and 2009 and the percentage of the segment’s total net sales represented by each category.

	Three Months Ended March 31,
Category	2010	% of Total	2009	% of Total
	($ in millions)
Corporate and regional aircraft	$5.0	26.0%	$4.9	23.6%
Large commercial aircraft	6.5	33.9%	9.6	46.1%
Military	7.4	38.5%	5.8	27.9%
Other	0.3	1.6%	0.5	2.4%
Total	$19.2	100.0%	$20.8	100.0%

Net sales for the Engineering Services segment were $19.2 million for the first quarter of 2010 as compared to $20.8 million for the first quarter of 2009, a decrease of $1.6 million, or 7.7%. The decrease is primarily the result of less support required for the Boeing 747-8 platform as many of the assigned tasks were completed during 2009. Tooling support also experienced a decreased workload due to less demand.  Approximately $17.3 million, or 90%, of the segment’s revenues for the first quarter of 2010 were recorded under reimbursement type contracts compared to $20.6 million, or 99%, for the first quarter of 2009, a decrease of $3.3 million, or 16.0%. These contracts generate revenue from labor hours worked at varying pre-negotiated rates and other direct costs plus an administrative fee. Net sales under these reimbursement contracts are primarily for commercial, corporate and military markets.

Net sales for services supporting corporate and regional aircraft, the majority of which is on the development of new and re-designed aircraft, were $5.0 million in the first quarter of 2010 compared to $4.9 million for the first quarter of 2009, an increase of $0.1 million, or 2.0%. This increase resulted from $2.1 million in revenues generated by the new design-build program with MJET and increased engineering requirements on the Bombardier Learjet program, offset by the completion of engineering requirements for the Spirit G650 project.

Net sales for services for large commercial aircraft were approximately $6.5 million in the first quarter of 2010, down $3.1 million, or 32.3%, from $9.6 million in the first quarter of 2009. These revenues are primarily from design programs supporting Boeing’s 747-8, 767, 777-Freighter and 787 platforms.  The decreases resulted from the reduced requirement for the 747-8 platform which earned revenues of $2.8 million in the first three months of 2010 compared to $5.9 million in the first three months of 2009.

Net sales of services for military programs were $7.4 million in the first quarter of 2010, up $1.6 million, or 27.6%, from $5.8 million in the first quarter of 2009. These military revenues were derived from support provided on multiple Navy programs, the F-35 and CH53 programs, and various other programs. The increased sales of services for military programs are consistent with management’s strategy for growth and have helped offset the decreases of sales experienced in other major categories.

Gross Profit.  Gross profit for the first quarter of 2010 was $3.5 million (18.2% of net sales) compared to $3.5 million (16.8% of net sales) in the first quarter of 2009.  Costs included in cost of goods sold are primarily direct labor, fringe benefits, subcontract labor, direct costs related to specific contracts, depreciation and facility costs and are part of the negotiated rate structures for reimbursement type contracts. The increase in gross margin from the first quarter of 2009 to the first quarter of 2010 is due to improved margins on both the Bombardier program and tooling projects.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the first quarter of 2010 were $1.8 million (9.4% of net sales) compared to $2.0 million (9.6% of net sales) in the first quarter of 2009.  The decline is primarily due to decreases in depreciation, amortization and stock compensation expenses.

Non-segment Expenses

Interest Expense, net.  Net interest expense was $0.2 million for the first quarter of 2010 and $0.4 million for the first quarter of 2009. The higher expense in 2009 was due to increased borrowings needed to fund the acquisition of Intec in January 2009, which were repaid throughout 2009.

Income Tax Expense.  During the first quarter of 2010, we recorded income tax expense of $2.2 million compared to $1.9 million in the first quarter of 2009.  We applied an effective tax rate of 36.5% for the first quarter of 2010 and 2009.

Liquidity and Capital Resources

During the first three months of 2010, our operating activities generated $6.5 million of cash compared with the $7.8 million cash used in the first three months of 2009. Net cash provided by operating activities for the first three months of 2010 was favorably impacted by a $3.0 million increase in accrued expenses and negatively impacted by a $3.6 million increase in accounts receivable.  The increase in accrued expense was primarily due to timing of payroll related expenses.  The increase in accounts receivable resulted from extended payment terms negotiated with certain customers which primarily occurred subsequent to the first quarter of 2009, heavy shipments during March 2010 and a March 2010 tooling billing of $1.5 million.

Net cash used in investing activities was $1.6 million for the first three months of 2010 compared to $11.0 million for the first three months of 2009. In 2009, we used $10.0 million of cash to fund the acquisition of Intec. Cash used in the first quarter of 2010 was primarily for the acquisition of capital equipment. Total capital expenditures were $1.6 million for the first three months of 2010 compared with $0.9 million for the first three months of 2009.

Cash used by financing activities was $4.6 million for the first three months of 2010 compared to cash provided of $18.9 million for the first three months of 2009. Funds used in 2010 and provided in 2009 represent net cash payments on and advances from our revolving credit facility, respectively. Funds provided in 2009 were primarily used to fund the acquisition of Intec.

We expect to meet our ongoing working capital, acquisition, debt obligations, and capital expenditure needs presently and for the next twelve months from a combination of our cash on hand, cash flow from operating activities and cash obtained by drawing down our credit facility. As of March 31, 2010, $69 million of our revolving credit facilities were available, and we believe we were, and expect to continue to be, in compliance with all of our financial and non-financial covenants.  Our capital budget for the remainder of 2010 anticipates capital expenditures of approximately $6.4 million.

Contractual Obligations and Commitments

For information concerning contractual obligations, see the caption “Contractual Obligations and Commitments” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows.  We are exposed to market risk primarily due to fluctuations in interest rates.  We do not utilize any particular strategy or instruments to manage our interest rate risk. Our outstanding credit facility carries a fluctuating interest rate that varies based on changes in the prime lending rate of our lender. Accordingly, we are subject to potential fluctuations in our debt service. Based on the amount of our outstanding debt as of March 31, 2010, a hypothetical 1% change in the interest rate of our outstanding credit facility would result in a change in our annual interest expense of approximately $0.1 million during the next 12-month period. However, we have the ability to fix the interest rate under LIBOR for a period not to exceed one year (see Note 5 to Condensed Consolidated Financial Statements).  While not eliminating interest rate risk, this allows us to moderate the impact of changes in the prime lending rate.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2010.  Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors.

There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission on March 12, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Charles and State of Missouri on the 7th day of May, 2010.

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