Form 10-Q
period 2010-06-30
LMI AEROSPACE INC
filed 2010-08-06
CIK 1059562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010.
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

On July 29, 2010, there were 11,782,941 shares of our common stock, par value $0.02 per share, outstanding.

LMI AEROSPACE, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDING JUNE 30, 2010

PART I
FINANCIAL INFORMATION
Item 1.  Financial Statements.

LMI Aerospace, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)
(Unaudited)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$329	$31
Trade accounts receivable, net of allowance of $197 at
June 30, 2010 and $279 at December 31, 2009	34,321	35,469
Inventories, net	44,304	45,703
Prepaid expenses and other current assets	3,185	2,849
Deferred income taxes	3,730	3,799
Total current assets	85,869	87,851

Property, plant and equipment, net	21,141	19,322

Goodwill	49,102	49,102
Intangible assets, net	21,892	22,965
Other assets	852	977
Total assets	$178,856	$180,217

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$8,799	$7,778
Accrued expenses	11,182	8,089
Short-term deferred gain on sale of real estate	233	233
Current installments of long-term debt and capital lease obligations	250	326
Total current liabilities	20,464	16,426

Long-term deferred gain on sale of real estate	3,190	3,307
Long-term debt and capital lease obligations, less current installments	4,307	17,210
Deferred income taxes	7,546	7,546
Other long-term liabilities	–	1,235
Total long-term liabilities	15,043	29,298

Shareholders’ equity:
Common stock, $0.02 par value per share; authorized 28,000,000 shares; issued 12,084,713 shares and 11,996,389 shares at
June 30, 2010 and December 31, 2009, respectively	242	240
Preferred stock, $0.02 par value per share; authorized 2,000,000
shares; none issued at either date	–	–
Additional paid-in capital	72,725	71,375
Treasury stock, at cost, 301,772 shares at June 30, 2010
and 359,188 shares at December 31, 2009	(1,432)	(1,704)
Retained earnings	71,814	64,582
Total shareholders’ equity	143,349	134,493
Total liabilities and shareholders’ equity	$178,856	$180,217

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Sales and service revenue
Product sales	$36,657	$39,843	$76,901	$82,577
Service revenues	19,288	22,986	39,459	44,254
Net sales	55,945	62,829	116,360	126,831
Cost of sales and service revenue
Cost of product sales	25,021	30,935	52,797	62,501
Cost of service revenues	17,699	18,511	35,932	36,361
Cost of sales	42,720	49,446	88,729	98,862
Gross profit	13,225	13,383	27,631	27,969

Selling, general and administrative expenses	7,763	7,939	15,803	16,412
Severance and restructuring	–	–	–	362
Income from operations	5,462	5,444	11,828	11,195

Other income (expense):
Interest expense, net	(167)	(413)	(394)	(835)
Other, net	(41)	17	(45)	(24)
Total other income (expense)	(208)	(396)	(439)	(859)

Income before income taxes	5,254	5,048	11,389	10,336
Provision for income taxes	1,918	1,839	4,157	3,773

Net income	$3,336	$3,209	$7,232	$6,563

Amounts per common share:
Net income per common share	$0.29	$0.28	$0.63	$0.58

Net income per common share assuming dilution	$0.29	$0.28	$0.62	$0.58

Weighted average common shares outstanding	11,416,021	11,291,492	11,393,022	11,284,678
Weighted average dilutive common shares
outstanding	11,640,826	11,319,521	11,603,850	11,313,004

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Operating activities:
Net income	$7,232	$6,563
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	3,715	3,790
Restricted stock compensation	917	923
Deferred tax provision	57	146
Other noncash items	322	909
Changes in operating assets and liabilities, net of
acquired businesses:
Trade accounts receivable	1,228	(10,833)
Inventories	885	3,649
Prepaid expenses and other assets	121	(90)
Accounts payable	540	(5,562)
Accrued expenses	2,182	138
Net cash provided (used) by operating activities	17,199	(367)
Investing activities:
Additions to property, plant and equipment	(4,465)	(1,213)
Acquisitions, net of cash acquired	–	(10,047)
Other, net	11	(29)
Net cash used by investing activities	(4,454)	(11,289)
Financing activities:
Principal payments on long-term debt and notes payable	(193)	(259)
Advances on revolving line of credit	13,177	41,464
Payments on revolving line of credit	(25,963)	(29,464)
Changes in outstanding checks in excess of bank deposits	481	–
Other, net	51	14
Net cash (used) provided by financing activities	(12,447)	11,755
Net increase in cash and cash equivalents	298	99
Cash and cash equivalents, beginning of year	31	29
Cash and cash equivalents, end of quarter	$329	$128

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2010

1.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included.  Operating results for the three months and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.

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

Recent Accounting Standards

In October 2009, an update was made by the Financial Accounting Standards Board in revenue arrangements with multiple deliverables.  It provides amendments to the criteria for separating consideration in multiple-deliverable arrangements.  This standard establishes a selling price hierarchy for determining the selling price of a deliverable.  This standard will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company elected to adopt this change on January 1, 2010.  The adoption did not have a significant impact on the Company’s consolidated financial statements.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2010

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

The following table summarizes the purchase price allocation for Intec at the date of acquisition:

Cash acquired	$1,010
Other current assets	850
Fixed assets	812
Intangible assets	7,139
Goodwill	6,194
Current liabilities assumed	(1,092)
Long-term liabilities assumed	(3,913)
Cost of acquisitions	$11,000

The anticipated synergies from the transaction have resulted in the goodwill indicated above.  Of the $7,139 acquired intangible assets, $4,904 was assigned to customer relations with an original estimated useful life of 15 years; $1,680 was assigned to proprietary technology with a weighted average estimated useful life of 9.5 years; and the remaining $555 consists of trademarks and non-compete agreements that have a weighted average useful life of 5.8 years.  The fair value of the customer relationships and non-compete agreements was determined using the discounted cash flow method.  The fair value of the trademarks and proprietary technologies was determined using the relief from royalty method.  Included in long-term liabilities assumed was $1,235 of contingent consideration, representing the fair value of the amount payable to former Intec shareholders if certain sales targets are achieved by Intec for the two-year period ending December 31, 2010 or if proceeds from the sale of certain portions of Intec exceed a pre-established threshold within the same two-year period.  The amount of contingent consideration is limited to $1,500. As of June 30, 2010, the Company has included a contingent consideration liability of $1,235 in accrued expenses on the condensed consolidated balance sheets as the measurement period ends in January 2011. The amount could be reduced during the remainder of 2010 if certain provisions of the acquisition agreement are not met.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2010

3.  Inventories

Inventories consist of the following:

	June 30, 2010	December 31, 2009

Raw materials	$7,888	$7,256
Work in progress	8,001	8,133
Manufactured and purchased components	11,566	10,539
Finished goods	13,705	16,607
Product inventory	41,160	42,535
Capitalized contract costs	3,144	3,168
Total inventories	$44,304	$45,703

These amounts include reserves for obsolete and slow-moving inventory of $2,620 and $2,228 and a reserve for lower of cost or market of $254 and $286 at June 30, 2010 and December 31, 2009, respectively. Inventoried costs include capitalized contract costs relating to programs and contracts with long-term production cycles, a portion of which is not expected to be realized within one year.  The Company believes these amounts will be fully recovered.

4.  Goodwill and Intangible Assets

Goodwill

Goodwill balances at June 30, 2010 and December 31, 2009 consisted of $6,194 from the acquisition of Intec in January 2009 and $42,908 from the acquisition of D3 Technologies, Inc. (“D3 Technologies”) in July 2007. These goodwill balances are not deductible for tax purposes.

Intangible Assets

Intangible assets primarily consist of trademarks and customer intangibles resulting from the acquisitions of Intec, D3 Technologies and Versaform Corporation. The $4,222 trademark that resulted from the acquisition of D3 Technologies was determined to have an indefinite life. The remaining trademarks resulted from the acquisition of Intec and have a weighted average original estimated useful life of 6.7 years. Customer intangibles have an original estimated useful life of 15 to 16 years.  Other intangible assets have a weighted average original estimated useful life of 8.5 years. The carrying values were as follows:

	June 30, 2010	December 31, 2009

Trademarks	$4,582	$4,582
Customer intangible assets	21,515	21,515
Other	2,082	2,082
Accumulated amortization	(6,287)	(5,214)
Intangible assets, net	$21,892	$22,965

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2010

Intangibles amortization expense was $535 and $482 for the three months ended June 30, 2010 and 2009, respectively, and $1,073 and $964 for the six months ended June 30, 2010 and 2009, respectively.  Estimated annual amortization expense for the balance of 2010 and the next five years is as follows:

Year ending December 31,
	2010 (1)	$1,070
	2011	2,136
	2012	2,125
	2013	2,042
	2014	1,923
	2015	1,828
	Thereafter	6,546
	Nonamortizeable	4,222
		$21,892

(1) Represents amortization expense for the remainder of 2010.

The carrying value of goodwill and intangible assets with indefinite lives is assessed at least annually, during the fourth quarter, unless a triggering event occurs, and an impairment charge is recorded if appropriate.  The Company continues to monitor the performance of its reporting units, however, to date management has concluded that no significant changes constituting a triggering event have occurred through June 30, 2010.  A “triggering event” would require the Company to perform an impairment analysis on the goodwill and intangible assets of the reporting unit at an interim date. The Company places a heightened level of scrutiny around the Intec reporting unit, whose results, while improving, have been less than expectation.  The total net book value of intangible assets related to this reporting unit was $6,171 at June 30, 2010.

5.  Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following:

	June 30, 2010	December 31, 2009

Capital lease obligations	$191	$245
Revolving line of credit	4,214	17,000
Notes payable, principal and interest payable
monthly, at fixed rates, ranging from 2.78% to
10.00% at June 30, 2010 and 2.78% to 10.70%
at December 31, 2009	152	291
Total debt	4,557	17,536
Less current installments	250	326
Total	$4,307	$17,210

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2010

The Company has entered into a senior secured revolving credit facility in an aggregate principal amount of up to $80,000 of which $4,200 was utilized at June 30, 2010.  Borrowings under the credit facility are secured by substantially all of the Company’s assets and bear interest at either (a) the “base rate” (the higher of the federal funds rate plus one-half of one percent or the prime commercial lending rate) plus the applicable interest margin ranging from 0.125% to 1.0%, depending upon the Company’s total leverage ratio at the end of each quarter, or (b) the LIBOR rate plus an applicable interest margin ranging from 1.125% to 2.0%, depending upon the Company’s total leverage ratio at the end of each quarter.  If the Company elects to borrow under the LIBOR rate, interest periods range from one to twelve months. The maturity date of the credit facility, which is subject to acceleration upon breach of the financial covenants (consisting of a maximum total leverage ratio and a minimum fixed charge coverage ratio) and other customary non-financial covenants contained in the credit agreement, is July 31, 2012. As of June 30, 2010, the Company believes that it was, and expects to continue to be, in compliance with all of its financial and non-financial covenants. At June 30, 2010, the “base rate” was 3.25%, and the applicable margin was 0.125%.  For the six months ending June 30, 2010, the LIBOR rate ranged from 0.23% to 0.27% for various notes the Company carried, and the applicable margin was 1.125%.  In addition, the Company entered into a line of credit agreement in 2007 providing a revolving credit facility in the amount of up to $1,000 at the base rate plus 1.125%, of which $14 was utilized at June 30, 2010.  The base rate for this facility was 1.81% at June 30, 2010. As these borrowings are at variable interest rates, the fair value of these borrowings approximates book value.

The Company has also entered into various notes payable and capital lease agreements for the purchase of certain equipment and software. The notes are secured by certain equipment and software and payable in monthly installments including interest, with rates ranging from 2.78% to 10.00%, through January 2012. The capital lease agreements expire between October 2010 and March 2012.

6.  Earnings Per Common Share

Basic net income per common share is based upon the weighted average number of common shares outstanding.  Diluted net income per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect of stock options and restricted stock, using the treasury stock and if-converted methods.  The number of dilutive shares for the three months and six months ended June 30, 2010 was 224,805 and 210,828, respectively.  The number of dilutive shares for the three months and six months ended June 30, 2009 was 28,029 and 28,326, respectively.

A weighted average of 261 and 1,552 shares of non-vested restricted stock under the Company’s share-based compensation plan was excluded from the computation of diluted net income per common share for the three month and six month period ended June 30, 2010, respectively, because the grant date fair value was greater than the average market price of the common shares during that reporting period, causing such shares to have an anti-dilutive effect on earnings per share. A weighted average of 319,231 and 327,153 shares of non-vested restricted stock was excluded from the computation of diluted net income per common share for the three month and six month period ended June 30, 2009, respectively for the same reason.

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

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2010

The Company did not make any share-based grants or awards, except for restricted stock awards as disclosed below, for the three months and six months ended June 30, 2010 and 2009, respectively.  A summary of stock option activity under the Company’s share-based compensation plan for the six months ended June 30, 2010 is presented below:

Stock Options	Shares	Weighted Average Exercise Price Per Share

Outstanding at January 1, 2010	28,210	$2.78
Granted	–	–
Exercised	(20,360)	3.08
Forfeited or expired	–	–
Outstanding at June 30, 2010	7,850	$2.00

All outstanding stock options were exercisable at June 30, 2010 with an exercise price of $2.00 per share.  The aggregate intrinsic value of vested stock options was $108 at June 30, 2010, which options had a weighted average remaining life of 0.6 years at June 30, 2010.  The aggregate intrinsic value of options exercised during the six months ended June 30, 2010 and 2009, based upon the market price on the exercise date, was approximately $239 and $51, respectively.

A summary of the activity for non-vested restricted stock awards as of June 30, 2010 and changes during the six-month period is presented below:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2010	294,322	$20.19
Granted	76,691	14.20
Vested	(9,372)	20.48
Forfeited	(2,427)	23.07
Outstanding at June 30, 2010	359,214	$18.89

Common stock compensation expense related to restricted stock awards granted under the Plan was $450 and $397 for the three months ended June 30, 2010 and 2009, respectively,  and $917 and $923 for the six months ended June 30, 2010 and 2009, respectively.

Total unrecognized compensation costs related to non-vested share-based compensation awards granted or awarded under the Plan were $2,642 and $2,525 at June 30, 2010 and December 31, 2009, respectively. These costs are expected to be recognized over a weighted average period of 1.5 years and 1.7 years, respectively.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2010

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

Corporate assets, liabilities and expenses related to the Company’s corporate offices, except for interest expense and income taxes, primarily support the Aerostructures segment. The table below presents information about reported segments on the basis used internally to evaluate segment performance:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net sales:
Aerostructures	$38,226	$40,250	$79,451	$83,576
Engineering Services	17,992	22,584	37,219	43,423
Eliminations	(273)	(5)	(310)	(168)
	$55,945	$62,829	$116,360	$126,831

Income from operations:
Aerostructures	$4,354	$2,923	$9,019	$7,052
Engineering Services	1,197	2,521	2,873	4,056
Eliminations	(89)	–	(64)	87
	$5,462	$5,444	$11,828	$11,195

9.  Customer Concentration

Direct sales, through both of its business segments, to the Company’s largest customer, Spirit Aerosystems accounted for 21.6% and 23.8% of the Company’s total revenues for the three months ended June 30, 2010 and 2009, respectively. Direct sales to Spirit Aerosystems accounted for 20.6% and 23.8% of the Company’s total revenues for the six months ended June 30, 2010 and 2009, respectively.  Accounts receivable balances based on direct sales related to Spirit Aerosystems were 23.3% and 21.9% of the Company’s total accounts receivable balance at June 30, 2010 and December 31, 2009, respectively.

Direct sales, through both of its business segments, to the Company’s second largest customer, Gulfstream Aerospace Corporation accounted for 17.7% and 13.5% of the Company’s total revenues for the three months ended June 30, 2010 and 2009, respectively.  Direct sales to Gulfstream Aerospace Corporation accounted for 17.0% and 13.7% of the Company’s total revenues for the six months ended June 30, 2010 and 2009, respectively.  Accounts receivable balances related to Gulfstream Aerospace Corporation were 11.9% of the Company’s total accounts receivable balance at June 30, 2010 and December 31, 2009, respectively.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2010

Direct sales, through both of its business segments, to the Company’s third largest customer, The Boeing Company accounted for 12.9% and 17.1% of the Company’s total revenues for the three months ended June 30, 2010 and 2009, respectively. Direct sales to The Boeing Company accounted for 11.2% and 16.4% of the Company’s total revenues for the six months ended June 30, 2010 and 2009, respectively. Accounts receivable balances related to The Boeing Company were 9.7 % and 5.8% of the Company’s total accounts receivable balance at June 30, 2010 and December 31, 2009, respectively.

Direct sales, through both of its business segments, to the Company’s fourth largest customer, Triumph Group accounted for 10.3% and 7.1% of the Company’s total revenues for the three months ended June 30, 2010 and 2009, respectively.  Direct sales to Triumph Group accounted for 10.8% and 7.6% of the Company’s total revenues for the six months ended June 30, 2010 and 2009, respectively.  Accounts receivable balances related to Triumph Group were 10.2% and 8.5% of the Company’s total accounts receivable balance at June 30, 2010 and December 31, 2009, respectively.

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

Results of Operations

Three months ended June 30, 2010 compared to June 30, 2009

The following table is a summary of our operating results for the three months ended June 30, 2010 and 2009, respectively:

	Three Months Ended
	June 30, 2010
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$38.2	$18.0	$(0.2)	$56.0
Cost of sales	28.0	14.9	(0.2)	42.7
Gross profit	10.2	3.1	–	13.3
S, G, & A	5.9	1.9	–	7.8
Income from operations	$4.3	$1.2	$–	$5.5

	Three Months Ended
	June 30, 2009
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$40.2	$22.6	$–	$62.8
Cost of sales	31.2	18.2	–	49.4
Gross profit	9.0	4.4	–	13.4
S, G, & A	6.1	1.9	–	8.0
Income from operations	$2.9	$2.5	$–	$5.4

Aerostructures Segment

Net Sales.  The following table specifies the amount of the Aerostructures segment’s net sales by category for the second quarter of 2010 and 2009 and the percentage of total net sales for each period represented by each category.

	Three Months Ended June 30,
Category	2010	% of Total	2009	% of Total
	($ in millions)
Corporate and regional aircraft	$12.3	32.2%	$11.8	29.4%
Large commercial aircraft	15.2	39.8%	18.2	45.3%
Military	8.1	21.2%	8.7	21.6%
Other	2.6	6.8%	1.5	3.7%
Total	$38.2	100.0%	$40.2	100.0%

Net sales for the second quarter of 2010 were $38.2 million, down 5.0% from $40.2 million in the second quarter of 2009.  Decreases occurred in the large commercial aircraft and military products sectors. These decreases were partially offset by an increase in the corporate and regional aircraft sector and other products.

Net sales of components for corporate and regional aircraft were $12.3 million for the second quarter of 2010 compared to $11.8 million for the second quarter of 2009, an increase of $0.5 million, or 4.2%.  This increase was primarily attributable to $0.3 million in sales related to the new MJet program.  The second quarter of 2009 included $1.6 million of nonrecurring tooling sales, which were offset by a production increase for Gulfstream large cabin aircraft in the current quarter.

Net sales of products used in large commercial aircraft were $15.2 million for the second quarter of 2010 compared to $18.2 million for the second quarter of 2009, a decrease of $3.0 million, or 16.5%. This decrease primarily resulted from a $4.9 million decline in the 767 wing modification and winglet program from $7.6 million for the second quarter of 2009 to $2.7 million for the second quarter of 2010 based on demands for upgrades in the existing 767 fleet.  Sales related to the 777 program increased from $1.2 million in the second quarter of 2009 to $2.6 million in the second quarter of 2010, an increase of $1.4 million, or 117%, due to nonrecurring tooling sales.  The overall decline was offset by production rate increases across a variety of platforms.

Military products generated $8.1 million of net sales in the second quarter of 2010 compared to $8.7 million in the second quarter of 2009, a decrease of $0.6 million, or 6.9%.  This decrease partially resulted from a decline of $0.9 million in sales for the Apache Helicopter program from $0.9 million in the second quarter of 2009 to minimal in the second quarter of 2010, primarily due to changes made in the customer’s inventory management process. This decline was offset by Blackhawk sales, which increased in the second quarter of 2010.

Other products generated $2.6 million in net sales in the second quarter of 2010 compared to $1.5 million in the second quarter of 2009, an increase of $1.1 million, or 73.3%.  This increase was partially a result of an increase of $0.6 million in technology product sales from $0.4 million in the second quarter of 2009 to $1.0 million in the second quarter of 2010.  This increase was also partially a result of an increase of $0.5 million in sales at Intec from $1.0 million in second quarter 2009 to $1.5 million in the second quarter of 2010.

Gross Profit.  Gross profit for the second quarter of 2010 was $10.2 million (26.7% of net sales) compared to $9.0 million (22.4% of net sales) in the second quarter of 2009.  Gross profit in 2009 was impacted by an increase in obsolescence costs, start-up costs on the G250 and CRJ-1000 programs, and continued operational issues at one of our facilities that has not reoccurred in 2010.  Gross profit in the second quarter of 2010 was, however, impacted by price reductions to various customers of $0.5 million.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $5.9 million (15.4% of net sales) for the second quarter of 2010 compared to $6.1 million (15.2% of net sales) for the second quarter of 2009.  In 2010, increases in personnel costs and stock awards were more than offset by decreases in other administrative spending.

We continue to monitor the performance of Intec, where operating results have been below expectations. To date we have concluded that no significant changes constituting a triggering event have occurred through June 30, 2010. A “triggering event” would require us to perform an impairment analysis of goodwill and intangible assets related to the Intec reporting unit, which had a net carrying value of $6.2 million and $6.2 million, respectively, at June 30, 2010. In addition, the amount of $1.2 million of accrued contingent consideration could be reduced during the remainder of 2010 if certain provisions of the acquisition agreement are not met.  Adjustments to the carrying value of these assets and liabilities will impact our earnings.

Engineering Services Segment

Net Sales. The following table specifies the amount of the Engineering Services segment’s net sales by category for the second quarter of 2010 and 2009 and the percentage of the segment’s total net sales represented by each category.
	Three Months Ended June 30,
Category	2010	% of Total	2009	% of Total
	($ in millions)
Corporate and regional aircraft	$5.7	31.7%	$4.6	20.4%
Large commercial aircraft	7.7	42.8%	10.2	45.1%
Military	3.9	21.6%	7.1	31.4%
Other	0.7	3.9%	0.7	3.1%
Total	$18.0	100.0%	$22.6	100.0%

Net sales for the Engineering Services segment were $18.0 million for the second quarter of 2010 as compared to $22.6 million for the second quarter of 2009, a decrease of $4.6 million, or 20.4%. The decrease was primarily the result of less support required for the Boeing 747-8 platform and the Sikorsky CH-53 program as many of the assigned tasks were completed during 2009.

Net sales for services supporting corporate and regional aircraft, the majority of which is on the development of new and re-designed aircraft, were $5.7 million in the second quarter of 2010 compared to $4.6 million for the second quarter of 2009, an increase of $1.1 million, or 23.9%. This increase resulted from $2.5 million in revenues generated by the new design-build program with MJet and increased engineering efforts on the Bombardier Learjet program, offset by the completion of engineering requirements for the G650 project.

Net sales for services for large commercial aircraft were approximately $7.7 million in the second quarter of 2010, down $2.5 million, or 24.5%, from $10.2 million in the second quarter of 2009. These revenues are primarily from design programs supporting Boeing’s 747-8  and 787 platforms.  The decreases resulted from the reduced requirement for the 747-8 platform, which earned revenues of $2.4 million in the second quarter of 2010 compared to $5.9 million in the second quarter of 2009.

Net sales of services for military programs were $3.9 million in the second quarter of 2010, down $3.2 million, or 45.1%, from $7.1 million in the second quarter of 2009. These military revenues were derived from support provided on multiple Navy programs, the F-35 and CH53 programs, and various other programs. The decrease in military sales resulted from the completion of requirements on the CH-53, JSF and Program H follow-on programs.

Approximately $15.6 million, or 87.0%, of the segment’s revenues for the second quarter of 2010 were recorded under reimbursement type contracts compared to $22.0 million, or 97.3%, for the second quarter of 2009, a decrease of $6.4 million, or 29.1%.  The reduction in support for the Boeing 747-8, (reimbursement-type) and the increase in work on the Mitsubishi MJet project, (non-reimbursement-type) were responsible for this reduction in the reimbursement type contracts for this period.  Reimbursement type contracts generate revenue from labor hours worked at varying pre-negotiated rates and other direct costs plus an administrative fee.  Net sales under these reimbursement contracts are primarily for commercial, corporate and military markets.

Gross Profit.  Gross profit for the second quarter of 2010 was $3.1 million (17.2% of net sales) compared to $4.4 million (19.5% of net sales) in the second quarter of 2009.  Costs included in cost of goods sold are primarily direct labor, fringe benefits, subcontract labor, direct costs related to specific contracts, depreciation and facility costs and are part of the negotiated rate structures for reimbursement type contracts. The decrease in gross profit from the second quarter of 2009 to the second quarter of 2010 is due to lower sales volume and a one-time rate discount provided during the second quarter of 2010.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the second quarter of 2010 were consistent with the second quarter of 2009 at $1.9 million.

Non-segment Expenses

Interest Expense, net.  Net interest expense was $0.2 million for the second quarter of 2010 and $0.4 million for the second quarter of 2009. The higher expense in 2009 was due to increased borrowings needed to fund the acquisition of Intec in January 2009, which were repaid throughout 2009 and 2010.

Income Tax Expense.  During the second quarter of 2010, we recorded income tax expense of $1.9 million compared to $1.8 million in the second quarter of 2009.  The effective tax rate for the second quarter of 2010 and 2009 was 36.5% and 36.4%, respectively.

Six months ended June 30, 2010 compared to June 30, 2009

The following table is a summary of our operating results for the six months ended June 30, 2010 and 2009, respectively:

	Six Months Ended
	June 30, 2010
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$79.5	$37.2	$(0.3)	$116.4
Cost of sales	58.4	30.6	(0.3)	88.7
Gross profit	21.1	6.6	–	27.7
S, G, & A	12.1	3.8	–	15.9
Income from operations	$9.0	$2.8	$–	$11.8

	Six Months Ended
	June 30, 2009
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$83.5	$43.4	$(0.1)	$126.8
Cost of sales	63.5	35.5	(0.2)	98.8
Gross profit	20.0	7.9	0.1	28.0
S, G, & A and other charges (1)	12.9	3.9	–	16.8
Income from operations	$7.1	$4.0	$0.1	$11.2

(1)	Includes severance and restructuring expenses of $0.4 million incurred by the Aerostructures segment.

Aerostructures Segment

Net Sales.  The following table specifies the amount of the Aerostructures segment’s net sales by category for the six months ended June 30, 2010 and 2009 and the percentage of total net sales for each period represented by each category.

	Six Months Ended June 30,
Category	2010	% of Total	2009	% of Total
	($ in millions)
Corporate and regional aircraft	$23.8	29.9%	$27.6	33.1%
Large commercial aircraft	33.7	42.4%	32.8	39.3%
Military	17.4	21.9%	19.8	23.7%
Other	4.6	5.8%	3.3	3.9%
Total	$79.5	100.0%	$83.5	100.0%

Net sales for the first six months of 2010 were $79.5 million, down 4.8% from $83.5 million in the first six months of 2009.  Decreases occurred in the corporate and regional and military sectors. These decreases were partially offset by an increase in the large commercial aircraft sector and other products.

Net sales of components for corporate and regional aircraft were $23.8 million for the first six months of 2010 compared to $27.6 million for the first six months of 2009, a decrease of $3.8 million, or 13.8%.  The decrease was primarily due to $6.3 million in nonrecurring tooling sales in the first six months of 2009.  There were no significant tooling sales in this market sector for the first six months of 2010.  The decrease was partially offset by a $2.5 million increase in sales related to the G450/G550 from $17.3 million in the first six months of 2009 to $19.8 million in the first six months of 2010 due to increased production rates.

Net sales of products used in large commercial aircraft were $33.7 million for the first six months of 2010 compared to $32.8 million for the first six months of 2009, an increase of $0.9 million, or 0.3%.  Sales related to the 767 wing modifications declined from $12.6 million in the first six months of 2009 to $8.3 million in the first six months of 2010 due to lower demand by the existing fleet. Sales related to the 737 program increased $1.5 million from $10.8 million in the first six months of 2009 to $12.3 million in the first six months of 2010. Sales related to the 747 program increased $2.0 million from $5.1 million in the first six months of 2009 to $7.1 million in the first six months of 2010.  Sales related to the 777 program also increased from $2.2 million in the first six months of 2009 to $4.1 million in the first six months of 2010 primarily due to nonrecurring tooling sales.

Military products generated $17.4 million of net sales in the first six months of 2010 compared to $19.8 million in the first six months of 2009, a decrease of $2.4 million, or 12.1%.  This decrease partially resulted from a decline of $2.4 million in sales for the Apache Helicopter program from $2.8 million in the first six months of 2009 to $0.4 million in the first six months of 2010, primarily due to changes made in the customer’s inventory management process.

Other products generated $4.6 million in net sales in the first six months of 2010 compared to $3.3 million in the first six months of 2009, an increase of $1.3 million, or 39.4%.  This increase was primarily the result of an increase of $1.0 million in technology product sales from $0.6 million in the second quarter of 2009 to $1.6 million in the second quarter of 2010.

The backlog was $226 million and $238 million at June 30, 2010 and 2009, respectively.

Gross Profit.  Gross profit for the first six months of 2010 was $21.1 million (26.5% of net sales) compared to $20.0 million (24.0% of net sales) in the first six months of 2009.  Gross profit in 2009 was impacted by an increase in obsolescence costs, start-up costs on the G250 and CRJ-1000 programs, and continued operational issues at one of our facilities that has not reoccurred during the first six months of 2010.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $12.1 million (15.2% of net sales) for the first six months of 2010 compared to $12.9 million (15.4% of net sales) for the first six months of 2009.  Expenses in the first six months of 2009 included $0.4 million in restructuring costs, $0.2 million in disposal costs of TCA as well as $0.2 million in professional fees incurred in connection with the acquisition of Intec, which did not reoccur in 2010.

Engineering Services Segment

Net Sales. The following table specifies the amount of the Engineering Services segment’s net sales by category for the first six months of 2010 and 2009 and the percentage of the segment’s total net sales represented by each category.
	Six Months Ended June 30,
Category	2010	% of Total	2009	% of Total
	($ in millions)
Corporate and regional aircraft	$10.7	28.8%	$9.5	21.9%
Large commercial aircraft	14.2	38.2%	19.8	45.6%
Military	11.3	30.4%	12.9	29.7%
Other	1.0	2.6%	1.2	2.8%
Total	$37.2	100.0%	$43.4	100.0%

Net sales for the Engineering Services segment were $37.2 million for the first six months of 2010 as compared to $43.4 million for the first six months of 2009, a decrease of $6.2 million, or 14.3%. The decrease is primarily the result of less support required for the Boeing 747-8 platform, which dropped from $11.8 million during the first six months of 2009 to $5.2 million during the first six months of 2010, as many of the assigned tasks were completed during 2009.

Net sales for services supporting corporate and regional aircraft, the majority of which is on the development of new and re-designed aircraft, were $10.7 million in the first six months of 2010 compared to $9.5 million for the first six months of 2009, an increase of $1.2 million, or 12.6%. This increase resulted from $4.5 million in revenues generated by the new design-build program with MJET, offset by the completion of engineering requirements for the Spirit G650 project.

Net sales for services for large commercial aircraft were approximately $14.2 million in the first six months of 2010, down $5.6 million, or 28.3%, from $19.8 million in the first six months of 2009. The decreases resulted from the reduced requirement for the 747-8 platform which earned revenues of $5.2 million in the first six months of 2010 compared to $11.8 million in the first six months of 2009.

Net sales of services for military programs were $11.3 million in the first six months of 2010, down $1.6 million, or 12.4%, from $12.9 million in the first six months of 2009. These military revenues were derived from support provided on multiple Navy programs, the F-35 and CH53 programs, and various other programs. The decreased sales of services for military programs resulted from the completion of other projects which earned revenues of $0.4 million in the first six months of 2010 compared to $2.5 million in the first six months of 2009.

Gross Profit.  Gross profit for the first six months of 2010 was $6.6 million (17.7% of net sales) compared to $7.9 million (18.2% of net sales) in the first six months of 2009.  The decrease in gross profit from the first six months of 2009 to the first six months of 2010 is due to lower sales volume and a one-time rate discount provided during the first six months of 2010.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the first six months of 2010 were $3.8 million (10.2% of net sales) compared to $3.9 million (9.0% of net sales) in the first six months of 2009.  The decrease was primarily due to decreases in labor, amortization and stock compensation expenses.

Non-segment Expenses

Interest Expense, net.  Net interest expense was $0.4 million for the first six months of 2010 and $0.8 million for the first six months of 2009. The higher expense in 2009 was due to increased borrowings needed to fund the acquisition of Intec in January 2009, which were repaid throughout 2009 and 2010.

Income Tax Expense.  During the first six months of 2010, we recorded income tax expense of $4.2 million compared to $3.8 million in the first six months of 2009.  The effective rate for the first six months of 2010 and 2009 was 36.5%.

Liquidity and Capital Resources

During the first six months of 2010, our operating activities generated $17.2 million of cash compared with the $0.4 million cash used in the first six months of 2009. Net cash provided by operating activities for the first six months of 2010 was favorably impacted by increased profitability and the efforts we began to improve working capital levels in 2009 that have carried into 2010.

Net cash used in investing activities was $4.5 million for the first six months of 2010 compared to $11.3 million for the first six months of 2009. In 2009, we used $10.0 million of cash to fund the acquisition of Intec. Cash used in the first six months of 2010 was primarily for the acquisition of capital equipment. Total capital expenditures were $4.5 million for the first six months of 2010 compared with $1.2 million for the first six months of 2009 largely due to investments we made to improve our production capabilities and support design build activities.

Cash used by financing activities was $12.4 million for the first six months of 2010 compared to cash provided of $11.3 million for the first six months of 2009. Funds used in 2010 and provided in 2009 represent net cash payments on and advances from our revolving credit facility, respectively. Funds provided in 2009 were primarily used to fund the acquisition of Intec.

We expect to meet our ongoing working capital, acquisition, debt obligations, and capital expenditure needs presently and for the next twelve months from a combination of our cash on hand, cash flow from operating activities and cash available under our credit facility. As of June 30, 2010, $76.8 million of our revolving credit facilities were available, and we believe we were, and expect to continue to be, in compliance with all of our financial and non-financial covenants.  Our capital budget for the remainder of 2010 anticipates capital expenditures of approximately $3.5 million.

Contractual Obligations and Commitments

For information concerning contractual obligations, see the caption “Contractual Obligations and Commitments” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows.  We are exposed to market risk primarily due to fluctuations in interest rates.  We do not utilize any particular strategy or instruments to manage our interest rate risk. Our outstanding credit facility carries a fluctuating interest rate that varies based on changes in the prime lending rate of our lender. Accordingly, we are subject to potential fluctuations in our debt service. Based on the amount of our outstanding debt as of June 30, 2010, a hypothetical 1% change in the interest rate of our outstanding credit facility would have an inconsequential impact on our financial position during the next 12-month period.  We also have the ability to fix the interest rate under LIBOR for a period not to exceed one year (see Note 5 to Condensed Consolidated Financial Statements).  While not eliminating interest rate risk, this allows us to moderate the impact of changes in the prime lending rate.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2010.  Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Charles and State of Missouri on the 6th day of August, 2010.

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