Form 10-Q
period 2010-09-30
LMI AEROSPACE INC
filed 2010-11-08
CIK 1059562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010.
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

On October 29, 2010, there were 11,772,832 shares of our common stock, par value $0.02 per share, outstanding.

LMI AEROSPACE, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDING SEPTEMBER 30, 2010

PART I
FINANCIAL INFORMATION
Item 1.  Financial Statements.

LMI Aerospace, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)
(Unaudited)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$34	$31
Trade accounts receivable, net of allowance of $176 at September 30, 2010 and $279 at December 31, 2009	32,986	35,469
Inventories, net	44,575	45,703
Prepaid expenses and other current assets	3,338	2,849
Deferred income taxes	3,723	3,799
Total current assets	84,656	87,851

Property, plant and equipment, net	22,022	19,322

Goodwill	49,102	49,102
Intangible assets, net	21,358	22,965
Other assets	885	977
Total assets	$178,023	$180,217

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$6,965	$7,778
Accrued expenses	13,584	8,089
Short-term deferred gain on sale of real estate	233	233
Current installments of long-term debt and capital lease obligations	215	326
Total current liabilities	20,997	16,426

Long-term deferred gain on sale of real estate	3,132	3,307
Long-term debt and capital lease obligations, less current installments	57	17,210
Deferred income taxes	7,546	7,546
Other long-term liabilities	-	1,235
Total long-term liabilities	10,735	29,298

Shareholders’ equity:
Common stock, $0.02 par value per share; authorized 28,000,000 shares; issued 12,074,604 shares and 11,996,389 shares at September 30, 2010 and December 31, 2009, respectively	242	240
Preferred stock, $0.02 par value per share; authorized 2,000,000 shares; none issued at either date	-	-
Additional paid-in capital	73,018	71,375
Treasury stock, at cost, 301,772 shares at September 30, 2010 and 359,188 shares at December 31, 2009	(1,432)	(1,704)
Retained earnings	74,463	64,582
Total shareholders’ equity	146,291	134,493
Total liabilities and shareholders’ equity	$178,023	$180,217

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
			Revised see Note 1
Sales and service revenue
Product sales	$33,036	$38,212	$109,937	$120,789
Service revenues	19,248	20,537	58,707	64,791
Net sales	52,284	58,749	168,644	185,580
Cost of sales and service revenue
Cost of product sales	24,553	30,055	81,099	92,556
Cost of service revenues	15,766	16,386	47,949	52,747
Cost of sales	40,319	46,441	129,048	145,303
Gross profit	11,965	12,308	39,596	40,277

Selling, general and administrative expenses	8,231	7,515	24,034	23,927
Severance and restructuring	-	(50)	-	312
Income from operations	3,734	4,843	15,562	16,038

Other income (expense):
Interest expense, net	(160)	(443)	(554)	(1,278)
Other, net	55	(3)	10	(27)
Total other income (expense)	(105)	(446)	(544)	(1,305)

Income before income taxes	3,629	4,397	15,018	14,733
Provision for income taxes	980	1,609	5,137	5,382

Net income	$2,649	$2,788	$9,881	$9,351

Amounts per common share:
Net income per common share	$0.23	$0.25	$0.87	$0.83

Net income per common share assuming dilution	$0.23	$0.25	$0.85	$0.83

Weighted average common shares outstanding	11,442,567	11,320,527	11,409,718	11,296,544

Weighted average dilutive common shares outstanding	11,655,193	11,348,333	11,623,058	11,324,697

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating activities:
Net income	$9,881	$9,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,520	5,567
Restricted stock compensation	1,381	1,290
Charges for inventory obsolescence and valuation	1,004	1,521
Other noncash items	(277)	428
Changes in operating assets and liabilities, net of acquired businesses:
Trade accounts receivable	2,584	(10,018)
Inventories	124	10,151
Prepaid expenses and other assets	811	180
Accounts payable	(1,294)	(7,261)
Accrued expenses	3,601	(448)
Net cash provided by operating activities	23,335	10,761
Investing activities:
Additions to property, plant and equipment	(5,931)	(2,648)
Acquisitions, net of cash acquired	-	(10,047)
Other, net	(671)	(110)
Net cash used by investing activities	(6,602)	(12,805)
Financing activities:
Principal payments on capital leases and notes payable	(264)	(374)
Advances on revolving line of credit	13,520	43,819
Payments on revolving line of credit	(30,520)	(38,819)
Other, net	534	(132)
Net cash (used) provided by financing activities	(16,730)	4,494
Net increase in cash and cash equivalents	3	2,450
Cash and cash equivalents, beginning of year	31	29
Cash and cash equivalents, end of quarter	$34	$2,479

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2010

1.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included.  Operating results for the three months and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.

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

Revisions

During the third quarter of 2010, the Company identified certain costs that were improperly presented in the cost of service revenues line item in the Condensed Consolidated Statement of Operations that should have been presented in the cost of product sales line item for three months ended March 31, 2010 and the three and six month periods ended June 30, 2010.  The three and nine month period ended September 30, 2010 appropriately reflects those costs in the line items.  This revision had no impact on total cost of sales, consolidated gross profit, income from operations or net income for the periods affected.  Furthermore, the revision had no impact to the Condensed Consolidated Balance Sheet, Condensed Consolidated Statement of Cash Flows, the Notes to the Condensed Consolidated Financial Statements, or Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Form 10-Q for the periods ending March 31, 2010 and June 30, 2010.  We have assessed the impact of the adjustments on these periods and have concluded they are not materially misstated.  The following table illustrates the changes that have been made to the periods impacted:

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2010

	For the three months ended ended March 31, 2010		For the three months ended ended June 30, 2010		For the six months ended ended June 30, 2010
	As Previously Presented	As Revised	As Previously Presented	As Revised	As Previously Presented	As Revised
Sales and service revenue
Product sales	$40,244	$40,244	$36,657	$36,657	$76,901	$76,901
Service revenues	20,171	20,171	19,288	19,288	39,459	39,459
Net sales	60,415	60,415	55,945	55,945	116,360	116,360
Cost of sales and service revenue
Cost of product sales	27,776	29,516	25,021	27,030	52,797	56,546
Cost of service revenues	18,233	16,493	17,699	15,690	35,932	32,183
Cost of sales	46,009	46,009	42,720	42,720	88,729	88,729
Gross profit	$14,406	$14,406	$13,225	$13,225	$27,631	$27,631

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
September 30, 2010

The following table summarizes the purchase price allocation for Intec at the date of acquisition:

Cash acquired	$1,010
Other current assets	850
Fixed assets	812
Intangible assets	7,139
Goodwill	6,194
Current liabilities assumed	(1,092)
Long-term liabilities assumed	(3,913)
Cost of acquisitions	$11,000

The anticipated synergies from the transaction have resulted in the goodwill indicated above.  Of the $7,139 acquired intangible assets, $4,904 was assigned to customer relations with an original estimated useful life of 15 years; $1,680 was assigned to proprietary technology with a weighted average estimated useful life of 9.5 years; and the remaining $555 consists of trademarks and non-compete agreements that have a weighted average useful life of 5.8 years.  The fair value of the customer relationships and non-compete agreements was determined using the discounted cash flow method.  The fair value of the trademarks and proprietary technologies was determined using the relief from royalty method.  Included in long-term liabilities assumed was $1,235 of contingent consideration, representing the fair value of the amount payable to former Intec shareholders if certain sales targets are achieved by Intec for the two-year period ending December 31, 2010 or if proceeds from the sale of certain portions of Intec exceed a pre-established threshold within the same two-year period.  The amount of contingent consideration is limited to $1,500. As of September 30, 2010, the Company has included a contingent consideration liability of $1,235 in accrued expenses on the condensed consolidated balance sheets as the measurement period ends in January 2011. The amount could be adjusted during the remainder of 2010 if certain provisions of the acquisition agreement are met or are not met.

3.  Inventories

Inventories consist of the following:

	September 30, 2010	December 31, 2009

Raw materials	$7,576	$7,256
Work in progress	7,859	8,133
Manufactured and purchased components	11,905	10,539
Finished goods	14,117	16,607
Product inventory	41,457	42,535
Capitalized contract costs	3,118	3,168
Total inventories	$44,575	$45,703

These amounts include reserves for obsolete and slow-moving inventory of $2,954 and $2,228 and a reserve for lower of cost or market of $277 and $286 at September 30, 2010 and December 31, 2009, respectively. Inventoried costs include capitalized contract costs relating to programs and contracts with long-term production cycles, a portion of which is not expected to be realized within one year.  The Company believes these amounts will be fully recovered.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2010

4.  Goodwill and Intangible Assets

Goodwill

Goodwill balances at September 30, 2010 and December 31, 2009 consisted of $6,194 from the acquisition of Intec in January 2009 and $42,908 from the acquisition of D3 Technologies, Inc. (“D3 Technologies”) in July 2007. These goodwill balances are not deductible for tax purposes.

Intangible Assets

Intangible assets primarily consist of trademarks and customer intangibles resulting from the acquisitions of Intec, D3 Technologies and Versaform Corporation. The $4,222 trademark that resulted from the acquisition of D3 Technologies was determined to have an indefinite life. The remaining trademarks resulted from the acquisition of Intec and have a weighted average estimated useful life of 6.7 years. Customer intangibles have an estimated useful life of 15 to 16 years.  Other intangible assets have a weighted average estimated useful life of 8.5 years. The carrying values were as follows:

	September 30, 2010	December 31, 2009

Trademarks	$4,582	$4,582
Customer intangible assets	21,515	21,515
Other	2,082	2,082
Accumulated amortization	(6,821)	(5,214)
Intangible assets, net	$21,358	$22,965

Intangibles amortization expense was $535 and $482 for the three months ended September 30, 2010 and 2009, respectively, and $1,607 and $1,446 for the nine months ended September 30, 2010 and 2009, respectively.  Estimated annual amortization expense for the balance of 2010 and the next five years is as follows:

Year ending December 31,
	2010 (1)	$536
	2011	2,136
	2012	2,125
	2013	2,042
	2014	1,923
	2015	1,828
	Thereafter	6,546
	Nonamortizeable	4,222
		$21,358

(1) Represents amortization expense for the remainder of 2010.

The carrying value of goodwill and intangible assets with indefinite lives is assessed at least annually, during the fourth quarter, unless a triggering event occurs, and an impairment charge is recorded if appropriate.  The Company continues to monitor the performance of its reporting units; however, to date management has concluded that no significant changes constituting a triggering event have occurred through September 30, 2010.  A “triggering event” would require the Company to perform an impairment analysis on the goodwill and intangible assets of the reporting unit at an interim date. The Company places a heightened level of scrutiny around the Intec reporting unit, whose results, while improving, have been less than expectations.  The total net book value of intangible assets related to this reporting unit was $6,001 at September 30, 2010.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2010

5.  Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following:

	September 30, 2010	December 31, 2009

Capital lease obligations	$163	$245
Revolving line of credit	-	17,000
Notes payable, principal and interest payable monthly, at fixed rates, ranging from 6.48% to 10.00% at September 30, 2010 and 2.78% to 10.70% at December 31, 2009	109	291
Total debt	272	17,536
Less current installments	215	326
Total	$57	$17,210

The Company has entered into a senior secured revolving credit facility in an aggregate principal amount of up to $80,000 of which none was utilized at September 30, 2010.  Borrowings under the credit facility are secured by substantially all of the Company’s assets and bear interest at either (a) the “base rate” (the higher of the federal funds rate plus one-half of one percent or the prime commercial lending rate) plus the applicable interest margin ranging from 0.125% to 1.0%, depending upon the Company’s total leverage ratio at the end of each quarter, or (b) the LIBOR rate plus an applicable interest margin ranging from 1.125% to 2.0%, depending upon the Company’s total leverage ratio at the end of each quarter.  If the Company elects to borrow under the LIBOR rate, interest periods range from one to twelve months. The maturity date of the credit facility, which is subject to acceleration upon breach of the financial covenants (consisting of a maximum total leverage ratio and a minimum fixed charge coverage ratio) and other customary non-financial covenants contained in the credit agreement, is July 31, 2012. As of September 30, 2010, the Company believes that it was, and expects to continue to be, in compliance with all of its financial and non-financial covenants. At September 30, 2010, the “base rate” was 3.25%, and the applicable margin was 0.125%; the LIBOR rate ranged from 0.26% to 0.78%, and the applicable margin was 1.125%.  In addition, the Company entered into a line of credit agreement in 2007 providing a revolving credit facility in the amount of up to $1,000 at the base rate plus 1.125%, of which none was utilized at September 30, 2010.  The base rate for this facility was 1.73% at September 30, 2010. As these borrowings are at variable interest rates, the fair value of these borrowings approximates book value.

The Company has also entered into various notes payable and capital lease agreements for the purchase of certain equipment and software. The notes are secured by certain equipment and software and payable in monthly installments including interest, with rates ranging from 6.48% to 10.00%, through January 2012. The capital lease agreements expire between October 2010 and March 2012.

6.  Earnings Per Common Share

Basic net income per common share is based upon the weighted average number of common shares outstanding.  Diluted net income per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect of stock options and restricted stock, using the treasury stock and if-converted methods.  The number of dilutive shares for the three months and nine months ended September 30, 2010 was 212,626 and 213,340, respectively.  The number of dilutive shares for the three months and nine months ended September 30, 2009 was 27,806 and 28,153, respectively.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2010

A weighted average of 47 and 1,153 shares of non-vested restricted stock under the Company’s share-based compensation plan was excluded from the computation of diluted net income per common share for the three month and nine month period ended September 30, 2010, respectively, because the grant date fair value was greater than the average market price of the common shares during that reporting period, causing such shares to have an anti-dilutive effect on earnings per share. A weighted average of 326,677 and 321,740 shares of non-vested restricted stock was excluded from the computation of diluted net income per common share for the three month and nine month period ended September 30, 2009, respectively for the same reason.

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

The Company did not make any share-based grants or awards, except for restricted stock awards as disclosed below, for the three months and nine months ended September 30, 2010 and 2009, respectively.  A summary of stock option activity under the Company’s share-based compensation plan for the nine months ended September 30, 2010 is presented below:

Stock Options	Shares	Weighted Average Exercise Price Per Share

Outstanding at January 1, 2010	28,210	$2.78
Granted	-	-
Exercised	(20,360)	3.08
Forfeited or expired	-	-
Outstanding at September 30, 2010	7,850	$2.00

All outstanding stock options were exercisable at September 30, 2010 with an exercise price of $2.00 per share.  The aggregate intrinsic value of vested stock options was $109 at September 30, 2010, which options had a weighted average remaining life of 0.3 years at September 30, 2010.  The aggregate intrinsic value of options exercised during the nine months ended September 30, 2010 and 2009, based upon the market price on the exercise date, was approximately $239 and $72, respectively.

A summary of the activity for non-vested restricted stock awards as of September 30, 2010 and changes during the nine-month period is presented below:

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2010

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2010	294,322	$20.19
Granted	76,691	14.20
Vested	(48,341)	22.26
Forfeited	(2,427)	23.07
Outstanding at September 30, 2010	320,245	$18.43

Common stock compensation expense related to restricted stock awards granted under the Plan was $464 and $367 for the three months ended September 30, 2010 and 2009, respectively, and $1,381 and $1,290 for the nine months ended September 30, 2010 and 2009, respectively.

Total unrecognized compensation costs related to non-vested share-based compensation awards granted or awarded under the Plan were $2,177 and $2,525 at September 30, 2010 and December 31, 2009, respectively. These costs are expected to be recognized over a weighted average period of 1.3 years and 1.7 years, respectively.

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

Corporate assets, liabilities and expenses related to the Company’s corporate offices, except for interest expense and income taxes, primarily support the Aerostructures segment. The table, below, presents information about reported segments on the basis used internally to evaluate segment performance:

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2010

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net sales:
Aerostructures	$34,473	$38,653	$113,923	$122,229
Engineering Services	17,994	20,241	55,213	63,664
Eliminations	(183)	(145)	(492)	(313)
	$52,284	$58,749	$168,644	$185,580

Income from operations:
Aerostructures	$2,493	$2,548	$11,512	$9,601
Engineering Services	1,271	2,309	4,144	6,365
Eliminations	(30)	(14)	(94)	72
	$3,734	$4,843	$15,562	$16,038

9.  Customer Concentration

Direct sales, through both of its business segments, to the Company’s largest customer, Spirit Aerosystems accounted for 17.5% and 20.8% of the Company’s total revenues for the three months ended September 30, 2010 and 2009, respectively. Direct sales to Spirit Aerosystems accounted for 19.7% and 22.9% of the Company’s total revenues for the nine months ended September 30, 2010 and 2009, respectively.  Accounts receivable balances based on direct sales related to Spirit Aerosystems were 23.4% and 21.9% of the Company’s total accounts receivable balance at September 30, 2010 and December 31, 2009, respectively.

Direct sales, through both of its business segments, to the Company’s second largest customer, Gulfstream Aerospace Corporation accounted for 15.9% and 12.7% of the Company’s total revenues for the three months ended September 30, 2010 and 2009, respectively.  Direct sales to Gulfstream Aerospace Corporation accounted for 16.7% and 13.4% of the Company’s total revenues for the nine months ended September 30, 2010 and 2009, respectively.  Accounts receivable balances related to Gulfstream Aerospace Corporation were 12.6% and 11.9% of the Company’s total accounts receivable balance at September 30, 2010 and December 31, 2009, respectively.

Direct sales, through both of its business segments, to the Company’s third largest customer, The Boeing Company accounted for 13.6% and 15.9% of the Company’s total revenues for the three months ended September 30, 2010 and 2009, respectively. Direct sales to The Boeing Company accounted for 12.8% and 16.3% of the Company’s total revenues for the nine months ended September 30, 2010 and 2009, respectively. Accounts receivable balances related to The Boeing Company were 11.5% and 5.8% of the Company’s total accounts receivable balance at September 30, 2010 and December 31, 2009, respectively.

Direct sales, through both of its business segments, to the Company’s fourth largest customer, Triumph Group accounted for 10.3% and 9.5% of the Company’s total revenues for the three months ended September 30, 2010 and 2009, respectively.  Direct sales to Triumph Group accounted for 10.7% and 8.2% of the Company’s total revenues for the nine months ended September 30, 2010 and 2009, respectively.  Accounts receivable balances related to Triumph Group were 12.7% and 8.5% of the Company’s total accounts receivable balance at September 30, 2010 and December 31, 2009, respectively.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2010

10.  Income Taxes

During the third quarter of 2010, the Company adjusted its income tax expense to reflect the filing of its federal and certain state income tax returns resulting in a favorable adjustment of $427 mainly due to higher levels of credits and lower state taxes then had been estimated.  The Company also recorded $113 of additional income tax expense related to the settlement of the 2002-2005 IRS audits. The Company lowered its expected income tax rate from 36.5% for 2009 to 36.2% 2010 to reflect revised estimates not including the adjustments noted above.

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

Results of Operations

Three months ended September 30, 2010 compared to September 30, 2009

The following table is a summary of our operating results for the three months ended September 30, 2010 and 2009, respectively:

	Three Months Ended September 30, 2010
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$34.4	$18.0	$(0.2)	$52.2
Cost of sales	25.5	15.0	(0.1)	40.4
Gross profit	8.9	3.0	(0.1)	11.8
S, G, & A	6.4	1.7	-	8.1
Income from operations	$2.5	$1.3	$(0.1)	$3.7

	Three Months Ended
	September 30, 2009
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$38.6	$20.2	$(0.1)	$58.7
Cost of sales	30.3	16.2	(0.1)	46.4
Gross profit	8.3	4.0	-	12.3
S, G, & A	5.8	1.7	-	7.5
Income from operations	$2.5	$2.3	$-	$4.8

Aerostructures Segment

Net Sales.  The following table specifies the amount of the Aerostructures segment’s net sales by category for the third quarter of 2010 and 2009 and the percentage of total net sales for each period represented by each category.
	Three Months Ended September 30,
Category	2010	% of Total	2009	% of Total
	($ in millions)
Corporate and regional aircraft	$9.9	28.8%	$9.3	24.1%
Large commercial aircraft	12.5	36.3%	18.6	48.2%
Military	9.5	27.6%	9.5	24.6%
Other	2.5	9.3%	1.2	3.1%
Total	$34.4	100.0%	$38.6	100.0%

Net sales for the third quarter of 2010 were $34.4 million, down 10.9% from $38.6 million in the third quarter of 2009.  Decreases occurred primarily in the large commercial aircraft sector. These decreases were partially offset by an increase in the corporate and regional aircraft sector and other products.

Net sales of components for corporate and regional aircraft were $9.9 million for the third quarter of 2010 compared to $9.3 million for the third quarter of 2009, an increase of $0.6 million, or 6.5%.  This increase was primarily driven by higher production rates of large-cabin G450 and G550 aircraft at Gulfstream, with net sales related to these aircraft reaching $8.0 million in the quarter ended September 30, 2010 compared to $7.3 million for the quarter ended September 30, 2009.

Net sales of products used in large commercial aircraft were $12.5 million for the third quarter of 2010 compared to $18.6 million for the third quarter of 2009, a decrease of $6.1 million, or 32.8%. This decrease primarily resulted from a $4.6 million decline in net sales of aftermarket wing modification products to $2.3 million for the third quarter of 2010 from $6.9 million for the third quarter of 2009.  Net sales for the 737 aircraft were $5.7 million in the third quarter of 2010, down from $6.2 million in the third quarter of 2009, due to delivery in 2009 of $0.3 million of 737 Classic winglets that concluded that contract, and inventory management policies at our customers.  Net sales for the 747 aircraft declined to $2.2 million in the third quarter of 2010 from $3.6 million in the third quarter of 2009.  This decline is attributable to the absence of a portion of a floor beam kitting program for the 747 and lower demand for product as the new 747-8 platform starts up at Boeing.  The 777 generated net sales in the third quarter of 2010 of $1.3 million, up from $1.2 million in the third quarter of 2009.  The 787 generated $0.4 million in the third quarter of 2010, up from less than $0.1 million in the third quarter of 2009, as production needs began to drive demand as the aircraft moves toward first delivery and planned production rate increases.

Military products generated $9.5 million of net sales in both the third quarter of 2010 and 2009.  Reductions in demand for Apache Helicopter product resulted in a decline in net sales to $0.3 million for the third quarter of 2010 from $0.6 million in the third quarter of 2009.  Offsetting this decline was growth on the Blackhawk programs with net sales of $8.1 million in third quarter of 2010 compared to $7.8 million in the third quarter of 2009.

Other products generated $2.5 million in net sales in the third quarter of 2010 compared to $1.2 million in the third quarter of 2009, an increase of $1.3 million, or 108.3%.  This increase was partially a result of an increase of $0.6 million in technology product sales to $0.9 million in the third quarter of 2010 from $0.3 million in the third quarter of 2009 and an increase of $0.9 million in sales at Intec to $1.6 million in the third quarter of 2010 from $0.7 million in third quarter 2009.

Gross Profit.  Gross profit for the third quarter of 2010 was $8.9 million (25.9% of net sales) compared to $8.3 million (21.5% of net sales) in the third quarter of 2009.  Gross profit in the third quarter of 2009 was negatively impacted by our inventory reduction plan as we pared inventory levels that had grown during the Boeing strike and after Gulfstream had cut production rates.  The lower production level reduced efficiencies and provided less coverage of fixed costs.  During the third quarter of 2010, gross profit margins were unfavorably impacted by inefficiencies related to two new projects.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $6.4 million (18.6% of net sales) for the third quarter of 2010 compared to $5.8 million (15.0% of net sales) for the third quarter of 2009.  In 2010, personnel costs increased by $0.3 million and legal and accounting expenses increased by $0.3 million.

We continue to monitor the performance of Intec, the operating results of which have been below expectations. To date we have concluded that no significant changes constituting a triggering event have occurred through September 30, 2010. A “triggering event” would require us to perform an impairment analysis of goodwill and intangible assets related to the Intec reporting unit, which had a net carrying value of $12.2 million at September 30, 2010. In addition, the amount of $1.2 million of accrued contingent consideration could be adjusted during the remainder of 2010 if certain provisions of the acquisition agreement are met or not met.  Adjustments to the carrying value of these assets and liabilities will impact our earnings.

Engineering Services Segment

Net Sales. The following table specifies the amount of the Engineering Services segment’s net sales by category for the third quarter of 2010 and 2009 and the percentage of the segment’s total net sales represented by each category.

	Three Months Ended September 30,
Category	2010	% of Total	2009	% of Total
	($ in millions)
Corporate and regional aircraft	$4.9	27.2%	$4.5	22.3%
Large commercial aircraft	8.8	48.9%	7.9	39.1%
Military	3.8	21.1%	7.4	36.6%
Other	0.5	2.8%	0.4	2.0%
Total	$18.0	100.0%	$20.2	100.0%

Net sales for the Engineering Services segment were $18.0 million for the third quarter of 2010 as compared to $20.2 million for the third quarter of 2009, a decrease of $2.2 million, or 10.9%. The reduction resulted primarily from a decrease in the support required for the multiple military programs as many of the assigned tasks were completed earlier in 2010.

Net sales for services supporting corporate and regional aircraft were $4.9 million in the third quarter of 2010 compared to $4.5 million for the third quarter of 2009, an increase of $0.4 million, or 8.9%. Net sales for the Mitsubishi Regional Jet were $2.5 million in the third quarter of 2010, up from $1.2 million in the third quarter of 2009.  Additionally, work began during 2010 on the Lear-85 platform, which generated $1.0 million in the third quarter of 2010.  These increases were partially offset by lower net sales on the G650 project which generated $2.5 million in the third quarter of 2009 compared to $0.8 million in the third quarter of 2010, as engineering efforts have been substantially completed.

Net sales for services for large commercial aircraft were approximately $8.8 million in the third quarter of 2010, up $0.9 million, or 11.4%, from $7.9 million in the third quarter of 2009.  This increase is due to work begun in 2010 on the Airbus A350 platform which generated $1.0 million in the third quarter of 2010.  Net sales for the 787 produced $3.9 million in the third quarter of 2010, up from and $2.6 million in the third quarter of 2009 with the growth coming primarily from engineering efforts for the 787-9 derivative.  Additionally, start-up efforts on two additional projects increased revenue in 2010 by $0.7 million.  These increases were offset by a $2.3 million decrease in revenues related to the 747-8 platform from $4.7 million in the third quarter of 2009 to $2.4 million in the third quarter of 2010 due to design maturation of the program.

Net sales of services for military programs were $3.8 million in the third quarter of 2010, down $3.6 million, or 48.6%, from $7.4 million in the third quarter of 2009. The decrease in military sales resulted from the completion of requirements on the CH-53, which generated only $0.2 million in the third quarter of 2010, down from $2.4 million in revenues during the third quarter of 2009.  Multiple military projects with Lockheed were also winding down, resulting in a $1.8 million decline in revenues to $0.1 million in the third quarter of 2010 from $1.9 million in the third quarter of 2009.

Gross Profit.  Gross profit for the third quarter of 2010 was $3.0 million (16.7% of net sales) compared to $4.0 million (19.8% of net sales) in the third quarter of 2009.  The decrease in gross profit from the third quarter of 2009 to the third quarter of 2010 is due to lower sales volume and reduced billable hours as we transitioned engineers from maturing programs to new programs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the third quarter of 2010 were consistent with the third quarter of 2009 at $1.7 million, or 9.4% of net sales for the third quarter of 2010 and 8.4% of net sales for the third quarter of 2009.

Non-segment Expenses

Interest Expense, net.  Net interest expense was $0.2 million for the third quarter of 2010 and $0.4 million for the third quarter of 2009. The higher expense in 2009 was due to increased borrowings needed to fund the acquisition of Intec in January 2009, which were repaid throughout 2009 and 2010.

Income Tax Expense.  During the third quarter of 2010, we recorded income tax expense of $1.0 million compared to $1.6 million in the third quarter of 2009.  During the third quarter of 2010, the Company adjusted its income tax expense to reflect the filing of its federal and certain state income tax returns resulting in a favorable adjustment of $0.4 million mainly due to higher levels of credits and lower state taxes then had been estimated.  The Company also recorded $0.1 million of additional income tax expense related to the settlement of the 2002-2005 IRS audits.  The Company lowered its expected income tax rate from 36.5% for 2009 to 36.2% for 2010 to reflect revised estimates not including the adjustments noted above.

Nine months ended September 30, 2010 compared to September 30, 2009

The following table is a summary of our operating results for the nine months ended September 30, 2010 and 2009, respectively:

	Nine Months Ended September 30, 2010
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$113.9	$55.2	$(0.5)	$168.6
Cost of sales	83.9	45.6	(0.4)	129.1
Gross profit	30.0	9.6	(0.1)	39.5
S, G, & A	18.5	5.5	-	24.0
Income from operations	$11.5	$4.1	$(0.1)	$15.5

	Nine Months Ended
	September 30, 2009
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$122.2	$63.7	$(0.3)	$185.6
Cost of sales	94.0	51.7	(0.4)	145.3
Gross profit	28.2	12.0	0.1	40.3
S, G, & A and other charges (1)	18.6	5.6	0.1	24.3
Income from operations	$9.6	$6.4	$(0.0)	$16.0

(1)	Includes severance and restructuring expenses of $0.3 million incurred by the Aerostructures segment.

Aerostructures Segment

Net Sales.  The following table specifies the amount of the Aerostructures segment’s net sales by category for the nine months ended September 30, 2010 and 2009 and the percentage of total net sales for each period represented by each category.

	Nine Months Ended September 30,
Category	2010	% of Total	2009	% of Total
	($ in millions)
Corporate and regional aircraft	$33.7	29.6%	$36.9	30.2%
Large commercial aircraft	46.2	40.6%	51.5	42.1%
Military	26.9	23.6%	29.3	24.0%
Other	7.1	6.2%	4.5	3.7%
Total	$113.9	100.0%	$122.2	100.0%

Net sales for the first nine months of 2010 were $113.9 million, down 6.8% from $122.2 million in the first nine months of 2009.  Decreases occurred in the corporate and regional, large commercial aircraft and military sectors. These decreases were partially offset by an increase in other products.

Net sales of components for corporate and regional aircraft were $33.7 million for the first nine months of 2010 compared to $36.9 million for the first nine months of 2009, a decrease of $3.2 million, or 8.7%.  The decrease was primarily due to $7.0 million in nonrecurring tooling sales in the first nine months of 2009.  There were no significant tooling sales in this market sector for the first nine months of 2010.  The decrease was partially offset by a $3.2 million increase in sales related to the G450/G550 to $27.8 million in the first nine months of 2010 from $24.6 million in the first nine months of 2009 due to increased production rates.

Net sales of products used in large commercial aircraft were $46.2 million for the first nine months of 2010 compared to $51.5 million for the first nine months of 2009, a decrease of $5.3 million, or 10.3%.  This decline resulted primarily from an $8.9 million decline in sales related to the aftermarket wing modifications declining to $10.5 million in the first nine months of 2010 from $19.4 million in the first nine months of 2009 due to lower demand by the existing fleet.  Sales related to the 777 program offset this decline increasing to $5.4 million in the first nine months of 2010 from $3.4 million in the first nine months of 2009 primarily because of nonrecurring tooling sales and deliveries related to a new statement of work.  Sales related to the 737 program also increased $1.0 million to $18.0 million in the first nine months of 2010 from $17.0 million in the first nine months of 2009.  Sales related to the 747 program increased to $9.3 million in the first nine months of 2010 from $8.7 million in the first nine months of 2009.

Military products generated $26.9 million of net sales in the first nine months of 2010 compared to $29.3 million in the first nine months of 2009, a decrease of $2.4 million, or 8.2%.  This decrease primarily resulted from a decline of $2.7 million in sales for the Apache Helicopter program to $0.7 million in the first nine months of 2010 from $3.4 million in the first nine months of 2009, primarily due to lower demand for those helipcopters.

Other products generated $7.1 million in net sales in the first nine months of 2010 compared to $4.5 million in the first nine months of 2009, an increase of $2.6 million, or 57.8%.  Net sales of technology products grew to $2.6 million in the first nine months of 2010 from $1.0 million in the first nine months of 2009, and testing and manufacturing sales at Intec grew to $3.8 million in the first nine months of 2010 from $2.9 million in the first nine months of 2009.

The backlog was $226 million and $228 million at September 30, 2010 and 2009, respectively.

Gross Profit.  Gross profit for the first nine months of 2010 was $30.0 million (26.3% of net sales) compared to $28.2 million (23.1% of net sales) in the first nine months of 2009.  Gross profit in 2009 was impacted by our decision to lower production levels to reduce inventories during 2009, resulting in inefficiencies and lower coverage of fixed costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $18.5 million (16.2% of net sales) for the first nine months of 2010 compared to $18.6 million (15.2% of net sales) for the first nine months of 2009.  Expenses in the first nine months of 2009 included $0.3 million in restructuring costs, $0.2 million in disposal costs of Technical Change Associates, Inc. (“TCA”) as well as $0.2 million in professional fees incurred in connection with the acquisition of Intec, which did not reoccur in 2010. Expenses in the first nine months of 2010 included an increase of $0.8 million in personnel expenses.

Engineering Services Segment

Net Sales. The following table specifies the amount of the Engineering Services segment’s net sales by category for the first nine months of 2010 and 2009 and the percentage of the segment’s total net sales represented by each category.

	Nine Months Ended September 30,
Category	2010	% of Total	2009	% of Total
	($ in millions)
Corporate and regional aircraft	$15.6	28.3%	$14.2	22.3%
Large commercial aircraft	23.0	41.7%	27.5	43.2%
Military	15.1	27.4%	20.3	31.9%
Other	1.5	2.6%	1.7	2.6%
Total	$55.2	100.0%	$63.7	100.0%

Net sales for the Engineering Services segment were $55.2 million for the first nine months of 2010 as compared to $63.7 million for the first nine months of 2009, a decrease of $8.5 million, or 13.3%, which resulted primarily from decreases in the large commercial aircraft and military sectors.

Net sales for services supporting corporate and regional aircraft, the majority of which is on the development of new and re-designed aircraft, were $15.6 million in the first nine months of 2010 compared to $14.2 million for the first nine months of 2009, an increase of $1.4 million, or 9.9%.  This increase resulted from a $5.9 million increase in revenues generated by the new design-build program with Mitsubishi Regional Jet to $7.1 million in the first nine months of 2010 from $1.2 million in the first nine months of 2009.  Additionally two new development contracts on corporate aircraft began in 2010, increasing net sales by $4.2 million.  These increases were offset by the completion of engineering requirements for the G650, which reduced net sales by $6.7 million to $2.7 million for the project in the first nine months of 2010 compared to $9.4 million for the project in the first nine months of 2009.

Net sales for services for large commercial aircraft were $23.0 million in the first nine months of 2010, down $4.5 million, or 16.4%, from $27.5 million in the first nine months of 2009. The decreased revenues resulted predominantly from lower requirements on the Boeing 747-8 platform, which generated revenues of $7.9 million in the first nine months of 2010, down $8.6 million from $16.5 million for the first nine months of 2009 as the aircraft design efforts matured.  This decline was offset by a new contract in 2010 for the Airbus A350, which generated $2.2 million for the first nine months of 2010, and work on the 787 which generated $9.3 million in the first nine months of 2010 compared to $7.5 million in the first nine months of 2009.

Net sales of services for military programs were $15.1 million in the first nine months of 2010, down $5.2 million, or 25.6%, from $20.3 million in the first nine months of 2009. The decrease in military sales resulted from the completion of requirements on the CH-53, which generated $4.7 million in the third quarter of 2010, down from $6.8 million in revenues during the first nine months of 2009.  Multiple military projects with Lockheed were also winding down resulting in $3.5 million decline in revenues to $1.2 million in the first nine months of 2010 from $4.7 million in the first nine months of 2009.

Gross Profit.  Gross profit for the first nine months of 2010 was $9.6 million (17.4% of net sales) compared to $12.0 million (18.8% of net sales) in the first nine months of 2009.  The decrease in gross profit during the first nine months of 2010 is due to lower sales volume and fewer billable hours to offset fixed overhead costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the first nine months of 2010 were $5.5 million (10.0% of net sales) compared to $5.6 million (8.8% of net sales) for the first nine months of 2009. The decrease was primarily due to a reduction in personnel costs.

Non-segment Expenses

Interest Expense, net.  Net interest expense was $0.6 million for the first nine months of 2010 and $1.3 million for the first nine months of 2009. The higher expense in 2009 was due to increased borrowings needed to fund the acquisition of Intec in January 2009, which were repaid throughout 2009 and 2010.

Income Tax Expense.  During the first nine months of 2010, we recorded income tax expense of $5.1 million compared to $5.4 million in the first nine months of 2009.

Liquidity and Capital Resources

During the first nine months of 2010, our operating activities generated $23.3 million of cash compared with the $10.8 million in the first nine months of 2009.  Net cash provided by operating activities for the first nine months of 2010 was favorably impacted by increased profitability and our efforts to improve working capital levels, which began in 2009 and have carried into 2010.  Working capital provided cash of $5.8 million, primarily the result of collecting prior year receivables, receiving milestone payments in advance of work performed on our design-build contract with Mitsubishi and the result of maintaining our working capital levels throughout 2010.  We do not expect the favorable timing of payments to continue into the future on the Mitsubishi Regional Jet program, and we have felt some recent pressure from our customers to increase credit terms both which could unfavorably impact cash flow in the coming quarters.

Net cash used in investing activities was $6.6 million for the first nine months of 2010 compared to $12.8 million for the first nine months of 2009.  In 2009, we used $10.0 million of cash to fund the acquisition of Intec. Cash used in the first nine months of 2010 was primarily for the acquisition of capital equipment. Total capital expenditures were $5.9 million for the first nine months of 2010 compared with $2.6 million for the first nine months of 2009.  This increase was largely due to investments we made to improve our production capabilities and support design-build activities.

Cash used by financing activities was $16.7 million for the first nine months of 2010 compared to cash provided of $4.5 million for the first nine months of 2009.  Funds used in 2010 and provided in 2009 represent net cash payments on and advances from our revolving credit facility, respectively. Funds provided in 2009 were primarily used to fund the acquisition of Intec.

We expect to meet our ongoing working capital, acquisition, debt service, and capital expenditure needs presently and for the next twelve months from a combination of our cash on hand, cash flow from operating activities and cash available under our credit facility, which is not scheduled to  mature until July 2012. As of September 30, 2010, $81.0 million of our revolving credit facilities were available, and we believe we were, and expect to continue to be, in compliance with all of our financial and non-financial covenants.  Our capital budget for the remainder of 2010 anticipates capital expenditures of approximately $2.1 million.

Contractual Obligations and Commitments

For information concerning contractual obligations, see the caption “Contractual Obligations and Commitments” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows.  We are exposed to market risk primarily due to fluctuations in interest rates.  We do not utilize any particular strategy or instruments to manage our interest rate risk. Our outstanding credit facility carries a fluctuating interest rate that varies based on changes in the prime lending rate of our lender. Accordingly, we are subject to potential fluctuations in our debt service. Based on the amount of our outstanding debt as of September 30, 2010, a hypothetical 1% change in the interest rate of our outstanding credit facility would have an inconsequential impact on our financial position during the next 12-month period.  We also have the ability to fix the interest rate under LIBOR for a period not to exceed one year (see Note 5 to Condensed Consolidated Financial Statements).  While not eliminating interest rate risk, the ability to fix the interest rate allows us to moderate the impact of changes in the prime lending rate.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2010.  Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

See Exhibit Index.

  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Charles and State of Missouri on the 8th day of November, 2010.

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

10.1
Employment Agreement dated effective as of November 1, 2010 between D3 Technologies Inc. and Richard Johnson previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed October 21, 2010 and incorporated herein by reference.

31.1	Rule 13a-14(a) Certification of Ronald S. Saks, Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Lawrence E. Dickinson, Vice President, Chief Financial Officer and Secretary.

32	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.