Form 10-K
period 2010-12-31
LMI AEROSPACE INC
filed 2011-03-11
CIK 1059562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number                                             000-24293

LMI AEROSPACE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Missouri	43-1309065
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

411 Fountain Lakes Blvd.,
St. Charles, Missouri	63301
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code    (636) 946-6525

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

Common stock, $0.02 par value per share	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐Yes     ☑No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐Yes     ☑No

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
☐Yes     ☑No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2010, was $139,112,737

There were 11,802,257 shares of common stock outstanding as of March 4, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference portions of the Proxy Statement for the Registrant’s 2011 Annual Meeting.

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

●	competitive pressures, such as pricing pressures relating to low-cost foreign labor and industry participation commitments made by the Company’s customers to foreign governments;

●	cost overruns that may not be recoverable under fixed price contracts;

●	changes in the quality, costs and availability of the Company’s raw materials, principally aluminum;

●	the Company’s ability to stay current with technological changes, such as the development of alternative aerospace materials and new engineering software;

●	governmental funding for certain military programs that utilize the Company’s products;

●	the effect of terrorism and other factors that adversely affect the commercial travel industry;

●	a reduction in the number of suppliers and increases in competition resulting from consolidation within the aerospace industry;

●	asserted and unasserted claims, and in particular, the Company’s ability to successfully negotiate claims relating to cost over-runs of work performed on certain customer contracts;

●	general economic conditions, particularly with respect to the availability of, terms of and access to credit and debt instruments;

●	changes in employee relations;

●	environmental matters;

●	changes in accounting principles or new accounting standards;

●	compliance with laws and regulations; and

●	the political environment in Mexico.

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

PART I

ITEM 1.  BUSINESS

General Overview

LMI Aerospace, Inc. is a leading provider of design engineering services, structural assemblies, kits and components to the aerospace, defense and technology markets.  The Company is comprised of talented and dedicated people committed to providing outstanding service to our customers.  We provide a broad array of manufacturing capabilities, as well as engineering and value-added services to the large commercial, corporate and regional, and military aircraft markets.  We also provide prototyping, testing and design capabilities to customers in support of new product development and in-service aircraft.  LMI Aerospace is a preferred supplier to aircraft original equipment manufacturers (“OEMs”) and Tier 1 aerospace suppliers.  In addition to aerospace products, we produce components and assemblies for laser equipment used by semiconductor equipment manufacturers in the technology industry and ProWall™ engineered reusable containers for commercial, industrial and military applications.

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

Since 2003, LMI Aerospace has expanded into assembling and kitting and opened a kitting center in Savannah, Georgia.  In 2006, we opened a 23,000 square foot manufacturing center in Mexicali, Mexico to support our U.S. operations.  This facility has now grown into a facility with over 74,000 square feet of space.

In 2007, LMI Aerospace acquired D3 Technologies, Inc. (“D3”), a premier design and engineering services firm based in San Diego, California.  D3 performs structural design and analysis work for manufacturers of commercial, corporate and military aircraft and provides the engineering expertise required to support design-build programs internal to LMI Aerospace.  D3’s engineers have worked on a range of design and analysis projects, including airframe, electro/mechanical and hydraulic/pneumatic systems, and have expertise in mechanical, structural and system design; stress and finite element analysis; tool design and engineering; computer numerical control (“CNC”) programming; logistics and program support; and avionics software and hardware development.

In January 2009, we acquired Everett, Washington-based Integrated Technologies, Inc. (“Intec”), a provider of advanced materials testing, manufacturing and design services to the aerospace, defense and transportation industries.  Intec’s primary business is designed to support composite testing, manufacturing and research by analyzing new and existing materials, including organic matrix composites, ceramics, metal matrix composites and metal.  We believe the acquisition of Intec, together with other initiatives, will provide significant composite assembly and component production capabilities, allowing LMI Aerospace to broaden its customer offerings and to transition to the production of non-metallic products.  See Note 2 of the Notes to Consolidated Financial Statements in Item 8 below.

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

We believe that OEMs and Tier 1 aerospace suppliers will continue to outsource the design and manufacturing of components, assemblies and sub-systems to fewer, well capitalized preferred suppliers who are capable of meeting increasing market demands for on-time delivery and quality in a cost effective manner.  Accordingly, we continue to focus on remaining well positioned to benefit from these trends by:

•	Providing unique integrated solutions to our aerospace customers through creative and value driven design and build processes, throughout the product lifecycle.
•	Making project management the cornerstone of our competitive advantage.
•
Doubling our revenue by 2014 through organic growth and strategic acquisitions and partnerships in order to reach the size and breadth of capabilities necessary to win larger and more complex projects, while maintaining a debt to equity ratio of less than 1 to 1.

•
Executing our long-term business development strategy so that the legacy engineering and fabrication divisions continue to grow their expertise and sales, while supporting a growing design-build operation.

•
Diversifying markets and customers so that the output for each of the large commercial, corporate and regional and military aircraft market sectors is reasonably balanced, and each sector is represented by at least three significant customers, with a mix between U.S. and foreign companies.

•	Placing the highest priority on serving our external and internal customers, with consistent emphases on integrity, ethical behavior and responsibility to our communities.
•
Developing global low cost sources of supply, through ownership or use of our supply chain, to complement the engineering and build capabilities provided by our U.S. offices and factories, thus enabling us to better market to global customers.

•	Enhancing those business processes necessary to effectively execute design-build projects and to prepare for a new ERP installation.
•	Improving information and facility security, with emphasis on export control requirements.
•
Investing in developing our work force by providing formal education support, skill training to provide flexibility and capability, and leadership training to enable us to reach our revenue growth targets and provide added management depth.

•	Continuing to unify our divisions’ approaches in our dealings with our customers, suppliers and internal partners.

We believe these strategic actions will enhance our ability to successfully compete in the future.  Additionally, we continue to utilize defined strategic initiatives in our Aerostructures and Engineering Services segments with detailed action plans to further solidify the competitive position of each segment.

Financial Information About Our Business Segments

Financial information with respect to our business segments, including revenues and operating earnings is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below, and in Note 15 of the Notes to Consolidated Financial Statements in Item 8 below.

Description of Business by Segment

We operate in two business segments consisting of our Aerostructures segment and our Engineering Services segment.  These two segments are described in detail below.

Our Aerostructures segment fabricates, machines, finishes, integrates, assembles and kits formed close tolerance aluminum and specialty alloy and composite components and higher level assemblies for use by the aerospace, defense and technology industries.  We manufacture more than 30,000 products for integration into a variety of aircraft platforms manufactured by leading OEMs and Tier 1 aerospace suppliers, including Spirit AeroSystems, Gulfstream Aerospace Corporation, The Boeing Company, Triumph Group, Sikorsky Aircraft Corporation, and Aviation Partners Boeing.  We are the sole-source provider, under long-term agreements, of many of the products that we manufacture.  Our primary aerospace products include:

•	leading edge wing slats and flapskins;
•	winglet leading edges and related wing modification kits;
•	fuselage skin and wing modification kitting and distribution;
•	helicopter cabin and aft section components and assemblies;
•	wing panels;
•	door components, assemblies and floorbeams;
•	thrust reversers and engine nacelles/cowlings;
•	cockpit window frames and landing light lens assemblies;
•	detail interior components;
•	structural sheet metal and extruded components;
•	tailcone assemblies;
•	housings and assemblies for gun turrets; and
•	various components and assemblies.

We also offer our customers value-added services related to the design, production, assembly and distribution of aerospace components and deliver kits of products directly to customer points of use.  We believe these value-added services strengthen our position as a preferred supplier by improving overall production efficiencies and value for our customers.  These services include:

•	fabrication;
•	machining;
•	finishing;
•	assembly;
•	kitting;
•	distribution;
•	composites manufacturing; and
•	testing services.

Our Engineering Services segment, operated by D3, provides a complete range of design, engineering and program management services, supporting aircraft product lifecycles from conceptual design, analysis and certification through production support, fleet support and service life extensions via a complete turnkey engineering solution, including:

•	structural design and analysis;
•	systems design and integration; and
•	tool design and fabrication.

Our team of engineers has extensive experience across multiple disciplines, enabling us to creatively address the needs of our customers throughout the life-cycle of our customers’ programs.  We have the ability to work with OEM customers to launch new programs by assisting with preliminary and conceptual design, certification planning support, risk mitigation and producibility trade studies, and the development of high level program schedules and resource planning.  Working with our customers in the early stages better positions us to provide tooling design support in the fabrication stage as well as modifications and upgrades throughout the platform’s life-cycle.

Design-build projects require close collaboration from conception through production.  Our consolidated team is committed to a high level of customer service and works together to ensure each project progresses smoothly through the design-to-production process.

Additional Information

We are a Missouri corporation.  Our principal executive offices are located at 411 Fountain Lakes Blvd., St. Charles, Missouri  63301.  Our Internet address is www.lmiaerospace.com.  Interested readers can access our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the Securities and Exchange Commission website at www.sec.gov.  Such reports are generally available on the day they are filed.  Additionally, we will furnish interested readers a paper copy of such reports, upon request, free of charge.

Customers and Products & Services

Customers

Our principal customers are primarily leading OEMs and Tier 1 suppliers in the large commercial, corporate and regional, and military aircraft markets of the aerospace industry.  Through December 31, 2010, direct sales to our top six customers (Spirit AeroSystems, Gulfstream Aerospace Corporation, The Boeing Company, Triumph Group, Sikorsky Aircraft Corporation and Aviation Partners Boeing) accounted for a total of approximately 73% of our sales.  The loss of, or substantial reduction of orders from, any of these customers could materially affect our sales and profitability.  See “Item 1A.  Risk Factors – Risks Related to Our Business – Sales to a limited number of customers represent a significant portion of our revenues and our long-term agreements with these customers are generally terminable upon written notice” and Management’s Discussion and Analysis of Financial Condition – Results of Operations – Year ended December 31, 2010 compared to year ended December 31, 2009 – Aerostructures Segment in Item 7 below and Note 14 of the Notes to Consolidated Financial Statements in Item 8 below.

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

Products & Services

Our Aerostructures segment fabricates, machines, finishes, integrates, assembles and kit formed close tolerance aluminum and specialty alloy and composite components and higher level assemblies for use by the aerospace, defense and technology industries.  Substantially all of our components and assemblies are based on designs and specifications prepared and furnished by our customers.  Our Engineering Services segment provides a complete range of engineering design, analysis, certification and program management services for the aerospace industry.  Our Aerostructures and Engineering Services segments have combined their experience and expertise to form a unified team that can provide customers with fully integrated, seamless, innovative and strategic design-build solutions.  Because we manufacture thousands of components and provide design services on various programs, no one component or service program accounts for a significant portion of our sales.  The following table describes some of the principal products we manufacture and the structural design services we provide as well as the platforms into which they are integrated, if applicable:

Product & Services	Models
Aerostructures Segment
Leading edge assemblies, wing slats and flapskins/components
-  Gulfstream Aerospace Corporation: G-450, G-550, G-650
-  The Boeing Company: 737, 777, 787
-  Bombardier, Inc.: Learjet 45 & 60, Challenger 604/605, Dash 8, CRJ 200/700/900/1000, Global Express
-  Spirit AeroSystems: G-250, G-650

Winglets and wing modification kits	- The Boeing Company: 737, 757 - Aviation Partners Boeing: 737, 757, 767
Detail interior components	- Gulfstream Aerospace Corporation: G-350, G-450, G-550 - The Boeing Company: 737, 747, 767, 777
Helicopter cabin and aft section components and assemblies	- Sikorsky Aircraft: UH-60 Black Hawk; MH-60 Seahawk - Triumph Group : UH-60 Black Hawk ; MH-60 Seahawk
Wing panels	- The Boeing Company: 747 - Bombardier, Inc.: CRJ 200/700/900
Door components, assemblies and floorbeams	- Gulfstream Aerospace Corporation: G-450 - The Boeing Company: 737, 747 - Bombardier, Inc.: Challenger 604
Tail cone assemblies	- Mitsubishi Aircraft Corporation (“MJET”): Mitsubishi Regional Jet (“MRJ”)
Thrust reversers and engine nacelles/cowlings	- Gulfstream Aerospace Corporation: G-450, G-650 - Boeing Commercial: 737, 747, 777 - Boeing Defense: B-52 Buffalo
Cockpit window frames and landing light lens assembly	- Gulfstream Aerospace Corporation: G-350, G-450 - The Boeing Company: 737, 747, 767, 777, MD-80, KC-10 - Bombardier, Inc.: Learjet 45 & 60, Challenger 300
Fuselage and wing skin	- Gulfstream Aerospace Corporation: G-350, G-450, G-550, G-650 - The Boeing Company: 737, 747, 767, 777, 787 - Bombardier, Inc.: Learjet 45 & 60, Dash-8, CRJ200/700/900

Structural sheet metal and extruded components
-  Gulfstream Aerospace Corporation: G-350, G-450, G-550, G-650
-  Boeing Commercial: 737, 747, 767, 777
-  Boeing Defense: F-15 Eagle, F/A-18 Hornet, C-17 Globemaster
-  Bombardier, Inc.: CRJ 200/700/900
-  Spirit AeroSystems: 737, 777

Auxiliary power unit components	- Gulfstream Aerospace Corporation: G-550 - The Boeing Company: V-22 Osprey

Housings and assemblies for gun turrets	- The Boeing Company: AH-64 Apache - Alliant Techsystems, Inc.: AH-64 Apache

Various components and assemblies	- Gulfstream Aerospace Corporation: G-550

Fans, heat exchangers and various assemblies	- Cymer, Inc.: ELS 7000, ELS 6010, XLA 100

ProWall™ engineered containers	- California Industrial Facilities, Inc., Atlas Van Line, United Van Line

Engineering Services Segment

Structural design and analysis

• Wing/wingbox, fixed and moveable LE/TE, fuselage, empennage, tail cone design
-  Boeing Commercial: 777, 747-8, 787-8/-9
-  Spirit AeroSystems: Boeing 747-8, 787-8, Gulfstream G-250, G-650, Airbus A-350
-  Triumph - Vought Aircraft Division: Boeing 787-8
-  Lockheed Martin Aeronautics Company: JSF F-35
-  Bombardier, Inc.: Learjet L-85
-  MJET: MRJ

• Winglet/wing mod design	- Aviation Partners Boeing: 757, 767 - Spirit AeroSystems: Gulfstream G-250, G-650

• Nacelle, engine cowl, thrust reverser design	- NORDAM: PD427 Fan Cowl (Hawker 400)

• Weight improvement engineering	- Boeing Commercial: 747-8, 787-8 - Spirit AeroSystems: Boeing 787-8, Gulfstream G-250, G-650 - Triumph - Vought Aircraft Division: Boeing 787-8

• Helicopter fuselage, cockpit, cabin frames, skins, longerons, beams	- Spirit AeroSystems: CH53K

• Aircraft modification engineering	- Boeing Commercial: 747-LCF, 777-F - Boeing Defense: F/A-18A/B/C/D Hornet, F/A-18E/F Super Hornet, EA-18G Growler

Systems design and integration	- Boeing Commercial: 747-8, 787

Tool design and fabrication	- Boeing Commercial: 777, 747-8, 787 - Boeing Defense: MMA - Spirit AeroSystems: Boeing 747-8 - Triumph - Vought Aircraft Division: 787, 747-8, C-17, Global Hawk - AMRO Fabrication Corporation: 787-9

Manufacturing engineering	- DCR/Lockheed: JSF

Aviation training system	- Northrop Grumman: C-2A Greyhound, E-2C Hawkeye, E-2D Advanced Hawkeye

Aviation maintenance engineering
-  USS Nimitz (CVN-68), USS Abraham Lincoln
    (CVN 72),  USS George Washington (CVN 73),
    USS John C Stennis (CVN-74), USS Ronald Reagan
-  Naval Air Station: Lemoore, CA, Oceana, VA, Atsugi, Japan, Coronado, CA, Whidbey Island, Norfolk, VA
-  Marine Corps Air Station: Cherry Point, NC,
    Beaufort, SC, Iwakuni, Japan

Aviation system software engineering
-  Northrop Grumman: Fire Scout, Sea Scout
-  Sikorsky Aircraft: SH-60 Sea Hawk, HH-60 Jay Hawk,  MH-60 Black Hawk
-  Space and Naval Warfare Systems Center (Pacific)
-  Naval Air Station: Key West, FL, Jacksonville, FL

Manufacturing Process

Fabrication

We deliver a broad range of fabrication capabilities ranging from a single-piece component to complex, multiple-quantity orders.  Our abilities include coordinate measuring machine (“CMM”) inspection, tooling and engineering.  We can bend, stretch, draw, stamp, and cut a myriad of materials, including aluminum alloys, stainless steel, titanium and other metals and non-metallic materials.  We organize our manufacturing facilities by value streams for a particular manufacturing process.  Depending on the component, we utilize either a forming process or a machining process.  Each value stream is staffed by a team of operators who are supported by a supervisor, lead operators and quality inspectors.  Throughout each stage of the manufacturing and finishing processes, we collect, maintain and evaluate data, including customer design inputs, process scheduling, material inventory, labor, inspection results and completion and delivery dates.  Our information systems employ this data to provide accurate pricing and scheduling information to our customers as well as to establish production standards used to measure internal performance.

We use several different processes in manufacturing components, including:

•	fluid cell press;
•	sheet metal and extrusion stretch;
•	skin stretch;
•	stretch draw;
•	hot joggle;
•	machining and turning;

•	CNC brake forming and turret punch;
•	roll forming;
•	cutters; and
•	drop hammer.

These processes shape or form aluminum, stainless steel or titanium sheet metal or other metals and non-metals  and extrusion, known as a work piece, into components by applying pressure through impact, cutting, stretching or pressing, which causes the work piece to conform to a die.  The shapes may be simple with a single angle, bend or curve or may be complex with compound contours having multiple bends and angles.  Some processes incorporate heat to soften the metal prior to or during forming.

Machining

Our machining capabilities range from simple 2-axis to high-speed 5-axis milling.  State-of-the-art machining, CNC programming tools and highly trained operators assure that the machined products that we deliver meet specifications and exceed expectations.  We produce components using close-tolerance machining methods.  These methods involve the machining of various metals, such as stainless steel, aluminum, monel, kevlar and numerous varieties of steel.  We have the capability of machining aluminum and steel in both heat-treated and non-heat-treated conditions.  The components we manufacture using these close-tolerance machining methods are typically small to medium size.

We machine parts through conventional and CNC machining methods from raw material up to and including assembly processes.  In addition, complex machining of parts is accomplished through the use of engineered tools or programs to produce intricate and close tolerances with very restrictive finish requirements.  Each machining facility is also set up to complete turnkey research and development projects to better support customers’ engineering changes.

Value-Added Services

In addition to the products we sell, each segment offers various value-added services that are intended to result in both cost and time savings.  These services include:

•	finishing;
•	assembly;
•	kitting;
•	distribution;
•	composite testing;
•	integrated testing services;
•	engineered tool design, fabrication and repair; and
•	prototyping and manufacturing producibility design.

Finishing

Our finishing plant is located in Tulsa, Oklahoma, and offers chemical milling, processing, painting and polishing functionalities.  We deliver finished projects that meet or exceed standards of our commercial, corporate and regional, and military aircraft customers.  We have received quality approvals from most major aircraft manufacturers in the United States and Canada.

Assembly

We are an industry leader in the assembly of multiple-detail components into large sub-assemblies or finished-assemblies.  We apply this critical manufacturing step to a range of products in the commercial, corporate and regional aircraft markets, as well as military aviation, for both fixed-wing and rotor craft.  Customers who receive our assemblies include The Boeing Company, Sikorsky Aircraft Corporation, Gulfstream Aerospace Corporation, Triumph Group, and Spirit AeroSystems.

Kitting

In support of our customers’ lean and best practice initiatives, we offer kitting services to help streamline the flow of components to their assembly lines.  Our distribution facility in Savannah, Georgia is designed to kit manufactured components and deliver to customer points of use in a just-in-time manner.  The location also serves as a warehousing and detail storage facility where finished goods may be stored and kitted to customer specifications upon demand.

Distribution

We deliver value-added services to our customers through our distribution centers located in Tulsa, Oklahoma and Savannah, Georgia.  These facilities are designed with high-density storage and narrow-aisle parts retrieval systems that support storage and direct shipping of products to our customers’ points of use as well as cut to size programs of raw material for our internal plants.  This warehousing and just-in-time delivery supports and conforms to our customers’ lean manufacturing processes.

Composite Testing

Our composites testing organization provides material characterization and certification services for both basic materials as well as structural elements.  We utilize an industry leading technical staff to support customers like The Boeing Company, Lockheed Martin Aeronautics Company, Alliant Techsystems Inc., Cytec Industries Inc. and others with FAA certification programs, dynamic testing for full-scale fighter wings, development of material allowables, completion of Quality Assurance testing and other testing services utilizing state-of-the-art NADCAP accredited (SAE 7101, ISO 17052) facilities.

Integrated Testing Services

Our Composites Technical Center of Excellence integrates engineering expertise in composites development, design, and certification with our composites testing organization to provide turn-key support for testing requirements.  This coordination allows our customers to define their testing needs and have the engineering and manufacture testing of the required components provided as one integrated service.

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

Prototyping and manufacturing producibility design

We provide prototyping and manufacturing producibility services to commercial, corporate and regional, and military aircraft customers.  These services include manufacturing and inspection planning as well as producibility assessments and prototype support.

Backlog

As a service provider, our Engineering Services segment does not utilize backlog to monitor its operations, other than MJET fixed price backlog.  Our Aerostructures segment’s backlog, together with our Engineering Services segment’s MJET fixed price backlog is displayed in the following table:

	As of December 31, ($ in millions)
	2010	2009
Total	$221.5	$218.7
Portion deliverable within 12 months	$149.2	$141.2

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

Raw Materials and Procurement Practices

We manufacture the majority of our components from aerospace quality aluminum sheet metal and extrusion.  We also use steel, titanium, inconel, monel and other metals to support the balance of our components.  We purchase the majority of these materials through a contract we have negotiated with a producer of aluminum products as well as some right to buy contracts with certain customers and distributors.  These contracts are designed to provide an adequate supply of material at predictable pricing levels.  If supply is not available or we need a product that is not covered under these agreements, we use a variety of mills and distributors to support our needs.  We believe that currently there are adequate alternative sources of supply.  During 2010, we purchased approximately 64% of the raw materials used in production from three suppliers.

In line with our customers’ demands for more sophisticated and complex products, we have expanded the amount of assembled products we provide.  As a result, we have experienced a greater need to subcontract with capable third party suppliers for strategic components.  To meet this challenge, we established a management procurement process designed to develop strategic relationships with key suppliers and to manage the supply chain to ensure the timely delivery of quality components.  During 2010, we purchased approximately 63% of the procured parts used in assembled products from four suppliers.

Quality Assurance and Control

Our Aerospace Quality Systems, which apply to both of our segments, are continuously reviewed and updated to comply with the current requirements of ISO9001, AS9100 and Nadcap (National Aerospace and Defense Contractors Accreditation Program) special processes quality requirements.  The continuous review and updating of our processes have allowed our fabrication facilities with third party ISO9001/AS9100 registrations to maintain those certifications for 2011 and beyond.

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

As part of our quality systems, we also use the AS9102 Rev A standard and forms to perform First Article Inspections.  Our Corporate Quality Group maintains our Approved Supplier List (“ASL”) for all facilities.  This process includes reviewing surveys, performing on-site audits and constantly monitoring customer ASLs to verify that suppliers are maintaining their customers’ direct approvals.

The deployment of our quality systems and the sharing of best practices is accomplished through a Quality Council composed of management from the Quality Departments across the enterprise.  The process ensures efficient implementation of customer and industry requirements, as well as increased visibility for changes to the quality system, both from internal and external influences.

In addition, our Engineering Services segment conducts monthly management review meetings with the segment’s executive level team, analyzing internal processes and performance to ensure that we meet customer expectations with positive measurable results.  Suppliers of our Engineering Services segment are approved through our supplier rating system and are maintained in our ASL database.  Fabrication suppliers of our Engineering Services segment are reviewed on a continual basis with documented quality performance reviews and quality deliverable reviews.  Certification documentation is reviewed through preliminary design reviews and critical design reviews by our engineering department and is routed through our internal quality design verification group for verification and validation of data.  Engineering Services sites are required to go through a quality assurance internal audit program every year to ensure the effectiveness of our quality management system structure.  Final audit reports are reviewed by the segment’s executive level team, site director and internal audit team to assess required process improvements.

This attention to quality systems and business processes, as well as our certifications, have allowed us to remain an approved supplier for many of the leading OEMs and Tier 1 suppliers such as Gulfstream Aerospace Corporation, The Boeing Company, Bombardier, Inc., Sikorsky Aircraft Corporation, Spirit AeroSystems, Lockheed Martin Aeronautics Company, Cessna Aircraft Company, Raytheon Company, Goodrich Corporation and others.

Sales and Marketing

Our Marketing and Business Development ("M&BD") team targets four market sectors: corporate and regional aircraft, large commercial aircraft, military aircraft and non-aerospace.  At each of our facilities, customer service representatives establish and maintain a business relationship between customers and our plants with a focus on customer satisfaction.

Awards of new work for the Aerostructures segment are generally processed by a Request for Quotation (“RFQ”).  Upon receipt, the RFQ is reviewed by a team consisting of Marketing and Business Development, operations, Advanced Programs, estimating, supply chain, engineering, facility management and other personnel, as required.  A bid decision is made if the team determines that the project fits our strategic goals and is within our manufacturing and supply chain management capabilities and a Proposal Response is developed.  The majority of new programs are awarded on a competitive bid basis.  If engineering is evolving and the effort spans multiple facilities, a Project Manager and a support team are assigned.  The project team will coordinate customer requirements, schedules and manufacturing approach across the organization.  On selected projects, the Aerostructures Program Management Office (“PMO”) provides performance data and metrics to the Project Manager.  PMO also coordinates with the project team on a regular basis for changes to be communicated with the customer.  There are multiple levels of communication with our customers that include the Program Manager (primarily for on-going efforts), the Project Manager, PMO (for development efforts) and corporate/plant engineering for clarification of requirements and resolution of issues.

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

The M&BD team also serves as the main focal point for sales and marketing activities relating to the Aerostructures, Engineering Services and design-build programs, working in conjunction with the Program Managers, the Director of Advanced Programs, and other Company personnel to ensure seamless customer service and integrated responses to customer inquiries.  This team’s main areas of responsibility include establishing and maintaining ongoing business relationships with our customer base, managing responses to all proposal activity.

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

We believe participants in the aerospace industry compete primarily with respect to delivery, price and quality.  We also believe that foreign aerospace manufacturers and engineering service providers are becoming an increasing source of competition, due largely to foreign manufacturers’ access to low-cost labor.  Within the aerospace industry, the prevalence of industry participation commitments, pursuant to which domestic OEMs agree to award production work to foreign manufacturers in order to obtain orders for aircraft from airlines in that country, is also driving this trend.  See “Item 1A.  Risk Factors – Risks Related to Our Industry – We may not be able to maintain or improve our competitive position because of the intense competition in the markets we serve.”

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

Furthermore, we are subject to U.S. Export Regulations, including but not limited to the Arms Export Control Act (“AECA”) and the associated International Traffic in Arms Regulations (“ITAR”), as well as other federal regulations promulgated by various departments within the U.S. government.  See “Item 1A - Risk Factors – Risks Related to Our Industry – Compliance with and changes in environmental, health and safety laws and other laws that regulate the operation of our business and industry standards could increase the cost of production and expose us to regulatory claims.”

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

Employees

As of December 31, 2010, we had approximately 1,330 permanent employees, of whom approximately 10 served in executive positions, 340 were engineers and engineering-related personnel, 160 served in administrative positions and 820 were engaged in manufacturing operations.  None of our employees are subject to a collective bargaining agreement, and we have not experienced any material business interruption as a result of labor disputes since our inception.  We believe that we have an excellent relationship with our employees.

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

Foreign Operations

The Company has a manufacturing facility in Mexico.  The Company did not have any sales to a foreign country greater than 5% of its total sales in 2010, 2009 or 2008.  The amounts of profitability and identifiable assets attributable to foreign sales activity were not material when compared with revenue, profitability and identifiable assets attributed to United States domestic operations during 2010, 2009 or 2008.  The Company is not subject to any significant foreign currency risks since all sales are made in United States dollars.  See “Item 1A - Risk Factors – Risks Related to Our Business – Risks associated with foreign operations could adversely impact the Company.”

ITEM 1A.  RISK FACTORS

You should carefully consider the following risks and other information contained in or incorporated by reference in this Annual Report on Form 10-K when evaluating our business and financial condition.  Although the risks described below are the risks that we believe are material, there may also be risks of which we are currently unaware, or that we currently regard as immaterial based on the information available to us, that later prove to be material.  These risks may adversely affect our business, financial condition and operating results.

Risks Related to Our Business

Our future success will depend, to a significant extent, on our ability to engineer and produce new and more sophisticated products to meet the needs of our customers.

We believe that the commercial aircraft, military and other markets in which we operate are changing toward more sophisticated manufacturing and system-integration techniques and capabilities using composite as well as metallic materials.  Accordingly, our future success depends to a significant extent on our ability to acquire and/or develop such sophisticated techniques and capabilities to meet the needs of our customers and to bring those products to market quickly and at cost-effective prices.

Our long-term success and growth strategy depend on our senior management and our ability to attract and retain qualified personnel.

We have written employment agreements with certain of our senior management that expire on January 1, 2014.  We also maintain key man life insurance policies on the lives of certain members of senior management.  The loss of service of one or more of our senior management personnel, however, could result in a loss of leadership and an inability to successfully pursue our long-term growth strategy.

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

Our long-term growth strategy depends on our ability to maintain a robust and effective supply- chain management system.

As we pursue our long-term growth strategy, we will be providing to our customers increasingly sophisticated components, value-added services and design-build programs.  In addition, many OEMs are moving toward developing strategic partnerships with their larger suppliers, which are providing purchasing, warehousing and assembly services.  The increased complexity of our products, the expected increased outsourcing of non-core activities and the value-added services we are providing to our customers require us to maintain and manage an effective supply chain to assure timely delivery to us of quality components needed to meet our delivery schedules, which may become more difficult if our customers’ production increases.  Failure to continue to develop this capability and to procure from our suppliers quality components on a timely basis could decrease customer satisfaction, and thus our competitiveness, and could also result in lost revenue due to contractual penalties or lost sales.

Sales to a limited number of customers represent a significant portion of our revenues and our   long-term agreements with these customers are generally terminable upon written notice.

As of December 31, 2010, 73% of our aggregate sales were dependent upon relationships with six major customers: Spirit AeroSystems, Gulfstream Aerospace Corporation, The Boeing Company, Triumph Group, Sikorsky Aircraft Corporation, and Aviation Partners Boeing.  Although a majority of our sales, including sales to these customers, are made pursuant to long-term agreements, these agreements are generally terminable upon written notice by the customer and typically do not require the customer to purchase any specific quantity of products. As a result, our sales under these agreements may not continue for the full term of the agreements or be consistent with historical sales levels.  Additionally, the loss of any one of these customers, or a significant reduction in the amount of orders received from any one of these customers, could cause a significant decrease in our net sales and profitability.  We anticipate that a small number of large customers will continue to represent a significant portion of our sales for the foreseeable future.  See “Item 1.  Business – Customers and Products & Services – Customers.”

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

Our Engineering Services segment generally provides the majority of its services under time and material arrangements.  However, our strategic initiative to provide design-build capabilities may result in development programs that result in fixed-price arrangements.  Fixed-price development work inherently has more uncertainty than work pursuant to production contracts and, therefore, more variability in the estimates of the cost to complete such work.  Development programs have very complex designs, and as technical or quality issues arise, we may experience schedule delays and higher costs to complete.  Management uses its best judgment to estimate the cost to perform the work and the price we will eventually be paid.  While we believe the cost and price estimates incorporated in the financial statements are appropriate, future events could result in either upward or downward adjustments to those estimates.

The Company’s failure to meet quality or delivery expectations of customers could adversely affect our business and financial results.

The Company’s customers have increased, and are expected to increase in the future, their expectations with respect to the on-time delivery and quality of the Company’s products.  Further, announced delivery rate increases over the next few years could put additional strain on the Company’s quality and delivery performance which would require additional expenditures.  In some cases, the Company does not presently satisfy these customer expectations.  If the Company fails to meet the quality or delivery expectations of its customers, this failure could lead to the loss of one or more significant customers of the Company.

Demand for our defense-related products depends upon government spending.

A material portion of our sales (23.8% in 2010) is derived from the military market.  The military market is largely dependent upon government budgets, particularly the U.S. defense budget.  The funding of government programs is subject to Congressional appropriation.  Although multi-year contracts may be authorized in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may be expected to continue for several years.  Consequently, programs, including those that require our components, may be only partially funded or may never enter full-scale production as expected.  As a result, future U.S. defense spending may not be allocated to programs that would benefit our business or at levels that we had anticipated.  A decrease in levels of defense spending or the government’s termination of, or failure to fully fund, one or more of the contracts for the programs in which we participate would adversely impact our revenues and cash flow.

Most U.S. government contracts for which we subcontract can be terminated by the U.S. government either for its convenience or if the prime contractor defaults by failing to perform under the contract.  In addition, the prime contractor typically has the right to terminate our subcontract for its convenience or if we default by failing to perform under the subcontract.  Termination for convenience provisions generally permit us to recover only our costs incurred or committed, plus settlement expenses and a reasonable profit, which may be different from what we bid or our historical profit rates, on the work completed prior to termination.  Termination for default provisions generally provide for the subcontractor to be liable for excess costs incurred by the prime contractor in procuring undelivered items from another source.

We may not realize all of the sales expected from our existing backlog.

As of December 31, 2010, we had approximately $221.5 million of order backlog.  We consider backlog to be firm customer orders for future delivery.  From time to time, our OEM customers provide projections of components and assemblies that they anticipate purchasing in the future under new and existing programs.  These projections are not included in our backlog unless we have received a firm purchase order or order commitment from our customers.  Our customers may have the right, under certain circumstances and with certain penalties or consequences, to terminate, reduce or defer firm orders that we have in backlog.  If our customers terminate, reduce or defer firm orders, we may be protected from certain costs and losses, but our sales will nevertheless be adversely affected.

Given the nature of our industry and customers, there is always a risk that orders may be cancelled or rescheduled due to fluctuations in our customers’ business needs, purchasing budgets or inventory management practices.  Moreover, our realization of sales from new and existing programs is inherently subject to a number of important risks and uncertainties, including the possibility that our customers will not launch programs on time, or at all, and the number of units that our customers will actually produce may change or the timing of production may be altered.  Also, until firm orders are committed, our customers generally have the right to discontinue a program or replace us with another supplier at any time without penalty.  Our failure to realize sales from new and existing programs would adversely impact our net sales, results of operations and cash flow.

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

We may be exposed to possible claims of personal injury, death, grounding costs, property damage or other liabilities that result from the failure or malfunction of a component or assembly fabricated or designed by us.  We currently have in place policies for products liability and premises insurance, which we believe provide adequate coverage in amounts and on terms that are generally consistent with industry practice.  Nevertheless, to the extent a claim is made against us that is not covered in whole or in part by our current insurance, we may be subject to a material loss.  Moreover, any claims that are covered by our policies would likely cause our premiums to increase, and we might not be able to maintain adequate insurance coverage levels in the future.

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

Several of our facilities are located in regions that have a higher than average risk of earthquake activity and one of our facilities has experienced damage due to floods.  Although we maintain earthquake and flood loss insurance where necessary, an earthquake, flood or other natural disaster could disrupt our business, result in significant recovery costs and cause our productivity and profits to decrease.

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

A key element of our growth strategy continues to be expansion of our business through the acquisition of complementary businesses involved in the aerospace industry and strategic acquisitions that will provide us with access to new industries, product lines and technology.  Our ability to expand by acquisition is dependent upon, and may be limited by, the availability of suitable acquisition candidates, our capital resources and available credit which is currently less certain.  Acquisition risks include:

•	difficulties in assimilating the operations and personnel of acquired companies;

•	difficulties associated with implementing and integrating new product lines and meeting new tolerance requirements;

•	difficulties in accurately pricing new products;

•	the failure to realize potential cost savings or other financial and strategic benefits;

•	the incurrence of substantial unanticipated integration costs;

•	the potential loss of key employees of the acquired companies;

•	the incurrence of substantial, additional indebtedness in funding such acquisitions and cost of such indebtedness;

•	significant strain on our managerial, financial and other resources; and

•	potential goodwill and intangible asset impairment.

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

Newer military aircraft, such as the Lockheed Martin F-35 Series, and newer aircraft designs for large commercial aircraft, such as the Boeing 787, include more composite and other non-metal components than previous models.  Additionally, redesigns of existing platforms could include greater amounts of non-metal components.  Although we are in the process of continuing to expand our development of non-metallic production capabilities and seeking acquisitions, we currently do not have significant capacity to produce large quantities of non-metal components.  If we are unsuccessful in developing or acquiring such production expertise, the trend toward the use of non-metal components could limit our opportunities for new work, cause the loss of certain existing work and increase the competitive environment with other suppliers of metal components.

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

If our directors and executive officers choose to act together, they will exercise significant influence over matters requiring approval by our shareholders.

As of December 31, 2010, our directors and executive officers beneficially owned approximately 25% of our common stock.  As a result, these shareholders, acting together, would be able to exert significant influence on all matters requiring approval by our shareholders, including the election of our directors and any merger, sale of assets or other change of control transaction.

We may sell more shares of common stock which could result in dilution and cause the stock price   of our common stock to decline.

Our business plan anticipates the need for new capital to support the continued development of our design-build program and other more sophisticated product offerings through internal investment or acquisition.  We may raise new capital through debt (including debt securities and/or bank borrowings), the issuance of additional shares of our common stock or the issuance of securities convertible into or exchangeable for shares of our common stock.  Should we choose to raise capital by issuing or selling shares of our common stock (or securities convertible into or exchangeable for shares of common stock) for any reason, such issuance will likely have a dilutive effect on the holders of our common stock and/or could have a material negative impact on the market price of our common stock.

OEMs in the aerospace industry have significant pricing leverage over suppliers such as the Company, and may be able to achieve price reductions over time, which could adversely impact our profitability.

There is substantial and continuing pressure from OEMs in the aerospace industry on suppliers such as the Company to reduce prices for products and services.  Such pricing pressure has intensified over the last 24 months due to excess capacity in the industry and the availability of competitive pricing from businesses in low-cost labor areas.  If we are required to provide price reductions to our customers and are unable to offset these effects through operating cost reductions and other methods, our gross margins, profitability and cash flows could be reduced.

Access to funding through the capital markets is essential to the execution of our business plan and, if we are unable to obtain such access, we could experience a material adverse effect on our business and financial results.

Our ability to invest in our businesses, fund our operations and contractual commitments, make strategic acquisitions and refinance maturing debt obligations requires access to the capital markets and sufficient bank credit lines to support short-term borrowings.  If we are unable to continue to access the capital markets on terms acceptable to the Company as a result of, for example, disruption or declines in the capital markets and/or a decline in our financial performance or outlook or credit ratings, we could experience difficulties in successfully executing our long-term growth strategy and/or a material adverse effect on our business and financial results.

Risks Related to Our Industry

We are subject to the cyclical nature of the aerospace industry, and any future downturn in the aerospace industry or general economic conditions could cause our sales and operating income to decrease.

We derive approximately 96% of our revenue from the sale of services and components for the aerospace industry.  Consequently, our business is directly affected by certain characteristics of and trends in the aerospace industry or general economic conditions that affect our customers, such as:

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

Acts of sabotage or terrorism or adverse results to the United States or its military conflicts, such as the current conflict in Afghanistan, would likely have an adverse impact on the large commercial, corporate and regional aircraft industries, which could lead to reduced demand for our products and services.  Prior industry downturns caused by such acts or results have negatively affected our Aerostructures segment’s sales, gross margin, net income and cash flow.

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

Most of our components are manufactured from aluminum products.  From time to time, we, and the aerospace components industry as a whole, have experienced shortages in the availability of aerospace quality aluminum. In addition, we utilize certain materials in the manufacture of our non-aerospace products that, in some cases, may be provided by a limited number of suppliers.  Raw material shortages could limit our ability to meet our production needs and adversely affect our ability to deliver products to our customers on a timely basis.  Also, raw material shortages and capacity constraints at our raw material producers are outside of our control and can cause the price of aluminum to increase.  Any significant shortage or price escalation of raw materials such as aluminum could increase our operating costs, which would likely have an adverse impact on our financial results.  Composite products have a higher percentage of raw material content and thus, are more susceptible to gross margin impacts.

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

We are also subject to U.S. Export Regulations, including the Arms Export Control Act (“AECA”), associated International Traffic in Arms Regulations (“ITAR”) and Export Administration Regulations (“EAR”), which could limit our ability to sell certain products if we are not in compliance.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

We operate manufacturing plants and other facilities (including office, distribution, engineering and other service facilities in the United States and Mexico.  We lease all of our manufacturing plants and other facilities.  We consider our major operating properties to be in good operating condition and suitable for their current use.  We believe that the productive capacity of our plants and other facilities is generally adequate for current operations and foreseeable growth.

Fabrication operates out of 10 facilities in the following locations:

Location	Number of Facilities
St. Charles, Missouri	2
Vista, California	2
Wichita, Kansas	2
Tulsa, Oklahoma	1
Auburn, Washington	1
Everett, Washington	1
Mexicali, Mexico	1

Machining operates out of 3 facilities in the following locations:

Location	Number of Facilities
Sun Valley, California	2
Irving, Texas	1

Assembly operates out of 1 facility in the following location:

Location	Number of Facilities
St. Charles, Missouri	1

Kitting and Distribution operates out of 2 facilities in the following locations:

Location	Number of Facilities
Tulsa, Oklahoma	1
Savannah, Georgia	1

Engineering Services operates out of 4 facilities in the following locations:

Location	Number of Facilities
San Diego, California	1
Greenville, South Carolina	1
Dallas/Fort Worth, Texas	1
Mukilteo, Washington	1

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock is traded on The NASDAQ Stock Market LLC under the symbol “LMIA.”  The following table sets forth the range of high and low sales prices for the Company’s common stock for the periods indicated during the Company’s past two fiscal years:

Period	High	Low

Fiscal 2010
1st quarter	$18.58	$12.12
2nd quarter	$19.07	$15.27
3rd quarter	$18.68	$14.64
4th quarter	$17.30	$13.68
Fiscal 2009
1st quarter	$13.20	$3.90
2nd quarter	$11.56	$5.40
3rd quarter	$10.72	$8.06
4th quarter	$14.00	$9.11

Holders

As of March 4, 2011, there were approximately 137 holders of record of the Company’s common stock.

Dividends

We have not historically declared or paid cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.  Our credit facility prohibits us from declaring a dividend with respect to our common stock without our lender’s approval.  We currently intend to retain our earnings, if any, and reinvest them in the development of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

On July 7, 2005, our shareholders approved the LMI Aerospace, Inc. 2005 Long-term Incentive Plan (the “Plan”).  The Plan provides for the grant of non-qualified stock options, incentive stock options, shares of restricted stock, restricted stock units, stock appreciation rights, performance awards, and other stock-based awards and cash bonus awards to employees or directors.  Up to 1,200,000 shares of common stock are authorized for issuance under the Plan.  The following table summarizes information about our equity compensation plan as of December  31, 2010.  All outstanding awards relate to the Company’s common stock.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)(1)	(b)	(c)(2)
Equity compensation plans approved by security holders:
2005 Long-Term Incentive Plan	7,850	$2.00	531,357
Equity compensation plans not approved by security holders	-	-	-
Total	7,850	$2.00	531,357

(1)	Share total is exclusive of 320,671 shares of unvested restricted stock outstanding with an $18.45 per share weighted-average grant date fair market value.

(2)	This column includes securities remaining for issuance as restricted stock.

Issuer Purchases of Equity Securities

The Company made no purchases of its common stock during the year ended December 31, 2010.

Performance Graph

Set forth below is a line graph presentation comparing the yearly percentage change in cumulative total shareholder returns since December 31, 2005 on an indexed basis with the Standard  &  Poors (“S&P”) 500 Index and the S&P Small Cap Aerospace/Defense Index, which is a nationally recognized industry standard index.

The following graph assumes the investment of $100 in LMI Aerospace, Inc. common stock, the S&P 500 Index and the S&P Small Cap Aerospace/Defense Index as well as the reinvestment of all dividends.  There can be no assurance that the performance of the Company’s common stock will continue into the future with a trend that is the same or similar to the trend depicted in the graph below.

ITEM 6.  SELECTED FINANCIAL DATA.

The selected financial data set forth below for each of the five years ended December  31, 2010, should be read in conjunction with “Item  7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements, related notes and other financial information included herein.  The financial data for the years ended December 31, 2010 and 2009 was derived from our consolidated financial statements for that period that was audited by PricewaterhouseCoopers LLP, independent registered public accounting firm.  The financial data for the years ended December 31, 2006 through 2008 was derived from our consolidated financial statements for those periods that were audited by BDO USA, LLP, (formerly known as BDO Seidman, LLP) independent registered public accounting firm.

(Dollar amounts in thousands, except share and per share data)

	2010	2009	2008	2007(1)	2006
Statement of Operations Data:

Net sales	$223,356	$241,196	$239,462	$168,502	$122,993
Cost of sales	171,856	188,245	178,347	123,588	89,527
Gross profit	51,500	52,951	61,115	44,914	33,466
Selling, general & administrative expenses	32,435	31,678	33,128	23,466	17,243
Impairment of goodwill (2)	-	3,350	2,303	-	-
Severance and restructuring costs	-	312	-	-	-
Income from operations	19,065	17,611	25,684	21,448	16,223
Other income (expense)
Interest expense	(696)	(1,623)	(1,815)	(902)	(93)
Other income (expense), net	58	10	10	(20)	(121)
Total other expense	(638)	(1,613)	(1,805)	(922)	(214)
Income before income taxes	18,427	15,998	23,879	20,526	16,009
Provision for income taxes	5,496	5,843	8,611	7,369	5,334
Net income	$12,931	$10,155	$15,268	$13,157	$10,675

Amounts per common share:
Net income - per common share	$1.13	$0.90	$1.36	$1.18	$1.02
Net income - assuming dilution	$1.11	$0.90	$1.35	$1.17	$1.01
Weighted average common shares outstanding	11,420,524	11,305,231	11,198,610	11,157,396	10,494,747
Weighted average dilutive common shares outstanding	11,636,385	11,341,312	11,301,382	11,288,486	10,615,251

Other Financial Data:
Capital expenditures	$7,151	$3,938	$8,055	$6,570	$6,671
Cash provided by operating activities	26,845	22,417	8,993	3,166	6,160
Cash used by investing activities	(7,145)	(13,853)	(5,867)	(56,055)	(4,964)
Cash (used) provided by financing activities	(17,784)	(8,562)	(3,179)	28,560	23,180
Gross profit margin	23.1%	22.0%	25.5%	26.7%	27.2%

Balance Sheet Data:
Cash and cash equivalents	$1,947	$31	$29	$82	$24,411
Working capital	68,118	71,425	72,299	51,689	65,411
Total assets	179,849	180,217	180,718	166,307	108,876
Total long-term debt, excluding current portion	28	17,210	25,536	29,022	583
Shareholders' equity	149,763	134,493	122,800	104,827	90,510

(1)	Includes results of D3 Technologies, Inc. for the five-month period commencing with our acquisition of D3 Technologies, Inc. on July 31, 2007.

(2)
In the fourth quarter of 2009 and 2008, the Company recorded a non-cash charge of $3,350 and $2,303, respectively, within the Aerostructures segment (relating to Tempco Engineering, Inc.) for the impairment of goodwill.  The tests as of the fourth quarter of 2009 and 2008 indicated that the book value of Tempco Engineering, Inc. exceeded the  fair value of the business.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a leading provider of design engineering services, structural assemblies, kits and components to the aerospace, defense and technology markets.  We primarily sell our products and services to the large commercial, corporate and regional, and military aircraft markets.  Historically, our business was primarily dependent on the large commercial aircraft market, specifically with one principal customer.  In order to diversify our product and customer base, we implemented an acquisition and marketing strategy in the late 1990’s that has broadened the number of industries to which we sell our products and services and, within the aerospace industry, diversified our customer base to reduce our dependence on any one principal customer.  Our acquisitions of D3 in 2007 and Intec in 2009 were in furtherance of our growth strategy of increasing the array of value-added services and solutions that we offer to our customers.  We believe that OEMs and Tier 1 aerospace companies will continue the trend of selecting their suppliers based upon the breadth of more complex and sophisticated design and manufacturing capabilities and value-added services and the ability of their suppliers to manage large production programs.

We are organized into two reportable segments: the Aerostructures segment and the Engineering Services segment.  Our Aerostructures segment fabricates, machines, finishes, integrates, assembles and kits formed close tolerance aluminum and specialty alloy and composite components and higher level assemblies for use by the aerospace, defense and technology industries.  Our Engineering Services segment, comprised of the operations of D3, provides engineering and program management to commercial and military aviation, aerospace, military weapons systems, marine and industrial markets.

The following table illustrates our sales percentages to our primary industries and markets over the last three years.

Market	2010	2009	2008
Corporate and regional aircraft	29.7%	27.2%	34.7%
Large commercial aircraft	39.7%	42.2%	36.3%
Military	23.8%	27.2%	22.5%
Other (1)	6.8%	3.4%	6.5%
Total	100.0%	100.0%	100.0%

(1)	Includes technology, testing, commercial consulting services and various other products.

Results of Operations

Year ended December 31, 2010 compared to year ended December 31, 2009

The following table provides the comparative data for 2010 and 2009:

	2010
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$149.3	$74.6	$(0.5)	$223.4
Cost of sales	110.6	61.8	(0.5)	171.9
Gross profit	38.7	12.8	-	51.5
S, G, & A and other charges	25.0	7.4	-	32.4
Income from operations	$13.7	$5.4	$-	$19.1

	2009
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$160.1	$81.6	$(0.5)	$241.2
Cost of sales	122.8	65.9	(0.5)	188.2
Gross profit	37.3	15.7	-	53.0
S, G, & A and other charges (1)	28.1	7.3	-	35.4
Income from operations	$9.2	$8.4	$-	$17.6

(1)	Includes $3.4 of impairment of goodwill and $0.3 of severance and restructuring costs in the Aerostructures segment.

Aerostructures Segment

Net Sales.  Net sales were $149.3 million in 2010, a decrease of 6.7% from $160.1 million in 2009.  The following table summarizes the segment’s total sales and the percentage of the segment’s total sales represented by the market served for the twelve month periods ended December 31, 2010 and December 31, 2009:

Category	2010	% of Total	2009	% of Total
	($ in millions)
Corporate and regional aircraft	$45.3	30.3%	$47.8	29.9%
Large commercial aircraft	59.5	39.9%	68.2	42.6%
Military	34.7	23.2%	37.4	23.4%
Other	9.8	6.6%	6.7	4.1%
Total	$149.3	100.0%	$160.1	100.0%

Net sales for corporate and regional aircraft were $45.3 million during 2010 compared to $47.8 million in 2009, a decrease of 5.2%.  The decrease in sales in this sector was primarily attributable to a $7.0 million decrease in tooling sales from 2009.  This decrease was partially offset by a $3.2 million increase in sales of large cabin components for Gulfstream Aerospace Corporation from $33.9 million in 2009 to $37.1 million in 2010 and a $1.2 million increase in revenues generated by the new design-build program with MJET, which generated minimal revenues in 2009.

Large commercial aircraft generated net sales of $59.5 million in 2010 compared to $68.2 million in 2009, a decrease of 12.8%.  This decline resulted primarily from a $12.5 million decrease in sales related to the aftermarket wing modifications from $25.3 million in 2009 to $12.8 million in 2010 due to lower demand for retrofit of the existing fleet.  Sales related to the 737 partially offset this decline, increasing $2.5 million to $24.2 million in 2010 from $21.7 million in 2009, as 2009 sales were depressed by the strike at The Boeing Company.  Sales related to the 777 program also increased $2.4 million to $6.8 million in 2010 from $4.4 million in 2009 primarily because of nonrecurring tooling sales and deliveries related to a new statement of work.  Sales related to the 787 program increased $1.0 million to $1.2 million in 2010 from $0.2 million in 2009, as this plane moved closer to production.  Sales related to the 747 program declined $1.2 million with sales of $11.8 million in 2010 compared to $13.0 million in 2009 due to the slow start-up on the redesigned 747 freighter and passenger models.

Net sales of military products were $34.7 million in 2010 compared to $37.4 million in 2009, a decrease of 7.2%.  This decrease primarily resulted from a decline in net sales for the Apache program,   to $1.3 million  in 2010 from $3.9 million in 2009 due to the loss of a work statement at our Tempco facility.  The Blackhawk program generated $29.4 million in 2010 compared to $29.2 million in 2009.

Other products generated $9.8 million in 2010 compared to $6.7 million in 2009, an increase of $3.1 million, or 46.3%.  Technology sales grew to $3.3 million in 2010 from $1.4 million in 2009, and testing and manufacturing sales of Intec grew to $5.6 million in 2010 from $4.3 million in 2009.

Gross Profit.  Gross profit for 2010 was $38.7 million (25.9% of net sales) compared to $37.3 million (23.3% of net sales) for 2009.  Start-up costs on certain new work statements resulted in losses of $1.2 million in 2010.  Gross profit in 2009 was negatively impacted by a planned reduction in inventory levels.

Selling, General and Administrative Expenses and Other Charges.  Selling, general and administrative expenses were $25.0 million (16.7% of net sales) in 2010 compared to $28.1 million (17.6% of net sales) in 2009.  This 11.0% decrease resulted primarily from a non-cash charge of $3.4 million in 2009 for the impairment of goodwill relating to Tempco Engineering, Inc.  We also incurred $0.3 million of severance and restructuring costs in 2009.  These decreases were offset by an increase in personnel costs, as we began hiring in support of expected growth.

Engineering Services Segment

Net Sales.  Net sales were $74.6 million in 2010, a decrease of 8.6% from $81.6 million in 2009.  The following table summarizes the segment’s total sales and the percentage of the segment’s total sales represented by the market served for the twelve-month periods ended December 31, 2010 and December 31, 2009:

Category	2010	% of Total	2009	% of Total
	($ in millions)
Corporate and regional aircraft	$21.1	28.3%	$17.8	21.8%
Large commercial aircraft	29.2	39.1%	33.6	41.2%
Military	18.7	25.1%	28.3	34.7%
Other	5.6	7.5%	1.9	2.3%
Total	$74.6	100.0%	$81.6	100.0%

Net sales of services supporting corporate and regional aircraft were approximately $21.1 million during 2010 compared to $17.8 million in 2009, an increase of 18.5%.  The increase in sales in this sector was primarily related to an increase in support requirements on the MRJ of $5.8 million, a new development of a small business jet of $3.0 million and the Bombardier Lear Jet L-85 of $1.1 million.  This increase was offset by a $6.5 million reduction in support requirements on the G650 program.

Net sales of services for large commercial aircraft were approximately $29.2 million in 2010 compared to $33.6 million in 2009, the decrease of 13.1%.  The decline was primarily due to a reduction in the level of support required on the 747-8 of $9.6 million, as the program matured and was offset by an increase in support of the 787 program ($2.1 million) for a planned derivative and the A350 program ($3.1 million) in 2010.  The 2010 revenues were primarily from programs supporting the Boeing 747-8, 767, 777 and 787 platforms.

Military programs had net sales in 2010 of approximately $18.7 million compared to $28.3 million in 2009, a decrease of 33.9%.  The decrease from 2009 resulted primarily from reduced requirements for services in support of the CH53 of $6.6 million and a reduction on the Delta H program of $2.9 million.

Sales related to the design and delivery of tooling on various programs supporting commercial aircraft were $5.6 million in 2010 compared to $1.9 million in 2009, an increase of 194.7%.  This increase was substantially due to additional support to a number of clients, with the largest increases in 787 shipping tools of $1.9 million and Global Hawk related tools of $0.9 million.

Gross Profit. Gross profit for this segment was $12.8 million (17.2% of net sales) for 2010 and $15.7 million (19.2% of net sales) for 2009.  The decrease in gross profit during 2010 was due to a number of factors, including reduction in gross profit estimates associated with MRJ and higher overhead rates resulting from fewer billable hours to offset fixed overhead costs largely in the third quarter, as we transitioned engineers from projects where designs had matured to new programs.

Selling, General and Administrative Expenses and Other Charges. Selling, general and administrative expenses were $7.4 million (9.9% of net sales) in 2010 and $7.3 million (8.9% of net sales) for 2009.  The increase was primarily due to a modest increase in administrative personnel.

Non-segment Expenses

Other Income (Expense), Net.  Other expense was $0.6 million for 2010 compared to $1.6 million for 2009.  The decline was due to decreases in average borrowings during the year as a result of the repayment of outstanding balances on the line of credit.

Income Tax Expense.  Income tax expense for 2010 was $5.5 million compared to $5.8 million for 2009.  During 2010 our effective income tax rate was 29.8% compared to 36.5% in 2009 with the decrease primarily due to increased utilization of federal and state tax credits and a statutory increase in the domestic manufacturing deductions allowed in the current year.

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

Large commercial aircraft generated net sales of $68.2 million in 2009 compared to $43.8 million in 2008, an increase of 55.7%.  This increase in net sales to this market was driven by aftermarket support for the 767 wing modification and winglet program, which began full production in 2009 and generated $24.0 million of sales in 2009 compared to $1.9 million of sales in 2008. We also increased net sales for the Boeing 747 by $2.5 million to $13.0 million in 2009 from $10.5 million in 2008.  These increases were offset by a $1.2 million decrease in sales of the Boeing 787 from $1.4 million in 2008 to $0.2 million in 2009.

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

Other net sales are primarily technology sales, testing services, composite products, commercial sheet metal and machined components and various aerospace products that are not easily identifiable to the appropriate aircraft and market.

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

Engineering Services Segment

Net Sales.  Net sales were $81.6 million in 2009, a decrease of 9.2% from $89.9 million in 2008.  The following table summarizes the segment’s total sales and the percentage of the segment’s total sales represented by the market served for the twelve-month periods ended December 31, 2009 and December 31, 2008:

Category	2009	% of Total	2008	% of Total
	($ in millions)
Corporate and regional aircraft	$17.8	21.8%	$28.2	31.4%
Large commercial aircraft	33.6	41.2%	43.1	47.9%
Military	28.3	34.7%	13.6	15.1%
Other	1.9	2.3%	5.0	5.6%
Total	$81.6	100.0%	$89.9	100.0%

Net sales of services supporting corporate and regional aircraft were approximately $17.8 million during 2009 compared to $28.2 million in 2008, a decrease of 36.9%.  The decrease in sales in this sector was primarily related to a $16.8 million reduction in support requirements on the G650 program during 2009 offset by a $2.9 million increase in sales for the new design-build program with MJET.  The majority of corporate and regional aircraft sales resulted from services provided in the development of new aircraft programs, currently including the Bombardier L-85 and the MRJ.

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

Liquidity and Capital Resources

We generated cash from operations of $26.8 million in 2010 compared to $22.4 million in 2009 and $9.0 million in 2008.  Net cash provided by operating activities for 2010 was favorably impacted by increased profitability and our efforts to improve working capital levels.  Working capital provided cash of $4.1 million, primarily as a result of maintaining our working capital levels throughout 2010 and favorable timing of cash receipts on long-term contracts.

Net cash used in investing activities for the year ended December 31, 2010 was $7.1 million compared to $13.9 million and $5.9 million for the years ended December 31, 2009 and 2008, respectively.  We spent $7.2 million in 2010 on capital expenditures, compared to $3.9 million and $8.1 million during 2009 and 2008, respectively, consistent with the Company’s plan to increase capital expenditures in 2010.  We paid $10.0 million, net of cash acquired, in the 2009 acquisition of Intec.

Cash flow used by financing activities was $17.8 million in 2010 compared to cash flow used of $8.6 million and $3.2 million in 2009 and 2008, respectively.  Funds used by financing activities in 2010, 2009 and 2008 primarily represent net cash payments on our revolving credit facility.  At December 31, 2010, the lines of credit were fully paid.

The Company has a credit agreement that provides for a senior secured revolving credit facility in an aggregate principal amount of up to $80 million, of which none was utilized at December 31, 2010.  See Note 7 to the Consolidated Financial Statements.  Borrowings under the credit facility are secured by substantially all of our assets and bear interest at either (a) the “base rate” (the higher of the federal funds rate plus one-half of one percent or the prime commercial lending rate) plus an applicable interest margin ranging from 0.125% to 1.0%, depending upon our total leverage ratio at the end of each quarter, or (b) the LIBOR rate plus an applicable interest margin ranging from 1.125% to 2.0%, depending upon our total leverage ratio at the end of each quarter. If the Company elects to borrow under the LIBOR rate, interest periods range from one to twelve months.  The maturity date of the credit facility, which is subject to acceleration upon breach of the financial covenants (consisting of a maximum total leverage ratio and a minimum fixed charge coverage ratio) and other customary non-financial covenants contained in the credit agreement, is July 31, 2012.  As of December 31, 2010, the Company believes it was in compliance with all of its financial and non-financial covenants.  The foregoing description of the credit agreement does not purport to be complete and is qualified in its entirety by reference to the credit agreement, a copy of which is attached as Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August  6, 2007.

The Company has an additional line of credit agreement providing a revolving credit facility in the amount of  up to $1.0 million at the base rate plus 1.125%, of which none was utilized at December 31, 2010.

Our capital budget for 2011 anticipates capital expenditures between $10.0 million and $13.0 million.  We expect to meet our ongoing working capital, acquisition and capital expenditure needs presently and through the maturity of our revolving credit facility from a combination of our cash on hand, cash flow from operating activities, and if needed, debt or equity markets.  As of December 31, 2010, $81 million of our revolving credit facilities was available, and we believe that we were, and expect to continue to be, in compliance with all our financial and non-financial covenants.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of operating leases as reflected under “Contractual Obligations and Commitments” below.

Contractual Obligations and Commitments

We had the following contractual obligations and commitments for debt and non-cancelable operating lease payments:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	($ in thousands)
Debt (1)	$209	$181	$28	$-	$-
Operating leases	38,852	6,161	11,034	7,991	13,666
Total (2)	$39,061	$6,342	$11,062	$7,991	$13,666

(1)	Balances include obligations under capital leases.

(2)
We have not committed to any significant current or long-term purchase obligations for our operations and have no other long-term liabilities reflected on our balance sheet under Generally Accepted Accounting Principles.

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

We sell many of our products under fixed-price arrangements.  Occasionally, costs of production may exceed the market values of certain products and product families, which require us to adjust our inventory value.  In these circumstances, management is required to make estimates of costs not yet incurred to determine the ultimate cost of these products that are in work in process.  Changes in the assumptions and estimates of such factors as expected scrap, costs of material, labor and outside services and the amount of labor required to complete the products may result in changes in inventory value.

At times, we accept new orders for products from our customers where actual production costs may differ from our expectations when we quoted the product.  Additionally, customers may request engineering changes or quality acceptance changes in products that may alter the cost of products produced by us.  In the latter circumstances, we notify the customer of these issues and seek reimbursement for costs incurred over and above the selling price of the products, as well as a re-pricing of the product on future deliveries.  For certain fixed price contracts requiring development or delivery of multiple units of complex product over more than one year, we incur and defer, as part of the inventory, certain costs which are specific to a particular contract and which we expect to recoup as part of the unit cost charged to the customer under the contract.  Such costs are charged to cost of product sales ratably as the manufactured units are shipped or costs are incurred pursuant to the contract.  Changes in the estimated number of units expected to be delivered under the contract result in prospective adjustments of the ratable charge-off of deferred inventoriable costs per unit shipped.  Should the remaining inventoriable costs plus estimated costs of production of units yet to be shipped under the contract exceed estimated future contract revenues, the resulting full loss is recognized in the period it becomes probable and estimable.  See Note 1 of the Notes to Consolidated Financial Statements in Item 8 below.

Contract Accounting.  Contract accounting involves a process of estimating the total revenues and costs for each contract, which results in the development of estimated gross margin percentages.  For contracts in which progress is measured using the units of delivery method, the amount reported as revenue represents the invoice price of delivered products and cost of sales is determined by applying the estimated gross margin percentage to the amount of revenue recognized.  For contracts in which progress is measured using the cost-to-cost method, the amount reported as cost of sales represents actual costs incurred and revenue is determined by applying the estimated gross margin percentage to actual costs incurred.  Based on the size, length of time and nature of the contract, the estimation of total revenues and costs through completion is complicated and subject to many variables.  Total contract revenue estimates are based on negotiated contract prices, customer change orders, claims when a legal basis exists and estimated cost to produce the product or service plus profit.  Total contract cost estimates are largely based on LMI cost of production, purchase order terms negotiated or estimated by our supply chain, historical and expected performance trends, customer change orders and other economic projections.

The development of a gross margin percentage involves utilization of detailed procedures by a team of operational and financial personnel that provides information on the status of the contracts.  Estimates of each significant contract’s revenues and costs are reviewed and approved by the team on a quarterly basis.  Any approved changes in these estimates are analyzed to determine if they result in recognition of cumulative adjustments to the contract profit in the period in which changes are made.  Due to the significance of the judgment in the estimation process described above, it is possible that materially different margins could be recorded if we used different assumptions or if the underlying circumstances were to change.  Changes in underlying assumptions/estimates or circumstances may adversely or positively affect financial performance in future periods.  Consistent with our business strategy of growing design-build and complex assembly capabilities, we expect significant increases in programs calling for long-term contracts in the future.

Goodwill and Intangible Assets.  The Company exercises its judgment in evaluating its goodwill and intangible assets for possible impairment.  We perform a goodwill and indefinite-lived intangible asset impairment test annually or when circumstances arise that indicate there may be an impairment.  These tests require comparing recorded values to estimated fair values for the assets under review.

The Company has recorded its goodwill and conducted testing for potential goodwill impairment at a reporting unit level.  Our reporting units represent a business for which discrete financial information is available, and segment management regularly reviews the operating results.  There are three reporting units within the Company with 87% of the goodwill reported within the Engineering Services operating segment.  Generally, fair values for goodwill testing are estimated using a discounted cash flow approach unless circumstances indicate that a better estimate of fair value is available.

In using the discounted cash flow approach, we estimate cash flow forecasts of our reporting units, the discount rate, the terminal business value and the projected income tax rate.  The cash flow forecasts of the reporting units are based upon management's long-term view of our markets.  The discount rate utilized is management's estimate of what the market's weighted average cost of capital is, considering what the optimal capital structure would be for a market participant purchaser of the reporting unit.  The terminal business value is determined by applying a business growth factor to the latest year for which a forecast exists.  The projected income tax rates utilized are the cash tax rates that a prospective buyer would most likely factor into a fair value calculation for each reporting unit.

Our annual test of goodwill, which was conducted in the fourth quarter of 2010, resulted in no fair values of our reporting units being substantially in excess of carrying value and thus, no impairment charges were recorded.  As part of our goodwill testing process, we evaluate whether there are reasonably likely changes to management's estimates that would have a material impact on the results of the goodwill impairment testing.  For the testing performed in 2010, management concluded that there are no reasonably likely changes that would materially impact the results of the goodwill impairment testing.  However, changes in strategic outlook by management on the best use of the company's asset portfolio or decreases in the Company's long-term view for any of our reporting units could increase the likelihood of recognizing an impairment charge in the future.

Customer-related intangible assets resulting from the acquisitions of Intec, D3 and Versaform Corporation have an original estimated useful life of 15 to 16 years.  The trademark that resulted from the D3 acquisition was determined to have an indefinite life.  Other intangible assets resulting from the acquisition of Intec have an original estimated useful life of 4 to 10 years.  If events or changes in circumstances indicate that the carrying amount of any of these intangible assets may not be recoverable, an impairment charge will be recognized for the amount by which the carrying amount of these assets exceeds its fair value.

As of December 31, 2010, our net book value (i.e., shareholders’ equity) was approximately $149.8 million, and our market capitalization was approximately $188.2 million.  We believe that, when assessing whether additional asset impairment may exist, the difference between the net book value and market capitalization as of December 31, 2010 is reasonable when market-based control premiums are applied.

Income Taxes.  The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets based on the future tax consequences of events that have been recognized in our financial statements or tax returns.  Deferred tax assets are also required to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following financial statements are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of LMI Aerospace, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of LMI Aerospace, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management Regarding Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
March 11, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
LMI Aerospace, Inc.
St. Charles, Missouri

We have audited the accompanying consolidated statements of income, shareholders’ equity, and cash flows for the year ended December 31, 2008.  In connection with our audit of the financial statements, we have also audited the accompanying Schedule II, “Valuation and Qualifying Accounts” for the year ended December 31, 2008.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the 2008 financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of LMI Aerospace, Inc. and its cash flows for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the 2008 information in the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP (formerly known as BDO Seidman, LLP)

Chicago, Illinois
March 13, 2009

LMI AEROSPACE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$1,947	$31
Trade accounts receivable, net of allowance of $253 and $279 at December 31, 2010 and 2009, respectively	34,006	35,469
Inventories	45,148	45,703
Prepaid expenses and other current assets	2,729	2,849
Deferred income taxes	3,846	3,799
Total current assets	87,676	87,851

Property, plant and equipment, net	21,346	19,322
Goodwill	49,102	49,102
Intangible assets, net	20,827	22,965
Other assets	898	977
Total assets	$179,849	$180,217

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$7,898	$7,778
Accrued expenses	11,246	8,089
Short-term deferred gain on sale of real estate	233	233
Current installments of long-term debt and capital lease obligations	181	326
Total current liabilities	19,558	16,426

Long-term deferred gain on sale of real estate	3,073	3,307
Long-term debt and capital lease obligations, less current installments	28	17,210
Deferred income taxes	7,427	7,546
Other long-term liabilities	-	1,235
Total long-term liabilities	10,528	29,298

Shareholders’ equity:
Common stock, $0.02 par value per share; 28,000,000 authorized shares; issued 12,075,030 shares and 11,996,389 shares at December 31, 2010 and 2009, respectively	242	240
Preferred stock, $0.02 par value per share; 2,000,000 authorized shares; none issued at December 31, 2010 and 2009	-	-
Additional paid-in capital	73,440	71,375
Treasury stock, at cost, 301,772 shares and 359,188 shares at December 31, 2010 and 2009, respectively	(1,432)	(1,704)
Retained earnings	77,513	64,582
Total shareholders’ equity	149,763	134,493
Total liabilities and shareholders’ equity	$179,849	$180,217

See accompanying notes to consolidated financial statements.

LMI AEROSPACE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2010	2009	2008

Sales and service revenue
Product sales	$143,919	$157,838	$149,267
Service revenues	79,437	83,358	90,195
Net sales	223,356	241,196	239,462
Cost of sales and service revenue
Cost of product sales	106,891	117,999	105,425
Cost of service revenues	64,965	70,246	72,922
Cost of sales	171,856	188,245	178,347
Gross profit	51,500	52,951	61,115

Selling, general and administrative expenses	32,435	31,678	33,128
Impairment of goodwill	-	3,350	2,303
Severance and restructuring	-	312	-
Income from operations	19,065	17,611	25,684

Other income (expense):
Interest expense, net	(696)	(1,623)	(1,815)
Other, net	58	10	10
Total other expense	(638)	(1,613)	(1,805)

Income before income taxes	18,427	15,998	23,879
Provision for income taxes	5,496	5,843	8,611

Net income	$12,931	$10,155	$15,268

Amounts per common share:
Net income per common share	$1.13	$0.90	$1.36

Net income per common share, assuming dilution	$1.11	$0.90	$1.35

Weighted average common shares outstanding	11,420,524	11,305,231	11,198,610

Weighted average dilutive common shares outstanding	11,636,385	11,341,312	11,301,382

See accompanying notes to consolidated financial statements.

LMI AEROSPACE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands, except share data)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Shareholders'Equity
Balance at December 31, 2007	$236	$67,244	$(1,830)	$39,177	$104,827
Comprehensive income:
Net income	-	-	-	15,268	15,268
Issuance of stock
67,000 shares in connection with exercise of options	1	150	103	(12)	242
74,484 shares of restricted stock	2	(2)	-	-	-
Other	-	(94)	-	-	(94)
Restricted stock compensation	-	2,210	-	-	2,210
Excess tax benefit over book expense from share-based compensation	-	347	-	-	347
Balance at December 31, 2008	239	69,855	(1,727)	54,433	122,800
Comprehensive income:
Net income	-	-	-	10,155	10,155
Issuance of stock
34,380 shares in connection with exercise of options	-	78	23	(6)	95
91,524 shares of restricted stock	2	(2)	-	-	-
Other	(1)	(69)	-	-	(70)
Restricted stock compensation	-	1,672	-	-	1,672
Excess tax benefit over book expense from share-based compensation	-	(159)	-	-	(159)
Balance at December 31, 2009	240	71,375	(1,704)	64,582	134,493
Comprehensive income:
Net income	-	-	-	12,931	12,931
Issuance of stock
20,360 shares in connection with exercise of options	-	33	30	-	63
79,823 shares of restricted stock	2	(2)	-	-	-
Other	-	240	242	-	482
Restricted stock compensation	-	1,794	-	-	1,794
Balance at December 31, 2010	$242	$73,440	$(1,432)	$77,513	$149,763

See accompanying notes to consolidated financial statements.

LMI AEROSPACE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2010	2009	2008
Operating activities:
Net income	$12,931	$10,155	$15,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,289	7,537	6,977
Impairment of goodwill	-	3,350	2,303
Charges for inventory obsolescence and valuation	1,099	1,940	1,217
Restricted stock compensation	1,794	1,672	2,210
Deferred tax benefit	(166)	(1,224)	(1,034)
Other noncash items	(240)	(123)	(291)
Changes in operating assets and liabilities, net of acquired businesses:
Trade accounts receivable	1,440	(7,971)	2,658
Inventories	(544)	15,037	(22,670)
Prepaid expenses and other assets	800	(91)	215
Current income taxes	(735)	21	281
Accounts payable	639	(4,768)	1,682
Accrued expenses and other liabilities	2,538	(3,118)	177
Net cash provided by operating activities	26,845	22,417	8,993
Investing activities:
Additions to property, plant and equipment	(7,151)	(3,938)	(8,055)
Proceeds from sale of equipment	6	123	2,467
Acquisitions, net of cash acquired	-	(9,990)	-
Other, net	-	(48)	(279)
Net cash used by investing activities	(7,145)	(13,853)	(5,867)
Financing activities:
Proceeds from issuance of debt	-	-	74
Principal payments on long-term debt and notes payable	(327)	(498)	(808)
Advances on revolving line of credit	13,520	43,819	64,717
Payments on revolving line of credit	(30,520)	(51,819)	(67,751)
Other, net	(457)	(64)	589
Net cash used by financing activities	(17,784)	(8,562)	(3,179)
Net increase (decrease) in cash and cash equivalents	1,916	2	(53)
Cash and cash equivalents, beginning of year	31	29	82
Cash and cash equivalents, end of year	$1,947	$31	$29

Supplemental disclosures of cash flow information:
Interest paid	$531	$1,518	$1,675
Income taxes paid, net of refunds received	$6,360	$6,950	$8,449

See accompanying notes to consolidated financial statements.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2010

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

The majority of the Aerostructures segment’s revenues are generated under units of delivery contracts.  Revenue for units of delivery contracts is recognized at contractual prices as units are delivered.  For long-term contracts requiring development and delivery of multiple units of product over more than one year, the Company incurs and defers, as part of inventory, certain costs which are specific to the contract and will be recouped as part of the unit cost charged to the customer under the contract.  Such costs are charged to cost of product sales ratably as the manufactured units are shipped pursuant to the contract.  Changes in the estimated number of units expected to be delivered under such contracts result in prospective adjustments of the ratable charge-off of deferred inventoriable costs per unit shipped.  Should the remaining inventoriable costs plus estimated costs of production of units yet to be shipped under the contract exceed estimated future contract revenues, the resulting full loss is recognized in the period it becomes probable and estimable.  No such loss was recognized in 2010, 2009 or 2008.

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

For certain long-term fixed price design and development contracts, the Company applies the percentage of completion method of contract accounting.  The cost-to-cost method is used to measure progress toward completion.  Under the cost-to-cost method of accounting, the Company recognizes sales based on the ratio of costs incurred to the estimate of total costs at completion.  Should estimated total costs at completion exceed the estimated total revenue, the anticipated full loss is recognized in the period in which it is estimated.  No such loss was recognized in 2010 or 2009.  The Company had no such contract in progress at December 31, 2008.  For certain other contracts, progress is measured using the units of delivery method.  The amount reported as revenue represents the invoice price of delivered products, and cost of sales is determined by applying the estimated gross margin percentage to the amount of revenue recognized.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2010

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets.  Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets.  Estimated useful lives for machinery and equipment, and purchased software are 4 to 10 years and 3 to 10 years, respectively.

Long Lived Assets

Long lived assets held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

Goodwill and Intangible Assets

The Company’s acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities.   As part of the purchase price allocation, the Company allocates the purchase price to the tangible assets acquired and liabilities assumed based on estimated fair market values, and the remainder of the purchase price is allocated to intangibles and goodwill.  Goodwill and intangible assets with indefinite lives are not amortized but are subject to an impairment assessment at least annually in relation to their fair value.  The goodwill testing utilizes a two-step process, where the carrying value of the reporting unit is compared to its fair value.  If the carrying value is less than the fair value, no impairment exists, and the second step is not performed.  However, if the carrying value is greater than the fair value, the second step is performed.  An impairment charge would be recognized for the amount that the carrying value of the goodwill exceeds its fair value.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2010

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

Income Taxes

Provisions for federal and state income taxes are calculated on reported net income before income taxes based on current tax law and also include, in the current period, the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities.  Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes.  Significant judgment is required in determining income tax provisions and evaluating tax positions.

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

The Company’s unrecognized tax benefits as of December 31, 2010 and 2009 are immaterial.  The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2010.  The Company has no material interest or penalties relating to income taxes recognized on the balance sheets as of December 31, 2010 and 2009.  As of December 31, 2010, returns for calendar years 2007 through 2009 remain subject to examination by the Internal Revenue Service and/or various state tax jurisdictions.

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

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2010

Recent Accounting Pronouncements

In October 2009, an update was made by the Financial Accounting Standards Board in revenue arrangements with multiple deliverables.  It provides amendments to the criteria for separating consideration in multiple-deliverable arrangements.  This standard establishes a selling price hierarchy for determining the selling price of a deliverable.  This standard will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.   As early adoption was permitted, the Company elected to adopt this change on January 1, 2010.  The adoption did not have a significant impact on the Company’s consolidated financial statements.

2.	ACQUISITION

On January 16, 2009, the Company acquired all of the shares of capital stock of Integrated Technologies, Inc. (“Intec”), an Everett, Washington-based provider of advanced materials testing, manufacturing and design services to the aerospace, defense and transportation industries.  Intec’s primary business is designed to support composite testing, manufacturing and research by analyzing new and existing materials, including organic matrix composites, ceramics, metal matrix composites and metal.  The acquisition was funded by the Company’s existing credit facility and was accounted for in accordance with the guidance related to business combinations that was effective January 1, 2009.  Operating results of Intec have been included in the Company’s Aerostructures segment from the date of acquisition, and acquisition related costs were expensed.  The pro-forma operating results, as if the Company had completed the acquisition at the beginning of the periods presented, are not significant to the Company’s operations and are not presented.

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

The anticipated synergies from the transaction have resulted in the goodwill indicated above.  Of the $7,139 acquired intangible assets, $4,904 was assigned to customer relations with an original estimated useful life of 15 years; $1,680 was assigned to proprietary technology with a weighted average estimated useful life of 9.5 years; and the remaining $555 consists of trademarks and non-compete agreements and have a weighted average useful life of 5.8 years.  The fair value of the customer relationships and non-compete agreements was determined using the discounted cash flow method.  The fair value of the trademarks and proprietary technologies was determined using the relief from royalty method.  Included in long-term liabilities assumed was $1,235 of contingent consideration, representing the fair value of the amount payable to former Intec shareholders if certain sales targets are achieved by Intec for the two-year period ending December 31, 2010 or if proceeds from the sale of certain portions of Intec exceed a pre-established threshold within the same two-year period.  The amount of contingent consideration is limited to $1,500.  As of December 31, 2010, the Company included a contingent consideration liability of $1,235 in accrued expenses on the consolidated balance sheet as the measurement period was extended to March 31, 2011 under mutual agreement of the involved parties.  The amount could be adjusted if certain provisions of the acquisition agreement are met or are not met.  These assets and liabilities are considered to be level 3 in the fair value hierarchy.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2010

3.	INVENTORIES

Inventories consist of the following:

	December 31,
	2010	2009

Raw materials	$9,016	$7,256
Work in progress	7,972	8,133
Manufactured and purchased components	11,422	10,539
Finished goods	13,424	16,607
Product inventory	41,834	42,535
Capitalized contract costs	3,314	3,168
Total inventories	$45,148	$45,703

 Inventoried costs include capitalized contract costs relating to programs and contracts with long-term production cycles, a portion of which is not expected to be realized within one year.  The Company believes these amounts will be fully recovered.

4.	PROPERTY, PLANT AND EQUIPMENT

Depreciation expense (including amortization expense on software) recorded by the Company totaled $5,152, $5,409 and $5,205 for 2010, 2009 and 2008, respectively.

	December 31,
	2010	2009

Land	$67	$67
Buildings and improvements	589	589
Machinery and equipment	54,708	50,050
Leasehold improvements	5,055	4,796
Software and other	8,638	9,546
Construction in progress	3,196	239
Total gross property, plant and equipment	72,253	65,287
Less accumulated depreciation	(50,907)	(45,965)
Total net property, plant and equipment	$21,346	$19,322

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2010

5.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table summarizes goodwill balances by segment at December 31, 2010 and 2009, respectively:

	Aerostructures		Engineering Services		Total
	2010	2009	2010	2009	2010	2009
Balance as of January 1
Goodwill	$11,847	$5,653	$42,908	$42,908	$54,755	$48,561
Accumulated impairment loss (Tempco)	(5,653)	(2,303)	-	-	(5,653)	(2,303)
	6,194	3,350	42,908	42,908	49,102	46,258
Acquired goodwill (Intec)	-	6,194	-	-	-	6,194
Impairment loss (Tempco)	-	(3,350)	-	-	-	(3,350)
Balance as of December 31
Goodwill	11,847	11,847	42,908	42,908	54,755	54,755
Accumulated impairment loss (Tempco)	(5,653)	(5,653)	-	-	(5,653)	(5,653)
	$6,194	$6,194	$42,908	$42,908	$49,102	$49,102

The goodwill balance at December 31, 2010 and 2009 consisted of $42,908 from the acquisition of D3 Technologies in July 2007 and $6,194 from the acquisition of Intec in January 2009.  The goodwill balance at January 1, 2009 consisted of $42,908 from the acquisition of D3 Technologies and $3,350 from the acquisition of Tempco Engineering, Inc. (“Tempco”) in April 2001.  Goodwill recorded as a result of the Intec and D3 Technologies acquisitions is not deductible for tax purposes.  Goodwill recorded as a result of the Tempco acquisition is tax deductible.  The Company performed goodwill impairment analyses in the fourth quarter of fiscal years 2010 and 2009 using the expected present value of future cash flows.  This is considered to be level 3 in the fair value hierarchy.  Due to continued deterioration in the financial performance of the Tempco reporting unit during 2009, it was determined that the remaining $3,350 in goodwill of the reporting unit was impaired.  No adjustment to goodwill was required based on the fourth quarter 2010 analysis.

Intangible Assets

Intangible assets primarily consist of trademarks and customer intangibles resulting from the acquisitions of Intec, D3 Technologies, Inc. (“D3”) and Versaform Corporation.  The trademark of $4,222 that resulted from acquisition of D3 was determined to have an indefinite life.  The remaining trademark resulted from the acquisition of Intec and has a weighted average useful life of 6.7 years.  Customer intangibles have an useful life of 15 to 16 years.  Other intangible assets have a weighted average useful life of 8.5 years.  The carrying values were as follows:

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2010

	December 31,
	2010	2009

Trademarks	$4,582	$4,582
Customer intangible assets	21,515	21,515
Other	2,082	2,082
Accumulated amortization	(7,352)	(5,214)
Intangible assets, net	$20,827	$22,965

        Intangibles amortization expense for 2010, 2009 and 2008 was $2,137, $2,083 and $1,727, respectively.  Amortization expense for 2008 includes a charge of $288, which represents the remaining balance of customer intangibles resulting from the acquisition of Technical Change Associates, Inc. (“TCA”) in 2006.  As of December 31, 2008, the Company ceased operations of TCA.

Estimated annual amortization expense for these intangibles is as follows:

Year ending December 31,
2011	$2,136
2012	2,125
2013	2,041
2014	1,923
2015	1,828
Thereafter	6,552
Nonamortizeable	4,222
$20,827

6.	ACCRUED EXPENSES

        Accrued expenses consist of the following:

	December 31,
	2010	2009

Accrued payroll	$1,037	$963
Accrued bonus	1,146	1,044
Accrued vacation & holiday	2,178	2,010
Accrued employee benefits	1,213	1,098
Accrued legal & accounting fees	482	469
Accrued operating lease obligations	1,258	1,056
Accrued workers' comp	556	406
Deferred contract revenue	1,074	-
Accrued contingent consideration	1,235	-
Other	1,067	1,043
Total accrued expenses	$11,246	$8,089

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2010

7.	LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consist of the following:

	December 31,
	2010	2009

Capital lease obligations	$133	$245
Revolving line of credit	-	17,000
Notes payable, principal and interest payable monthly, at fixed rates, ranging from 6.70% to 7.05% at December 31, 2010 and 2.78% to 10.70% at December 31, 2009	76	291
Total debt	209	17,536
Less current installments	181	326
Total	$28	$17,210

The Company has a senior secured revolving credit facility in an aggregate principal amount of up to $80,000, of which none was utilized at December 31, 2010.  Borrowings under the credit facility are secured by substantially all of the Company’s assets and bear interest at either (a) the “base rate” (the higher of the federal funds rate plus one-half of one percent or the prime commercial lending rate) plus the applicable interest margin ranging from 0.125% to 1.0%, depending upon the Company’s total leverage ratio at the end of each quarter, or (b) the LIBOR rate plus an applicable interest margin ranging from 1.125% to 2.0%, depending upon the Company’s total leverage ratio at the end of each quarter.  If the Company elects to borrow under the LIBOR rate, interest periods range from one to twelve months.  The maturity date of the credit facility, which is subject to acceleration upon breach of the financial covenants (consisting of a maximum total leverage ratio and a minimum fixed charge coverage ratio) and other customary non-financial covenants contained in the credit agreement, is July 31, 2012.  As of December 31, 2010, the Company believes that it was in compliance with all of its financial and non-financial covenants.  At December 31, 2010, the “base rate” was 3.250%, and the applicable margin was 0.125%.  The LIBOR rate ranged from 0.26% to 0.78%, and the applicable margin was 1.125%.  In addition, the Company has a line of credit agreement that provides a revolving credit facility in the amount of up to $1,000 at the base rate plus 1.125%, of which none was utilized at December 31, 2010 and 2009, respectively.  The base rate for this facility was 1.760 % at December 31, 2010.  As these borrowings are at variable interest rates, the fair value of these borrowings approximates book value.

The Company has also entered into various notes payable and capital lease agreements for the purchase of certain equipment and software.  The notes are secured by the underlying assets and are payable in monthly installments including interest rates ranging from 6.70% to 7.05% through January 2012.  The capital lease agreements expire March 2012.

Maturities

The aggregate maturities of long-term debt as of December 31, 2010 are as follows:

Year ending December 31:
2011	$181
2012	28
$209

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2010

8.	TREASURY STOCK TRANSACTIONS

The Company issued 6,300, 4,900 and 21,600 shares from treasury stock in 2010, 2009 and 2008, respectively, in conjunction with the exercise of certain employees’ options but did not purchase any shares during those years.  The Company also utilized approximately 51,100 shares from treasury stock to match employee contributions in the Company’s 401(k) Plan in 2010.

9.	EARNINGS PER COMMON SHARE

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

	Year ended December 31,
	2010	2009	2008
Numerators
Net income	$12,931	$10,155	$15,268
Denominators
Weighted average common shares - basic	11,420,524	11,305,231	11,198,610

Dilutive effect of restricted stock	209,743	3,318	27,222
Dilutive effect of employee stock options	6,118	32,763	75,550

Weighted average common shares - diluted	11,636,385	11,341,312	11,301,382

Basic earnings per share	$1.13	$0.90	$1.36

Diluted earnings per share	$1.11	$0.90	$1.35

There were no anti-dilutive shares of non-vested restricted stock for the year ended December 31, 2010.  A weighted average of 78,621 and 41,207 shares of non-vested restricted stock under the Company’s share-based compensation plan was excluded from the computation of 2009 and 2008 diluted net income per common share, respectively, because the grant date fair value was greater than the average market price of the common shares during the respective reporting periods, causing such shares to have an anti-dilutive effect on earnings per share.

10.	COMMITMENTS AND CONTINGENCIES

The Company leases certain facilities and equipment under various non-cancelable operating lease agreements that expire at various dates through 2025.  At December 31, 2010, the future minimum lease payments under operating leases with initial non-cancelable terms in excess of one year are as follows:

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2010

Year ending December 31:
2011	$6,161
2012	5,723
2013	5,311
2014	4,210
2015	3,781
Thereafter	13,666
$38,852

Rent expense totaled $6,714, $7,048 and $6,347 in 2010, 2009 and 2008, respectively.

The Company has been named as a defendant in certain lawsuits in the normal course of business.   It is the policy of management to disclose the amount or range of reasonably possible losses.   In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters should not have a material effect on the Company’s financial position or results of operations.

The Company has entered into employment agreements with certain members of senior management, the terms of which expired on December 31, 2010.  New agreements were executed subsequent to the year end.  The terms of these agreements are up to three years, include non-compete and non-disclosure provisions, and provide for defined severance payments in the event of termination.

11.	DEFINED CONTRIBUTION PLANS

The Company sponsored two defined contribution plans in 2010: the LMI Profit Sharing and Savings Plan (the “LMI Plan”), and the Integrated Technologies, Inc. 401(k) Plan (the “Intec Plan”).  On March 17, 2010, the Intec Plan was merged into the LMI Plan.  On December 28, 2009, the D3 Technologies, Inc. 401(K) Plan was merged into the LMI Plan.  The LMI Plan, which now covers all of the employees of the Aerostructures segment and Engineering Services segment, is a profit sharing plan that allows discretionary profit sharing contributions by the Company.  The LMI Plan also includes a 401(k) component that allows employee deferrals and a discretionary matching contribution component, under which the Company may make contributions based upon a percentage of employee contributions up to a maximum of $1 annually per employee.  Employee deferrals and matching contributions to the LMI Plan are fully vested to the employee immediately upon contribution.  Profit sharing contributions by the Company to the LMI Plan become vested over time and are fully vested after six years.  No profit sharing contributions have been made to the LMI Plan for 2010, 2009, or 2008.  The Intec Plan allowed the Company to match the employees’ deferral based on a percentage of employee contributions up to a maximum of 4% of eligible wages.  The Company’s contribution to the Intec Plan became fully vested after five years.  The Company recognized costs for matching contributions to the LMI Plan totaling $798, $660, and $1,024 in 2010, 2009, and 2008, respectively.  The Company’s matching contributions to the LMI Plan in 2010 and 2009were made in shares of the Company’s common stock.

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

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2010

The Company did not make any share-based grants or awards, except for restricted stock awards as disclosed below, during the years ended December 31, 2010, 2009, and 2008, respectively.  All share-based grants or awards are time vested.

A summary of stock option activity under the Company’s share-based compensation plans is presented below:

Stock Options	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2010	28,210	$2.78
Granted	-	-
Exercised	(20,360)	3.08
Forfeited or expired	-	-
Outstanding at December 31, 2010	7,850	$2.00

All outstanding stock options were exercisable at December 31, 2010 with an exercise price of $2.00 per share.  The aggregate intrinsic value of vested stock options was $110 at December 31, 2010.  All outstanding options at December 31, 2010 expire on January 19, 2011.  The aggregate intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008, based upon the market price on exercise date, were $239, $210 and $755, respectively.

A summary of the activity for non-vested restricted stock awards under the Company’s share-based compensation plans is presented below:

	2010
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1	294,322	$20.19
Granted	79,823	14.27
Vested	(48,341)	22.26
Forfeited	(5,133)	17.34
Outstanding at December 31	320,671	$18.45

All restricted stock awards are time vested, and they generally vest over three to five years.  Total unrecognized compensation costs related to non-vested restricted stock awards granted under the Plan were $1,781 and $2,525 as of December 31, 2010 and 2009, respectively.  These costs are expected to be recognized over a weighted average period of 1.0 year and 1.7 years, respectively.  The fair value of restricted stock awards that vested during the years ended December 31, 2010, 2009 and 2008, based on the market price on the vesting date, was $835, $566 and $1,049, respectively.

Common stock compensation expense related to restricted stock awards granted under the Plan was $1,794, $1,672 and $2,210 for the years ended December 31, 2010, 2009 and 2008, respectively.  The tax benefit (expense) realized for the tax deductions from stock awards totaled $(88), $(159) and $107 for the years ended December 31, 2010, 2009, and 2008, respectively.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2010

13.	INCOME TAXES

The temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred income tax assets and liabilities are as follows:

	December 31,
	2010	2009
Current deferred tax assets (liabilites):
Accrued vacation	$612	$555
Inventories	1,880	2,117
Stock award	1,440	1,192
Other	(86)	(65)
Total current deferred tax assets	3,846	3,799

Long-term deferred tax assets (liabilities):
Depreciation	(3,442)	(3,116)
Amortization of intangibles	(4,316)	(4,784)
Gain on sale of real estate	1,190	1,274
Long-term contract costs	(1,234)	(1,140)
Other	375	220
Total long-term deferred tax liabilities	(7,427)	(7,546)
Net deferred tax liabilities	$(3,581)	$(3,747)

The Company’s income tax provision attributable to income before income taxes consisted of the following for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Federal:
Current	$5,306	$6,537	$8,831
Deferred	(151)	(1,089)	(949)
	5,155	5,448	7,882

State
Current	355	494	815
Deferred	(14)	(99)	(86)
	341	395	729
Provision for income taxes	$5,496	$5,843	$8,611

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2010

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is as follows:

	2010	2009	2008
Federal taxes	$6,449	$5,599	$8,357
State and local taxes, net of federal benefit	341	395	729
Production deduction	(399)	(196)	(323)
Research and experimental and other tax credits	(470)	(189)	(160)
Other	(425)	234	8
Provision for income taxes	$5,496	$5,843	$8,611

14.	CUSTOMER AND SUPPLIER CONCENTRATION

Direct sales to our top four customers, Spirit AeroSystems, Gulfstream Aerospace Corporation, The Boeing Company, and Triumph Group, accounted for 18.6%, 16.9%, 13.3%, and 10.9% of our total revenues in 2010, respectively.  These revenues are reported by both the Aerostructures and Engineering Services segments, except Gulfstream Aerospace Corporation, with respect to which revenues are reported by the Aerostructures segment only.  Accounts receivable balances related to these customers were 20.8%, 10.1%, 9.8%, and 12.4% of the accounts receivable balance at December 31, 2010, respectively.

Direct sales to our top four customers, Spirit AeroSystems, The Boeing Company, Gulfstream Aerospace Corporation and Aviation Partners Boeing, accounted for 22.1%, 15.4%, 14.2% and 10.4% of our total revenues in 2009, respectively.  These revenues are reported by both the Aerostructures and Engineering Services segments.  Accounts receivable balances related to these customers were 21.9%, 5.8%, 11.9% and 4.9% of the accounts receivable balance at December 31, 2009, respectively.

Direct sales to our top four customers, Spirit AeroSystems, Gulfstream Aerospace Corporation, The Boeing Company and Vought Aircraft Industries, accounted for 22.1%, 19.4%, 19.0% and 10.1% of our total revenues in 2008, respectively.  These revenues are reported by both the Aerostructures and Engineering Services segments.

The Company did not have any sales to a foreign country greater than 5% of its total sales in 2010, 2009 and 2008, respectively.  The amounts of profitability and identifiable assets attributable to foreign sales activity are not material when compared with revenue, profitability, and identifiable assets attributed to United States domestic operations during 2010, 2009 and 2008.

The Company purchased approximately 64%, 57% and 64% of the raw materials used in production from three suppliers in 2010, 2009 and 2008, respectively.  In 2009, the Company increased its capability to integrate components into higher level aerospace assemblies and to provide point of use kitting.  As a result, there was an increase in the use of third party suppliers for the purchase of strategic components.  During 2010, we purchased approximately 63% of the procured parts used in assembled products from four suppliers.  During 2009, we purchased approximately 46% of the procured parts used in assembled products from three suppliers.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2010

15.	BUSINESS SEGMENT INFORMATION

The Company is organized into two reportable segments: the Aerostructures segment and the Engineering Services segment.  The Aerostructures segment fabricates, machines, finishes, integrates, assembles and kits formed close tolerance aluminum and specialty alloy and composite components and higher level assemblies for use by the aerospace, defense and technology industries.  Since January 2009, the operating results of Intec have also been included in the operating results of the Aerostructures segment.  The Engineering Services segment, comprised of the operations of D3, provides a complete range of design, engineering and program management services supporting aircraft lifecycles from conceptual design, analysis and certification through production support, fleet support and service life extensions via a complete turnkey engineering solution.

Corporate assets, liabilities and expenses related to the Company’s corporate offices, except for interest expense and income taxes, primarily support the Aerostructures segment.  The table below present’s information about reported segments on the basis used internally to evaluate segment performance:

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2010

	December 31,
	2010	2009	2008

Net sales:
Aerostructures	$149,259	$160,071	$150,804
Engineering Services	74,574	81,585	89,909
Eliminations	(477)	(460)	(1,251)
	$223,356	$241,196	$239,462

Gross profit
Aerostructures	$38,637	$37,268	$42,745
Engineering Services	12,788	15,683	18,482
Eliminations	75	-	(112)
	$51,500	$52,951	$61,115

Income from operations:
Aerostructures	$13,631	$9,219	$16,392
Engineering Services	5,359	8,392	9,384
Eliminations	75	-	(92)
	$19,065	$17,611	$25,684

Depreciation, amortization and other charges:
Aerostructures (1)	$4,843	$8,168	$6,790
Engineering Services	2,446	2,719	2,490
	$7,289	$10,887	$9,280

(1) Includes a $3,350 and $2,303 charge for impairment of goodwill in 2009 and 2008, respectively.

Interest income (expense):
Aerostructures	$(18)	$(11)	$-
Engineering Services	(14)	(15)	(28)
Corporate	(664)	(1,597)	(1,787)
	$(696)	$(1,623)	$(1,815)

Capital expenditures:
Aerostructures	$6,230	$3,045	$6,357
Engineering Services	921	893	1,698
	$7,151	$3,938	$8,055

Total assets:
Aerostructures	$108,920	$107,980
Engineering	70,929	72,237
	$179,849	$180,217

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2010

16.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The results of any single quarter are not necessarily indicative of the Company’s results for the full year.  Earnings per share data is computed independently for each of the periods presented.  As a result, the sum of the earnings per share amounts for the quarter may not equal the total for the year.

2010	First	Second	Third	Fourth
Net sales	$60,415	$55,945	$52,284	$54,712
Gross profit	$14,406	$13,225	$11,965	$11,904
Net income	$3,896	$3,336	$2,649	$3,050
Amounts per common share:
Net income	$0.34	$0.29	$0.23	$0.27
Net income - assuming dilution	$0.34	$0.29	$0.23	$0.26

2009	First	Second	Third	Fourth
Net sales	$64,002	$62,829	$58,749	$55,616
Gross profit	$14,586	$13,383	$12,308	$12,674
Net income	$3,354	$3,209	$2,788	$804
Amounts per common share:
Net income	$0.30	$0.28	$0.25	$0.07
Net income - assuming dilution	$0.30	$0.28	$0.25	$0.07

LMI AEROSPACE, INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(Dollar amounts in thousands)
December 31, 2010

		Additions		Deductions
	Beginning Balance	Charge to Cost/ Expense	Other Charge to Cost/ Expense (1)	Write-offs net of Recoveries	Ending Balance
Reserve for Accounts Receivable
Year ended December 31, 2008	$292	$43	$-	$(31)	$304
Year ended December 31, 2009	$304	$(48)	$20	$3	$279
Year ended December 31, 2010	$279	$(23)	$-	$(3)	$253

(1)  Represents reserve acquired with Intec in January 2009.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Audit Committee of the Board of Directors of the Company conducted a competitive process to select a firm to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.  The Audit Committee invited several national firms to participate in this process, including BDO USA, LLP, (formerly known as BDO Seidman, LLP) (“BDO USA”), the Company’s independent registered public accounting firm since December 29, 2003.

As a result of this process, on June 23, 2009, the Audit Committee approved the engagement of PricewaterhouseCoopers LLP (“PwC”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009 and dismissed BDO USA from that role on that date.

BDO USA’s audit reports on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2008 and 2007 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2008 and 2007, respectively, and through June 23, 2009, there were (i) no disagreements between the Company and BDO USA on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO USA, would have caused BDO USA to make reference to the subject matter of the disagreement in its reports on the financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided BDO USA with a copy of the disclosure it made in its Report on Form 8-K filed on June 26, 2009 prior to the time the Report was filed with the Securities and Exchange Commission.  The Company requested that BDO USA furnish a letter addressed to the SEC stating whether or not it agrees with the statements made in the Report on Form  8-K.  A copy of BDO USA’s letter dated June 25, 2009 was attached as Exhibit 16.1 to such Form 8-K and is incorporated herein by reference.

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

ITEM 9A.  CONTROLS AND PROCEDURES.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2010.  Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Management, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, assessed the Company’s internal control over financial reporting as of December 31, 2010, as required by Section 404 of the Sarbanes-Oxley Act of 2002, based on the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework,” adopted by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting is effective.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an audit report on our internal control over financial reporting which is included in Item 8.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the three month period ending December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information regarding our directors required by Item 401 of Regulation S-K and the information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) required by Item 405 of Regulation S-K will be included in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s 2011 Annual Meeting of Shareholders and is incorporated herein by this reference.

The following is a list of our current executive officers, their ages, their positions with us and their principal occupations for at least the past five years.

Name	Age	Position

Ronald S. Saks	67	Chief Executive Officer and Director

Ryan P. Bogan	36	Vice President of the Company and Chief Executive Officer of D3 Technologies, Inc., a wholly-owned subsidiary of the Company

Richard Johnson	60	President of D3 Technologies, Inc., a wholly-owned subsidiary of the Company

Lawrence E. Dickinson	51	Vice President, Chief Financial Officer and Secretary

Robert T. Grah	56	Chief Operating Officer – Aerostructures Segment

Michael J. Biffignani	55	Chief Information Officer

Cynthia G. Maness	60	Vice President of Human Resources and Organizational Development

Set forth below are biographies of each of our executive officers.

Ronald S. Saks.  Mr. Saks has served as our Chief Executive Officer and as a director since 1984.  Prior to his employment with the Company, Mr. Saks was an Executive Vice President with Associated Transports, Inc. for eight years and was a Tax Manager with Peat Marwick Mitchell & Co., now known as KPMG LLP, for the eight years prior thereto.

Ryan P. Bogan. Mr. Bogan has served as a Vice President of the Company since 2007 and Chief Executive Officer of D3 Technologies, Inc. since 2002.  Mr. Bogan had served in various management positions with D3 Technologies, Inc. since 1998, including Director of Business Development and Chief Operations Officer.  Mr. Bogan is currently on educational sabbatical completing graduate studies.

Richard Johnson.  Mr. Johnson joined D3 Technologies as President in 2010.  Prior to his employment with the Company, Mr. Johnson was Vice President of Engineering with Gulfstream Aerospace where he was employed for 30 years.  Prior to Gulfstream, he was employed at Lockheed-Georgia as a structural engineering specialist.

Lawrence E. Dickinson.  Mr. Dickinson has been our Chief Financial Officer since 1993.  He served as a Financial Analyst and Controller for LaBarge, Inc. from 1984 to 1993 and as a Cost Accountant with Monsanto from 1981 to 1984.

Robert T. Grah. Mr. Grah was appointed Chief Operating Officer – Aerostructures segment in 2010 and served as Vice President - Central Region from December 2002 until January 2010.  Mr. Grah joined the Company in 1984 as Production Control Manager.  Mr. Grah has held various management positions with us, including Purchasing and Contracts Manager, Maintenance Manager, Facilities Manager and General Manager of LMI Finishing, Inc. until December 2002.  Prior to joining us, Mr. Grah was a supervisor for Associated Transports, Inc. and a manager for Beneficial Finance.

Michael J. Biffignani.  Mr. Biffignani has served as our Chief Information Officer since 1999 and currently is responsible for information technology and the program management office to support readiness of the design-build projects.  He has also served as the Director of Supplier Management and Procurement.  Prior to joining us, Mr. Biffignani held several positions at The Boeing Company in Information Technology and Business Management and prior thereto he served as an engineer and materials manager for the Sony Corporation from 1979 to 1983.

Cynthia G. Maness. Ms. Maness has been our Vice President of Human Resources and Organizational Development since 2008.  Ms. Maness joined the Company in 1990 as Human Resources Manager for Leonard’s Metal, Inc. Prior to joining us, Ms. Maness served in human resources management roles for the law firm of Peper, Martin, Jensen, Maichel & Hetlage, the City of Ballwin, and Fontbonne College.

The Company has adopted a Code of Business Conduct and Ethics that applies to all of our executive officers and employees and our Board of Directors, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial and principal accounting officer).

The Board of Directors has established an Audit Committee within the meaning of Section 3(a)(58)(A) of the Exchange Act.  The Audit Committee currently consists of Mr. John M. Roeder (Chairman), Mr. John S. Eulich, Mr. Thomas G. Unger and Ms. Judith W. Northup, each an independent director in accordance with The Nasdaq Stock Market Marketplace Rule 5605(a)(2).  In addition, the Board of Directors has determined that each member of the Audit Committee is independent under the standards of Rule 10A-3 of the Exchange Act and the requirements of The Nasdaq Stock Market Marketplace Rule 5605(c)(2) and that Mr. Roeder qualifies as an audit committee financial expert under Item 407(d)(5) of Regulation S-K.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by Item 402 of Regulation S-K regarding the compensation of the Company’s directors and executive officers will be included in its definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by Item 407(e)(4) and (e)(5) of Regulation S-K will be included in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s 2011 Annual Meeting of Shareholders under the captions “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 403 of Regulation S-K regarding the security ownership of our beneficial owners and our management and the information required by Item 201(d) of Regulation S-K regarding our equity compensation plans will be included in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s 2011 Annual Meeting of Shareholders and is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 407(a) of Regulation S-K regarding director independence and Item 404 regarding transactions with related persons will be included in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information contained under the caption “Fees Billed by Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s 2011 Annual Meeting of Shareholders, which involves the election of directors, is incorporated herein by this reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Charles and State of Missouri on the 11th day of March, 2011.

LMI AEROSPACE, INC.

By:	/s/ Ronald S. Saks
Ronald S. Saks Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald S. Saks
Ronald S. Saks	Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2011

/s/ Lawrence E. Dickinson
Lawrence E. Dickinson	Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 11, 2011

/s/ Joseph Burstein
Joseph Burstein	Chairman of the Board and Director	March 11, 2011

/s/ Sanford S. Neuman
Sanford S. Neuman	Assistant Secretary and Director	March 11, 2011

/s/ Thomas Unger
Thomas Unger	Director	March 11, 2011

/s/ John M. Roeder
John M. Roeder	Director	March 11, 2011

/s/ John S. Eulich
John S. Eulich	Director	March 11, 2011

/s/ Judith W. Northup
Judith W. Northup	Director	March 11, 2011

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Articles of the Registrant previously filed as Exhibit 3.1 to the Registrant’s Form S-1 (File No. 333-51357) dated as of April 29, 1998 (the “Form S-1”) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Registrant previously filed as Exhibit 3.2 to the Form S-1 and incorporated herein by reference.

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

10.6
Lease Agreement dated June 23, 2005, including all amendments, between D3 Technologies, Inc. and Quadrant Park for the premises located at 8217-8223 44th Avenue, Mukilteo, Washington and filed as Exhibit 10.7 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008 and filed March 16, 2009 and incorporated herein by reference.

10.7
Lease Agreement dated February 13, 2007 between LMI Finishing, Inc. and Angelo Gordon, successor in interest to CIT CRE LLC, for the premises located at 2104 N. 170th St. East, Tulsa, Oklahoma and filed as Exhibit 10.8 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008 and filed March 16, 2009 and incorporated herein by reference.

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

10.10+
Form of Employment Agreement effective January 1, 2011 between the Registrant and each of Ronald S. Saks, Lawrence E. Dickinson, Michael J. Biffignani and Cynthia G. Maness previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed February 28, 2011and incorporated herein by reference.

10.11+
Employment Agreement effective January 1, 2011 between the Registrant and Robert T. Grah, previously filed as Exhibit 10.2 to the Registrant’s Form 8-K filed February 28, 2011 and incorporated herein by reference.

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

10.28
Purchase Agreement among LMI Finishing, Inc., Leonard’s Metal, Inc. and Angelo Gordon, successor in interest to CIT CRE LLC, dated December 28, 2006 previously filed as Exhibit 10.2 to the Registrant’s Form 8-K filed January 3, 2007 and incorporated herein by reference.

10.29
Lease Agreement between Leonard’s Metal, Inc. and Angelo Gordon, successor in interest to CIT CRE LLC, dated as of December 28, 2006 for the premises located at 2629-2635 Esthner Court, Wichita, Kansas, 3600 Mueller Road, St. Charles, Missouri, 3030-3050 North Highway 94, St. Charles, Missouri previously filed as Exhibit 10.3 to the Registrant’s Form 8-K filed January 3, 2007 and incorporated herein by reference.

10.30
Guaranty and Suretyship Agreement between the Registrant and Angelo Gordon, successor in interest to CIT CRE LLC, dated December 28, 2006 previously filed as Exhibit 10.4 to the Registrant’s Form 8-K filed January 3, 2007 and incorporated herein by reference.

10.31
Credit Agreement between the Registrant, Wachovia Bank, National Association (as Administrative Agent, Swingline Lender and Issuing Lender), Wells Fargo Bank, National Association (as Syndication Agent) and the other lender parties thereto dated July 31, 2007 previously filed as Exhibit 4.1 to the Registrant’s Form 8-K filed August 6, 2007 and incorporated herein by reference.

10.32+
Employment and Education Leave Agreement dated as of January 1, 2011, between D3 Technologies, Inc., a wholly owned subsidiary of the Registrant and Ryan P. Bogan previously filed as Exhibit 10.3 to the Registrant’s Form 8-K filed February 28, 2011 and incorporated herein by reference.

10.33+
Restricted Stock Award Agreement between the Registrant and Ryan P. Bogan dated July 31, 2007 previously filed as Exhibit 10.2 to the Registrant’s Form 8-K filed August 6, 2007 and incorporated herein by reference.

10.34+
Employment Agreement effective November 1, 2010 between D3 Technologies, Inc., a wholly owned subsidiary of the Registrant and Richard L. Johnson, previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed October 21, 2010 and incorporated herein by reference.

10.35+
First Amendment to Employment Agreement dated effective December 31, 2011 between the D3 Technologies, Inc., a wholly owned subsidiary of the Registrant and Richard L. Johnson, previously filed as Exhibit 10.4 to the Registrant’s Form 8-K filed February 28, 2911 and incorporated herein by reference.

10.36+
Second Amendment to Employment Agreement dated as of February 22, 2011 between D3 Technologies, Inc., a wholly owned subsidiary of Registrant, and Richard L. Johnson previously filed as Exhibit 10.5 to the Registrant’s Form 8-K filed February 28, 2011 and incorporated herein by reference.

10.37
Lease Agreement dated June 16, 2009 between Integrated Holdings, LLC and Integrated Technologies, Inc. for the premises located at 1910 Merrill Creek Parkway, Everett, WA 98203 and filed as Exhibit 10.2 of the Registrant’s Form 10-Q filed May 11, 2009 and incorporated herein by reference.

14	Code of Business Conduct and Ethics, filed as Exhibit 14.1 to the Registrant’s Form 10-K/A for the fiscal year ended December 31, 2003 filed May 6, 2004 and incorporated herein by reference.

21.1	List of Subsidiaries of the Registrant filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP filed herewith.

23.2	Consent of BDO USA, LLP (formerly known as BDO Seidman, LLP) filed herewith.

31.1	Rule 13a-14(a) Certification of Ronald S. Saks, Chief Executive Officer filed herewith.

31.2	Rule 13a-14(a) Certification of Lawrence E. Dickinson, Chief Financial Officer filed herewith.

32	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 filed herewith.

+	Management contract or compensatory plan or arrangement required to be filed as exhibit to this report.

*
The Company has received confidential treatment of the redacted portions of this exhibit pursuant to Rule  24b-2, under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.