Form 10-K/A
period 2010-12-31
LMI AEROSPACE INC
filed 2011-05-02
CIK 1059562

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

Registrant’s telephone number, including area code: (636) 946-6525

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
☐Yes           ☑No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2010, was $139,112,737.

There were 11,802,257 shares of common stock outstanding as of March 4, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Annual Report on Form 10-K/A is to amend Part III, Items 10 through 14 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 of LMI Aerospace, Inc. (the “Company”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2011 (the “Original Filing”), to include information previously omitted from the Original Filing in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement that involves the election of directors filed with the SEC within 120 days after the end of the fiscal year. The Company’s definitive proxy statement will not be filed within such period of time. The reference on the Original Filing to the incorporation by reference of the Company’s definitive proxy statement into Part III of the Annual Report on Form 10-K is hereby deleted.

In addition, as required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Annual Report on Form 10-K/A under Item 15 of Part IV hereof.

For purposes of this Annual Report on Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Items 10 through 14 and 15(a)(3) of our Original Filing have been amended and restated in their entirety. Except as stated herein, this Annual Report on Form 10-K/A does not reflect events occurring after the filing of the Original Filing, and no attempt has been made in this Annual Report on Form 10-K/A to modify or update other disclosures as presented in the Original Filing. Accordingly, this Annual Report on Form 10-K/A should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Original Filing.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth for each director, such director’s age, principal occupation for at least the last five years, present position with the Company, qualifications to serve on the Board of Directors, the year in which such director was first elected or appointed a director (each serving continuously since first elected or appointed), directorships with other companies whose securities are registered with the Securities and Exchange Commission, and the class of such director.  There were no material changes in 2010 to the procedures by which the Company’s shareholders may recommend nominees to the Company’s Board of Directors.

Class I:  To serve as Director until the 2011 Annual Meeting of Shareholders

Name	Age	Principal Occupation	Service as Director Since

Sanford S. Neuman	75
Mr. Neuman has served as a Director and Assistant Secretary of the Company since 1984.  Mr. Neuman is Chairman of the law firm, Gallop, Johnson & Neuman, L.C. and was the Managing Member of Gallop, Johnson & Neuman, L.C. from May 2000 until he was elected Chairman on March 31, 2005. He has been a Member of Gallop, Johnson & Neuman, L.C. for more than thirty years.  Mr. Neuman’s legal background, together with his leadership role in the management of a major St. Louis law firm and his long association with the Company, give him valuable insight into the Board’s supervisory responsibilities of management and corporate governance matters, including legal and regulatory compliance. Such background and experience are particularly relevant to Mr. Neuman’s service as Chair of the Corporate Governance and Nominating Committee (the “G&N Committee”).
			1984

John S. Eulich	60
Mr. Eulich was elected as a Director of the Company on August 22, 2005. Mr. Eulich has also served on the Board of Directors of Enterprise Financial Services Corp. since March 11, 2010. He has served as the President and Chief Executive Officer of INDEECO (Industrial Engineering and Equipment Company, Inc.), a privately held manufacturer of electric heaters and controls, since November 2, 2005. Mr. Eulich’s extensive executive experience, especially in manufacturing, finance, marketing and human resources, is particularly relevant to his service as Chair of the Compensation Committee and as a member of the Audit Committee.
			2005

Judith W. Northup	60
Ms. Northup was appointed to serve as a director of the Company on May 2, 2006.  Ms. Northup served as an executive officer of Vought Aircraft Industries, Inc., a large aircraft manufacturer and assembler, from 1997 until her retirement on March 1, 2006.  Ms. Northup is a member of the board of directors and the compensation and nominating committee of Exostar, a provider of secure collaboration and integrated supply-chain solutions to the aerospace and defense industries. Her extensive executive experience in the aerospace and defense industries, including operational experience, particularly in manufacturing, supply-chain management, human resources and corporate governance, provides valuable and relevant insight into the Company’s business operations and long-term strategic goals and business plans and is particularly relevant to her service as a member of the Audit Committee and the CG&N Committee.
			2006

Class III:  To continue to serve as Director until 2013

Name	Age	Principal Occupation	Service as Director Since

Ronald S. Saks	67	Mr. Saks has served as our Chief Executive Officer since 1984 and served as our President from 1984 to 2006. His financial and managerial background, together with his leadership role with the Company since 1984, provides Mr. Saks with valuable insights into the Company’s operations, challenges and opportunities.	1984

Joseph Burstein	83	Mr. Burstein has served as Chairman of the Board of Directors of the Company since 1984. Mr. Burstein has extensive entrepreneurial and managerial experience, including an executive role in the Company, providing valuable insight in long-term strategic planning, the operations of the Company and supervision of management in implementing corporate policy and goals. Such background and experience is particularly relevant to his service on the Compensation Committee and the CG&N Committee.	1984

Class II:  To continue to serve as Director until 2012

Name	Age	Principal Occupation	Service as Director Since

Thomas G. Unger	62	Since early 1998, Mr. Unger has been a director of Fife Fabrication, Inc., a manufacturer of sheet metal parts and assemblies. His extensive executive and financial experience, particularly in the manufacturing of sheet metal parts and assemblies, provides Mr. Unger with a broad understanding of the Company’s business and is particularly relevant to his service as the lead director and as a member of the Audit Committee and the Compensation Committee.	1999

Name	Age	Principal Occupation	Service as Director Since

John M. Roeder	68
Mr. Roeder has acted as a financial consultant since 1999. Mr. Roeder was formerly the Director in Residence at The Institute for Excellence in Corporate Governance of The University of Texas at Dallas – School of Management and a member of the board of directors and the audit committee of Fiduciary/Claymore MLP Opportunity Fund (a Guggenheim fund), which is traded on the New York Stock Exchange.  From 2005 through 2008, Mr. Roeder was a member of the board of directors and the audit committee for Fiduciary/Claymore Dynamic Equity Fund, which was traded on the New York Stock Exchange. His extensive experience in, among other things, corporate finance, accounting, and strategic planning is particularly relevant to his service as Chair of the Audit Committee.
			2003

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

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, the Company’s directors and persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the SEC.  Such individuals are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms furnished to the Company or written representations that no reports were required to be filed, the Company believes that each of its executive officers, directors and greater than 10% beneficial owners, except John M. Roeder, Thomas G. Unger, John S. Eulich and Joseph Burstein (each of whom failed to timely file one Form 4 that reported one grant of restricted stock), complied with all Section 16(a) filing requirements applicable to them with respect to transactions during the 2010 fiscal year.

Code of Business Conduct and Ethics

All directors, officers and employees of the Company, including its Chief Executive Officer and its Chief Financial Officer, are required to comply with the Company’s Code of Business Conduct and Ethics to ensure that the Company’s business is conducted in a legal and ethical manner.  The Code of Business Conduct and Ethics covers all areas of business conduct, including employment policies and practices, conflicts of interest and the protection of confidential information, and requires strict adherence to all laws and regulations applicable to the conduct of our business.  Directors, officers and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of our Code of Business Conduct and Ethics.  The CG&N Committee oversees and advises management with respect to management’s implementation of the Code of Business Conduct and Ethics and makes recommendations to the Board of Directors for any changes, amendments and modifications. The Company, through the Audit Committee, has procedures in place to receive, retain and treat complaints received regarding accounting, internal accounting control or auditing matters and to allow for the confidential and anonymous submission of concerns regarding questionable accounting or auditing matters.  The Company’s Code of Business Conduct and Ethics can be found on its website, http://www.lmiaerospace.com, and can be obtained free of charge by written request to the attention of the Secretary of the Company at 411 Fountain Lakes Blvd., St. Charles, Missouri 63301 or by telephone at (636) 946-6525.

INFORMATION CONCERNING THE BOARD OF DIRECTORS AND COMMITTEES

Board Leadership Structure

The Board of Directors is committed to effective and independent oversight of management and effective corporate governance.  The Board leadership structure promotes effective governance through an independent Chairman of the Board and a separate designated independent Lead Director of the Board as well as through committee composition and structure.

The Board believes that strong, independent leadership and oversight of management are the best means of achieving an effective Board of Directors.  Accordingly, our leadership structure separates the roles of the Chief Executive Officer and the Chairman of the Board and includes a separate Lead Director.  Both the Chairman of the Board and the Lead Director are independent directors.  The primary role of our Chairman of the Board is to preside at all meetings of the Board at which the Chairman is physically present.  In his or her absence, the Lead Director presides at Board meetings.  It is the role of the Lead Director to approve the agenda for all Board meetings and to set the agenda for and lead sessions of the independent directors as well as certain discussions of the Board of Directors.  The Lead Director has the authority to call executive sessions of the independent directors and serves as liaison between the independent directors and the Chief Executive Officer.

Board Oversight of Risk

The goal of the Company’s risk management function is to identify, analyze and manage material risk inherent in the implementation of the Company’s business plan and strategy.  Management is responsible for the identification and management of risks while it is the directors’ responsibility to oversee management’s risk management activities and hold management accountable.

The Board oversees an overall enterprise approach to risk management that supports the operational and strategic objectives of the Company.  The Board delegates oversight of certain considerations of risk to its committees within each of their respective areas of responsibility.  Financial risk oversight falls within the purview of the Audit Committee; compensation and benefit risks are under the oversight of the Compensation Committee; and governance matters, including the implementation of and compliance with the Company’s Code of Business Conduct and Ethics and the review and approval of related person transactions, are under the oversight of the CG&N Committee.

Management is responsible for day-to-day risk management.  Management provides information to the Board in its presentations and other communications at least quarterly, at regularly scheduled Board meetings, or more frequently, if circumstances warrant.  The Company’s Risk Management Policy requires a discussion of risks identified by management as being relevant to any report being given to, or any matter being considered by, the Board for action thereon.  A current copy of such policy can be obtained free of charge by written request to the attention of the Secretary of the Company at 411 Fountain Lakes Blvd., St. Charles, Missouri 63301 or by telephone at (636) 946-6525.

Determination of Director Independence

Rules of The NASDAQ Stock Market LLC require that a majority of the Board of Directors be “independent,” as defined in NASDAQ Listing Rule 5605(a)(2).  Under the NASDAQ rules, the Board of Directors must make an affirmative determination that a director is independent by determining that the director has no relationships that, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The Board of Directors has reviewed the independence of its directors under the NASDAQ rules.  During this review, the Board of Directors considered transactions and relationships between each director, or any member of his or her family, and the Company.  Consistent with the review and recommendation of the CG&N Committee, the Board of Directors has determined that Messrs. Unger, Burstein, Eulich, Roeder and Neuman and Ms. Northup are independent under NASDAQ Listing Rule 5605(a)(2).

Board of Directors and Committee Meetings; Annual Meetings; Corporate Governance

The Board of Directors meets throughout the year on a set schedule and holds special meetings and acts by written consent from time to time as appropriate.  Regularly scheduled meetings include sessions for the independent directors to meet without management present, and the Lead Director chairs these sessions.  During 2010, six meetings of the Board of Directors were held. Each director attended in person or by phone 75% or more of the aggregate of the total number of meetings of the Board of Directors held during the 2010 fiscal year. Each director attended in person or by phone 75% or more of the aggregate of the total number of meetings held during the period by all committees of the Board of Directors on which he or she served during that portion of the 2010 fiscal year.

The Company has no policy with regard to directors’ attendance at annual meetings of its shareholders; however, all of the Company’s directors attended the 2010 annual shareholders’ meeting, either in person or by telephone.

The Board of Directors has three standing committees, the Audit Committee, the Compensation Committee and the CG&N Committee.  The Board of Directors has adopted a written charter for each committee.  A current copy of each such charter is available on the Company’s website, http://www.lmiaerospace.com and can be obtained free of charge by written request to the attention of the Secretary of the Company at 411 Fountain Lakes Blvd., St. Charles, Missouri 63301 or by telephone at (636) 946-6525.

Audit Committee

The Board of Directors has established an Audit Committee within the meaning of Section 3(a)(58)(A) of the Exchange Act.  The Audit Committee is currently comprised of Messrs. Roeder (Chair), Unger and Eulich and Ms. Northup.  The Board of Directors has determined that each member of the Audit Committee is independent under the standards of Rule 10A-3 of the Exchange Act and the requirements of The Nasdaq Stock Market Marketplace Rule 5605(c)(2).  In addition, the Board of Directors has determined that Mr. Roeder is qualified as an “audit committee financial expert” as that term is defined in the rules of the Securities and Exchange Commission.

The Audit Committee evaluates significant matters relating to the audit and internal controls of the Company, including selecting and appointing the Company’s independent registered public accounting firm and reviewing the scope and results of the audits conducted by such firm, and performs other functions or duties provided in the Audit Committee Charter.  During the 2010 fiscal year, the Audit Committee held five meetings.  The Audit Committee has adopted a complaint monitoring procedure to enable confidential and anonymous reporting to designated Company employees, who then report such information to the Audit Committee, of concerns regarding, among other things, questionable accounting or auditing matters.

Compensation Committee

The Compensation Committee is currently comprised of Messrs. Eulich (Chair), Unger and Burstein.  The Board of Directors has determined that each member of the Compensation Committee is independent in accordance with the NASDAQ independence standards, is a non-employee director within the meaning of Rule 16b-3 under the Exchange Act and is an outside director within the meaning of Section 162(m) of the Internal Revenue Code. The Compensation Committee reviews the Company’s remuneration policies and practices, including executive compensation, and administers the Company’s share-based compensation plans.  During the 2010 fiscal year, the Compensation Committee held six meetings.

CG&N Committee

The CG&N Committee is currently comprised of Messrs. Neuman (Chair) and Burstein and Ms. Northup, each of whom is independent in accordance with NASDAQ’s standards.  During the 2010 fiscal year, the CG&N Committee held four meetings.

The primary responsibilities of the CG&N Committee in fulfilling its oversight of the Company’s governance and nominating principles and procedures include:

•	the periodic review of the Company’s Corporate Governance Principles, which are discussed below, and the making of any recommendations to the Board of Directors for changes thereto;

•	the monitoring for compliance with the Company’s Corporate Governance Principles;

•
the review, at least annually, of the size, structure, independence and membership of the Board of Directors and its committees to assure that the proper skills, independence and experience are represented on the Board of Directors and its committees;

•	the evaluation of proposed nominees for election to the Board of Directors, including nominees recommended by shareholders;

•	the oversight of and advice to management with respect to the implementation of conflicts of interest and ethics policies; and

•	the review of succession plans relating to positions held by elected corporate officers, including the Chief Executive Officer.

In considering candidates for Board of Directors membership, the CG&N Committee evaluates recommendations from members of the Board of Directors, management and shareholders in accordance with the procedures described above in “Information About the Nominees and Current Directors – Director Qualifications.”  The CG&N Committee will give appropriate consideration to written recommendations from shareholders regarding the nomination of qualified persons to serve as directors of the Company, provided that such recommendations contain sufficient information regarding proposed nominees so as to permit the CG&N Committee to properly evaluate each nominee’s qualifications to serve as a director under substantially the same procedures as are applied to other candidates.  Nominations must be addressed to the Secretary of the Company at 411 Fountain Lakes Blvd., St. Charles, Missouri 63301.

Director Qualifications

Pursuant to its charter, the CG&N Committee considers the knowledge, experience, integrity and judgment of possible candidates for nomination as a director; their potential contribution to the Board’s diversity of backgrounds, experience and competencies; and their ability to devote sufficient time and effort to their duties as directors.  The Company does not have a formal diversity policy, but the CG&N Committee considers diversity in the process of considering candidates for nomination as a director and monitors the consideration of diversity through the annual self-evaluation process.

The CG&N Committee reviews, at least annually, the size, structure, independence and membership of the Board of Directors and its committees to assure that the proper skills, independence and experience are represented on the Board and its committees.  In conducting its review, the Committee considers the contributions of existing directors and the overall needs of the Company and regularly determines whether, in the aggregate, the directors satisfy the Company’s Corporate Governance Principles, a set of guidelines adopted by the Board of Directors regarding, among other things, director qualifications and responsibilities.  These principles establish certain characteristics, experience and skill requirements for potential candidates for the Board of Directors, including, but not limited to, a candidate’s personal and business ethics, financial literacy, business experience, demonstrated record of achievement and other directorships.  The Company’s Corporate Governance Principles are available on its website at http://www.lmiaerospace.com, and can be obtained free of charge by written request to the attention of the Secretary of the Company at 411 Fountain Lakes Blvd., St. Charles, Missouri 63301 or by telephone at (636) 946-6525.

Potential new candidates are evaluated by the CG&N Committee through personal interviews and a thorough review of such criteria.  In general, it is expected that each director of the Company will have the highest personal and professional ethics, integrity and values and will consistently exercise sound and objective business judgment.  In addition, it is expected that the Board of Directors as a whole will be made up of individuals with significant senior management and leadership experience, a long-term and strategic perspective and the ability to advance constructive debate.

Among other criteria, the experience set deemed necessary for the Board of Directors as a whole includes financial and managerial expertise, experience with manufacturing operations, an understanding of the aerospace and defense industries, knowledge of strategic planning, familiarity with legal, corporate, governmental and regulatory issues, experience as a director of other public companies, independence and diversity, whether in experience and background or based on race, gender or national origin.

Equity or Other Security Ownership Requirements or Guidelines

The Board of Directors established a guideline with respect to share ownership by our directors.  This guideline provides that, effective for fiscal year 2009, directors are expected to own at least 5,000 shares of our common stock, which ownership may be phased in over a five-year period commencing on the later of (a) the 2009 Annual Meeting or (b) the date upon which the director in question is first elected or appointed to the Board of Directors.  All of our current directors meet this guideline.  The guideline is not applicable to executive officers.

ITEM 11.  EXECUTIVE COMPENSATION.

The following discussion analyzes compensation for 2010, as well as the 2011 objectives, for our named executive officers.  Our named executive officers, who are determined based on total compensation calculated under SEC regulations, consist of the following persons:

•	Ronald S. Saks, Chief Executive Officer;
•	Lawrence E. Dickinson, Vice President and Chief Financial Officer;
•	Robert T. Grah, Chief Operating Officer of the Aerostructures segment;
•	Cynthia G. Maness, Vice President of Human Resources and Organizational Development; and
•	Michael J. Biffignani, Chief Information Officer.

Compensation Discussion and Analysis

Executive Compensation Objectives and Philosophy

We believe that our compensation structure rewards our named executive officers at a level that promotes the Company’s short-term financial and operational performance as well as its long-term strategic business plan.  It is based on a pay for performance philosophy that recognizes the individual contributions of our executives to the Company’s financial and operational performance and aligns their interests with the interests of our shareholders.

We believe that establishing and fairly implementing a comprehensive executive compensation program is critical to attracting and retaining talented and dedicated management.  Accordingly, our overall compensation philosophy also includes providing compensation and benefits that enable us to attract, retain and motivate highly skilled people who work together as a team to achieve our financial and strategic business objectives.

In furtherance of our compensation philosophy, our executive compensation program is designed to:

•	provide fair and reasonable compensation that meets the competitive environment for executive talent;
•	help motivate the members of our executive team to achieve excellent performance on both a short-term and a long-term basis; and
•	align the interests of our executive team members with those of our shareholders in order to promote the long-term success of the Company.

Executive Summary of Compensation Structure

To meet our executive compensation objectives, we have created a balance of cash and stock-based remuneration through (a) a fair and competitive base salary and annual cash incentive bonuses payable in connection with achieving short-term annual performance goals and (b) awards of restricted stock, which are typically subject to long-term time-based vesting provisions to reward the long-term performance and loyalty of our executives.

At the beginning of 2011, the Company executed new three-year employment agreements with the executive officers identified in the summary compensation table, whom we refer to as our named executive officers.  The compensation in these new agreements reflects the following:

•
A 3.0% to 4.8% increase in the annual base salaries except with respect to Robert T. Grah, whose salary increase also reflects his promotion to the position of Chief Operating Officer of the Aerostructures segment.  These modest increases reflect the Company’s (a) recognition of our named executive officers’ dedicated efforts to ensure the success of the Company in the face of a global recession, consistent with the increase in the Company’s net income in 2010 over 2009, (b) emphasis on pay for performance and (c) attempts to maintain internal equity with respect to  compensation throughout the ranks of its employees by aligning the increases in the named executive officers’ base salaries with the expected increases in its other employees’ base salaries.

•
The closer alignment of the annual incentive cash bonus with the performance of the Company as a whole, except with respect to Mr. Grah, who, as the Chief Operating Officer of the Aerostructures segment, has limited opportunities to impact the financial performance of the Engineering Services segment.  We believe that this structure incentivizes the named executive officers to increase collaboration, communication and customer service throughout the Company and to unify the Company’s business approach and strategy across both segments.

•
The addition of another level of bonus that is calculated based on the amount by which the Company’s annual consolidated net operating income exceeds the budgeted net operating income, thereby encouraging the named executive officers to maximize the Company’s income.

Compensation and Risk

We believe that our compensation program also discourages all of our employees from taking risks to achieve short-term benefits at the expense of long-term performance goals because our compensation program:

•	Provides a mix of guaranteed compensation and incentive-based compensation;
•	Strikes a balance between the use of short-term incentives and longer-term incentives;
•	Uses incentives that are consistent with our short-term and longer-term strategic initiatives;

•	Bases bonus payments on the performance of the Company as a whole as well as individual business segments when appropriate;
•	Uses multi-year time vesting with respect to restricted stock awards, which requires long-term commitment on the part of our employees;
•	Was developed and approved by, and is monitored by, our Compensation Committee; and
•	Includes a compensation recovery (clawback) policy.

Compensation Committee Process

The Compensation Committee of our Board of Directors generally administers our compensation programs, including our equity incentive program, and approves our executive officers’ compensation.  It has the authority to retain outside counsel and such other experts or consultants as it deems necessary to discharge its duties.  Our Board of Directors appoints the members of the Compensation Committee, which currently consists of Messrs. John S. Eulich, its Chair, Joseph Burstein and Thomas G. Unger, all of whom are independent directors.  The duties, responsibilities and authority of the Compensation Committee are prescribed in the Compensation Committee Charter.  The Compensation Committee Charter is reviewed periodically and revised by the Board of Directors as appropriate. Our Compensation Committee Charter can be found on our website at http://www.lmiaerospace.com.

While all decisions regarding executive compensation are ultimately made by our Compensation Committee, in practice, the Compensation Committee generally relies heavily on the recommendations of the Chief Executive Officer with respect to all of our executive officers, other than the Chief Executive Officer himself.  In particular, the Compensation Committee relies on the Chief Executive Officer’s assessment of each executive officer’s individual performance measured by the officer’s contributions to the achievement of our strategic and financial objectives as well as his or her level of responsibility and level of specialized experience and knowledge.

Determinations by our Compensation Committee are not made in accordance with strict formulas that measure weighted qualitative and quantitative factors.  Rather, such determinations are more subjective in nature and take into account not only the recommendations of our Chief Executive Officer based on the criteria described above but also such other factors deemed relevant by the Compensation Committee to blend competitive ranges with our own internal policies and practices, including internal equity, responsibilities relative to other executives, additional duties undertaken and potential for advancement.  While the Compensation Committee has not engaged an independent compensation consultant in the past, it could decide to do so in the future. The use by our Compensation Committee of other outside resources and references, such as industry benchmarks, has historically been somewhat limited.

Employment Agreements

The Company has entered into a written employment agreement with each of our named executive officers.  The Company has also entered into written employment agreements with other key personnel in an effort to retain such personnel.

Our named executive officers entered into new three-year employment agreements with terms that began on January 1, 2011 and expire on January 1, 2014.  This three-year term allows the Compensation Committee to align the annual base salary and incentive cash bonus elements of executive compensation with the long-term equity-based compensation element of executive compensation.

Each named executive officer’s employment agreement establishes, among other terms, (a) his or her base salary and the annual increases in his or her base salary, (b) his or her applicable performance goals for purposes of determining whether an annual cash incentive bonus has been earned and the formula for determining the amount of such bonus and (c) the circumstances under which severance is payable to him or her upon the termination of his or her employment and the terms of such severance.

Elements of our Executive Compensation Program

Our executive compensation program consists of three basic elements, namely base salary, annual incentive cash bonus and long-term incentive equity-based compensation.  Consistent with our executive compensation objectives and philosophy, we have structured each element of our compensation package as set forth below.  Each element of compensation is designed to achieve a specific purpose and to contribute to a total package that is competitive, appropriately performance-based and valued by our executives.  There is no pre-determined policy or target for allocating among these three components.

Base Salary

Base salaries for our named executive officers are designed to provide competitive compensation to each executive based on position, scope of responsibility, business and leadership experience and performance. We seek to keep a relative balance between the range of base salaries for our named executive officers and that of our plant general managers, based primarily on the overall responsibility of a corporate executive in relation to the responsibility of a plant general manager for one operating unit.  A relative balance is also maintained among the members of our executive management team with the difference in base salaries being within a relatively narrow range.

The new employment agreement of each named executive officer reflects a 3% annual increase in each named executive officer’s base salary for 2012 and 2013.  These scheduled increases reflect the expected average base salary increase throughout the ranks of our employees and were intended to align the increases in the named executive officers’ base salaries with the expected increases in our other employees’ base salaries. Under certain circumstances, the Compensation Committee may approve, subject to the consent of the named executive officer, an increase or decrease in a named executive officer’s base salary in response to circumstances that warrant such a change.

In 2010, the base salaries actually paid to our named executive officers were as follows, reflecting the increases specified below over the base salaries actually paid in 2009:

Named Executive Officer	2009 Salary	2010 Salary	Increase
Ronald S. Saks (1)	$302,041	$319,300	5.7%
Lawrence E. Dickinson	$222,003	$228,565	3.0%
Robert T. Grah	$244,060	$251,265	3.0%
Cynthia G. Maness	$204,496	$210,813	3.1%
Michael J. Biffignani	$200,008	$206,008	3.0%
_______________________

(1)
To align the base salary of the Chief Executive Officer with the base salary of James McQueeney in connection with his employment with the Company as its President and Chief Operating Officer, effective as of July 1, 2009, Mr. Saks’s base salary for 2009 was raised from $294,081 to $310,000 and an increase of 3.0% was approved effective as of January 1, 2010.  Mr. McQueeney resigned from the Company on January 17, 2010.

Except with respect to the increases in Mr. Saks’s salary effective as of July 1, 2009 and January 1, 2010 noted in footnote (1) above, all of the increases in the base salary paid in 2010 were required by the terms of the named executive officers’ employment agreements.

In 2011, the base salaries actually paid to our named executive officers are expected to be as follows, reflecting the increases specified below over the base salaries actually paid in 2010:

Named Executive Officer	2010 Salary	2011 Salary	Increase
Ronald S. Saks	$319,300	$328,879	3.0%
Lawrence E. Dickinson (1)	$228,565	$238,722	4.4%
Robert T. Grah (2)	$251,265	$282,000	12.2%
Cynthia G. Maness (3)	$210,813	$220,937	4.8%
Michael J. Biffignani	$206,008	$212,188	3.0%
_______________________

(1)	Mr. Dickinson’s annual base salary was increased 4.4% effective as of January 1, 2011 in order to compensate him for the cost of life insurance previously paid by the Company.

(2)	Mr. Grah’s annual base salary was increased 12.2% effective as of January 1, 2011 in recognition of Mr. Grah’s promotion to the position of Chief Operating Officer of the Aerostructures segment.

(3)	Ms. Maness’s annual base salary was increased 4.8% effective as of January 1, 2011 in order to compensate her for the cost of life insurance previously paid by the Company.

Annual Incentive Cash Bonus

 We use our annual incentive cash bonus program, as set forth in the named executive officers’ employment agreements, to provide our named executive officers with short-term incentives in furtherance of our compensation goals and objectives.  This bonus program is tied to a pre-established operating performance goal rather than appreciation in share value. We believe that this approach encourages our named executive officers’ team effort to maximize total performance.  The Compensation Committee believes that a performance goal reflecting financial results based on direct financial performance most appropriately incentivizes management for both short-term and long-term results.  The performance goals were initially established by the Compensation Committee and are set forth in each named executive officer’s employment agreement.

There is no cap on the amount of bonus that can be earned by each named executive officer under his or her employment agreements, but the intent of the annual cash bonus provisions of each employment agreement, based upon budgeted annual income from operations for the year in question, is to provide an annual cash bonus that is roughly equivalent to 15% to 25% of the named executive officer’s salary.

2010 Bonuses

The Board of Directors adopts an operating budget for the Company each year, after receiving and considering input and recommendations from the Company’s management.  Each year’s annual budget reflects the Company’s expectations for annual income from operations for the Company as a whole and for each of the Aerostructures segment and the Engineering Services segment, based on expectations of revenues and operating margins for each segment.

Each named executive officer (except Mr. Saks) is entitled to an annual cash incentive bonus if a minimum threshold of 60% of budgeted annual income from operations for the Aerostructures segment is met.  Mr. Saks is entitled to an annual cash incentive bonus if a minimum threshold of 60% of budgeted annual income from operations for the Company is met.  In establishing these thresholds, the Compensation Committee attempted to set goals that would help the executive officers to focus their efforts in a manner that best promoted the overall success and growth of the Company.   In 2010, with respect to Messrs. Dickinson, Grah and Biffignani and Ms. Maness, the budgeted amount of income from operations for the Aerostructures segment was $18.1 million, and the minimum threshold was $10.9 million.  With respect to Mr. Saks, the combined budgeted amount of income from operations of the Company was $23.2 million, and the minimum threshold was $13.9 million.

If the applicable minimum threshold was achieved, the employment agreements provided that each named executive officer earned a cash bonus equal to 5% of his or her base salary, plus a percentage (as described in the table below) of the amount by which the applicable annual income from operations for the subject year exceeded the minimum threshold, plus, in the case of Mr. Saks, a percentage of the amount by which the applicable annual income from operations for the subject year exceeds the budgeted amount.

In 2010, all of the applicable minimum thresholds were exceeded, resulting in each named executive officer receiving the bonus described below:

Named Executive Officer	Bonus as a Percentage of Base Salary	Additional Bonus as a Percentage of Excess over Threshold Amount (1)	2010 Cash Bonus	Total 2010 Bonus as a Percentage of Base Salary Paid in 2010
Ronald S. Saks Chief Executive Officer	5%	0.65% for amounts exceeding threshold but not the budget and 1.00% for amounts exceeding the budget	$55,662	17.43%
Lawrence E. Dickinson Vice President and Chief Financial Officer	5%	0.40%	$26,594	11.64%
Robert T. Grah Chief Operating Officer of the Aerostructures Segment	5%	0.50%	$31,521	12.54%
Cynthia G. Maness, Vice President of Human Resources and Organizational Development	5%	0.35%	$23,812	11.30%
Michael J. Biffignani Chief Information Officer	5%	0.35%	$23,571	11.44%
_______________________
(1)
As described above, the total bonus for each executive consists of two components: (a) 5% of the executive’s base salary if the minimum threshold is achieved, plus (b) the applicable percentage of the annual income from operations of the Company (in the case of Mr. Saks) or the Aerostructures segment (in the case of Messrs. Dickinson, Grah and Biffignani and Ms. Maness) in excess of the applicable threshold.  The individual thresholds are described above.

2011 Bonuses

The term of the employment agreements of the Company’s named executive officers terminated January 1, 2011.  As part of the process of negotiating new employment agreements with the Company’s executive officers, the Compensation Committee reviewed the annual incentive cash bonus structure and the performance goals applicable to each named executive officer.  The Compensation Committee determined that, in order to encourage the ongoing integration of D3 Technologies, Inc. with the Aerostructures segment, the performance goals should be more universally based on the performance of the Company as a whole except with respect to Mr. Grah, whose position as the Chief Operating Officer of the Aerostructures segment offers him limited opportunities for influencing the financial performance of the Engineering Services segment.  The Compensation Committee also decided to include an additional bonus for exceeding budgeted performance in an effort to encourage and reward exceptional financial performance.

As a result, effective as of January 1, 2011, the employment agreement of each named executive officer provides for an annual performance bonus calculated as follows:

•
5% of the named executive officer’s base salary if the annual net operating income of the Company (in the case of Messrs. Saks, Dickinson and Biffignani and Ms. Maness) or the Aerostructures segment (in the case of Mr. Grah) exceeds 60% of the budgeted net annual operating income of the Company or the Aerostructures segment, as applicable;

•
5% of the named executive officer’s base salary if the annual net operating income of the Company (in the case of Messrs. Saks, Dickinson and Biffignani and Ms. Maness) or the Aerostructures segment (in the case of Mr. Grah) exceeds 100% of the budgeted net annual operating income of the Company or the Aerostructures segment, as applicable; and

•
A percentage of the annual consolidated net operating income of the Company if it exceeds 60% of the budgeted net annual operating income of the Company, as follows: Mr. Saks – 0.231%, Mr. Dickinson – 0.132%, Mr. Grah – 0.170%, Ms. Maness – 0.121% and Mr. Biffignani – 0.110%.

Additional Discretionary Bonuses

The Compensation Committee also has the authority to award additional discretionary cash bonuses under the 2005 Long-Term Incentive Plan based on extraordinary performance or circumstances.  Such cash bonus awards are not, however, common, and no such bonuses were made in 2010 or 2011 to named executive officers.

Long-Term Incentive Compensation

The long-term incentive awards for our named executive officers are made under our 2005 Long-Term Incentive Plan (the “Plan”) under which the Compensation Committee may, among other things, grant or award stock options, shares of restricted stock, restricted stock units and other stock-based or cash awards, subject to certain limitations and restrictions as set forth in the plan.  Our use of stock-based awards for our executive officers is the primary means by which we provide our named executive officers a long-term incentive that becomes more valuable to the executive to the extent our share value increases, thereby aligning each executive’s interest with the interest of our shareholders.

The annual grants under the plan to our executive officers primarily consist of grants of restricted stock awards.  Prior to 2005, we granted stock options that generally vested over a number of years.  Since such time, no stock options have been granted.  We believe that utilization of restricted stock awards provides long-term incentives comparable to the use of stock options while also offering the advantage of reduced market risk to the executive and reduced potential dilution of outstanding shares compared to utilization of an option having the same fair value on the date of grant.  Moreover, the Company’s expense for the issuance of restricted stock, which is fixed at the market value on the day of grant, is spread over the vesting period while the expense for stock options involves the use of theoretical assumptions to create a hypothetical value and expense for the options. However, the Company may issue stock options in the future if it determines that circumstances have become more beneficial to do so.

2010 Grants of Restricted Stock

In February 2010, the Compensation Committee awarded shares of restricted stock to certain executive officers.  In determining the number of shares of restricted stock to be awarded to executive officers in 2010, the Compensation Committee evaluated (a) each executive officer’s job responsibility, past performance and anticipated future contributions, (b) the value of the grant and potential appreciation to the executive officer in relation to the other elements of his or her total compensation, (c) corporate performance and (d) the executive officer’s existing vested and unvested equity holdings.  The Compensation Committee awarded 5,000 shares of restricted stock to each of Messrs. Grah and Dickinson and Ms. Maness and 3,000 shares of restricted stock to Mr. Biffignani in February 2010.  The aggregate grant date fair value of restricted stock of our named executive officers for the 2010 fiscal year were $65,100, $65,100, $65,100 and $39,060, respectively, which are reported below in the Stock Awards column of the Summary Compensation Table.  The shares awarded to the named executive officers for the 2010 fiscal year vest according to a three-year cliff vesting schedule.  No other named executive officers received grants of shares of restricted stock in 2010.

Based primarily on discussions with our Chief Executive Officer and taking into account his significant ownership of our common stock, the Compensation Committee has determined that grants or awards of equity-based compensation to our Chief Executive Officer would not serve the primary purpose of these grants or awards of providing him long-term incentives.  Accordingly, our Chief Executive Officer has not received stock options or shares of restricted stock in the past and did not receive any in 2010.  Our Chief Executive Officer has indicated his concurrence with this determination by the Compensation Committee.

2011 Grants of Restricted Stock

In January 2011, the Compensation Committee awarded additional shares of restricted stock to management as a means of providing additional incentive and serving as a retention mechanism for key employees in view of the current economic environment and the uncertainty within the aerospace industry, which present unique challenges to the Company’s achievement of its business plan for 2011 and beyond.  Such awards included an award of 3,000 shares of restricted stock to Mr. Grah, 2,500 shares of restricted stock to each of Mr. Dickinson and Ms. Maness, and 2,000 shares of restricted stock to Mr. Biffignani.  No other named executive officers have received grants of shares of restricted stock in 2011.

Additional Grants of Restricted Stock

In addition to the annual grants of restricted stock typically made by the Company, under the Plan, equity grants may also be made to new executive officers upon the commencement of their employment and, on occasion, to executive officers in connection with a significant change in job responsibility, extraordinary performance or other reasons.  No named executive officers received such grants in 2010.

Benefit Programs and Executive Perquisites

In addition to the three basic elements of our executive compensation program described above, our executives participate in other benefit programs, such as group term life and health benefits, disability programs, tuition reimbursement and our Profit Sharing and 401(k) Plan, all of which are available to all of our full-time employees.

Historically, we have not offered perquisites to our executive officers other than the use of a Company furnished automobile or an automobile allowance in lieu thereof.

Change in Control and Severance Practices

Under the 2005 Long-Term Incentive Plan, stock-based compensation vests immediately in the event of a change in control of the Company.  In addition, the employment agreement of each of our named executive officers provides for the payment of severance if such executive’s employment is terminated in connection with a change in control of the Company.  If the executive’s employment terminates in connection with a change in control, the amount of severance is typically based on whether the termination of the named executive officer’s employment was involuntary or for good reason and on the executive’s length of service to the Company.

An executive may also be entitled to severance under his or her employment agreement if his or her employment terminates outside of the context of a change in control, depending on the reason for the termination.  The amount of severance eligibility varies depending on the length of service.  For additional information regarding the payment of severance in connection with changes in control and otherwise, please see the section below entitled “Compensation of Executive Officers – Executive Compensation Tables – Potential Payments Upon Termination or Change in Control.”

The severance arrangements with each of our executive officers are considered to be a necessary part of the process in the recruitment and retention of qualified executives.  These severance arrangements allow our executives to focus on shareholder interests in considering strategic alternatives and assist the Company in providing income protection for executives in the event of an involuntary termination of employment.

Policy for Recoupment of Incentive Compensation

In order to further align our executives’ interests with the interests of our shareowners and support good governance practices, each executive’s employment agreement also includes a provision that states that any compensation paid to an executive constituting “incentive based compensation” for purposes of Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd Frank Act”) shall be subject to recoupment pursuant to Section 954 of the Dodd-Frank Act and the Company’s Policy for Recoupment of Incentive Compensation, as such policy may be modified from time to time to comply with Section 954 of the Dodd-Frank Act, and the rules and regulations promulgated thereunder.

Tax and Accounting Implications

Section 162(m) of the Internal Revenue Code generally precludes a public company from taking a federal income tax deduction for annual compensation in excess of $1 million per individual paid to its chief executive officer or the other named executive officers.  Under Section 162(m), certain compensation, including “performance-based compensation,” is excluded from this deduction limitation.  Our intent is to structure compensation paid to our executives to be deductible; however, from time to time, the Compensation Committee may award compensation that may not be deductible if it determines that such awards are consistent with our compensation philosophy and in the best interest of our shareholders.  We believe that all of the 2010 compensation paid to our executive officers is fully deductible.

COMPENSATION COMMITTEE REPORT

In fulfilling its duties and responsibilities, the Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis set forth in this Annual Report on Form 10-K/A.

In reliance on the review and discussions referred to above, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and the Company’s 2011 proxy statement.

Respectfully submitted,

COMPENSATION COMMITTEE OF THE
BOARD OF DIRECTORS OF
LMI AEROSPACE, INC.

John S. Eulich, Chair of the Compensation Committee
Joseph Burstein, Member
Thomas G. Unger, Member

Notwithstanding anything set forth in any of our previous filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings, including this Annual Report on Form 10-K/A, in whole or in part, the preceding report shall not be deemed incorporated by reference in any such filings.

Compensation Committee Interlocks and Insider Participation

During the 2010 fiscal year, no member of the Compensation Committee was or had been an officer or employee of the Company or had any relationship requiring disclosure under the rules or regulations of the SEC. During 2010, no executive officer of the Company served as a member of the Compensation Committee or as a director of another entity, one of whose executive officers served on the Compensation Committee or as a director of the Company.

Executive Compensation Tables

Summary Compensation Table

The following table summarizes the total compensation paid to or earned by the Company's Chief Executive Officer, Chief Financial Officer and each of the three most highly compensated executive officers, whose 2010 total compensation exceeded $100,000 in each instance, referred to collectively as the named executive officers, for the fiscal years ended December 31, 2010, 2009 and 2008:

Name and Principal Position	Year	Salary ($)	Stock Awards (1) ($)	Non-Equity Incentive Plan Compensation (2) ($)	All Other Compensation ($)	Total ($)
Ronald S. Saks Chief Executive Officer	2010	319,300	-	55,662	12,427	387,389
	2009	302,041	-	58,139	7,091	367,271
	2008	285,516	-	94,035	6,333	385,884
Lawrence E. Dickinson Vice President, Chief Financial Officer and Secretary	2010	228,565	65,100	26,594	3,529	323,788
	2009	222,003	60,400	24,415	3,430	310,248
	2008	215,632	128,000 (3)	29,120	3,191	375,943
Robert T. Grah Chief Operating Officer of Aerostructures; Vice President, Central Operations	2010	251,265	65,100	31,521	7,935	355,821
	2009	244,060	36,240	28,847	7,935	317,082
	2008	237,065	128,000 (3)	34,776	7,035	406,876
Cynthia G. Maness Vice President of Human Resources and Organizational Development	2010	210,813	65,100	23,812	8,997	308,722
	2009	204,496	36,240	21,892	9,529	272,157
	2008	190,293	128,000	25,796	9,064	353,153
Michael J. Biffignani, Chief Information Officer	2010	206,008	39,060	23,571	7,935	276,574
	2009	200,008	24,160	21,651	7,029	252,848
	2008	194,183	89,600	25,755	7,035	316,573

(1)
This column represents the aggregate grant date fair value of restricted shares awarded to each officer during the 2010 fiscal year computed in accordance with FASB ASC Topic 718.  Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(2)	This column represents the cash bonuses awarded under our named executive officers’ employment agreements for the year reported. Compensation was paid in the first quarter of the ensuing year.

(3)	2008 stock awards have been restated to be consistent with the 2009 presentation.

Grants of Plan-Based Awards

The following table provides information on the 2010 grants of plan-based awards to the named executive officers. The information consists of estimated cash bonus awards to be earned in 2011 under our named executive officers’ employment agreements and shares of restricted stock awarded in 2010 under the 2005 Long-Term Incentive Plan discussed above. Ronald S. Saks, the Company’s Chief Executive Officer, does not hold any stock options or shares of restricted stock.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (5) (#)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold(2) ($)	Target (3) ($)	Maximum (4) ($)
Ronald S. Saks	-	15,965	76,215	-	-	-
Lawrence E. Dickinson	02/09/10	-	-	-	5,000	65,100
		11,428	40,388	-	-	-
Robert T. Grah	02/09/10	-	-	-	5,000	65,100
		12,563	48,763	-	-	-
Cynthia G. Maness	02/09/10	-	-	-	5,000	65,100
		10,541	35,881	-	-	-
Michael J. Biffignani	02/09/10	-	-	-	3,000	39,060
		10,300	35,640	-	-	-

(1)
These columns represent the estimated amounts of annual incentive cash bonuses required by the employment agreements that were effective in fiscal year 2010 between each of the Company’s named executive officers and the Company. The material terms of the annual incentive cash bonuses, including the applicable thresholds and percentages, are described under “Compensation of Executive Officers – Compensation Discussion and Analysis – Elements of our Executive Compensation Program – Annual Incentive Cash Bonus” above.  The actual annual incentive cash bonuses paid to the named executive officers are reflected in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation table.

(2)
Represents estimated payouts of annual incentive cash bonuses for fiscal year 2010 required by each named executive officer’s employment agreement with the Company, assuming that annual net operating income of the Company or the Aerostructures segment, as applicable, is (and does not exceed) the applicable minimum threshold.  The total bonus in such an instance is equal to 5% of the named executive officer’s base salary.

(3)
Represents estimated payouts of annual incentive cash bonuses for fiscal year 2010 required by each named executive officer’s employment agreement with the Company, assuming that annual net operating income of each of the Company and the Aerostructures segment is (and does not exceed) 100% of the budgeted net annual operating income of each of the Company and the Aerostructures segment.  The total bonus for each executive consists of the following components:  (a) 5% of the named executive officer’s base salary if the threshold is met; plus (b) a percentage of the amount by which the applicable annual income from operations for the subject year exceeded the minimum threshold; plus (c) in the case of Mr. Saks, a percentage of the amount by which the applicable annual income from operations for the subject year exceeds the budgeted amount.

(4)
In accordance with the employment agreement for each respective named executive officer, there is no limitation on the amount of non-equity incentive plan awards that can be earned by each named executive officer.

(5)
This column represents awards of restricted stock made pursuant to the Company’s 2005 Long-Term Incentive Plan.  The material terms of the restricted stock awards are described under “Compensation of Executive Officers – Compensation Discussion and Analysis – Long-Term Incentive Compensation – 2010 Grants of Restricted Stock” above.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on unexercised stock options and unvested restricted stock awards granted to the named executive officers that were outstanding as of December 31, 2010. Ronald S. Saks, the Company’s Chief Executive Officer, does not hold any stock options or shares of restricted stock. There were no unexercisable stock options outstanding at December 31, 2010.

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (1) (#)	Market Value of Shares or Units of Stock That Have Not Vested (2) ($)
Lawrence E. Dickinson	3,500	2.00	1/18/2011	15,000	239,850
Robert T. Grah	-	-	-	13,000	207,870
Cynthia G. Maness	-	-	-	13,000	207,870
Michael J. Biffignani	-	-	-	8,500	135,915

(1)
Of the 15,000 unvested shares owned by Mr. Dickinson at December 31, 2010, 5,000 shares vested on January 2, 2011, 5,000 shares will vest on February 9, 2012 and the remaining 5,000 shares will vest on February 9, 2013.  Of the 13,000 unvested shares owned by Mr. Grah at December 31, 2010, 5,000 shares vested on January 2, 2011, 3,000 shares will vest on February 9, 2012 and the remaining 5,000 shares will vest on February 9, 2013.  Of the 13,000 unvested shares owned by Ms. Maness at December 31, 2010, 5,000 shares vested on January 2, 2011, 3,000 shares will vest on February 9, 2012 and the remaining 5,000 shares will vest on February 9, 2013.  Of the 8,500 unvested shares owned by Mr. Biffignani at December 31, 2010, 3,500 shares vested on January 2, 2011, 2,000 shares will vest on February 9, 2012 and the remaining 3,000 shares will vest on February 9, 2013.

(2)	Market value of unvested shares is based on closing market price of $15.99 per share on December 31, 2010.

Option Exercises and Stock Vested

The following table provides information on stock options that were exercised by our named executive officers during 2010 and shares of restricted stock held by our named executive officers that vested during 2010. Ronald S. Saks, the Company’s Chief Executive Officer, does not hold any stock options or shares of restricted stock.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (1) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (2) ($)
Lawrence E. Dickinson	-	-	-	-
Robert T. Grah	-	-	-	-
Cynthia G. Maness	3,500	$58,415	-	-
Michael J. Biffignani	-	-	-	-

(1)	Represents the aggregate intrinsic value realized upon exercise of the options.
(2)	Represents the aggregate market value of the restricted stock at vesting.

Pension Benefits

None of our named executive officers are covered by a defined pension benefit plan or other similar benefit plan that provides for payments or other benefits.

Nonqualified Deferred Compensation

We do not provide our executives with any nonqualified deferred compensation plans.

Potential Payments Upon Termination or Change in Control

Our named executive officers have entered into three-year employment agreements with terms that began on January 1, 2011 and expire on January 1, 2014.  By its terms, each employment agreement automatically renews for additional one-year periods unless not later than October 31 of any year beginning in 2013 the executive officer or the Company gives written notice to the other party of his, her or its intention not to extend the term of the employment agreement.

Each employment agreement may be terminated upon: (a) the cessation of the business of the Company, (b) the executive officer’s unsatisfactory performance of his or her duties under the employment agreement, (c) the death of the executive officer, (d) the permanent disability of the executive officer, (e) ten days written notice by the Company upon breach or default of the terms of the employment agreement by the executive officer, (f) an act of misconduct by the executive officer or (g) the executive officer giving 30 days written notice to the Company.

If employment is terminated for any of the reasons set forth in clauses (c) through (f) above, the named executive officers will only receive their base salary accrued but unpaid as of the date of the termination. If employment is terminated for any reason other than those set forth in clauses (c) through (f) above and other than in connection with a change of control of the Company, the named executive officer will receive six months of base salary if his or her term of service to us is less than five years or twelve months of base salary if his or her term of service to us is five years or longer.  Except under limited circumstances, such severance pay will be paid in equal monthly installments commencing immediately after the termination.

If a named executive officer’s employment is involuntarily terminated or the named executive officer elects to terminate his or her employment for a good reason within nine months of a change in control of the Company, the named executive officer will receive a lump sum severance payment in an amount equal to two and one-half times his or her annual base salary and any reasonably anticipated performance bonus for the fiscal year in which his or her employment was terminated on a prorated basis.   If a named executive officer’s employment voluntarily terminates without good reason within ninety days of a change in control of the Company, the named executive officer will receive six months of base salary if his or her term of service to us is less than five years or twelve months of base salary if his or her term of service to us is five years or longer.  Except under limited circumstances, such severance pay will be paid in equal monthly installments commencing immediately after the termination.

The following table indicates the potential payments that would have been received by our named executive officers upon the occurrence of the identified events as of December 31, 2010:

Name	Benefit	Termination: Voluntary or For Cause (1)	Termination: Without Cause (2) ($)	Change in Control: Involuntary or for Good Reason (3) ($)	Change in Control: Voluntary (3) ($)
Ronald S. Saks	Restricted Stock	-	-	-	-
	Severance	-	319,300 (4)	694,262 (4)	319,300 (4)
Lawrence E. Dickinson	Restricted Stock	-	-	239,850 (5)	239,850 (5)
	Severance	-	228,565 (4)	483,724 (4)	228,565 (4)
Robert T. Grah	Restricted Stock	-	-	207,870 (5)	207,870 (5)
	Severance	-	251,265 (4)	534,051 (4)	251,265 (4)
Cynthia G. Maness	Restricted Stock	-	-	207,870 (5)	207,870 (5)
	Severance	-	210,813 (4)	445,438 (4)	210,813 (4)
Michael J. Biffignani	Restricted Stock	-	-	135,915 (5)	135,915 (5)
	Severance	-	206,008(4)	435,587 (4)	206,008 (4)

(1)	A voluntary or for cause termination is a termination described in clauses (c) through (f) of the second paragraph of this section.

(2)	A termination without cause is any termination other than a voluntary or for cause termination or a termination in connection with a change in control.

(3)
No accelerated benefit will be paid to the extent that it would constitute an excess parachute payment under Section 280G(b)(3) of the Internal Revenue Code.  As of December 31, 2010, there were no named executive officers who would have received payments that would constitute excess parachute payments.

(4)	Amount is based on salary in effect at December 31, 2010 for each of the named executive officers.

(5)
The restricted stock value is calculated using the closing market price of $15.99 per share on December 31, 2010, multiplied by the number of shares that would have become vested as a result of the change in control on that date.

Director Compensation

The following table presents the compensation of our non-employee directors for the year ended December 31, 2010:

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards (2) (3) ($)	Total ($)
Joseph Burstein	32,000	48,006	80,006
John S. Eulich	32,000	48,006	80,006
Sanford S. Neuman	32,000	48,006	80,006
Judith W. Northup	32,000	48,006	80,006
John M. Roeder	32,000	48,006	80,006
Thomas G. Unger	32,000	48,006	80,006

(1)	This column represents the payment of a $32,000 annual fee to each director.

(2)
This column represents the grant date fair value of restricted stock awarded to each director during the 2010 fiscal year computed in accordance with FASB ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(3)	At December 31, 2010, each director held 9,369 shares of restricted stock vesting between June 2011 and June 2013.

Narrative for Director Compensation Table

In fiscal year 2010, each of our non-employee directors was paid an annual fee consisting of cash in the amount of $32,000 plus a grant of 2,700 shares of restricted stock, having a fair value of $48,006 on the award date.  All of such shares of restricted stock vest (and the restrictions lapse) over a period of three years and are subject to forfeiture until vested.  Our directors do not receive additional per meeting fees, nor do they receive additional compensation for service on committees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of December 31, 2010 (except for Mr. Saks who is shown as of March 31, 2011) with respect to each person or group known by the Company to be the beneficial owner of more than five percent of its outstanding shares of Common Stock.  This table is based on Schedules 13G and, in the case of Mr. Saks, his Section 16 filings filed with the Securities and Exchange Commission as well as other information delivered to or obtained by the Company.  Beneficial ownership of shares has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under which a person is deemed to be the beneficial owner of securities if he or she has or shares voting or investment power with respect to such securities or has the right to acquire ownership thereof within 60 days. Accordingly, the amounts shown in the tables do not purport to represent beneficial ownership for any purpose other than compliance with the reporting requirements of the Securities and Exchange Commission.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Ronald S. Saks 411 Fountain Lakes Blvd. St. Charles, MO 63301	1,873,064 (1)	15.8%

Ameriprise Financial, Inc. 145 Ameriprise Financial Center Minneapolis, MN 55474	1,234,827 (2)	10.5%

(1)
Includes 117,199 shares of Common Stock held of record by Charles Schwab Trust Company as trustee of the Company’s Profit Sharing Plan for the benefit of Mr. Saks.  Also included are 1,755,865 shares of Common Stock deemed beneficially owned by Mr. Saks and held of record by the Ronald S. Saks Revocable Trust U/T/A dated June 21, 1991, of which Mr. Saks, as trustee, maintains voting and investment authority.  Mr. Saks reported sole voting power of 1,873,064 shares; no shared voting power; sole dispositive power of 1,873,064 shares; and no shared dispositive power.

(2)
As reflected on Schedule 13G/A dated December 31, 2010 filed jointly with the Securities and Exchange Commission by Ameriprise Financial, Inc. and Columbia Management Investment Advisers, LLC, Ameriprise Financial, Inc., a parent holding company, reported no sole voting power; shared voting power of 1,061,836 shares; no sole dispositive power; and shared dispositive power of 1,234,827 shares as of December 31, 2010.  Columbia Management Investment Advisers, LLC, an investment advisor, reported no sole voting power; shared voting power of 1,061,836 shares; no sole dispositive power; and shared dispositive power of 1,234,827 shares as of December 31, 2010.

Security Ownership of Management

Under regulations of the Securities and Exchange Commission, persons who have the power to vote or to dispose of our shares, either alone or jointly with others, are deemed to be beneficial owners of those shares.  The following table sets forth, as of March 31, 2011, the beneficial ownership of the outstanding Common Stock of each current director (including the nominees for election as directors) and named executive officer set forth herein, and the executive officers and directors as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Ronald S. Saks	1,873,064	(2)	15.8%
Joseph Burstein	549,677	(3)	4.6%
Sanford S. Neuman	247,931	(4)	2.1%
Lawrence E. Dickinson	87,080	(5)	*
Cynthia G. Maness	54,770	(6)	*
Thomas G. Unger	30,381	(7)	*
Robert T. Grah	21,608	(8)	*
John S. Eulich	19,781	(7)	*
John M. Roeder	18,381	(7)	*
Judith W. Northup	15,381	(7)	*
Michael J. Biffignani	11,481	(9)	*

All directors and executive officers as a group (13 in group)	2,973,711	(10)	24.9%

* Less than 1%.

(1)
Reflects the number of shares outstanding on March 31, 2011, and with respect to each person, assumes the exercise of all stock options held by such person that are exercisable currently or within 60 days of March 31, 2011 (such options being referred to hereinafter as “currently exercisable options”).

(2)	See Note (1) to the table “Security Ownership of Certain Beneficial Owners.”

(3)
Includes 540,308 shares of Common Stock reported as held of record by the Joseph Burstein Revocable Trust U/T/A dated August 20, 1983, for which Mr. and Mrs. Burstein, as co-trustees, share voting and dispositive power.  Also includes 9,369 shares of restricted stock vesting between June 2011 and June 2013.

(4)
Includes 224,862 shares held of record by a revocable trust established by Mr. Neuman for his benefit of which Mr. Neuman, as trustee, has voting and investment power and 13,700 shares held by certain trusts of which Mr. Neuman, as trustee, has voting and investment power.  Also includes 9,369 shares of restricted stock vesting between June 2011 and June 2013.

(5)
Includes 53,407 shares of Common Stock held of record by Charles Schwab Trust Company as trustee of the Company’s Profit Sharing Plan for the benefit of Mr. Dickinson, and 1,100 shares of Common Stock directly or indirectly owned by Mr. Dickinson’s child, who maintains a principal residence at Mr. Dickinson’s residence. Mr. Dickinson has disclaimed beneficial ownership of such shares owned by his child. Also includes 12,500 shares of restricted stock vesting between February 2012 and January 2014.

(6)
Includes 11,961 shares of Common Stock held of record by Charles Schwab Trust Company as trustee of the Company’s Profit Sharing Plan for the benefit of Ms. Maness and 10,500 shares of restricted stock vesting between February 2012 and January 2014.

(7)	Includes 9,369 shares of restricted stock vesting between June 2011 and June 2013.

(8)
Includes 135 shares of Common Stock held of record by Charles Schwab Trust Company as trustee of the Company’s Profit Sharing Plan for the benefit of Mr. Grah and 11,000 shares of restricted stock vesting between February 2012 and January 2014.

(9)
Includes 135 shares of Common Stock held of record by Charles Schwab Trust Company as trustee of the Company’s Profit Sharing Plan for the benefit of Mr. Biffignani and 7,000 shares of restricted stock vesting between February 2012 and January 2014.

(10)
Includes 117,199 shares of Common Stock held of record by Charles Schwab Trust Company as trustee of the Company’s Profit Sharing Plan for the benefit of Mr. Saks.  Includes 65,785 shares of Common Stock held of record by Charles Schwab Trust Company as trustee of the Company’s Profit Sharing Plan for the benefit of non-director executive officers of the Company.  Also includes 57,131 shares of restricted stock held by non-director executive officers of the Company and 56,214 shares of restricted stock held by directors of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The CG&N Committee is responsible for review, approval, ratification or other appropriate action regarding all transactions involving the Company in which a related person has a direct or indirect material interest and the amount involved exceeds $120,000.  We have developed and implemented policies and procedures to obtain information from our directors and executive officers about related person transactions to assure that all such transactions are brought to the attention of, and appropriately reviewed by, the CG&N Committee.  As required by SEC rules, transactions that are determined to be directly or indirectly material to a related person are disclosed in our proxy statement.

All directors and executive officers annually complete, sign and submit a directors’ and officers’ questionnaire designed to, among other things, identify related person transactions on both an actual and potential conflicts of interest basis.  Our directors and officers are also required to update their information if there are any changes during the year.  Under the Company’s Code of Business Conduct and Ethics, our directors and officers are required to immediately disclose all relevant facts and circumstances to our Compliance Officer for his or her initial review.  If the Compliance Officer determines that there appears to be an actual or potential conflict, he will refer the matter to the CG&N Committee to determine whether the related person has a material interest in the transaction requiring its approval, ratification, rescission or other action determined to be appropriate by the CG&N Committee.

Sanford S. Neuman, a director of the Company, is the Chairman and a Member of the law firm Gallop, Johnson & Neuman, L.C., which has provided legal services to the Company in prior years and is expected to provide legal services to the Company in the future.

For information pertaining to director independence, please see Part III, Item 10 above.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Committee Report

The responsibilities of the Audit Committee are provided in its Charter, which has been approved by the Board of Directors of the Company.

In fulfilling its oversight responsibilities with respect to the December 31, 2010 financial statements, the Audit Committee, among other things, has:

•
reviewed and discussed with management the Company’s audited financial statements as of and for the fiscal year ended December 31, 2010, including a discussion of the quality and acceptability of our financial reporting and internal controls;

•
discussed with the Company’s independent registered public accounting firm, who is responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States of America, its judgment as to the quality, not just the acceptability, of the accounting principles utilized, the reasonableness of significant accounting judgments and estimates and such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards, including Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Public Company Accounting Oversight Board in Rule 3200T;

•
discussed with the Company’s independent registered public accounting firm its independence from management and the Company, received and reviewed the written disclosures in the letter from the Company’s independent registered public accounting firm as required by the Public Company Accounting Oversight Board, and considered the compatibility of non-audit services with the Company’s independent registered public accounting firm’s independence; and

•	discussed with the Company’s independent registered public accounting firm the overall scope and plans for its audit.

Based on the reviews and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the audited financial statements referred to above be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Respectfully submitted,

AUDIT COMMITTEE OF THE
BOARD OF DIRECTORS OF
LMI AEROSPACE, INC.

John M. Roeder, Chair of the Audit Committee
John S. Eulich, Member
Judith W. Northup, Member
Thomas G. Unger, Member

Notwithstanding anything set forth in any of our previous filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings, including this Annual Report on Form 10-K/A, in whole or in part, the preceding report shall not be deemed incorporated by reference in any such filings.

Audit Fees

The following table sets forth the amount of audit fees, tax fees, audit-related fees and all other fees billed or expected to be billed by PricewaterhouseCoopers LLP, the Company’s current independent registered public accounting firm for the years ended December 31, 2010 and December 31, 2009, and by BDO USA, LLP (formerly known as BDO Seidman, LLP), the Company’s former independent registered public accounting firm, for the year ended December 31, 2009, respectively:

	2010	2009

Audit Fees (1)	$430,000	$533,078
Tax Fees (2)	254,496	49,481
Audit-Related Fees (3)	88,471	24,250
All Other Fees (4)	2,700	4,212
Total Fees	$775,667	$611,021

(1)	Includes annual financial statement audit, audit of the Company’s internal control over financial reporting and quarterly review services.

(2)	Includes fees associated with federal, state and international tax compliance and consulting services.

(3)
Includes employee benefit plan audits and due diligence efforts in 2010.  Includes review of SEC comment letter and review of audit work papers in 2009.  During 2009, employee benefit plan fees were not paid to the principle accounting firm, as the audit was performed by another firm.

(4)	Includes fees for access to accounting and financial reporting literature in 2010. Includes services associated with government contracting compliance in 2009.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax and other services performed by the Company’s independent registered public accounting firm.  All of the fees listed above were pre-approved in accordance with this policy.  The policy provides for pre-approval by the Audit Committee of specifically defined audit and permitted non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the Company’s independent registered public accounting firm is engaged to perform it.  The Audit Committee has delegated to its Chair the authority to approve permitted services, provided that he reports any decisions to the Audit Committee at its next scheduled meeting. The Audit Committee, after review and discussion with PricewaterhouseCoopers LLP and BDO USA, LLP (formerly known as BDO Seidman, LLP) of the Company’s pre-approval policies and procedures, determined that the provision of these services in accordance with such policies and procedures was compatible with maintaining each firm’s independence.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this Annual Report on Form 10-K/A.

	3.	Exhibits:

		31.1	Rule 13a-14(a) Certification of Ronald S. Saks, Chief Executive Officer filed herewith.

		31.2	Rule 13a-14(a) Certification of Lawrence E. Dickinson, Chief Financial Officer filed herewith.

		32	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Charles and State of Missouri on the 2nd day of May, 2011.

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