Form 10-Q
period 2011-03-31
LMI AEROSPACE INC
filed 2011-05-06
CIK 1059562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________

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

On April 28, 2011, there were 12,121,745 shares of our common stock, par value $0.02 per share, outstanding.

LMI AEROSPACE, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDING MARCH 31, 2011

PART I.  FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

LMI Aerospace, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$3,021	$1,947
Trade accounts receivable, net of allowance of $266 at March 31, 2011 and $253 at December 2010	37,148	34,006
Inventories	47,144	45,148
Prepaid expenses and other current assets	2,514	2,729
Deferred income taxes	3,379	3,846
Total current assets	93,206	87,676

Property, plant and equipment, net	21,684	21,346
Goodwill	49,102	49,102
Intangible assets, net	19,131	20,827
Other assets	892	898
Total assets	$184,015	$179,849

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$7,813	$7,898
Accrued expenses	10,458	11,246
Short-term deferred gain on sale of real estate	233	233
Current installments of long-term debt and capital lease obligations	152	181
Total current liabilities	18,656	19,558

Long-term deferred gain on sale of real estate	3,015	3,073
Long-term debt and capital lease obligations, less current installments	-	28
Deferred income taxes	7,427	7,427
Total long-term liabilities	10,442	10,528

Shareholders’ equity:
Common stock, $0.02 par value per share; authorized 28,000,000 shares; issued 12,121,745 and 12,075,030 shares at March 31, 2011 and December 31, 2010, respectively	242	242
Preferred stock, $0.02 par value per share; authorized 2,000,000 shares; none issued at either date	-	-
Additional paid-in capital	74,099	73,440
Treasury stock, at cost, 254,142 shares at March 31, 2011 and 301,772 shares at December 31, 2010	(1,206)	(1,432)
Retained earnings	81,782	77,513
Total shareholders’ equity	154,917	149,763
Total liabilities and shareholders’ equity	$184,015	$179,849

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Sales and service revenue
Product sales	$37,354	$40,244
Service revenue	23,545	20,171
Net sales	60,899	60,415
Cost of sales and service revenue
Cost of product sales	26,649	29,516
Cost of service revenue	19,692	16,493
Cost of sales	46,341	46,009
Gross profit	14,558	14,406

Selling, general and administrative expenses	8,651	8,040
Income from operations	5,907	6,366

Other income (expense):
Interest expense, net	(137)	(227)
Other, net	23	(4)
Total other expense	(114)	(231)

Income before income taxes	5,793	6,135
Provision for income taxes	1,524	2,239

Net income	$4,269	$3,896

Amounts per common share:
Net income per common share	$0.37	$0.34

Net income per common share assuming dilution	$0.37	$0.34

Weighted average common shares outstanding	11,509,198	11,369,768

Weighted average dilutive common shares outstanding	11,693,800	11,462,302

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Operating activities:
Net income	$4,269	$3,896
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,812	1,942
Intangible asset impairment	1,163	-
Contingent consideration write-off	(1,235)	-
Restricted stock compensation	375	467
Deferred taxes	467	-
Other noncash items	377	8
Changes in operating assets and liabilities:
Trade accounts receivable	(3,158)	(3,628)
Inventories	(2,308)	(115)
Prepaid expenses and other assets	(320)	45
Current income taxes	847	796
Accounts payable	(85)	42
Accrued expenses	635	2,997
Net cash provided by operating activities	2,839	6,450
Investing activities:
Additions to property, plant and equipment	(1,617)	(1,551)
Net cash used by investing activities	(1,617)	(1,551)
Financing activities:
Principal payments on long-term debt and notes payable	(57)	(99)
Advances on revolving line of credit	-	7,692
Payments on revolving line of credit	-	(12,692)
Changes in outstanding checks in excess of bank deposits	-	417
Other, net	(91)	62
Net cash used by financing activities	(148)	(4,620)
Net increase in cash and cash equivalents	1,074	279
Cash and cash equivalents, beginning of year	1,947	31
Cash and cash equivalents, end of quarter	$3,021	$310

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc.

Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2011

1.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair representation have been included.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission.

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

Revisions

During the third quarter of 2010, the Company identified certain costs that were improperly presented in the cost of service revenues line item in the Condensed Consolidated Statement of Operations that should have been presented in the cost of product sales line item for three months ended March 31, 2010.  The three month period ended March 31, 2011 appropriately reflects those costs in the line items.  This revision had no impact on total cost of sales, consolidated gross profit, income from operations or net income for the periods affected.  Furthermore, the revision had no impact to the Condensed Consolidated Balance Sheet, Condensed Consolidated Statement of Cash Flows, the Notes to the Condensed Consolidated Financial Statements, or Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Form 10-Q for the period ending March 31, 2010.  The Company assessed the impact of the adjustment on the Company’s financial statements for this period and concluded that they are not materially misstated.  The following table illustrates the changes that have been made to the Company’s Condensed Consolidated Statement of Operations for the three month period ended March 31, 2010:

	For the three months ended
	March 31, 2010
	As Previously	As
	Presented	Revised
Sales and service revenue
Product sales	$40,244	$40,244
Service revenue	20,171	20,171
Net sales	60,415	60,415
Cost of sales and service revenue
Cost of product sales	27,776	29,516
Cost of service revenue	18,233	16,493
Cost of sales	46,009	46,009
Gross profit	$14,406	$14,406

LMI Aerospace, Inc.

Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2011

Recent Accounting Standards

There were no recent accounting standards issued that would have a material impact on the Company’s accounting policies.

2.  Inventories

Inventories consist of the following:

	March 31,	December 31,
	2011	2010

Raw materials	$9,362	$9,016
Work in progress	8,798	7,972
Manufactured and purchased components	11,842	11,422
Finished goods	13,913	13,424
Product inventory	43,915	41,834
Capitalized contract costs	3,229	3,314
Total inventories	$47,144	$45,148

Inventoried costs include capitalized contract costs relating to programs and contracts with long-term production cycles, a portion of which is not expected to be realized within one year.  The Company believes these amounts will be fully recovered.

3.  Goodwill and Intangible Assets

Goodwill

Goodwill balances at March 31, 2011 and December 31, 2010 consisted of $42,908 from the acquisition of D3 Technologies, Inc. (“D3”) in July 2007 and $6,194 from the acquisition of Integrated Technologies, Inc. (“Intec”) in January 2009.  These goodwill balances are not deductible for tax purposes.

Intangible Assets

Intangible assets primarily consist of trademarks and customer intangibles primarily resulting from the acquisitions of Intec and D3.  The trademark of $4,222 that resulted from the acquisition of D3 was determined to have an indefinite life.  The remaining trademark resulted from the acquisition of Intec and has a weighted average estimated useful life of 6.7 years.  Customer intangibles have an estimated useful life of 15 to 16 years.  Other intangible assets have a weighted average estimated useful life of 4.7 years.  The carrying values were as follows:

	March 31,	December 31,
	2011	2010

Trademarks	$4,582	$4,582
Customer intangible assets	21,515	21,515
Other	582	2,082
Accumulated amortization	(7,548)	(7,352)
Intangible assets, net	$19,131	$20,827

Intangibles amortization expense was $1,696 and $537 for the three months ended March 31, 2011 and 2010, respectively.  The expense for the three months ended March 31, 2011 includes $1,163 for the impairment loss discussed below.  Estimated annual amortization expense for the balance of 2011 and the next five years and thereafter is as follows:

Year ending December 31,
2011	(1)	$1,489
2012		1,975
2013		1,891
2014		1,773
2015		1,678
2016		1,521
Thereafter		4,582
Nonamortizeable		4,222
		$19,131

(1)Represents amortization expense for the remainder of 2011.

The carrying value of goodwill and intangible assets with indefinite lives is assessed at least annually, during the fourth quarter, unless a triggering event occurs, and an impairment charge is recorded if appropriate.  The Company also monitors the performance of its reporting units.  During the first quarter of 2011, a triggering event occurred with regard to a certain proprietary technology intangible asset with the failure to conclude the possible sale of a product line. The Company does not have plans to utilize this technology in the near term and believes the current market for the product line to be limited, thus, utilizing the income approach with a level 3 valuation, the Company expects zero cash flows.  As such, a full impairment loss of $1,163 was recognized as of March 31, 2011.  The impairment loss was recognized in the Aerostructures segment in the selling, general and administrative expenses line of the Condensed Consolidated Statement of Operations.  The Company determined that a triggering event did not occur to assess goodwill for impairment.

4.  Contingent Consideration

On January 16, 2009, the Company acquired all of the shares of capital stock of Intec, an Everett, Washington-based provider of advanced materials testing, manufacturing and design services to the aerospace, defense and transportation industries.  Intec’s primary business is designed to support composite testing, manufacturing and research by analyzing new and existing materials, including organic matrix composites, ceramics, metal matrix composites and metal.

Included in accrued liabilities as of December 31, 2010 was $1,235 of contingent consideration, representing the fair value of the amount payable to former Intec shareholders if certain sales targets were achieved by Intec or if proceeds from the sale of certain portions of Intec exceeded a pre-established threshold by March 31, 2011.  Neither the sales targets nor the sale of certain portions of Intec’s business occurred by March 31, 2011.  As such, the $1,235 of contingent consideration was deemed not to be owed, and a benefit was recorded in the selling, general and administrative expenses line of the Condensed Consolidated Statement of Operations.

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

LMI Aerospace, Inc.

Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2011

	March 31,
	2011	2010
Numerators
Net income	$4,269	$3,896
Denominators
Weighted average common shares - basic	11,509,198	11,369,768

Dilutive effect of restricted stock	184,602	86,373
Dilutive effect of employee stock options	-	6,161

Weighted average common shares - diluted	11,693,800	11,462,302

Basic earnings per share	$0.37	$0.34

Diluted earnings per share	$0.37	$0.34

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

The Company did not make any share-based grants or awards, except for restricted stock awards as disclosed below, for the three months ended March 31, 2011 and 2010, respectively.  All share-based grants or awards are subject to a time-based vesting schedule.

All outstanding options at December 31, 2010 were exercised on or before January 19, 2011 at an exercise price of $2.00 per share.  The aggregate intrinsic value of options exercised during the three months ended March 31, 2011 and 2010, based upon the market price on the exercise date, was approximately $126 and $235, respectively.

A summary of the activity for non-vested restricted stock awards as of March 31, 2011 and changes during the three-month period is presented below:

	2011
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1	320,671	$18.45
Granted	52,318	17.11
Vested	(52,860)	24.56
Outstanding at March 31	320,129	$17.25

Common stock compensation expense related to restricted stock awards granted under the Plan was $375 and $467 for the three months ended March 31, 2011 and 2010, respectively.

Total unrecognized compensation costs related to non-vested share-based compensation awards granted or awarded under the Plan were $2,301 and $1,781 at March 31, 2011 and December 31, 2010, respectively.  These costs are expected to be recognized over a weighted average period of 1.2 years and 1.0 year, respectively.

LMI Aerospace, Inc.

Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2011
7.  Business Segment Information

The Company is organized into two reportable segments: the Aerostructures segment and the Engineering Services segment.  The Aerostructures segment fabricates, machines, finishes, integrates, assembles and kits formed close-tolerance aluminum and specialty alloy and composite components and higher level assemblies for use by the aerospace, defense and technology industries.  The Engineering Services segment, comprised of the operations of D3, provides a complete range of design, engineering and program management services, supporting aircraft lifecycles from conceptual design, analysis and certification through production support, fleet support and service life extensions via a complete turnkey engineering solution.

Corporate assets, liabilities and expenses related to the Company’s corporate offices, except for interest expense and income taxes, primarily support the Aerostructures segment.  The table below presents information about reported segments on the basis used internally to evaluate segment performance:

	Three Months Ended March 31,
	2011	2010

Net sales:
Aerostructures	$39,450	$41,225
Engineering Services	22,468	19,227
Eliminations	(1,019)	(37)
	$60,899	$60,415

Income from operations:
Aerostructures	$4,219	$4,665
Engineering Services	1,657	1,676
Eliminations	31	25
	$5,907	$6,366

8.  Customer Concentration

Direct sales, through both of its business segments, to the Company’s largest customer, The Boeing Company, accounted for 17.8% and 11.9% of the Company’s total revenues for the three months ended March 31, 2011 and 2010, respectively.  Accounts receivable balances based on direct sales related to The Boeing Company were 18.6% and 9.8% of the Company’s total accounts receivable balance at March 31, 2011 and December 31, 2010, respectively.

Direct sales, through its Aerostructures segment, to the Company’s second largest customer, Gulfstream Aerospace Corporation, accounted for 17.2% and 16.4% of the Company’s total revenues for the three months ended March 31, 2011 and 2010, respectively.  Accounts receivable balances related to Gulfstream Aerospace Corporation were 13.0% and 10.1% of the Company’s total accounts receivable balance at March 31, 2011 and December 31, 2010, respectively.

Direct sales, through both of its business segments, to the Company’s third largest customer, Spirit Aerosystems, accounted for 15.5% and 19.7% of the Company’s total revenues for the three months ended March 31, 2011 and 2010, respectively.  Accounts receivable balances related to Spirit Aerosystems were 17.8% and 20.8% of the Company’s total accounts receivable balance at March 31, 2011 and December 31, 2010, respectively.

9.  Income Taxes

The Company’s effective tax rate for the first quarter of 2011 is 26.3%.  This rate reflects a $0.4 million lower tax expense due to a non-taxable gain associated with the write off of contingent consideration discussed in Note 4 related to the Intec acquisition.

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

This Quarterly Report on Form 10-Q should be read completely, in conjunction with our Annual Report on Form 10-K, filed on March 11, 2011, and with the understanding that the Company’s actual future results may be materially different from what the Company expects.  All forward-looking statements made by the Company in this Quarterly Report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission are qualified by these cautionary statements.

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

Overview

We are a leading provider of design engineering services, structural assemblies, kits and components to the aerospace, defense and technology markets.  We primarily sell our products and services to the large commercial, corporate and regional aircraft, and military aircraft markets.  Historically, our business was primarily dependent on the large commercial aircraft market, specifically with one principal customer.  In order to diversify our product and customer base, we implemented an acquisition and marketing strategy in the late 1990s that has broadened the number of industries to which we sell our products and services and, within the aerospace industry, diversified our customer base to reduce our dependence on any one principal customer.  Our acquisitions of D3 in 2007 and Intec in 2009 were in furtherance of our growth strategy of increasing the array of value-added services and solutions that we offer to our customers.  We believe that original equipment manufacturers and Tier 1 aerospace companies will continue the trend of selecting their suppliers based upon the breadth of more complex and sophisticated design and manufacturing capabilities and value-added services and the ability of their suppliers to manage large production programs.

Results of Operations

Three months ended March 31, 2011 compared to March 31, 2010

The following table is a summary of our operating results for the three months ended March 31, 2011 and 2010, respectively:

	Three Months Ended
	March 31, 2011
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$39.5	$22.5	$(1.1)	$60.9
Cost of sales	28.8	18.6	(1.1)	46.3
Gross profit	10.7	3.9	-	14.6
S, G, & A	6.5	2.2	-	8.7
Income from operations	$4.2	$1.7	$-	$5.9

	Three Months Ended
	March 31, 2010
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$41.2	$19.2	$-	$60.4
Cost of sales	30.3	15.7	-	46.0
Gross profit	10.9	3.5	-	14.4
S, G, & A	6.2	1.8	-	8.0
Income from operations	$4.7	$1.7	$-	$6.4

Aerostructures Segment

Net Sales.  The following table specifies the amount of the Aerostructures segment’s net sales by category for the first quarter of 2011 and 2010 and the percentage of total net sales for each period represented by each category.

	Three Months Ended March 31,
Category	2011	% of Total	2010	% of Total
		($ in millions)
Large commercial aircraft	$14.4	36.5%	$18.5	44.9%
Corporate and regional aircraft	12.3	31.1%	11.5	27.9%
Military	9.0	22.8%	9.3	22.6%
Other	3.8	9.6%	1.9	4.6%
Total	$39.5	100.0%	$41.2	100.0%

Net sales for the first quarter of 2011 were $39.5 million, down 4.1% from $41.2 million in the first quarter of 2010.  Decreases occurred primarily in the large commercial aircraft sector.  These decreases were partially offset by an increase in the corporate and regional aircraft sector and other products.

Net sales of products used in large commercial aircraft were $14.4 million for the first quarter of 2011 compared to $18.5 million for the first quarter of 2010, a decrease of $4.1 million, or 22.2%.  This decrease primarily resulted from a $3.3 million decline in net sales of aftermarket wing modification products to $2.3 million for the first quarter of 2011 from $5.6 million for the first quarter of 2010 due to lower demand for retrofit of the existing fleet.  Sales related to the 737 aircraft were $6.7 million in the first quarter of 2011, up from $6.0 million in the first quarter of 2010 due to increases in sales volume. Net sales for the 747 aircraft declined to $2.2 million in the first quarter of 2011 from $4.4 million in the first quarter of 2010.  This decline is attributable to the absence of a portion of a floor beam kitting program for the 747 and lower demand for product as the new 747-8 platform starts up at Boeing.  The 777 generated net sales in the first quarter of 2011 of $1.9 million, up from $1.5 million in the first quarter of 2010.  The 787 generated $0.4 million in the first quarter of 2011, up from $0.2 million in the first quarter of 2010, as production needs began to drive demand as the aircraft moves toward first delivery and planned production rate increases.

Net sales of components for corporate and regional aircraft were $12.3 million for the first quarter of 2011 compared to $11.5 million for the first quarter of 2010, an increase of $0.8 million, or 7.0%.  This increase was primarily driven by the new G650 aircraft at Gulfstream with net sales related to this aircraft reaching $1.5 million in the quarter ended March 31, 2011 compared to $0.2 million in the first quarter of 2010.  This increase was partially offset by a $0.3 million decrease in net sales related to the G450/G550 aircrafts from $10.0 million in the first quarter of 2010 to $9.7 million in the first quarter of 2011.

Military products generated $9.0 million of net sales in the first quarter of 2011 compared to $9.3 million in the first quarter of 2010.  Net sales related to the Blackhawk program generated $7.7 million in both the first quarters of 2011 and 2010.

Other products generated $3.8 million in net sales in the first quarter of 2011 compared to $1.9 million in the first quarter of 2010, an increase of $1.9 million, or 100.0%.  This increase was partially a result of an increase of $1.0 million in sales at Intec to $2.1 million in the first quarter of 2011 from $1.1 million in first quarter 2010 and an increase of $0.3 million in technology product sales to $0.9 million in the first quarter of 2011 from $0.6 million in the first quarter of 2010.

Gross Profit.  Gross profit for the first quarter of 2011 was $10.7 million (27.1% of net sales) compared to $10.9 million (26.5% of net sales) in the first quarter of 2010.  The overall improvement in gross margin is due to favorable customer mix and increases in production efficiencies.  This increase in efficiencies was offset by negative pressure on earnings caused by increased spending on production support costs and challenges on the 777 program and certain military products

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $6.5 million (16.5% of net sales) for the first quarter of 2011 compared to $6.2 million (15.0% of net sales) for the first quarter of 2010.  The increase in selling, general and administrative expenses was primarily due to additions of personnel in anticipation of growth.  Amortization expense increased by $1.2 million related to the impairment of an intangible, but this increase was offset by a $1.2 million decrease in other miscellaneous expenses that resulted from a reversal of the liability related to the contingent consideration liability to the former shareholders of Intec.

Engineering Services Segment

Net Sales.  The following table specifies the amount of the Engineering Services segment’s net sales by category for the first quarter of 2011 and 2010 and the percentage of the segment’s total net sales represented by each category.

	Three Months Ended March 31,
Category	2011	% of Total	2010	% of Total
		($ in millions)

Large commercial aircraft	$9.8	43.6%	$6.5	33.9%
Corporate and regional aircraft	6.2	27.6%	5.0	26.0%
Military	3.7	16.4%	7.4	38.5%
Other	2.8	12.4%	0.3	1.6%
Total	$22.5	100.0%	$19.2	100.0%

Net sales for the Engineering Services segment were $22.5 million for the first quarter of 2011 as compared to $19.2 million for the first quarter of 2010, an increase of $3.3 million, or 17.2%.  The increase resulted primarily from an increase in the support required for large commercial aircraft, corporate and regional aircraft, and other aerospace services.  These increases were offset by a decrease in support required for military aircraft.

Net sales for services for large commercial aircraft were approximately $9.8 million in the first quarter of 2011, up $3.3 million, or 50.8%, from $6.5 million in the first quarter of 2010.  This increase is partially due to start-up efforts on Boeing’s Integrated Test project, which increased revenue by $1.7 million in the first quarter of 2011.  Additionally, net sales for the A350 platform produced $1.2 million in the first quarter of 2011, up from $0.1 million in the first quarter of 2010, and net sales for the 787 platform produced $3.1 million in the first quarter of 2011, up from $2.7 million in the first quarter of 2010.

Net sales for services supporting corporate and regional aircraft were $6.2 million in the first quarter of 2011 compared to $5.0 million for the first quarter of 2010, an increase of $1.2 million, or 24.0%.  Net sales for the Mitsubishi Regional Jet remained relatively steady with $2.2 million in the first quarter of 2011, up from $2.1 million in the first quarter of 2010.  Additionally, work began during 2010 on the Lear-85 platform, which generated $1.5 million in the first quarter of 2011, up from $0.9 million in the first quarter of 2010, as well as two other new platforms, which generated $1.9 million in the first quarter of 2011, up from $0.4 million in the first quarter of 2010.  These increases were partially offset by lower net sales on the G650 project, which generated $0.3 million in the first quarter of 2011 compared to $0.9 million in the first quarter of 2010, as engineering efforts were substantially completed.

Net sales of services for military programs were $3.7 million in the first quarter of 2011, down $3.7 million, or 50.0%, from $7.4 million in the first quarter of 2010.  The decrease in military sales resulted from the completion of requirements on the CH-53, which generated $3.8 million in revenues during the first quarter of 2010.  This decrease was offset by an increase in revenues related to military support of the North Island Navy base, which generated $2.1 million in the first quarter of 2011, up from $1.8 million in the first quarter of 2010.

Other net sales were $2.8 million in the first quarter of 2011, up from $0.3 million in the first quarter of 2010.  The increase in other net sales resulted primarily from $1.7 million in tooling programs on the Boeing 787 platform and $0.6 million in tooling programs on other Boeing platforms.

Gross Profit.  Gross profit for the first quarter of 2011 was $3.9 million (17.3% of net sales) compared to $3.5 million (18.2% of net sales) in the first quarter of 2010.  The gross margin percentage was negatively impacted by 0.7% due to significant intercompany purchases from Intec on a joint test program.  The decrease in gross profit percentage from the first quarter of 2011 to the first quarter of 2010 was due to lower margins on two new programs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the first quarter of 2011 were $2.2 million, or 9.8% of net sales, for the first quarter of 2011 and $1.8 million, or 9.4% of net sales, for the first quarter of 2010.  The increase in selling, general and administrative expenses was primarily due to additions of personnel in anticipation of growth.

Non-segment Expenses

Interest Expense, net.  Net interest expense was $0.1 million for the first quarter of 2011 and $0.2 million for the first quarter of 2010.  The higher expense in the 2010 quarter was due to higher debt levels at that time, which have been repaid since that time.

Income Tax Expense.  During the first quarter of 2011, the Company recorded income tax expense of $1.5 million compared to $2.2 million in the first quarter of 2010.  This decrease reflects a $0.4 million lower tax expense due to a non-taxable gain associated with the write off of contingent consideration discussed in Note 4 related to the Intec acquisition.  The Company expects its effective tax rate for the full year 2011 to be between 32.0% to 33.0% including the impact of this discrete item.

Liquidity and Capital Resources

During the first three months of 2011, our operating activities generated $2.8 million of cash compared to $6.5 million in the first three months of 2010.  Net cash provided by operating activities for the first three months of 2011 was unfavorably impacted by increases in trade accounts receivable and inventory, as production and sales levels increased in the month of March.

Net cash used in investing activities was $1.6 million for the first three months of 2011 compared to $1.6 million for the first three months of 2010.  Cash used in the first three months of 2011 and 2010 were primarily for the acquisition of capital equipment  largely due to investments we made to improve our production capabilities and prepare for anticipated rate increases.

Cash used by financing activities was $0.1 million for the first three months of 2011 compared to cash used of $4.6 million for the first three months of 2010.  Funds used in 2010 primarily represent net cash payments on and advances from our revolving credit facility.

The Company has a senior secured revolving credit facility in an aggregate principal amount of up to $80.0 million of which none was utilized at March 31, 2011.  The maturity date of the credit facility is July 31, 2012.  As of March 31, 2011, the Company believes that it was in compliance with all of its financial and non-financial covenants.  In addition, the Company has another line of credit agreement providing a revolving credit facility in the amount of up to $1.0 million at the base rate plus 1.125%, of which none was utilized at March 31, 2011.

We expect to meet our ongoing working capital, acquisition, debt service, and capital expenditure needs presently and for the next twelve months from a combination of our cash on hand, cash flow from operating activities and cash available under our credit facility, which is not scheduled to mature until July 2012.  Our capital budget for the remainder of 2011 anticipates capital expenditures of approximately $12.0 to $14.0 million.

Contractual Obligations and Commitments

For information concerning contractual obligations, see the caption “Contractual Obligations and Commitments” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows.  We are exposed to market risk primarily due to fluctuations in interest rates.  We do not utilize any particular strategy or instruments to manage our interest rate risk.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2011.  Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors.

There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission on March 11, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	None.
(c)	The following table sets forth information for the three months ended March 31, 2011 with respect to repurchases of our outstanding common stock:

Period	Total # of Shares Repurchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of Publicly Announced Program	Maximum # of Shares that May Yet Be Purchased Under the Program
01/01/11 - 01/31/11	5,496	$16.48	-	-
02/01/11 - 02/28/11	-	-	-	-
03/01/11 - 03/31/11	-	-	-	-
  The shares were forfeited by officers of the Company in payment of taxes due upon vesting of restricted shares of common stock.

Item 3.  Defaults Upon Senior Securities.

  None.

Item 4.  Reserved.

Item 5.  Other Information.

  None.

Item 6.  Exhibits.

  See Exhibit Index.

  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Charles and State of Missouri on the 6th day of May, 2011.

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

10.1+
Form of Employment Agreement dated effective as of January 1, 2011 between LMI Aerospace, Inc. and each of Ronald S. Saks, Lawrence E. Dickinson, Michael J. Biffignani and Cynthia G. Maness previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on February 22, 2011 and incorporated herein by reference.

10.2+
Employment Agreement dated effective as of January 1, 2011 between LMI Aerospace, Inc. and Robert T. Grah previously filed as Exhibit 10.2 to the Registrant’s Form 8-K filed on February 22, 2011 and incorporated herein by reference.

10.3+
Employment and Educational Leave Agreement dated effective as of January 1, 2011 between D3 Technologies, Inc. and Ryan P. Bogan previously filed as Exhibit 10.3 to the Registrant’s Form 8-K filed on February 22, 2011 and incorporated herein by reference.

10.4+
First Amendment to Employment Agreement dated effective as of December 31, 2010 between D3 Technologies, Inc. and Richard L. Johnson previously filed as Exhibit 10.4 to the Registrant’s Form 8-K filed on February 22, 2011 and incorporated herein by reference.

10.5+
Second Amendment to Employment Agreement dated effective as of February 22, 2011 between D3 Technologies, Inc. and Richard L. Johnson previously filed as Exhibit 10.5 to the Registrant’s Form 8-K filed on February 22, 2011 and incorporated herein by reference.

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