Form 10-Q
period 2011-06-30
LMI AEROSPACE INC
filed 2011-08-08
CIK 1059562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011.
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

On August 1, 2011, there were 11,878,583 shares of our common stock, par value $0.02 per share, outstanding.

LMI AEROSPACE, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDING JUNE 30, 2011

PART I
FINANCIAL INFORMATION
Item 1.  Financial Statements.

LMI Aerospace, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$7,531	$1,947
Trade accounts receivable, net of allowance of $280 at June 30, 2011 and $253 at December 31, 2010	38,053	34,006
Inventories	48,604	45,148
Prepaid expenses and other current assets	2,113	2,729
Deferred income taxes	3,309	3,846
Total current assets	99,610	87,676

Property, plant and equipment, net	23,372	21,346
Goodwill	49,102	49,102
Intangible assets, net	18,635	20,827
Other assets	558	898
Total assets	$191,277	$179,849

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$10,787	$7,898
Accrued expenses	10,701	11,246
Short-term deferred gain on sale of real estate	233	233
Current installments of long-term debt and capital lease obligations	93	181
Total current liabilities	21,814	19,558

Long-term deferred gain on sale of real estate	2,957	3,073
Long-term debt and capital lease obligations, less current installments	-	28
Deferred income taxes	7,427	7,427
Total long-term liabilities	10,384	10,528

Shareholders’ equity:
Common stock, $0.02 par value per share; authorized 28,000,000 shares; issued 12,123,259 and 12,075,030 shares at June 30, 2011 and December 31, 2010, respectively	242	242
Preferred stock, $0.02 par value per share; authorized 2,000,000 shares; none issued at either date	-	-
Additional paid-in capital	74,295	73,440
Treasury stock, at cost, 254,142 shares at June 30, 2011 and 301,772 shares at December 31, 2010	(1,206)	(1,432)
Retained earnings	85,748	77,513
Total shareholders’ equity	159,079	149,763
Total liabilities and shareholders’ equity	$191,277	$179,849

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Sales and service revenue
Product sales	$39,044	$36,657	$76,398	$76,901
Service revenue	24,304	19,288	47,849	39,459
Net sales	63,348	55,945	124,247	116,360
Cost of sales and service revenue
Cost of product sales	27,857	27,030	54,506	56,546
Cost of service revenue	20,246	15,690	39,938	32,183
Cost of sales	48,103	42,720	94,444	88,729
Gross profit	15,245	13,225	29,803	27,631

Selling, general and administrative expenses	8,523	7,763	17,174	15,803
Income from operations	6,722	5,462	12,629	11,828

Other expense:
Interest expense, net	(118)	(167)	(255)	(394)
Other, net	(585)	(41)	(562)	(45)
Total other expense	(703)	(208)	(817)	(439)

Income before income taxes	6,019	5,254	11,812	11,389
Provision for income taxes	2,053	1,918	3,577	4,157

Net income	$3,966	$3,336	$8,235	$7,232

Amounts per common share:
Net income per common share	$0.34	$0.29	$0.71	$0.63

Net income per common share assuming dilution	$0.34	$0.29	$0.70	$0.62

Weighted average common shares outstanding	11,548,139	11,416,021	11,528,776	11,393,022

Weighted average dilutive common shares outstanding	11,747,230	11,640,826	11,721,361	11,603,850

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Operating activities:
Net income	$8,235	$7,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,570	3,715
Intangible asset impairment	1,163	-
Contingent consideration write-off	(1,235)	-
Charges for inventory obsolescence and valuation adjustments	577	514
Restricted stock compensation	558	917
Deferred taxes	537	57
Other noncash items	287	(192)
Changes in operating assets and liabilities:
Trade accounts receivable	(4,077)	1,228
Inventories	(4,033)	885
Prepaid expenses and other assets	(17)	121
Current income taxes	753	-
Accounts payable	1,889	540
Accrued expenses	1,155	2,182
Net cash provided by operating activities	9,362	17,199
Investing activities:
Additions to property, plant and equipment	(4,592)	(4,465)
Other, net	8	11
Net cash used by investing activities	(4,584)	(4,454)
Financing activities:
Principal payments on long-term debt and notes payable	(116)	(193)
Advances on revolving line of credit	-	13,177
Payments on revolving line of credit	-	(25,963)
Changes in outstanding checks in excess of bank deposits	1,000	481
Other, net	(78)	51
Net cash (used) provided by financing activities	806	(12,447)
Net increase in cash and cash equivalents	5,584	298
Cash and cash equivalents, beginning of year	1,947	31
Cash and cash equivalents, end of quarter	$7,531	$329

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2011

1.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair representation have been included.  Operating results for the three months and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions.  These estimates and assumptions affect the reported amounts in the financial statements and accompanying notes.  Actual results could differ from these estimates.

 Pre-Contract and Pre-Production Costs under Long-Term Supply Contracts

The accounting policies remain consistent with the disclosure in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  This disclosure is to add clarification to the revenue recognition and pre-production costs accounting policies.

The Company accounts for certain long-term contracts utilizing the contract accounting method.  Under this guidance, the Company capitalizes costs associated with its performance under these executed contracts, which generally include design and development costs.  In certain circumstances, the Company capitalizes costs incurred prior to the execution of the contract with the customer.  These circumstances are limited to instances in which the Company has substantially negotiated the terms and conditions of the anticipated contract with its customers and concluded that their recoverability from the anticipated contract is probable.  As these costs are directly associated with a specific anticipated contract and they are concluded to be recoverable under that anticipated contract, the Company has capitalized these amounts.

The Company may incur design and development costs prior to the production phase of contracts that are outside the scope of the contract accounting method. These pre-production costs are generally related to costs the Company incurs to design and build tooling that is owned by the customer and design and engineering services.  The Company receives the non-cancellable right to use these tools to build the parts as specified in a contractual agreement and therefore has capitalized these costs.  In certain instances, the Company enters into agreements with its customers that provide it a contractual guarantee for reimbursement of design and engineering services incurred prior to the production phase of a contract.  Due to the contractual guarantee, the Company capitalizes the costs of these services.  The pre-production costs are amortized to cost of sales over the life of the contractual agreement.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2011

Reclassifications

Certain reclassifications have been made to the prior period cash flow statement in order to conform to current period presentation.

Revisions

During the third quarter of 2010, the Company identified certain costs that were improperly presented in the cost of service revenue line item in the Condensed Consolidated Statement of Operations that should have been presented in the cost of product sales line item for three and six months ended June 30, 2010.  The three and six month periods ended June 30, 2011 appropriately reflects those costs in the line items.  This revision had no impact on total cost of sales, consolidated gross profit, income from operations or net income for the periods affected.  Furthermore, the revision had no impact to the Condensed Consolidated Balance Sheet, Condensed Consolidated Statement of Cash Flows, the Notes to the Condensed Consolidated Financial Statements, or Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Form 10-Q for the period ending June 30, 2010.  The Company assessed the impact of the adjustment on the Company’s financial statements for this period and concluded that they are not materially misstated.  The following table illustrates the changes that have been made to the Company’s Condensed Consolidated Statement of Operations for the three and six month periods ended June 30, 2010:

	For the three months ended		For the six months ended
	ended June 30, 2010		ended June 30, 2010
	As Previously	As	As Previously	As
	Presented	Revised	Presented	Revised
Sales and service revenue
Product sales	$36,657	$36,657	$76,901	$76,901
Service revenue	19,288	19,288	39,459	39,459
Net sales	55,945	55,945	116,360	116,360
Cost of sales and service revenue
Cost of product sales	25,021	27,030	52,797	56,546
Cost of service revenue	17,699	15,690	35,932	32,183
Cost of sales	42,720	42,720	88,729	88,729
Gross profit	$13,225	$13,225	$27,631	$27,631

Recent Accounting Standards

In May 2011, an update was made by the Financial Accounting Standards Board (“FASB”) to achieve common fair value measurement and disclosure requirements in U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”).  It provides amendments to the definition of fair value and the market participant concept, grants an exception for the measurement of financial instruments held in a portfolio with certain offsetting risks, and modifies most disclosures.  The changes in disclosures include, for all Level 3 fair value measurements, quantitative information about significant unobservable inputs used and a description of the valuation processes in place.  The new guidance also requires disclosure of the highest and best use of a nonfinancial asset.  This standard will be effective prospectively during interim and for annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.  The adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2011

2.  Assets and Liabilities Measured at Fair Value on a Recurring Basis

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  A fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).  The three levels of the fair value hierarchy are described as follows:

Level 1:	Quoted prices in active markets for identical assets or liabilities

Level 2:
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Following is a description of the valuation methodologies used for assets measured at fair value, which is included in cash and cash equivalents.  There have been no changes in the methodologies used at June 30, 2011.  There were no such assets at December 31, 2010.

Fidelity Institutional Money Market: Valued at the closing price reported on the active markets on which the individual securities are traded (Level 1).

	Assets at Fair Value as of June 30, 2011
	Level 1	Level 2	Level 3	Total
Money market	$7,502	$-	$-	$7,502

3.  Inventories

Inventories consist of the following:

	June 30,	December 31,
	2011	2010

Raw materials	$8,404	$9,016
Work in progress	10,477	7,972
Manufactured and purchased components	13,062	11,422
Finished goods	13,889	13,424
Product inventory	45,832	41,834
Capitalized contract costs	2,772	3,314
Total inventories	$48,604	$45,148

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2011

Inventoried costs include capitalized contract costs relating to programs and contracts with long-term production cycles, a portion of which is not expected to be realized within one year.  The Company believes these amounts will be fully recovered.

4.  Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

		Fair Value Measurements Using
	June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	For the Six Months Ended 6/30/2011 Total Gains
Description	2011	(Level 1)	(Level 2)	(Level 3)	(Losses)
Intangible assets, net	$18,635	$-	$-	$18,635	$(1,163)
Contingent consideration	-	-	-	-	1,235
					72

During the first quarter of 2011, a triggering event occurred with regard to a certain proprietary technology intangible asset with the failure to conclude the possible sale of a product line.  The Company did not have plans to utilize this technology in the near term and believes the current market for the product line to be limited; thus, utilizing the income approach with a level 3 valuation, the Company expected zero cash flows.  As such, a full impairment loss of $1,163 was recognized as of March 31, 2011.  The impairment loss was recognized in the Aerostructures segment in the selling, general and administrative expenses line of the Condensed Consolidated Statement of Operations.

Included in accrued liabilities as of December 31, 2010 was $1,235 of contingent consideration, representing the fair value of the amount payable to former Intec shareholders if certain sales targets were achieved by Intec or if proceeds from the sale of certain portions of Intec exceeded a pre-established threshold by March 31, 2011.  This amount was calculated utilizing an income approach with a level 3 valuation where the Company analyzed expected future cash flows of likely scenarios as of December 31, 2010.  Neither the sales targets nor the sale of certain portions of Intec’s business occurred by March 31, 2011.  As such, the $1,235 of contingent consideration was deemed not to be owed, and a benefit was recorded in the selling, general and administrative expenses line of the Condensed Consolidated Statement of Operations.

5.  Goodwill and Intangible Assets

Goodwill

Goodwill balances at June 30, 2011 and December 31, 2010 consisted of $42,908 from the acquisition of D3 Technologies, Inc. (“D3”) in July 2007 and $6,194 from the acquisition of Integrated Technologies, Inc. (“Intec”) in January 2009.  These goodwill balances are not deductible for tax purposes.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2011

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

	June 30,	December 31,
	2011	2010

Trademarks	$4,582	$4,582
Customer intangible assets	21,515	21,515
Other	582	2,082
Accumulated amortization	(8,044)	(7,352)
Intangible assets, net	$18,635	$20,827

Intangibles amortization expense was $496 and $535 for the three months ended June 30, 2011 and 2010, respectively, and $2,192 and $1,073 for the six months ended June 30, 2011 and 2010, respectively.  The expense for the six month period ended June 30, 2011 includes $1,163 for the impairment loss discussed in Note 4.  Estimated annual amortization expense for the balance of 2011 and the next five years and thereafter is as follows:

Year ending December 31,
	2011	(1)	$993
	2012		1,975
	2013		1,891
	2014		1,773
	2015		1,678
	2016		1,521
	Thereafter		4,582
	Nonamortizeable		4,222
			$18,635

(1)	Represents amortization expense for the remainder of 2011.

The carrying value of goodwill and intangible assets with indefinite lives is assessed at least annually, during the fourth quarter, unless a triggering event occurs, and an impairment charge is recorded if appropriate.  See Note 4 for discussion of the triggering event that occurred in the first quarter of 2011.  There were no triggering events in the second quarter of 2011.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2011

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerators
Net income	$3,966	$3,336	$8,235	$7,232
Denominators
Weighted average common shares - basic	11,548,139	11,416,021	11,528,776	11,393,022

Dilutive effect of restricted stock	199,091	218,619	192,585	204,729
Dilutive effect of employee stock options	-	6,186	-	6,099

Weighted average common shares - diluted	11,747,230	11,640,826	11,721,361	11,603,850

Basic earnings per share	$0.34	$0.29	$0.71	$0.63

Diluted earnings per share	$0.34	$0.29	$0.70	$0.62

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

The Company did not make any share-based grants or awards, except for restricted stock awards as disclosed below, for the three months and six months ended June 30, 2011 and 2010, respectively.  All share-based grants or awards are subject to a time-based vesting schedule.

All outstanding stock options at December 31, 2010 were exercised on or before January 19, 2011 at an exercise price of $2.00 per share.  The aggregate intrinsic value of options exercised during the six months ended June 30, 2011 and 2010, based upon the market price on the exercise date, was approximately $126 and $239, respectively.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2011

A summary of the activity for non-vested restricted stock awards as of June 30, 2011 and changes during the six-month period is presented below:

	2011
Restricted Stock Awards	Shares	Weighted Average Grant Date
Outstanding at January 1	320,671	$18.45
Granted	64,366	18.38
Vested	(62,934)	23.68
Forfeited	(10,534)	23.07
Outstanding at June 30	311,569	$17.23

Stock compensation expense related to restricted stock awards granted under the Plan was $183 and $450 for the three months ended June 30, 2011 and 2010, respectively, and $558 and $917 for the six months ended June 30, 2011 and 2010, respectively.

Total unrecognized compensation costs related to non-vested share-based compensation awards granted or awarded under the Plan were $2,370 and $1,781 at June 30, 2011 and December 31, 2010, respectively.  These costs are expected to be recognized over a weighted average period of 1.1 years and 1.0 years, respectively.

8.  Business Segment Information

The Company is organized into two reportable segments: the Aerostructures segment and the Engineering Services segment.  The Aerostructures segment fabricates, machines, finishes, integrates, assembles and kits formed, close-tolerance aluminum and specialty alloy and composite components and higher level assemblies for use by the aerospace, defense and technology industries.  The Engineering Services segment, comprised of the operations of D3, provides a complete range of design, engineering and program management services, supporting aircraft lifecycles from conceptual design, analysis and certification through production support, fleet support and service life extensions via a complete turnkey engineering solution.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2011

Corporate assets, liabilities and expenses related to the Company’s corporate offices, except for interest expense and income taxes, primarily support the Aerostructures segment.  The table below presents information about reported segments on the basis used internally to evaluate segment performance:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net sales:
Aerostructures	$40,829	$38,226	$80,279	$79,451
Engineering Services	23,095	17,992	45,563	37,219
Eliminations	(576)	(273)	(1,595)	(310)
	$63,348	$55,945	$124,247	$116,360

Income from operations:
Aerostructures	$4,534	$4,354	$8,753	$9,019
Engineering Services	2,313	1,197	3,970	2,873
Eliminations	(125)	(89)	(94)	(64)
	$6,722	$5,462	$12,629	$11,828

9.  Customer Concentration

Direct sales, through both of its business segments, to the Company’s largest customer, The Boeing Company accounted for 16.9% and 12.9% of the Company’s total revenues for the three months ended June 30, 2011 and 2010, respectively.  Direct sales to The Boeing Company accounted for 17.4% and 11.2% of the Company’s total revenues for the six months ended June 30, 2011 and 2010, respectively.  Accounts receivable balances based on direct sales related to The Boeing Company were 15.2% and 9.7% of the Company’s total accounts receivable balance at June 30, 2011 and December 31, 2010, respectively.

Direct sales, through its Aerostructures segment, to the Company’s second largest customer, Gulfstream Aerospace Corporation accounted for 16.5% and 17.7% of the Company’s total revenues for the three months ended June 30, 2011 and 2010, respectively.  Direct sales to Gulfstream Aerospace Corporation accounted for 16.8% and 17.0% of the Company’s total revenues for the six months ended June 30, 2011 and 2010, respectively.  Accounts receivable balances related to Gulfstream Aerospace Corporation were 13.5% and 10.1% of the Company’s total accounts receivable balance at June 30, 2011 and December 31, 2010, respectively.

Direct sales, through both of its business segments, to the Company’s third largest customer, Spirit Aerosystems accounted for 14.0% and 21.6% of the Company’s total revenues for the three months ended June 30, 2011 and 2010, respectively.  Direct sales to Spirit Aerosystems accounted for 14.8% and 20.6% of the Company’s total revenues for the six months ended June 30, 2011 and 2010, respectively.  Accounts receivable balances related to Spirit Aerosystems were 16.1% and 23.3% of the Company’s total accounts receivable balance at June 30, 2011 and December 31, 2010, respectively.

Direct sales, through both of its business segments, to the Company’s fourth largest customer in 2010, Triumph Group accounted for 10.3% of the Company’s total revenues for the three months ended June 30, 2010.  Direct sales to Triumph Group accounted for 10.8% of the Company’s total revenues for the six months ended June 30, 2010.

There were no customers with direct sales in excess of 10% for each statement of operations period presented, except the ones disclosed above.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2011

10.  Income Taxes

The Company’s effective tax rate for the three and six months ended June 30, 2011 was 34.1% and 30.3%, respectively.  The Company’s effective tax rate for the three and six months ended June 30, 2010 was 36.5%.  The six months ended June 30, 2011 rate reflects a $0.4 million lower tax expense due to a non-taxable gain associated with the write off of contingent consideration discussed in Note 4 related to the Intec acquisition.  Additionally, there was higher utilization of federal and state tax credits compared to the estimated utilization for the three and six months ended June 30, 2010.

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

Overview

We are a leading provider of design engineering services, structural assemblies, kits and components to the aerospace, defense and technology markets.  We primarily sell our products and services to the large commercial, corporate and regional aircraft, and military aircraft markets.  Historically, our business was primarily dependent on the large commercial aircraft market, specifically with one principal customer.  In order to diversify our product and customer base, we implemented an acquisition and marketing strategy in the late 1990s that has broadened the number of industries to which we sell our products and services and, within the aerospace industry, diversified our customer base to reduce our dependence on any one principal customer.  Our acquisition of D3 in 2007 and Intec in 2009 were in furtherance of our growth strategy of increasing the array of value-added services and solutions that we offer to our customers.  We believe that original equipment manufacturers and Tier 1 aerospace companies will continue the trend of selecting their suppliers based upon the breadth of more complex and sophisticated design and manufacturing capabilities and value-added services and the ability of their suppliers to manage large production programs.

Results of Operations

Three months ended June 30, 2011 compared to June 30, 2010

The following table is a summary of our operating results for the three months ended June 30, 2011 and 2010, respectively:

	Three Months Ended
	June 30, 2011
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$40.8	$23.1	$(0.6)	$63.3
Cost of sales	29.6	19.0	(0.5)	48.1
Gross profit	11.2	4.1	(0.1)	15.2
S, G, & A	6.7	1.8	-	8.5
Income from operations	$4.5	$2.3	$(0.1)	$6.7

	Three Months Ended
	June 30, 2010
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$38.2	$18.0	$(0.2)	$56.0
Cost of sales	28.0	14.9	(0.2)	42.7
Gross profit	10.2	3.1	-	13.3
S, G, & A	5.9	1.9	-	7.8
Income from operations	$4.3	$1.2	$-	$5.5

Aerostructures Segment

Net Sales.  The following table specifies the amount of the Aerostructures segment’s net sales by category for the second quarter of 2011 and 2010 and the percentage of total net sales for each period represented by each category.

	Three Months Ended June 30,
Category	2011	% of Total	2010	% of Total
	($ in millions)
Large commercial aircraft	$16.4	40.2%	$15.2	39.8%
Corporate and regional aircraft	12.5	30.6%	12.3	32.2%
Military	8.9	21.8%	8.1	21.2%
Other	3.0	7.4%	2.6	6.8%
Total	$40.8	100.0%	$38.2	100.0%

Net sales for the second quarter of 2011 were $40.8 million, up 6.8% from $38.2 million in the second quarter of 2010.  Increases occurred in all categories.

Net sales of products used in large commercial aircraft were $16.4 million for the second quarter of 2011 compared to $15.2 million for the second quarter of 2010, an increase of $1.2 million, or 7.9%.  This increase primarily resulted from a $1.2 million increase in the wing modification and winglet programs from $3.3 million in the second quarter of 2010 to $4.5 million in the second quarter of 2011.  The increase included a $0.6 million increase in the 737 wing modification and winglet program and a $0.3 million increase for a similar program on the 757 platform, both of which were new programs in 2011.  Sales related to the 777 decreased from $2.6 million in the second quarter of 2010 to $2.1 million in the second quarter of 2011, a decrease of $0.5 million, primarily due to nonrecurring tooling sales of $0.8 million in 2010.

Net sales of components for corporate and regional aircraft were $12.5 million for the second quarter of 2011 compared to $12.3 million for the second quarter of 2010, an increase of $0.2 million, or 1.6%.  This increase was primarily driven by the new G650 aircraft at Gulfstream with net sales related to this aircraft reaching $1.7 million in the quarter ended June 30, 2011 compared to $0.6 million in the second quarter of 2010.  This increase was offset by $0.7 million decrease in sales to various divisions of Bombardier from $1.3 million in the second quarter of 2010 to $0.6 million in the second quarter of 2011.  This decrease was due to a business decision to stop performing certain machining operations for the customer.

Military products generated $8.9 million of net sales in the second quarter of 2011 compared to $8.1 million in the second quarter of 2010, an increase of $0.8 million, or 9.9%.  This increase was due to volume increases across all military platforms, the most significant of which is the Blackhawk program, which generated $7.3 million in the second quarter of 2011 compared to $7.2 million in the second quarter of 2010.

Other products generated $3.0 million in net sales in the second quarter of 2011 compared to $2.6 million in the second quarter of 2010, an increase of $0.4 million, or 15.4%.  The increase in other products was primarily due to $0.9 million in sales during the second quarter of 2011 for a program which was just beginning to ramp up in the second quarter of 2010.  The Company expects to exit this program during the last half of 2011.  This increase was offset by a $0.5 million decrease in technology product sales from $1.0 million in the second quarter of 2010 to $0.5 million in the second quarter of 2011.

Cost of Goods Sold.  Cost of goods sold includes the Company’s labor, material and overhead costs associated with the manufacture of inventory sold to customers.  Cost of goods sold for the second quarter of 2011 was $29.6 million compared to $28.0 million for the second quarter of 2010.  The $1.6 million increase in cost of sales was primarily driven by the higher sales in the second quarter of 2011 compared to the same quarter in 2010.  Further contributing to the increased costs were the increase in freight costs from $0.5 million in the second quarter of 2010 to $0.8 million in the second quarter of 2011.  Production efficiencies helped to offset these higher costs.

Gross Profit.  Gross profit for the second quarter of 2011 was $11.2 million (27.5% of net sales) compared to $10.2 million (26.7% of net sales) in the second quarter of 2010.  The improvement in gross profit stems almost entirely from the increased sales mentioned above.  The remainder of the gross margin improvement is primarily from increased production levels as we build inventory to support higher sales levels and future production rate increases.  The increase in production caused fixed costs to be allocated to a larger amount of production, thus decreasing unit costs and improving gross margin percentage.  Offsetting these gross profit improvements was the impact of $0.6 million in negative margins on the 777 program and a separate other products customer program.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $6.7 million (16.4% of net sales) for the second quarter of 2011 compared to $5.9 million (15.4% of net sales) for the second quarter of 2010.  Personnel costs increased from $3.5 million in the second quarter of 2010 to $4.0 million in the second quarter of 2011, primarily due to a continued increase in head count in anticipation of growth and some severance costs.

Engineering Services Segment

Net Sales. The following table specifies the amount of the Engineering Services segment’s net sales by category for the second quarter of 2011 and 2010 and the percentage of the segment’s total net sales represented by each category.

	Three Months Ended June 30,
Category	2011	% of Total	2010	% of Total
	($ in millions)
Large commercial aircraft	$8.4	36.4%	$7.7	42.8%
Corporate and regional aircraft	6.7	29.0%	5.7	31.7%
Military	4.7	20.3%	3.9	21.6%
Other	3.3	14.3%	0.7	3.9%
Total	$23.1	100.0%	$18.0	100.0%

Net sales for the Engineering Services segment were $23.1 million for the second quarter of 2011 as compared to $18.0 million for the second quarter of 2010, an increase of $5.1 million, or 28.3%.  Increases occurred in all categories.

Net sales for services for large commercial aircraft were approximately $8.4 million in the second quarter of 2011, up $0.7 million, or 9.1%, from $7.7 million in the second quarter of 2010.  The increase primarily resulted from increases, totaling $1.4 million, related to multiple programs, the most significant being a $0.6 million increase in an integrated testing program.  These increases were offset by a $0.5 million decrease in the 747-8 platform, which earned revenues of $2.1 million in the second quarter of 2011 compared to $2.6 million in the second quarter of 2010.

Net sales for services supporting corporate and regional aircraft, the majority of which relates to the development of new and re-designed aircraft, were $6.7 million in the second quarter of 2011 compared to $5.7 million for the second quarter of 2010, an increase of $1.0 million, or 17.5%.  This increase primarily resulted from $3.5 million in increased engineering efforts on two new customer platforms related to the development of two new aircraft.  These increases were offset by a $1.5 million decline in the Mitsubishi Regional Jet program and a $1.1 million decrease in the G650 program as the design phase of these projects are maturing.  A portion of the Mitsubishi Regional Jet decrease is attributable to a $0.5 million cumulative catch-up adjustment required during the second quarter of 2011 due to estimated higher costs to complete.

Net sales of services for military programs were $4.7 million in the second quarter of 2011, up $0.8 million, or 20.5%, from $3.9 million in the second quarter of 2010.  The increase in military sales primarily resulted from the new contract for the 767 Tanker program, which generated $1.3 million in revenue in the second quarter of 2011.  This increase was offset by a $0.7 million decrease in the CH53 program, which generated $0.7 million in the second quarter of 2010 and no significant revenue in the second quarter of 2011.

Net sales related to design and delivery of tooling on various programs supporting commercial aircraft were $3.3 million for the second quarter of 2011, up $2.6 million, or 371.4% as compared to $0.7 million in the second quarter of 2010.  This increase was primarily due to $1.8 million generated in the second quarter of 2011 on a new 747 LCF tooling project.

Cost of Goods Sold.  Cost of goods sold for the second quarter of 2011 was $19.0 million compared to $14.9 million for the second quarter of 2010.  In an effort to meet our increased sales demand, we have increased our head count, resulting in an increase of $2.5 million in salary and fringe benefit costs in the second quarter of 2011.  The remainder of the increase was driven by an aggregate increase of $1.5 million in various other subcontract costs for a total of $3.1 million in the second quarter of 2011.

Gross Profit.  Gross profit for the second quarter of 2011 was $4.1 million (17.7% of net sales) compared to $3.1 million (17.2% of net sales) in the second quarter of 2010.  The increase in gross profit from the second quarter of 2010 to the second quarter of 2011 was due to higher utilization of project personnel.  This increase was offset by a $0.5 million decrease in gross profit realized on the Mitsubishi Regional Jet as discussed above.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the second quarter of 2011 were $1.8 million, a $0.1 million decrease from $1.9 million in the second quarter of 2010.  The decline was primarily due to a reduction in stock compensation expense.

Non-segment Expenses

Interest Expense, net.  Net interest expense was $0.1 million for the second quarter of 2011 and $0.2 million for the second quarter of 2010.  The higher expense in 2010 was due to higher debt levels which have been repaid since that time.

Other Expense, net.  Other expense, net increased to $0.6 million in the second quarter of 2011.  This increase included $0.6 million in non-recurring costs incurred related to potential financing transactions we have decided not to pursue.

Income Tax Expense.  During the second quarter of 2011, we recorded income tax expense of $2.1 million compared to $1.9 million in the second quarter of 2010.  The effective tax rate for the second quarter of 2011 and 2010 was 34.1% and 36.5%, respectively, due to higher utilization of federal and state tax credits compared to the estimated utilization in the second quarter of 2010.

Six months ended June 30, 2011 compared to June 30, 2010

The following table is a summary of our operating results for the six months ended June 30, 2011 and 2010, respectively:

	Six Months Ended
	June 30, 2011
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$80.2	$45.6	$(1.6)	$124.2
Cost of sales	58.3	37.6	(1.5)	94.4
Gross profit	21.9	8.0	(0.1)	29.8
S, G, & A	13.2	4.0	-	17.2
Income from operations	$8.7	$4.0	$(0.1)	$12.6

	Six Months Ended
	June 30, 2010
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$79.5	$37.2	$(0.3)	$116.4
Cost of sales	58.4	30.6	(0.3)	88.7
Gross profit	21.1	6.6	-	27.7
S, G, & A and other charges	12.1	3.8	-	15.9
Income from operations	$9.0	$2.8	$-	$11.8

Aerostructures Segment

Net Sales.  The following table specifies the amount of the Aerostructures segment’s net sales by category for the six months ended June 30, 2011 and 2010 and the percentage of total net sales for each period represented by each category.

	Six Months Ended June 30,
Category	2011	% of Total	2010	% of Total
	($ in millions)
Large commercial aircraft	$30.7	38.3%	$33.7	42.4%
Corporate and regional aircraft	24.8	30.9%	23.8	29.9%
Military	17.9	22.3%	17.4	21.9%
Other	6.8	8.5%	4.6	5.8%
Total	$80.2	100.0%	$79.5	100.0%

Net sales for the first six months of 2011 were $80.2 million, up 0.9% from $79.5 million in the first six months of 2010.  Increases occurred in the corporate and regional, military, and other products sectors.  These increases were partially offset by a decrease in the large commercial aircraft sector.

Net sales of products used in large commercial aircraft were $30.7 million for the first six months of 2011 compared to $33.7 million for the first six months of 2010, a decrease of $3.0 million, or 8.9%.  This decrease primarily resulted from a $3.1 million decline in net sales of 767 aftermarket wing modification products from $8.3 million in the first six months of 2010 to $5.2 million in the first six months of 2011 due to lower demand, primarily in the first quarter, for retrofit of the existing fleet.  Sales related to the 747 program decreased $2.2 million from $7.1 million in the first six months of 2010 to $4.9 million in the first six months of 2011.  This decline is primarily attributable to the absence, during the first quarter of 2011, of a portion of a floor beam kitting program and lower demand for product as the new 747-8 platform starts up at Boeing.  These declines were offset by sales related to the 737 program, which increased $1.5 million from $12.3 million in the first six months of 2010 to $13.8 million in the first six months of 2011 as a result of a new customer in the 737 wing modification and winglet program beginning in January of 2011.  Sales related to the 767 platform, excluding wing modification products, also increased $0.7 million from $1.0 million in the first six months of 2010 to $1.7 million in the first six months of 2011, as the customer’s production rates almost doubled from 12 to 21 units per year.

Net sales of components for corporate and regional aircraft were $24.8 million for the first six months of 2011 compared to $23.8 million for the first six months of 2010, an increase of $1.0 million, or 4.2%.  This increase was primarily driven by the new G650 aircraft at Gulfstream with net sales related to this aircraft reaching $3.1 million for the first six months of 2011 compared to $0.9 million in the first six months of 2010.  This increase was offset by $0.9 million decrease in sales to various divisions of Bombardier from $2.0 million in the first six months of 2010 to $1.1 million in the first six months of 2011.  This decrease was due to a business decision to stop performing certain machining operations for the customer.

Military products generated $17.9 million of net sales in the first six months of 2011 compared to $17.4 million in the first six months of 2010, an increase of $0.5 million, or 2.9%.  This increase was due to volume increases across all military platforms, the most significant of which is the Blackhawk program, which generated $15.1 million in the first six months of 2011 compared to $14.9 million in the first six months of 2010.

Other products generated $6.8 million in net sales in the first six months of 2011 compared to $4.6 million in the first six months of 2010, an increase of $2.2 million, or 47.8%.  This increase was primarily the result of an increase of $1.1 million in sales by Intec from $2.6 million in the first six months of 2010 to $3.7 million in first six months of 2011.  The increase in other products was also due to $1.6 million in sales related to one program during the first six months of 2011.  These increases were offset by a $0.2 million decrease in technology product sales from $1.6 million in the first six months of 2010 to $1.4 million in the first six months of 2011.

Cost of Goods Sold.  Cost of goods sold for the first six months of 2011 was $58.3 million compared to $58.4 million for the first six months of 2010.  Cost of sales decreased slightly despite a small increase in net sales.  This slight decrease was attributable to production efficiencies, which more than offset higher freight costs of $0.4 million.

Gross Profit.  Gross profit for the first six months of 2011 was $21.9 million (27.3% of net sales) compared to $21.1 million (26.5% of net sales) in the first six months of 2010.  The gross margin improvement resulted primarily from increased production levels as we built inventory to support higher sales levels and future production rate increases.  The increase in production caused fixed costs to be allocated to a larger amount of production, thus decreasing unit costs and improving gross margin percentage.  Offsetting these gross improvements were the additional freight costs of $0.4 million and the impact of $1.3 million in negative margin on the 777 program and a separate other products customer program.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $13.2 million (16.5% of net sales) for the first six months of 2011 compared to $12.1 million (15.2% of net sales) for the first six months of 2010.  The increase in selling, general and administrative expenses was primarily due to additions of personnel in anticipation of growth and some severance costs, which resulted in a $0.7 million increase in personnel related expenses.  Amortization expenses increased by $1.2 million as a result of the impairment of an intangible, but this increase was offset by a $1.2 million decrease in other miscellaneous expenses that resulted from a reversal of the liability related to the contingent consideration to the former shareholders of Intec.

Engineering Services Segment

Net Sales. The following table specifies the amount of the Engineering Services segment’s net sales by category for the first six months of 2011 and 2010 and the percentage of the segment’s total net sales represented by each category.

	Six Months Ended June 30,
Category	2011	% of Total	2010	% of Total
	($ in millions)
Large commercial aircraft	$17.5	38.4%	$14.2	38.2%
Corporate and regional aircraft	12.9	28.3%	10.7	28.8%
Military	9.1	20.0%	11.3	30.4%
Other	6.1	13.3%	1.0	2.6%
Total	$45.6	100.0%	$37.2	100.0%

Net sales for the Engineering Services segment were $45.6 million for the first six months of 2011 as compared to $37.2 million for the first six months of 2010, an increase of $8.4 million, or 22.6%.  Increases occurred in the large commercial, corporate and regional and other products sectors.  These increases were partially offset by a decrease in the military aircraft sector.

Net sales for services for large commercial aircraft were approximately $17.5 million in the first six months of 2011, up $3.3 million, or 23.2%, from $14.2 million in the first six months of 2010.  The increase primarily resulted from three programs.  The integrated testing project generated $2.3 million more revenue in the first six months of 2011 compared to the first six months of 2010.  Increases were also noted on the Airbus 350 platform, which increased by $1.4 million, and the 787 platform, which increased $0.9 million.  These increases were offset by the reduced requirement for the 747-8 platform, which decreased by $0.9 million.

Net sales for services supporting corporate and regional aircraft, the majority of which relates to the development of new and re-designed aircraft, were $12.9 million in the first six months of 2011 compared to $10.7 million for the first six months of 2010, an increase of $2.2 million, or 20.6%.  Net sales for the development of two new platforms generated $5.0 million higher revenue in 2011 primarily due to increased engineering efforts.  These increases were offset by a $1.3 million decline in net sales for the Mitsubishi Regional Jet, and a $1.5 million decrease in the G650 program as the design phase of these projects are maturing.  A portion of the Mitsubishi Regional Jet decrease is also attributable to $0.5 million cumulative catch-up adjustment made to the estimated earnings at completion during the second quarter of 2011.

Net sales of services for military programs were $9.1 million in the first six months of 2011, down $2.2 million, or 19.5%, from $11.3 million in the first six months of 2010.  The decreased sales of services for military programs resulted from the completion of requirements on the CH-53, which earned $4.5 million less revenue in the first six months of 2011 compared to the first six months of 2010.  This decrease was offset by an increase in revenues related to the new 767 tanker program, which generated $1.9 million in the first six months of 2011.

Net sales related to design and delivery of tooling on various programs supporting commercial aircraft were $6.1 million for the second quarter of 2011, up $5.1 million, or 510.0%, as compared to $1.0 million in the second quarter of 2010.  This increase was primarily due to $3.6 million generated in the first six months of 2011 on a new747 LCF tooling project.

Cost of Goods Sold.  Cost of goods sold for the first six months of 2011 was $37.6 million compared to $30.6 million for the first six months of 2010.  Our increased sales demand led us to hire additional project engineers, which resulted in an increase of $3.7 million in salary and fringe benefit costs in the first six months of 2011.  The remainder of the increase was driven by an aggregate increase of $3.2 million in various subcontract costs for a total of $5.9 million in the first six months of 2011.

Gross Profit.  Gross profit for the first six months of 2011 was $8.0 million (17.5% of net sales) compared to $6.6 million (17.7% of net sales) in the first six months of 2010.  The increase in gross profit from the first six months of 2010 to the first six months of 2011 was due to higher sales volume offset by the Mitsubishi Regional Jet program, which required a $0.5 million cumulative catch-up adjustment during the second quarter of 2011 due to estimated higher costs to complete.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the first six months of 2011 were $4.0 million (8.8% of net sales) compared to $3.8 million (10.2% of net sales) in the first six months of 2010.  The increase in selling, general and administrative expenses is primarily due to additions of personnel in anticipation of growth, which resulted in a $0.4 million increase in personnel related expenses.  This increase was offset by a $0.3 million decrease in restricted stock compensation expense.

Non-segment Expenses

Interest Expense, net.  Net interest expense was $0.3 million for the first six months of 2011 and $0.4 million for the first six months of 2010.  The higher expense in 2010 was due to increased borrowings, which were repaid throughout 2010.

Other Expense, net.  Other expense net increased to $0.6 million in the first six months of 2011.  This increase included a $0.6 million non-recurring cost related to potential financing transactions that we have decided not to pursue.

Income Tax Expense.  During the first six months of 2011, we recorded income tax expense of $3.6 million compared to $4.2 million in the first six months of 2010.  This decrease reflects a $0.4 million lower tax expense due to a non-taxable gain associated with the write off of contingent consideration discussed in Note 4 related to the Intec acquisition.  The effective tax rate for 2011 and 2010 was 30.3% and 36.5%, respectively, due to higher utilization of federal and state tax credits compared to the estimated utilization in the first six months of 2010.

Liquidity and Capital Resources

During the first six months of 2011, our operating activities generated $9.4 million of cash compared with the $17.2 million in the first six months of 2010.  Net cash provided by operating activities for the first six months of 2011 was favorably impacted by increased profitability but unfavorably impacted by increases in trade accounts receivable and inventories due to the increase in sales volume and the need to build inventory to support future production rate increases in Aerostructures’ large commercial aircraft and corporate and regional aircraft sectors.

Net cash used in investing activities was $4.6 million for the first six months of 2011 compared with $4.5 million in the first six months of 2010.  In the first six months of 2011 and 2010, cash was primarily used for the acquisition of capital equipment that was intended to improve our production capabilities and prepare for anticipated production rate increases.

Cash provided by financing activities was $0.8 million for the first six months of 2011 compared to $12.4 million in cash used by financing activities for the first six months of 2010.  Funds used in 2010 represent net cash payments on and advances from our revolving credit facility.  There was no activity on the revolving credit facility during the first six months of 2011.

The Company has a senior secured revolving credit facility in an aggregate principal amount of up to $80.0 million of which none was utilized at June 30, 2011.  The maturity date of the credit facility is July 31, 2012.  As of June 30, 2011, the Company believes that it was in compliance with all of its financial and non-financial covenants.  In addition, the Company has another line of credit agreement providing a revolving credit facility in the amount of up to $1.0 million at the base rate plus 1.125%, of which none was utilized at June 30, 2011.

We expect to meet our ongoing working capital, acquisition, debt service, and capital expenditure needs presently and for the next twelve months from a combination of our cash on hand, cash flow from operating activities and cash available under our credit facility, which is not scheduled to mature until July 2012.  Our capital budget for the remainder of 2011 anticipates capital expenditures of approximately $12.0 to $14.0 million.  We continue to explore opportunities to raise additional capital, as we look at opportunities to grow our business.

Contractual Obligations and Commitments

For information concerning contractual obligations, see the caption “Contractual Obligations and Commitments” in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows.  We are exposed to market risk primarily due to fluctuations in interest rates.  We do not currently utilize any particular strategy or instruments to manage our interest rate risk.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2011.  Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Reserved.

Item 5.  Other Information.

As previously disclosed, the Company agreed to an amendment to the employment agreement of Ronald S. Saks, Chief Executive Officer of the Company, effective as of July 11, 2011 (the “Amendment”), in order to align the base salary of the Chief Executive Officer with the salary of the Chief Operating Officer.  The terms of the Amendment have been embodied in an amendment to the employment agreement between Mr. Saks and the Company, a copy of which has been attached hereto as Exhibit 10.2.

Item 6.  Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Charles and State of Missouri on the 8th day of August, 2011.

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

10.1
Employment Agreement dated as of July 11, 2011 between LMI Aerospace, Inc. and Ryan P. Bogan previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed July 13, 2011 and incorporated herein by reference.

10.2	Amendment to Employment Agreement dated as of July 11, 2011 between LMI Aerospace, Inc. and Ronald S. Saks.

31.1	Rule 13a-14(a) Certification of Ronald S. Saks, Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Lawrence E. Dickinson, Vice President, Chief Financial Officer and Secretary.

32	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.ins	Instance Document

101.sch	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document

101.lab	XBRL Taxonomy Extension Label Linkbase Document

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document