Form 10-Q
period 2011-09-30
LMI AEROSPACE INC
filed 2011-11-08
CIK 1059562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011.
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

On October 31, 2011, there were 11,869,850 shares of our common stock, par value $0.02 per share, outstanding.

LMI AEROSPACE, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDING SEPTEMBER 30, 2011

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.
LMI Aerospace, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)
(Unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$8,298	$1,947
Trade accounts receivable, net of allowance of $263 at September 30, 2011 and $253 at December 31, 2010	39,732	34,006
Inventories	49,156	45,148
Prepaid expenses and other current assets	2,353	2,729
Deferred income taxes	2,927	3,846
Total current assets	102,466	87,676

Property, plant and equipment, net	25,237	21,346
Goodwill	49,102	49,102
Intangible assets, net	18,138	20,827
Other assets	2,401	898
Total assets	$197,344	$179,849

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$10,124	$7,898
Accrued expenses	12,480	11,246
Short-term deferred gain on sale of real estate	233	233
Current installments of long-term debt and capital lease obligations	57	181
Total current liabilities	22,894	19,558

Long-term deferred gain on sale of real estate	2,898	3,073
Long-term debt and capital lease obligations, less current installments	-	28
Long-term deferred revenue	799	-
Deferred income taxes	7,385	7,427
Total long-term liabilities	11,082	10,528

Shareholders’ equity:
Common stock, $0.02 par value per share; authorized 28,000,000 shares; issued 12,122,210 and 12,075,030 shares at September 30, 2011 and December 31, 2010, respectively	242	242
Preferred stock, $0.02 par value per share; authorized 2,000,000 shares; none issued at either date	-	-
Additional paid-in capital	74,506	73,440
Treasury stock, at cost, 254,142 shares at September 30, 2011 and 301,772 shares at December 31, 2010	(1,206)	(1,432)
Retained earnings	89,826	77,513
Total shareholders’ equity	163,368	149,763
Total liabilities and shareholders’ equity	$197,344	$179,849

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Sales and service revenue
Product sales	$42,704	$33,036	$119,102	$109,937
Service revenues	22,063	19,248	69,912	58,707
Net sales	64,767	52,284	189,014	168,644
Cost of sales and service revenue
Cost of product sales	31,316	24,553	85,822	81,099
Cost of service revenues	18,119	15,766	58,057	47,949
Cost of sales	49,435	40,319	143,879	129,048
Gross profit	15,332	11,965	45,135	39,596

Selling, general and administrative expenses	8,681	8,231	25,855	24,034
Income from operations	6,651	3,734	19,280	15,562

Other income (expense):
Interest expense, net	(255)	(160)	(510)	(554)
Other, net	(289)	55	(851)	10
Total other expense	(544)	(105)	(1,361)	(544)

Income before income taxes	6,107	3,629	17,919	15,018
Provision for income taxes	2,029	980	5,606	5,137

Net income	$4,078	$2,649	$12,313	$9,881

Amounts per common share:
Net income per common share	$0.35	$0.23	$1.07	$0.87

Net income per common share assuming dilution	$0.35	$0.23	$1.05	$0.85

Weighted average common shares outstanding	11,584,510	11,442,567	11,547,558	11,409,718

Weighted average dilutive common shares outstanding	11,755,055	11,655,193	11,732,989	11,623,058

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Operating activities:
Net income	$12,313	$9,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,351	5,520
Intangible asset impairment	1,163	-
Contingent consideration write-off	(1,235)	-
Restricted stock compensation	912	1,381
Charges for inventory obsolescence and valuation	722	1,004
Change in deferred tax assets and liabilities	877	-
Other noncash items	(5)	(277)
Changes in operating assets and liabilities:
Trade accounts receivable	(5,787)	2,584
Inventories	(4,730)	124
Prepaid expenses and other assets	(968)	811
Accounts payable	2,226	(1,294)
Accrued expenses	3,350	3,601
Net cash provided by operating activities	14,189	23,335
Investing activities:
Additions to property, plant and equipment	(7,723)	(5,931)
Other, net	(9)	(671)
Net cash used by investing activities	(7,732)	(6,602)
Financing activities:
Principal payments on long-term debt and notes payable	(152)	(264)
Advances on revolving line of credit	-	13,520
Payments on revolving line of credit	-	(30,520)
Other, net	46	534
Net cash used by financing activities	(106)	(16,730)
Net increase in cash and cash equivalents	6,351	3
Cash and cash equivalents, beginning of year	1,947	31
Cash and cash equivalents, end of quarter	$8,298	$34

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2011

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair representation have been included. Operating results for the three months and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission.

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

The Company may incur design and development costs prior to the production phase of contracts that are outside the scope of the contract accounting method. These pre-production costs are generally related to costs the Company incurs to design and build tooling that is owned by the customer and design and engineering services. The Company receives the non-cancellable right to use these tools to build the parts as specified in a contractual agreement and therefore has capitalized these costs. In certain instances, the Company enters into agreements with its customers that provide it a contractual guarantee for reimbursement of design and engineering services incurred prior to the production phase of a contract. Due to the contractual guarantee, the Company capitalizes the costs of these services. The pre-production costs are amortized to cost of sales over the shorter of the life of the contractual agreement or the related tooling.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2011

Recent Accounting Standards

In May 2011, an update was made by the Financial Accounting Standards Board (“FASB”) to achieve common fair value measurement and disclosure requirements in U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). It provides amendments to the definition of fair value and the market participant concept, grants an exception for the measurement of financial instruments held in a portfolio with certain offsetting risks, and modifies most disclosures. The changes in disclosures include, for all Level 3 fair value measurements, quantitative information about significant unobservable inputs used and a description of the valuation processes in place. The new guidance also requires disclosure of the highest and best use of a nonfinancial asset. This standard will be effective prospectively during interim and for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The adoption of this new standard on January 1, 2012, is not expected to have a significant impact on the Company’s consolidated financial statements.

In September 2011, an update was made by FASB to reduce the complexity and costs related to testing of goodwill impairment. This amendment allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it is necessary to perform the two-step goodwill impairment test, as currently required by GAAP. This amendment also improves previous guidance by expanding on examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not been issued. The Company plans to early adopt the update for the period ended December 31, 2011. The Company performs its annual goodwill impairment test during the fourth quarter. The adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

2.	Assets and Liabilities Measured at Fair Value on a Recurring Basis

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described as follows:

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Following is a description of the valuation methodologies used for assets measured at fair value, which is included in cash and cash equivalents. There have been no changes in the methodologies used at September 30, 2011. There were no such assets at December 31, 2010.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2011

Institutional Money Market: Valued at the closing price reported on the active markets on which the individual securities are traded (Level 1).

	Assets at Fair Value as of September 30, 2011
	Level 1	Level 2	Level 3	Total
Money market fund	$$2,501	$-	$-	$2,501

3.	Inventories

Inventories consist of the following:

	September 30,	December 31,
	2011	2010

Raw materials	$8,226	$9,016
Work in progress	9,052	7,972
Manufactured and purchased components	14,945	11,422
Finished goods	14,275	13,424
Product inventory	46,498	41,834
Capitalized contract costs	2,658	3,314
Total inventories	$49,156	$45,148

Inventoried costs include capitalized contract costs relating to programs and contracts with long-term production cycles, a portion of which is not expected to be realized within one year. The Company believes these amounts will be fully recovered.

4.	Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

		Fair Value Measurements Using
		Quoted			For the
		Prices in			Nine Months
		Active	Significant		Ended
		Markets for	Other	Significant	9/30/2011
		Identical	Observable	Unobservable	Total
	September 30,	Assets	Inputs	Inputs	Gains
Description	2011	(Level 1)	(Level 2)	(Level 3)	(Losses)
Intangible assets, net	$18,138	$-	$-	$18,138	$(1,163)
Contingent consideration	-	-	-	-	1,235
					72

During the first quarter of 2011, a triggering event occurred with regard to a certain proprietary technology intangible asset as a result of a failure to conclude a possible sale of a product line. The Company did not have plans to utilize this technology in the near term and believed the current market for the product line to be limited; thus, utilizing the income approach with a level 3 valuation, the Company expected zero cash flows. As such, a full impairment loss of $1,163 was recognized as of March 31, 2011. The impairment loss was recognized in the Aerostructures segment in the selling, general and administrative expenses line of the Condensed Consolidated Statement of Operations.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2011

Included in accrued liabilities as of December 31, 2010 was $1,235 of contingent consideration, representing the fair value of the amount payable to former Integrated Technologies, Inc. (“Intec”) shareholders if certain sales targets were achieved by Intec or if proceeds from the sale of certain portions of Intec exceeded a pre-established threshold by March 31, 2011. This amount was calculated utilizing an income approach with a level 3 valuation in which the Company analyzed expected future cash flows of likely scenarios as of December 31, 2010. Neither the sales targets nor the sale of certain portions of Intec occurred by March 31, 2011. As such, the $1,235 of contingent consideration was deemed not to be owed, and a benefit was recorded in the selling, general and administrative expenses line of the Condensed Consolidated Statement of Operations.

5.	Goodwill and Intangible Assets

Goodwill

Goodwill balances at September 30, 2011 and December 31, 2010 consisted of $42,908 from the acquisition of D3 Technologies, Inc. (“D3”) in July 2007 and $6,194 from the acquisition of Intec in January 2009. These goodwill balances are not deductible for tax purposes.

Intangible Assets

Intangible assets primarily consist of trademarks and customer intangibles resulting from the acquisitions of Intec and D3. The trademark of $4,222 that resulted from the acquisition of D3 was determined to have an indefinite life. The remaining trademark resulted from the acquisition of Intec and has a weighted average estimated useful life of 6.7 years. Customer intangibles have an estimated useful life of 15 to 16 years. Other intangible assets have a weighted average estimated useful life of 4.7 years. The carrying values were as follows:

	September 30,	December 31,
	2011	2010

Trademarks	$4,582	$4,582
Customer intangible assets	21,515	21,515
Other	582	2,082
Accumulated amortization	(8,541)	(7,352)
Intangible assets, net	$18,138	$20,827

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2011

Intangibles amortization expense was $496 and $535 for the three months ended September 30, 2011 and 2010, respectively, and $2,689 and $1,607 for the nine months ended September 30, 2011 and 2010, respectively. The expense for the nine month period ended September 30, 2011 includes $1,163 for the impairment loss discussed in Note 4. Estimated annual amortization expense for the balance of 2011 and the next five years and thereafter is as follows:

Year ending December 31,
	2011(1)	$496
	2012	1,975
	2013	1,891
	2014	1,773
	2015	1,678
	2016	1,521
	Thereafter	4,582
	Nonamortizeable	4,222
		$18,138

(1)	Represents amortization expense for the remainder of 2011.

The carrying value of goodwill and intangible assets with indefinite lives is assessed at least annually, during the fourth quarter, unless a triggering event occurs, and an impairment charge is recorded if appropriate. There were no triggering events in the third quarter of 2011.

6.	Line of Credit Agreement

The Company amended and restated its credit agreement as of September 12, 2011. The amended and restated credit agreement provides for a senior secured revolving credit facility in an aggregate principal amount of up to $125,000 subject to certain borrowing capacity limitations, including a limit based on a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”). Our available borrowing capacity at September 30, 2011 was $87,309. Borrowings under the credit facility are secured by substantially all of the Company’s assets and bear interest at either the LIBOR rate plus an applicable margin of 1.75% to 2.75% or the highest of the following plus 0.75% to 1.75%, depending in each case upon the total leverage ratio:

•	Prime rate,
•	Federal funds rate plus ½ of 1% or
•	In most circumstances, LIBOR for an interest period of one month plus 1%.

The maturity date of the credit facility is September 12, 2016. The maturity date is subject to acceleration upon breach of the financial covenants (consisting of a maximum total leverage ratio and senior leverage ratio and a minimum fixed charge coverage ratio) and other customary non-financial covenants contained in the credit agreement. As of September 30, 2011, the Company was in compliance with all of its financial and non-financial covenants.

7.	Earnings Per Common Share

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

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2011

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerators
Net income	$4,078	$2,649	$12,313	$9,881
Denominators
Weighted average common shares - basic	11,584,510	11,442,567	11,547,558	11,409,718

Dilutive effect of restricted stock	170,545	206,500	185,431	207,231
Dilutive effect of employee stock options	-	6,126	-	6,109

Weighted average common shares - diluted	11,755,055	11,655,193	11,732,989	11,623,058

Basic earnings per share	$0.35	$0.23	$1.07	$0.87

Diluted earnings per share	$0.35	$0.23	$1.05	$0.85

8.	Stock-Based Compensation

On July 7, 2005, the Company’s shareholders approved the LMI Aerospace, Inc. 2005 Long-Term Incentive Plan (the “Plan”). The Plan provides for the grant of non-qualified stock options, incentive stock options, shares of restricted stock, restricted stock units, stock appreciation rights, performance awards and other share-based grants and cash bonus awards to employees and directors.

The Company did not make any share-based grants or awards, except for restricted stock awards as disclosed below, for the three months and nine months ended September 30, 2011 and 2010, respectively. All share-based grants or awards are subject to a time-based vesting schedule.

All outstanding stock options at December 31, 2010 were exercised on or before January 19, 2011 at an exercise price of $2.00 per share. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2011 and 2010, based upon the market price on the exercise date, was approximately $126 and $239, respectively.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2011

A summary of the activity for non-vested restricted stock awards as of September 30, 2011 and changes during the nine-month period ended September 30, 2011 is presented below:

	2011
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1	320,671	$18.45
Granted	69,616	18.70
Vested	(108,185)	23.43
Forfeited	(10,534)	23.07
Outstanding at September 30	271,568	$16.36

Stock compensation expense related to restricted stock awards granted under the Plan was $354 and $464 for the three months ended September 30, 2011 and 2010, respectively, and $912 and $1,381 for the nine months ended September 30, 2011 and 2010, respectively.

Total unrecognized compensation costs related to non-vested share-based compensation awards granted or awarded under the Plan were $2,135 and $1,781 at September 30, 2011 and December 31, 2010, respectively. These costs are expected to be recognized over a weighted average period of 0.9 years and 1.0 years, respectively.

9.	Business Segment Information

The Company is organized into two reportable segments: the Aerostructures segment and the Engineering Services segment. The Aerostructures segment fabricates, machines, finishes, integrates, assembles and kits formed, close-tolerance aluminum, specialty alloy, composite components and higher level assemblies for use by the aerospace, defense and technology industries. The Engineering Services segment, comprised of the operations of D3, provides a complete range of design, engineering and program management services, supporting aircraft lifecycles from conceptual design, analysis and certification through production support, fleet support and service life extensions via a complete turnkey engineering solution.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2011

Corporate assets, liabilities and expenses related to the Company’s corporate offices, except for interest expense and income taxes, primarily support the Aerostructures segment. The table below presents information about reported segments on the basis used internally to evaluate segment performance:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net sales:
Aerostructures	$44,045	$34,473	$124,324	$113,923
Engineering Services	20,759	17,994	66,322	55,213
Eliminations	(37)	(183)	(1,632)	(492)
	$64,767	$52,284	$189,014	$168,644

Income from operations:
Aerostructures	$5,165	$2,493	$13,918	$11,512
Engineering Services	1,487	1,271	5,457	4,144
Eliminations	(1)	(30)	(95)	(94)
	$6,651	$3,734	$19,280	$15,562

10.	Customer Concentration

Direct sales, through both of its business segments, to the Company’s largest customer, The Boeing Company (“Boeing”) accounted for 17.8% and 13.6% of the Company’s total revenues for the three months ended September 30, 2011 and 2010, respectively. Direct sales to Boeing accounted for 17.5% and 12.8% of the Company’s total revenues for the nine months ended September 30, 2011 and 2010, respectively. Accounts receivable balances based on direct sales related to Boeing were 14.1% and 9.7% of the Company’s total accounts receivable balance at September 30, 2011 and December 31, 2010, respectively.

Direct sales, through its Aerostructures segment, to the Company’s second largest customer, Gulfstream Aerospace Corporation, a General Dynamics company, (“Gulfstream”) accounted for 16.1% and 15.9% of the Company’s total revenues for the three months ended September 30, 2011 and 2010, respectively. Direct sales to Gulfstream accounted for 16.6% and 16.7% of the Company’s total revenues for the nine months ended September 30, 2011 and 2010, respectively. Accounts receivable balances related to Gulfstream were 10.5% and 10.1% of the Company’s total accounts receivable balance at September 30, 2011 and December 31, 2010, respectively.

Direct sales, through both of its business segments, to the Company’s third largest customer, Spirit Aerosystems (“Spirit”) accounted for 12.0% and 17.5% of the Company’s total revenues for the three months ended September 30, 2011 and 2010, respectively. Direct sales to Spirit accounted for 13.8% and 19.7% of the Company’s total revenues for the nine months ended September 30, 2011 and 2010, respectively. Accounts receivable balances related to Spirit were 14.6% and 23.3% of the Company’s total accounts receivable balance at September 30, 2011 and December 31, 2010, respectively.

Direct sales, through both of its business segments, to the Company’s fourth largest customer in 2010, Triumph Group accounted for 10.3% of the Company’s total revenues for the three months ended September 30, 2010. Direct sales to Triumph Group accounted for 10.7% of the Company’s total revenues for the nine months ended September 30, 2010.

There were no customers with direct sales in excess of 10% for each statement of operations period presented, except the ones disclosed above.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2011

11.	Income Taxes

The Company’s effective tax rate for the three and nine months ended September 30, 2011 was 33.2% and 31.3%, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2010 was 27.0% and 34.2%. The nine months ended September 30, 2011 rate reflects a $400 lower tax expense due to a non-tax effected gain associated with the write off of contingent consideration discussed in Note 4 related to the Intec acquisition.

During the third quarter of 2011 and 2010, the Company adjusted its income tax expense to reflect the filing of its federal and certain state income tax returns resulting in a favorable adjustment in the third quarter of 2011 and 2010 of $50 and $427, respectively, mainly due to higher levels of federal and state tax credits and lower state taxes than had been estimated. The Company also recorded $113 of additional income tax expense in 2010 related to the settlement of the 2002-2005 IRS audits. The expected income tax rate for 2011 is between 31.9% and 32.9%.

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

Overview

We are a leading provider of design engineering services, structural assemblies, kits and components to the aerospace, defense and technology markets. We primarily sell our products and services to the large commercial aircraft, corporate and regional aircraft, and military markets. Historically, our business was primarily dependent on the large commercial aircraft market, specifically with one principal customer. In order to diversify our product and customer base, we implemented an acquisition and marketing strategy in the late 1990s that has broadened the number of industries to which we sell our products and services and, within the aerospace industry, diversified our customer base to reduce our dependence on any one principal customer. Our acquisition of D3 in 2007 and Intec in 2009 were in furtherance of our growth strategy of increasing the array of value-added services and solutions that we offer to our customers. We believe that original equipment manufacturers and Tier 1 aerospace companies will continue the trend of selecting their suppliers based upon the breadth of more complex and sophisticated design and manufacturing capabilities and value-added services and the ability of their suppliers to manage large production programs.

Results of Operations

Three months ended September 30, 2011 compared to September 30, 2010

The following table is a summary of our operating results for the three months ended September 30, 2011 and 2010, respectively:

	Three Months Ended
	September 30, 2011
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$44.0	$20.8	$-	$64.8
Cost of sales	32.1	17.3	-	49.4
Gross profit	11.9	3.5	-	15.4
S, G, & A	6.7	2.0	-	8.7
Income from operations	$5.2	$1.5	$-	$6.7

	Three Months Ended
	September 30, 2010
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$34.4	$18.0	$(0.2)	$52.2
Cost of sales	25.5	15.0	(0.1)	40.4
Gross profit	8.9	3.0	(0.1)	11.8
S, G, & A	6.4	1.7	-	8.1
Income from operations	$2.5	$1.3	$(0.1)	$3.7

Aerostructures Segment

Net Sales. The following table specifies the amount of the Aerostructures segment’s net sales by category for the third quarter of 2011 and 2010 and the percentage of total net sales for each period represented by each category.

	Three Months Ended September 30,
Category	2011	% of Total	2010	% of Total
	($ in millions)
Large commercial aircraft	$17.0	38.6%	$12.5	36.3%
Corporate and regional aircraft	13.8	31.4%	9.9	28.8%
Military	9.9	22.5%	9.5	27.6%
Other	3.3	7.5%	2.5	7.3%
Total	$44.0	100.0%	$34.4	100.0%

Net sales for the third quarter of 2011 were $44.0 million, up 27.9% from $34.4 million in the third quarter of 2010. Increases occurred in all categories.

Net sales of products used in large commercial aircraft were $17.0 million for the third quarter of 2011 compared to $12.5 million for the third quarter of 2010, an increase of $4.5 million, or 36.0%. The increase was due to increases in several programs. The 747 program increased from $2.2 million in the third quarter of 2010 to $3.4 million in the third quarter of 2011, an increase of $1.2 million primarily due to a volume increase as Boeing made its first delivery on the 747-8. Wing modification programs increased from $2.8 million in the third quarter of 2010 to $4.9 million in the third quarter of 2011, an increase of $2.1 million. Demand for wing modification kits for the 757 and 767 are expected to decline in the fourth quarter and in 2012 as our customer has a high level of inventory. Sales related to the 777 also increased from $1.3 million in the third quarter of 2010 to $2.3 million in the third quarter of 2011, an increase of $1.0 million. This increase was primarily due to the 777 frame program, which was awarded late in 2010 and is now in full production. The 737 program had sales of $5.2 million in the third quarter of both 2011 and 2010.

Net sales of components for corporate and regional aircraft were $13.8 million for the third quarter of 2011 compared to $9.9 million for the third quarter of 2010, an increase of $3.9 million, or 39.4%. This increase was primarily driven by the new G650 aircraft at Gulfstream with net sales related to this aircraft reaching $2.1 million in the quarter ended September 30, 2011 compared to $0.7 million in the third quarter of 2010. This increase was also driven by higher production rates of large-cabin G450 and G550 aircraft at Gulfstream with net sales related to these aircraft reaching $9.3 million in the third quarter of 2011 compared to $8.0 million in the third quarter of 2010. Finally, net sales related to tooling for the Mitsubishi Regional Jet program increased from $0.3 million in the third quarter of 2010 to $1.2 million in the third quarter of 2011.

Military products generated $9.9 million of net sales in the third quarter of 2011 compared to $9.5 million in the third quarter of 2010, an increase of $0.4 million, or 4.2%. This increase was due to volume increases in the Blackhawk program, which generated $8.6 million in the third quarter of 2011 compared to $8.1 million in the third quarter of 2010.

Other products generated $3.3 million in net sales in the third quarter of 2011 compared to $2.5 million in the third quarter of 2010, an increase of $0.8 million, or 32.0%. The increase in other products was primarily due to $0.7 million in sales during the third quarter of 2011 for a program at the Company’s Mexicali plant which was just beginning to ramp up in the third quarter of 2010. The Company expects to exit this program during the last quarter of 2011.

Cost of Goods Sold. Cost of goods sold includes the Company’s labor, material and overhead costs associated with the manufacture of inventory sold to customers. Cost of goods sold for the third quarter of 2011 was $32.1 million compared to $25.5 million for the third quarter of 2010. The $6.6 million increase in cost of sales was primarily driven by the higher sales in the third quarter of 2011 compared to the same quarter in 2010. Production efficiencies helped to offset these higher costs.

Gross Profit. Gross profit for the third quarter of 2011 was $11.9 million (27.0% of net sales) compared to $8.9 million (25.9% of net sales) in the third quarter of 2010. The improvement in gross profit is from the increased sales mentioned above and increased production levels to support higher sales levels and future production rate increases. The increase in production caused fixed costs to be allocated to a larger amount of production, thus decreasing unit costs and improving gross profit percentage. These benefits were partially offset by continued weakness in gross profitability on the 777 frame package plus scrap and start-up expenses on certain business jet models.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $6.7 million (15.2% of net sales) for the third quarter of 2011 compared to $6.4 million (18.6% of net sales) for the third quarter of 2010. Personnel costs increased from $3.4 million in the third quarter of 2010 to $3.7 million in the third quarter of 2011, primarily due to a continued increase in head count to support growth. The increase in production caused these fixed costs to be allocated to a larger amount of production, thus improving the expense percentage.

Engineering Services Segment

Net Sales. The following table specifies the amount of the Engineering Services segment’s net sales by category for the third quarter of 2011 and 2010 and the percentage of the segment’s total net sales represented by each category.

	Three Months Ended September 30,
Category	2011	% of Total	2010	% of Total
	($ in millions)
Large commercial aircraft	$6.3	30.3%	$7.9	43.9%
Corporate and regional aircraft	6.2	29.8%	5.0	27.8%
Military	5.2	25.0%	3.8	21.1%
Other	3.1	14.9%	1.3	7.2%
Total	$20.8	100.0%	$18.0	100.0%

Net sales for the Engineering Services segment were $20.8 million for the third quarter of 2011 as compared to $18.0 million for the third quarter of 2010, an increase of $2.8 million, or 15.6%.

Net sales for services for large commercial aircraft were approximately $6.3 million in the third quarter of 2011, down $1.6 million, or 20.3%, from $7.9 million in the third quarter of 2010. The decrease resulted from multiple programs with the most significant being a $0.8 million decrease in the 747-8 platform due to design maturation of the program and a $0.6 million decrease in the Airbus 350 platform.

Net sales for services supporting corporate and regional aircraft, the majority of which relate to the development of new and re-designed aircraft, were $6.2 million in the third quarter of 2011 compared to $5.0 million for the third quarter of 2010, an increase of $1.2 million, or 24.0%. This increase primarily resulted from $3.1 million in additional engineering efforts related to the development of the Learjet L85 program from $1.0 million in the third quarter of 2010 to $4.1 million in the third quarter of 2011. This increase was offset by a $1.6 million decline in the Mitsubishi Regional Jet program and a $0.8 million decrease in the G650 program as the design phase of these projects were maturing.

Net sales of services for military programs were $5.2 million in the third quarter of 2011, up $1.4 million, or 36.8%, from $3.8 million in the third quarter of 2010. The increase in military sales primarily resulted from the 767 Tanker program, which generated $2.5 million more revenue in the third quarter of 2011 than in the third quarter of 2010. This increase was offset by a $0.5 million decrease in support to various military programs, which generated $2.4 million in the third quarter of 2010 compared to $1.9 million in the third quarter of 2011.

Net sales related to design and delivery of tooling on various programs supporting commercial aircraft were $3.1 million for the third quarter of 2011, up $1.8 million, or 138.5%, from $1.3 million in the third quarter of 2010. This increase was primarily due to $1.3 million generated in the third quarter of 2011 on a new 747 large cargo freighter (“LCF”) tooling project.

Cost of Goods Sold. Cost of goods sold for the third quarter of 2011 was $17.3 million compared to $15.0 million for the third quarter of 2010. The $2.3 million increase is primarily attributable to an increase in head count made in an effort to meet our increased sales demand, resulting in an increase of $2.4 million in salary and fringe benefit costs for project engineers in the third quarter of 2011.

Gross Profit. Gross profit for the third quarter of 2011 was $3.5 million (16.8% of net sales) compared to $3.0 million (16.7% of net sales) in the third quarter of 2010. The increase in gross profit from the third quarter of 2010 to the third quarter of 2011 was due to higher sales volume. The gross profit percentage was impacted by lower gross margins recorded on two fixed-price contracts.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the third quarter of 2011 were $2.0 million (9.6% of net sales), a $0.3 million increase from $1.7 million (9.4% of net sales) in the third quarter of 2010. Personnel costs increased from $0.8 million in the third quarter of 2010 to $0.9 million in the third quarter of 2011, primarily due to a continued increase in head count to support segment growth.

Non-segment Expenses

Interest Expense, net. Net interest expense was $0.3 million for the third quarter of 2011 and $0.2 million for the third quarter of 2010. The higher expense in 2011 was due to $0.1 million of non-recurring costs related to the amendment of our credit agreement.

Other Expense, net. Other expense, net increased to $0.3 million in the third quarter of 2011. This increase included $0.2 million in losses on foreign currency transactions and $0.1 million of non-recurring costs incurred related to potential financing transactions we have decided not to pursue.

Income Tax Expense. During the third quarter of 2011, we recorded income tax expense of $2.0 million compared to $1.0 million in the third quarter of 2010. The effective tax rate for the third quarter of 2011 and 2010 was 33.2% and 27.0%, respectively. During the third quarter of 2011 and 2010, the Company adjusted its income tax expense to reflect the filing of its federal and certain state income tax returns resulting in a favorable adjustment in the third quarter of 2011 and 2010 of $0.1 million and $0.4 million, respectively, mainly due to higher levels of credits and lower state taxes than had been estimated. The Company also recorded $0.1 million of additional income tax expense related to the settlement of the 2002-2005 IRS audits during the third quarter of 2010. The Company’s income tax rate for 2011 is expected to be between 31.9% and 32.9%.

Nine months ended September 30, 2011 compared to September 30, 2010

The following table is a summary of our operating results for the nine months ended September 30, 2011 and 2010, respectively:

	Nine Months Ended
	September 30, 2011
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$124.3	$66.3	$(1.6)	$189.0
Cost of sales	90.5	54.9	(1.5)	143.9
Gross profit	33.8	11.4	(0.1)	45.1
S, G, & A	19.9	5.9	-	25.8
Income from operations	$13.9	$5.5	$(0.1)	$19.3

	Nine Months Ended
	September 30, 2010
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$113.9	$55.2	$(0.5)	$168.6
Cost of sales	83.9	45.6	(0.4)	129.1
Gross profit	30.0	9.6	(0.1)	39.5
S, G, & A and other charges (1)	18.5	5.5	-	24.0
Income from operations	$11.5	$4.1	$(0.1)	$15.5

Aerostructures Segment

Net Sales. The following table specifies the amount of the Aerostructures segment’s net sales by category for the nine months ended September 30, 2011 and 2010 and the percentage of total net sales for each period represented by each category.

	Nine Months Ended September 30,
Category	2011	% of Total	2010	% of Total
	($ in millions)
Large commercial aircraft	$47.8	38.4%	$46.2	40.6%
Corporate and regional aircraft	38.6	31.1%	33.7	29.6%
Military	27.8	22.4%	26.9	23.6%
Other	10.1	8.1%	7.1	6.2%
Total	$124.3	100.0%	$113.9	100.0%

Net sales for the first nine months of 2011 were $124.3 million, up 9.1% from $113.9 million in the first nine months of 2010. Increases occurred in all categories.

Net sales of products used in large commercial aircraft were $47.8 million for the first nine months of 2011 compared to $46.2 million for the first nine months of 2010, an increase of $1.6 million, or 3.5%. Sales related to the 767 platform, excluding wing modification products, increased $1.0 million from $1.6 million in the first nine months of 2010 to $2.6 million in the first nine months of 2011, as the customer’s production rates increased from 12 to 18 units per year. Increases were also noted in the 777 program with sales in the first nine months of 2011 of $6.2 million compared to $5.4 million in the first nine months of 2010, mainly due to a new work statement, and the wing modification programs with sales in the first nine months of 2011 of $12.4 million compared to $12.3 million in sales during the first nine months of 2010. In addition, net sales of the 737 platform, excluding wing modification products, increased from $16.5 million during the first nine months of 2010 to $17.1 million during the first nine months of 2011. These increases were offset by a decrease in the 747 platform from $9.3 million in the first nine months of 2010 to $8.3 million in the first nine months of 2011.

Net sales of components for corporate and regional aircraft were $38.6 million for the first nine months of 2011 compared to $33.7 million for the first nine months of 2010, an increase of $4.9 million, or 14.5%. This increase was primarily driven by the new G650 aircraft at Gulfstream with net sales related to this aircraft reaching $5.3 million for the first nine months of 2011 compared to $1.6 million in the first nine months of 2010 as this aircraft neared certification. The increase was also driven by work performed for the Mitsubishi Regional Jet program, which generated $2.1 million in the first nine months of 2011 compared to $0.9 million in the first nine months of 2010. This increase was also driven by higher production rates of large-cabin G450 and G550 aircraft at Gulfstream with net sales related to these aircraft reaching $28.5 million in the third quarter of 2011 compared to $27.8 million in the third quarter of 2010. These increases were offset by a $0.8 million decrease in sales to various divisions of Bombardier from $2.5 million in the first nine months of 2010 to $1.7 million in the first nine months of 2011. This decrease was due to a business decision to stop performing certain machining operations for the customer.

Military products generated $27.8 million of net sales in the first nine months of 2011 compared to $26.9 million in the first nine months of 2010, an increase of $0.9 million, or 3.3%. This increase was due to volume increases in the Blackhawk program, which generated $23.7 million in the first nine months of 2011 compared to $23.0 million in the first nine months of 2010.

Other products generated $10.1 million in net sales in the first nine months of 2011 compared to $7.1 million in the first nine months of 2010, an increase of $3.0 million, or 42.3%. This increase was primarily due to $2.6 million in sales related to one program at the Company’s Mexicali plant during the first nine months of 2011 compared to $0.3 million in the first nine months of 2010. The increase in other products was also the result of an increase of $1.3 million in sales by Intec from $4.1 million in the first nine months of 2010 to $5.4 million in first nine months of 2011. These increases were offset by a $0.7 million decrease in technology product sales from $2.6 million in the first nine months of 2010 to $1.9 million in the first nine months of 2011.

Cost of Goods Sold. Cost of goods sold for the first nine months of 2011 was $90.5 million compared to $83.9 million for the first nine months of 2010. The $6.6 million increase in cost of sales was primarily driven by the higher sales in the first nine months of 2011 compared to the same period in 2010. Production efficiencies helped to offset these higher costs.

Gross Profit. Gross profit for the first nine months of 2011 was $33.8 million (27.2% of net sales) compared to $30.0 million (26.3% of net sales) in the first nine months of 2010. The gross margin improvement resulted primarily from increased production levels as we built inventory to support higher sales levels and future production rate increases. The increase in production caused fixed costs to be allocated to a larger amount of production, thus decreasing unit costs and improving gross margin percentage. Offsetting these gross improvements was the impact of $1.5 million in negative margin on the 777 program and $0.8 million in negative margin on a separate other products customer.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $19.9 million (16.0% of net sales) for the first nine months of 2011 compared to $18.5 million (16.2% of net sales) for the first nine months of 2010. The increase in selling, general and administrative expenses was primarily due to additions of personnel to support growth, which resulted in a $1.1 million increase in personnel related expenses. Amortization expenses increased by $1.2 million as a result of the impairment of an intangible, but this increase was offset by a $1.2 million decrease in other miscellaneous expenses that resulted from a reversal of the liability related to the contingent consideration payable to the former shareholders of Intec.

Engineering Services Segment

Net Sales. The following table specifies the amount of the Engineering Services segment’s net sales by category for the first nine months of 2011 and 2010 and the percentage of the segment’s total net sales represented by each category.

	Nine Months Ended September 30,
Category	2011	% of Total	2010	% of Total
	($ in millions)
Large commercial aircraft	$23.8	35.9%	$22.0	39.9%
Corporate and regional aircraft	19.1	28.8%	15.7	28.4%
Military	14.3	21.6%	15.1	27.4%
Other	9.1	13.7%	2.4	4.3%
Total	$66.3	100.0%	$55.2	100.0%

Net sales for the Engineering Services segment were $66.3 million for the first nine months of 2011 as compared to $55.2 million for the first nine months of 2010, an increase of $11.1 million, or 20.1%. Increases occurred in the large commercial aircraft, corporate and regional aircraft and other products sectors. These increases were partially offset by a decrease in the military aircraft sector.

Net sales for services for large commercial aircraft were approximately $23.8 million in the first nine months of 2011, up $1.8 million, or 8.2%, from $22.0 million in the first nine months of 2010. The increase primarily resulted from three programs. The Boeing integrated testing project generated $2.3 million more revenue in the first nine months of 2011 compared to the first nine months of 2010. Increases were also noted on the Airbus 350 platform, which increased by $0.7 million, and nacelle systems development, which increased revenue by $1.5 million. These increases were offset by the reduced requirement for the 747-8 platform, which decreased by $1.7 million as the program matured.

Net sales for services supporting corporate and regional aircraft, the majority of which related to the development of new and re-designed aircraft, were $19.1 million in the first nine months of 2011 compared to $15.7 million for the first nine months of 2010, an increase of $3.4 million, or 21.7%. Net sales for the development of the Learjet L85 and two other new business jet platforms generated $8.9 million higher revenue in 2011 primarily due to increased engineering efforts. These increases were offset by a $3.0 million decline in net sales for the Mitsubishi Regional Jet, and a $2.4 million decrease in the G650 program as we moved beyond the critical design review stage and reassigned staffing to other programs. A portion of the Mitsubishi Regional Jet decrease is also attributable to a $0.5 million cumulative catch-up adjustment made to revenue due to cost growth on the overall program during the second quarter of 2011.

Net sales of services for military programs were $14.3 million in the first nine months of 2011, down $0.8 million, or 5.3%, from $15.1 million in the first nine months of 2010. The decreased sales of services for military programs resulted from the completion of requirements on the CH-53, which earned $4.7 million in the first nine months of 2010. This decrease was offset by an increase in revenues related to the new 767 tanker program, which generated $4.4 million in the first nine months of 2011.

Net sales related to design and delivery of tooling on various programs supporting commercial aircraft were $9.1 million for the first nine months of 2011, up $6.7 million compared to $2.4 million in the first nine months of 2010. This increase was primarily due to $4.9 million generated in the first nine months of 2011 on 787 shipping fixtures for use in the 747 LCF and $1.3 million in additional revenues for Boeing tooling in the first nine months of 2011.

Cost of Goods Sold. Cost of goods sold for the first nine months of 2011 was $54.9 million compared to $45.6 million for the first nine months of 2010. Our increased sales demand led us to hire additional project engineers, which resulted in an increase of $5.6 million in salary and fringe benefit costs in the first nine months of 2011. The remainder of the increase was driven by an aggregate increase of $2.8 million in various subcontract costs for a total of $7.4 million in the first nine months of 2011.

Gross Profit. Gross profit for the first nine months of 2011 was $11.4 million (17.2% of net sales) compared to $9.6 million (17.4% of net sales) in the first nine months of 2010. The decrease in gross profit percentage from the first nine months of 2010 to the first nine months of 2011 was due to the Mitsubishi Regional Jet fixed price program, which required a $0.5 million cumulative catch-up adjustment during the second quarter of 2011 due to estimated higher costs to complete and other fixed price contracts. This decrease was partially offset by an increase in billable hours, which caused fixed costs to be allocated over a larger amount of hours.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the first nine months of 2011 were $5.9 million (8.9% of net sales) compared to $5.5 million (10.0% of net sales) in the first nine months of 2010. The increase in selling, general and administrative expenses was primarily due to additions of personnel to support growth, which resulted in a $0.4 million increase in personnel related expenses.

Non-segment Expenses

Interest Expense, net. Net interest expense was $0.5 million for the first nine months of 2011 and $0.6 million for the first nine months of 2010. The higher expense in 2010 was due to increased borrowings, which were repaid throughout 2010, offset by $0.1 million of non-recurring costs related to the amendment of our credit agreement.

Other Expense, net. Other expense, net increased to $0.9 million in the first nine months of 2011. This increase included a $0.7 million non-recurring cost related to potential financing transactions that we have decided not to pursue.

Income Tax Expense. During the first nine months of 2011, we recorded income tax expense of $5.6 million compared to $5.1 million in the first nine months of 2010. The effective tax rate for 2011 and 2010 was 31.3% and 34.2%, respectively. This decrease in effective tax rates reflects a $0.4 million lower tax expense in the first nine months of 2011 due to a non-tax effected gain associated with the write off of contingent consideration discussed in Note 4 related to the Intec acquisition. The Company’s income tax rate for 2011 is expected to be between 31.9% and 32.9%.

Liquidity and Capital Resources

During the first nine months of 2011, our operating activities generated $14.2 million of cash compared with the $23.3 million in the first nine months of 2010. Net cash provided by operating activities for the first nine months of 2011 was favorably impacted by increased profitability but unfavorably impacted by increases in trade accounts receivable and inventories due to the increase in sales volume and the need to build inventory to support future production rate increases in Aerostructures’ large commercial aircraft and corporate and regional aircraft sectors.

Net cash used in investing activities was $7.7 million for the first nine months of 2011 compared with $6.6 million in the first nine months of 2010. In the first nine months of 2011 and 2010, cash was primarily used for the acquisition of capital equipment that was intended to improve our production capabilities and prepare for anticipated production rate increases.

Cash used by financing activities was $0.1 million for the first nine months of 2011 compared to $16.7 million for the first nine months of 2010. Funds used in 2010 represent net cash payments on and advances from our revolving credit facility. There was no activity on the revolving credit facility during the first nine months of 2011.

During the third quarter, the Company increased its senior secured revolving credit facility which now allows borrowings of up to $125.0 million, subject to certain borrowing capacity limitations, including a limit based on a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”). Our available borrowing capacity at September 30, 2011 was $87.3 million, of which none was utilized. The maturity date of the credit facility is September 12, 2016. As of September 30, 2011, the Company was, and expects to continue to be, in compliance with all of its financial and non-financial covenants.

We expect to meet our ongoing working capital, acquisition, debt service, and capital expenditure needs presently and for the next twelve months from a combination of our cash on hand, cash flow from operating activities and cash available under our credit facility, which is not scheduled to mature until September 2016. Our capital budget for 2011 anticipates capital expenditures of approximately $12.0 to $14.0 million with continued high levels of investment in 2012 of approximately $20.0 million. The Company continues to search for complementary acquisitions and market for design build programs which may require capital to be invested. Therefore, we continue to explore opportunities to raise additional capital, as we look at opportunities to grow our business.

Contractual Obligations and Commitments

For information concerning contractual obligations, see the caption “Contractual Obligations and Commitments” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

No material changes have taken place in the quantitative and qualitative information about market risk since the end of the most recent fiscal year. For further information, see Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 11, 2011.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2011. Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Reserved.

Item 5. Other Information.

None.

Item 6. Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Charles and State of Missouri on the 8th day of November, 2011.

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

10.3
Amended and Restated Credit Agreement between LMI Aerospace, Inc. and Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association), as administrative agent and lead lender of a syndicate of financial institutions dated September 12, 2011 previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed September 15, 2011 and incorporated herein by reference.

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