Form 10-K
period 2011-12-31
LMI AEROSPACE INC
filed 2012-03-12
CIK 1059562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
☐Yes                   ☑No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2011, was $218,051,846.

There were 11,882,554 shares of common stock outstanding as of March 5, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference portions of the Proxy Statement for the Registrant’s 2012 Annual Meeting.

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

All predictions as to future results contain a measure of uncertainty and, accordingly, actual results could differ.  Among the factors that could cause actual results to differ from those contemplated, projected or implied by the forward-looking statements (the order of which does not necessarily reflect their relative significance) are:

●
difficulties with the implementation of the Company’s growth strategy, such as acquisition integration problems and unanticipated costs relating to the Company’s manufacture of new parts for its current customers and new customers;

●	the Company’s ability to accurately estimate its costs under fixed-price contracts including contracts for design-build programs;

●	competitive pressures, such as pricing pressures relating to low-cost foreign labor and industry participation commitments made by the Company’s customers to foreign governments;

●	changes in the quality, costs and availability of the Company’s raw materials, principally aluminum;

●	the Company’s ability to stay current with technological changes, such as the development of alternative aerospace materials and new engineering software;

●	governmental funding for certain military programs that utilize the Company’s products;

●	the effect of terrorism and other factors that adversely affect the commercial travel industry;

●	a reduction in the number of suppliers and increases in competition resulting from consolidation within the aerospace industry;

●	asserted and unasserted claims, and in particular, the Company’s ability to successfully negotiate claims relating to cost over-runs of work performed on certain customer contracts;

●	general economic conditions, particularly with respect to the availability of, terms of and access to credit and debt instruments;

●	access to and retention of qualified workers and management;

●	environmental matters;

●	changes in accounting principles or new accounting standards;

●	compliance with laws and regulations; and

●	the political environment in Mexico where we have manufacturing operations.

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

Founded in 1948 as a manufacturer of components for the large commercial aircraft market of the aerospace industry, LMI Aerospace became a publicly-held company in 1998.  Historically, our business was primarily dependent on the large commercial aircraft market, specifically with one principal customer.  In order to diversify our product and customer base, we implemented an acquisition and marketing strategy in the late 1990’s that has broadened the number of industries to which we sell our products and services and, within the aerospace industry, diversified our customer base to reduce our dependence on any one principal customer.

In 2001, we acquired the operating assets of Tempco Engineering, Inc., which expanded our aerospace product line and added technology components used in semiconductor and medical equipment.  In 2002, LMI Aerospace acquired Versaform Corporation and Southern Stretch Forming and Fabrication, Inc., producers of large formed metal components for the corporate and regional and military aircraft markets of the aerospace industry.

Since 2003, LMI Aerospace has expanded into assembling and kitting and opened a kitting center in Savannah, Georgia.  In 2006, we opened a 23,000 square foot manufacturing center in Mexicali, Mexico to support our U.S. operations.  This facility has now grown into a facility with over 74,000 square feet of space.

In 2007, LMI Aerospace acquired D3 Technologies, Inc. (“D3”), a premier design and engineering services firm based in San Diego, California.  D3 performs structural design and analysis work for manufacturers of commercial, corporate and regional and military aircraft and provides the engineering expertise required to support design-build programs internal to LMI Aerospace.  D3’s engineers have worked on a range of design and analysis projects, including airframe, electro/mechanical and hydraulic/pneumatic systems, and have expertise in mechanical, structural and system design; stress and finite element analysis; tool design and engineering; computer numerical control (“CNC”) programming; logistics and program support; and avionics software and hardware development.

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

In response to growing demand, we are currently pursuing several expansion projects of existing facilities in Georgia, California, Oklahoma and Missouri.

Our Strategy

Our current strategy focuses on the growth and integration of our legacy engineering and fabrication businesses with the addition of new capabilities and processes to better support our customers’ needs.  For example, we have focused our business development, marketing and acquisition efforts on the development and enhancement of high speed, hard metal machining, design-build and composite capabilities.  We believe that design-build offers unique opportunities for the Company to capitalize on the strengths of its legacy engineering and fabrication businesses while the composites business represents a growing market as customers seek to use lower-cost, lighter-weight materials in their products.

We believe that OEMs and Tier 1 aerospace suppliers will continue to outsource the design and manufacturing of components, assemblies and sub-systems to fewer, well capitalized preferred suppliers who are capable of meeting increasing market demands for on-time delivery and quality in a cost effective manner.  Accordingly, we continue to focus on remaining well positioned to benefit from these trends by:

●	Providing unique integrated solutions to our aerospace customers through creative and value driven design and build processes throughout the product lifecycle.
●	Making project management the cornerstone of our competitive advantage.
●
Pursuing strategic acquisitions and partnerships in order to reach the size and breadth of capabilities necessary to win larger and more complex projects, while maintaining a debt to equity ratio of less than 1 to 1.

●
Achieving organic growth by executing our long-term business development strategy so that the legacy engineering and fabrication divisions continue to grow their expertise and sales while supporting a growing design-build operation.

●
Diversifying markets and customers so that the output for each of the large commercial, corporate and regional and military aircraft market sectors is reasonably balanced and each sector is represented by at least three significant customers with a mix between U.S. and foreign companies.

●
Placing the highest priority on serving our external and internal customers with consistent emphasis on quality, delivery performance, integrity, ethical behavior and responsibility to our communities.

●
Developing global low cost sources of supply through ownership or use of our supply chain to complement the engineering and build capabilities provided by our U.S. offices and factories, thus enabling us to better market to global customers.

●	Enhancing those business processes necessary to effectively execute design-build projects and to prepare for a future ERP installation.
●	Improving information and facility security, with emphasis on export control requirements.
●
Investing in developing our work force by providing formal education support, skill training to provide flexibility and capability, and leadership training to enable us to reach our revenue growth targets and provide added management depth.

●	Continuing to unify our divisions’ approaches in our dealings with our customers, suppliers and internal partners.

We believe these strategic actions will enhance our ability to successfully compete in the future.  Additionally, we continue to utilize defined strategic initiatives in our Aerostructures and Engineering Services segments with detailed action plans to further solidify the competitive position of each segment.

Financial Information About Our Business Segments

Financial information with respect to our business segments, including revenues and operating earnings is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below, and in Note 18 of the Notes to Consolidated Financial Statements in Item 8 below.

Description of Business by Segment

We operate in two business segments consisting of our Aerostructures segment and our Engineering Services segment.  These two segments are described in detail below.

Our Aerostructures segment fabricates, machines, finishes, integrates, assembles and kits formed close tolerance aluminum, specialty alloy, composite components and higher level assemblies for use by the aerospace, defense and technology industries.  We manufacture more than 30,000 products for integration into a variety of aircraft platforms manufactured by leading OEMs and Tier 1 aerospace suppliers, including Gulfstream Aerospace Corporation, Spirit AeroSystems, Triumph Group, The Boeing Company, Sikorsky Aircraft Corporation and Aviation Partners Boeing.  We are the sole-source provider, under long-term agreements, of many of the products that we manufacture.  Our primary aerospace products include:

●	leading edge wing slats and flapskins;
●	winglet leading edges and related wing modification kits;
●	fuselage and wing skins;
●	helicopter cabin, aft section and pylon components and assemblies;
●	door surrounds, components, assemblies and floorbeams;
●	thrust reversers and engine nacelles/cowlings;
●	cockpit window frames and landing light lens assemblies;
●	detail interior components;
●	structural sheet metal and extruded components;
●	tailcone assemblies;
●	housings and assemblies for gun turrets; and
●	various components and assemblies.

We also offer our customers value-added services related to the design, production, assembly and distribution of aerospace components and deliver kits of products directly to customer points of use.  We believe these value-added services strengthen our position as a preferred supplier by improving overall production efficiencies and value for our customers.  These services include:

●	fabrication;
●	machining;
●	finishing;
●	assembly;
●	kitting;
●	distribution; and
●	composites testing services.

Our Engineering Services segment, operated by D3, provides a complete range of design, engineering and program management services, supporting aircraft product lifecycles from conceptual design, analysis and certification through production support, fleet support and service life extensions via a complete turnkey engineering solution, including:

●	structural design and analysis;
●	systems design and integration; and
●	tool design and fabrication.

We provide engineering services to leading OEMs and Tier 1 aerospace suppliers, including The Boeing Company, Bombardier, Seaport, AMRO Fabricating Corporation and Mitsubishi Aircraft Corporation.  Our team of engineers has extensive experience across multiple disciplines, enabling us to creatively address the needs of our customers throughout the life-cycle of our customers’ programs.  We have the ability to work with OEM customers to launch new programs by assisting with preliminary and conceptual design, certification planning support, risk mitigation and producibility trade studies, and the development of high level program schedules and resource planning.  Working with our customers in the early stages better positions us to provide tooling design support in the fabrication stage as well as modifications and upgrades throughout the platform’s life-cycle.

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

Customers and Products & Services

Customers

Our principal customers are primarily leading OEMs and Tier 1 suppliers in the large commercial, corporate and regional, and military aircraft markets of the aerospace industry.  Through December 31, 2011, direct sales to our top seven customers (The Boeing Company, Gulfstream Aerospace Corporation, Spirit AeroSystems, Triumph Group, Sikorsky Aircraft Corporation, Bombardier and Aviation Partners Boeing) accounted for a total of approximately 77% of our sales.  The loss of, or substantial reduction of orders from, any of these customers could materially affect our sales and profitability.  See “Item 1A.  Risk Factors – Risks Related to Our Business – Sales to a limited number of customers represent a significant portion of our revenues and our long-term agreements with these customers are generally terminable upon written notice” and Management’s Discussion and Analysis of Financial Condition – Results of Operations – Year ended December 31, 2011 compared to year ended December 31, 2010 – Aerostructures Segment in Item 7 below and Note 17 of the Notes to Consolidated Financial Statements in Item 8 below.

We have entered into long-term agreements with many of our customers whereby the customer generally commits to purchase all of its requirements of a particular component from us, subject to termination rights.  When operating under these agreements, our customers issue purchase orders or provide a shipment signal to schedule delivery of products at a previously negotiated price.  Our products sold outside of long-term agreements are based upon previously negotiated pricing and specific terms and conditions on purchase orders.

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

Aerostructures Segment

Leading edge assemblies, wing slats and flap skins/components
Gulfstream Aerospace Corporation: G-280, G-450, G-550, G-650
The Boeing Company: 737, 777, 787
Bombardier, Inc.: Learjet 45 & 60, Challenger 604/605, Dash 8, CRJ200/700/900/1000, Global Express
Spirit AeroSystems: Gulfstream G-280, G-650
Embraer: KC-390

Winglets and wing modification kits	Aviation Partners Boeing: 737, 757, 767 FACC AG: Boeing 737, 757

Fuselage and wing skin	Gulfstream Aerospace Corporation: G-350, G-450, G-550, G-650 The Boeing Company: 737, 747, 767, 777, 787 Bombardier, Inc.: Learjet 45 & 60, Dash-8, CRJ200/700/900

Helicopter cabin and aft section components and assemblies	Sikorsky Aircraft: UH-60 Black Hawk,MH-60 Seahawk Triumph Group : UH-60 Black Hawk ,MH-60 Seahawk

Wing panels	The Boeing Company: 747 Bombardier, Inc.: CRJ 200/700/900

Door components, assemblies and floor beams	Gulfstream Aerospace Corporation: G-450 The Boeing Company: 737, 747 Bombardier, Inc.: Challenger 604

Thrust reversers and engine nacelles/cowlings	Gulfstream Aerospace Corporation: G-450, G-650 Boeing Commercial: 737, 747, 777 Boeing Defense: B-52 Buffalo

Cockpit window frames and landing light lens assembly	Gulfstream Aerospace Corporation: G-350, G-450 The Boeing Company: 737, 747, 767, 777, MD-80, KC-10 Bombardier, Inc.: Learjet 45 & 60, Challenger 300

Detail interior components	Gulfstream Aerospace Corporation: G-350, G-450, G-550 The Boeing Company: 737, 747, 767, 777

Structural sheet metal and extruded components
Gulfstream Aerospace Corporation: G-350, G-450, G-550, G-650
Triumph Aerostructures – Vought Aircraft Division: Boeing 737, 747, 767, 777, Gulfstream G-450, G-550
Boeing Commercial: 737, 747, 767, 777
Boeing Defense: F-15 Eagle, F/A-18 Hornet, C-17 Globemaster
Bombardier, Inc.: CRJ 200/700/900
Spirit AeroSystems: Boeing 737, 777

Tail cone assemblies	Mitsubishi Aircraft Corporation (“MITAC”): Mitsubishi Regional Jet (“MRJ”)

Housings and assemblies for gun turrets	The Boeing Company: AH-64 Apache Alliant Techsystems, Inc.: AH-64 Apache

Auxiliary power unit components	Gulfstream Aerospace Corporation: G-550 The Boeing Company: V-22 Osprey

Various components and assemblies	Gulfstream Aerospace Corporation: G-550

Fans, heat exchangers and various assemblies	Cymer, Inc.: ELS 7000, ELS 6010, XLA 100

ProWall™ engineered containers	California Industrial Facilities, Inc., Atlas Van Line, United Van

Engineering Services Segment

Structural design and analysis

Wing/wingbox, fixed and moveable leading edges/trailing edges, fuselage, empennage, tail cone design
Boeing Commercial: 777, 747-8, 787-8/-9
Spirit AeroSystems: Boeing 747-8, 787-8, Gulfstream G-280, G-650, Airbus A-350
Triumph Aerostructures - Vought Aircraft Division: Boeing 787-8
Lockheed Martin Aeronautics Company: JSF F-35
Bombardier, Inc.: Learjet L-85
MITAC: MRJ

Winglet/wing mod design	Aviation Partners Boeing: 757, 767 Spirit AeroSystems: Gulfstream G-280, G-650

Nacelle, engine cowl, thrust reverser design	NORDAM: PD427 Fan Cowl (Hawker 400)

Weight improvement engineering	Boeing Commercial: 747-8, 787-8 Spirit AeroSystems: Boeing 787-8, Gulfstream G-280, G-650 Triumph Aerostructures - Vought Aircraft Division: Boeing 787-8

Helicopter fuselage, cockpit, cabin frames, skins, longerons, beams	Spirit AeroSystems: Sikorsky CH53K

Aircraft modification engineering	Boeing Commercial: 747-LCF, 777-F Boeing Defense: F/A-18A/B/C/D Hornet, F/A-18E/F Super Hornet, EA-18G Growler

Systems design and integration	Boeing Commercial: 747-8, 787

Tool design and fabrication
Boeing Commercial: 777, 747-8, 787
Boeing Defense: MMA
Spirit AeroSystems: Boeing 747-8
Triumph Aerostructures - Vought Aircraft Division: Boeing 787, 747-8, C-17, Northrop Grumman Global Hawk
AMRO Fabrication Corporation: Boeing 787-9

Manufacturing engineering	DCR/Lockheed: JSF

Aviation training system	Northrop Grumman: C-2A Greyhound, E-2C Hawkeye, E-2D Advanced Hawkeye

Aviation maintenance engineering
USS Nimitz (CVN-68), USS Abraham Lincoln (CVN 72),  USS George Washington (CVN 73), USS John C Stennis (CVN-74), USS Ronald Reagan
Naval Air Station: Lemoore, CA, Oceana, VA, Atsugi, Japan, Coronado, CA, Whidbey Island, Norfolk, VA
Marine Corps Air Station: Cherry Point, NC, Beaufort, SC, Iwakuni, Japan

Aviation system software engineering
Northrop Grumman: Fire Scout, Sea Scout
Sikorsky Aircraft: SH-60 Sea Hawk, HH-60 Jay Hawk,  MH-60 Black Hawk
Space and Naval Warfare Systems Center (Pacific)
Naval Air Station: Key West, FL, Jacksonville, FL

Manufacturing Process

Fabrication

We deliver a broad range of fabrication capabilities ranging from a single-piece component to complex, multiple-quantity orders.  Our abilities include coordinate measuring machine inspection, tooling and engineering.  We can bend, stretch, draw, stamp, and cut a myriad of materials, including aluminum alloys, stainless steel, titanium and other metals and non-metallic materials.  We organize our manufacturing facilities by value streams for a particular manufacturing process.  Depending on the component, we utilize either a forming process or a machining process.  Each value stream is staffed by a team of operators who are supported by a supervisor, lead operators and quality inspectors.  Throughout each stage of the manufacturing and finishing processes, we collect, maintain and evaluate data, including customer design inputs, process scheduling, material inventory, labor, inspection results and completion and delivery dates.  Our information systems employ this data to provide accurate pricing and scheduling information to our customers as well as to establish production standards used to measure internal performance.

We use several different processes in manufacturing components, including:

●	fluid cell press;
●	sheet metal and extrusion stretch;
●	skin stretch;
●	hot joggle;
●	machining and turning;
●	CNC brake forming and turret punch;
●	autoclave; and
●	roll forming,

These processes shape or form aluminum, stainless steel or titanium sheet metal or other metals and non-metals  and extrusion, known as a work piece, into components by applying pressure through cutting, stretching or pressing, which causes the work piece to conform to a die.  The shapes may be simple with a single angle, bend or curve or may be complex with compound contours having multiple bends and angles.  Some processes incorporate heat to soften the metal prior to or during forming.

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

Value-Added Services

In addition to the products we sell, each segment offers various value-added services that are intended to result in both cost and time savings.  These services include:

●	finishing;
●	assembly;
●	kitting;
●	distribution;
●	composite testing services;
●	integrated testing services;
●	engineered tool design, fabrication and repair; and
●	prototyping and manufacturing producibility design.

Finishing

Our finishing plant is located in Tulsa, Oklahoma, and offers chemical milling, processing, painting and polishing of components.  We deliver finished products that meet or exceed standards of our commercial, corporate and regional and military aircraft customers.  We have received quality approvals from most major aircraft manufacturers in the United States and Canada.

Assembly

We are an industry leader in the assembly of detail components into large sub-assemblies or finished-assemblies.  We apply this critical manufacturing step to a range of products in the commercial and corporate and regional aircraft markets, as well as military aircraft, for both fixed-wing and rotor craft.  Customers who receive our assemblies include: The Boeing Company, Sikorsky Aircraft Corporation, Gulfstream Aerospace Corporation, Triumph Group, and Spirit AeroSystems.

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

Distribution

We deliver value-added services to our customers through our distribution centers located in Tulsa, Oklahoma and Savannah, Georgia.  These facilities are designed with high-density storage systems that support storage and direct shipping of products to our customers’ points of use as well as cut to size programs of raw material for our internal plants.  This warehousing and just-in-time delivery supports and conforms to our customers’ lean manufacturing processes.

Composite Testing

Our composites testing organization provides material characterization and certification services for both basic materials as well as structural elements.  We utilize an industry leading technical staff to support customers like The Boeing Company, Lockheed Martin Aeronautics Company, Alliant Techsystems Inc., Cytec Industries Inc. and others with FAA certification programs, dynamic testing for full-scale fighter wings, development of material allowables, completion of Quality Assurance testing and other testing services utilizing state-of-the-art National Aerospace and Defense Contractors Accreditation Program (“NADCAP”) accredited (SAE 7101, ISO 17052) facilities.

Integrated Testing Services

Our Composites Technical Center of Excellence integrates engineering expertise in composites development, design, and certification with our composites testing organization to provide turn-key support for testing requirements.  This coordination allows our customers to define their testing needs and have the engineering and testing of the required components provided as one integrated service.

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

Backlog

As a service provider, our Engineering Services segment does not typically utilize backlog to monitor its operations, other than the fixed price backlog for the MITAC and Embraer design-build projects.  Our Aerostructures segment’s backlog, together with our Engineering Services segment’s fixed price backlog for the MITAC and Embraer design-build projects is displayed in the following table:

	As of December 31, ($ in millions)
	2011	2010
Total	$220.8	$221.5
Portion deliverable within 12 months	$159.2	$149.2

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

Raw Materials and Procurement Practices

We manufacture the majority of our components from aerospace quality aluminum sheet metal and extrusion.  We also use steel, titanium, inconel, monel and other metals to support the balance of our components.  We purchase the majority of these materials and hardware through a contract we have negotiated with producers of aluminum products as well as some right to buy contracts with certain customers.  These contracts are designed to provide an adequate supply of material at predictable pricing levels.  If supply is not available through these agreements, we use a variety of mills and distributors to support our needs.  We believe that currently there are adequate alternative sources of supply.  During 2011, we purchased approximately 59% of the raw materials used in production from three suppliers.

In line with our customers’ demands for more sophisticated and complex products, we have expanded the amount of assembled products we provide.  As a result, we have experienced a greater need to subcontract with capable third party suppliers for strategic components.  To meet this challenge, we established a management procurement process designed to develop strategic relationships with key suppliers and to manage the supply chain to ensure the timely delivery of quality components.  During 2011, we purchased approximately 67% of the procured parts used in assembled products from five suppliers.

Quality Assurance and Control

Our Aerospace Quality Systems, which apply to both of our segments, are consistently reviewed and updated to comply with the current requirements of ISO9001, AS9100 and NADCAP special processes quality requirements.  The ongoing review and updating of our processes have allowed our fabrication facilities with third party ISO9001/AS9100 registrations to maintain those certifications for 2012 and beyond.

Our quality systems include the quality review of work order masters and outside purchase orders to ensure that the flow-down of our customer’s requirements is being addressed both internally and externally.  The quality review of the work order master also ensures that the necessary inspection operations are properly located within the work order to verify and control the outcome of the fabrication processes.  We use an ongoing employee training program and lean manufacturing techniques to assist employees in becoming familiar with any changes in our procedures or special customer requirements.  We use an internal auditing program for each of the facilities to ensure that the training is effective and to ensure ongoing compliance with industry and customer required standards.  The internal auditing is provided by a combination of quality engineer/auditors located in some of our facilities and corporate quality engineer/auditors traveling to our individual facilities from our headquarters to perform internal audits.  In addition, we utilize a first part buy-off at each operation during the fabrication process as well as a 100% final inspection of parts to verify their compliance with the customers’ configuration requirements.

As part of our quality systems, we also use the AS9102 Rev A standard and associated forms to perform First Article Inspections.  Our Corporate Quality Group maintains our Approved Supplier List (“ASL”) for all facilities.  This process includes reviewing surveys, performing on-site audits and constantly monitoring customer ASLs to verify that suppliers are maintaining their customers’ direct approvals.

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

Sales and Marketing

Our Marketing and Business Development ("M&BD") team targets three market sectors: corporate and regional aircraft, large commercial aircraft and military aircraft.  At each of our facilities, customer service representatives establish and maintain a business relationship between customers and our plants with a focus on customer satisfaction.

Awards of new work for the Aerostructures segment are generally processed by a Request for Quotation (“RFQ”).  Upon receipt, the RFQ is reviewed by a team consisting of M&BD, operations, Advanced Programs, estimating, supply chain, engineering, facility management and other personnel, as required.  A bid decision is made if the team determines that the project fits our strategic goals and is within our manufacturing and supply chain management capabilities, and a Proposal Response is developed.  The majority of new programs are awarded on a competitive bid basis.  If engineering is evolving and the effort spans multiple facilities, a Project Manager and a support team are assigned.  The project team will coordinate customer requirements, schedules and manufacturing approach across the organization.  On selected projects, the Aerostructures Program Management Office (“PMO”) provides performance data and metrics to the Project Manager.  PMO also coordinates with the project team on a regular basis for changes to be communicated with the customer.  There are multiple levels of communication with our customers that include the Program Manager (primarily for on-going efforts), the Project Manager, PMO (for development efforts) and corporate/plant engineering for clarification of requirements and resolution of issues.

Awards of new work for the Engineering Services segment and for design-build programs generally begin with a customer inquiry in the form of a Request for Proposal or similar vehicle.  Upon receipt, the opportunity is logged, and a cross-functional bid/no-bid decision is facilitated by the M&BD team to assure alignment with Company strategy, capability and capacity.  In the event of a bid decision, the proposal response is developed and managed within the M&BD team with assistance from a proposal team consisting of representatives from operations, Program Management, quality engineering, tooling, estimating and other disciplines as required.  The M&BD team also facilitates the cross-functional execution of our business strategy as it pertains to marketing and business development.

The M&BD team also serves as the main focal point for sales and marketing activities relating to the Aerostructures, Engineering Services and design-build programs, working in conjunction with the Program Managers, the Director of Advanced Programs, and other Company personnel to ensure seamless customer service and integrated responses to customer inquiries.  This team’s main areas of responsibility include establishing and maintaining ongoing business relationships with our customer base and managing responses to all proposal activity.

The Aerostructures General Managers, Directors of Engineering Operations, members of the PMO and the organizations they oversee directly engage with existing customers and programs.  All internal organizations work together to maintain and expand new and existing customer relationships.

Competition

Our competitors in the aerospace industry consist of a large, fragmented group of companies, including certain business units or affiliates of our customers.  However, we are unaware of any single company in the aerospace industry that competes in all of our business lines.  We believe competition within the aerospace industry will increase substantially as a result of industry consolidation, trends favoring greater outsourcing of components and design engineering, the reduction of the number of preferred suppliers and increased capabilities of foreign sources.  In all of our industries, some of our competitors, including business units affiliated with our customers, have substantially greater financial, production and other resources than we have.

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

Governmental Regulations and Environmental Compliance

Our operations are subject to extensive and frequently changing federal, state and local laws and substantial regulation by government agencies, including the United States Environmental Protection Agency, the United States Occupational Safety and Health Administration, the Federal Aviation Administration and the Department of Defense.  Among other matters, these agencies impose requirements that:

●	regulate the handling, transportation and disposal of hazardous materials generated or used by us during the normal course of our operations;
●	govern the health and safety of our employees; and
●	require that we meet standards and licensing requirements for aerospace components.

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

Employees

As of December 31, 2011, we had approximately 1,480 full-time employees, of whom approximately 15 served in executive positions, 380 were engineers and engineering-related personnel, 160 served in administrative positions and 925 were engaged in manufacturing operations.  None of our employees are subject to a collective bargaining agreement, and we have not experienced any material business interruption as a result of labor disputes since our inception.  We believe that we have an excellent relationship with our employees.

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

Foreign Operations

The Company has a manufacturing facility in Mexico.  The Company did not have any sales to a foreign country greater than 10% of its total sales in 2011, 2010 or 2009.  The amounts of profitability and identifiable assets attributable to foreign sales activity were not material when compared with revenue, profitability and identifiable assets attributed to United States domestic operations during 2011, 2010 or 2009.  The Company is not subject to any significant foreign currency risks since all sales are made in United States dollars.  See “Item 1A - Risk Factors – Risks Related to Our Business – Risks associated with foreign operations could adversely impact the Company.”

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

Our long-term growth strategy depends on our ability to maintain a robust and effective supply-chain management system.

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

As of December 31, 2011, 77% of our aggregate sales were dependent upon relationships with seven major customers: The Boeing Company, Gulfstream Aerospace Corporation, Spirit AeroSystems, Triumph Group, Sikorsky Aircraft Corporation, Bombardier, Inc. and Aviation Partners Boeing.  Although a majority of our sales, including sales to these customers, are made pursuant to long-term agreements, these agreements are generally terminable upon written notice by the customer and typically do not require the customer to purchase any specific quantity of products.  As a result, our sales under these agreements may not continue for the full term of the agreements or be consistent with historical sales levels.  Additionally, the loss of any one of these customers, or a significant reduction in the amount of orders received from any one of these customers, could cause a significant decrease in our net sales and profitability.  We anticipate that a small number of large customers will continue to represent a significant portion of our sales for the foreseeable future.  See “Item 1.  Business – Customers and Products & Services – Customers.”

We may experience cost over-runs related to orders for new products and changes to existing products, and we may be unable to recoup the resulting increased costs.

We generally sell our components, kits and assemblies under multi-year firm agreements on a fixed-price basis, regardless of our production costs.  As a result, factors such as inaccurate pricing, manufacturing inefficiencies, start-up costs and increases in the cost of labor, materials or overhead may result in cost over-runs and losses on those agreements.  We may not succeed in obtaining the agreement of a customer to re-price a particular product, and we may not be able to recoup previous losses resulting from such issues as incomplete or inaccurate engineering data or out-of-tolerance tooling.

Our Engineering Services segment has historically provided the majority of its services under time and material arrangements.  However, recent changes in the industry and our strategic initiative to provide design-build capabilities have resulted in an increasing number of fixed-price arrangements.  Fixed-price development work inherently has more uncertainty than work pursuant to production or time and material contracts and, therefore, more variability in the estimates of the cost to complete such work.  Development programs have very complex designs, and as technical or quality issues arise, we may experience schedule delays and higher costs to complete.  Management uses its reasonable judgment to estimate the cost to perform the work and the price that we will eventually be paid.  While we believe the cost and price estimates incorporated in the financial statements are appropriate, future events could result in either upward or downward adjustments to those estimates. If we underestimate the cost of a project and are unable to adjust the price accordingly, our profit margin will be less than expected, or we could incur a loss on the project.

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

A material portion of our sales (22.0% in 2011) is derived from the military market.  The military market is largely dependent upon government budgets, particularly the U.S. defense budget.  The funding of government programs is subject to Congressional appropriation.  Although multi-year contracts may be authorized in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may be expected to continue for several years.  Consequently, programs, including those that require our components, may be only partially funded or may never enter full-scale production as expected.  As a result, future U.S. defense spending may not be allocated to programs that would benefit our business or at levels that we had anticipated.  A decrease in levels of defense spending or the government’s termination of, or failure to fully fund, one or more of the contracts for the programs in which we participate would adversely impact our revenues and cash flow.

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

As of December 31, 2011, we had approximately $220.8 million of order backlog.  We consider backlog to be firm customer orders for future delivery.  From time to time, our OEM customers provide projections of components and assemblies that they anticipate purchasing in the future under new and existing programs.  These projections are not included in our backlog unless we have received a firm purchase order or order commitment from our customers.  Our customers may have the right, under certain circumstances and with certain penalties or consequences, to terminate, reduce or defer firm orders that we have in backlog.  If our customers terminate, reduce or defer firm orders, we may be protected from certain costs and losses, but our sales will nevertheless be adversely affected.

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

Many of our manufacturing processes are dependent on sophisticated equipment used to meet the strict tolerance requirements of our customers.  Because sophisticated equipment generally is not easily repaired or replaced, unexpected failures of this equipment could result in production delays or the manufacturing of defective products. We currently lack redundancy with certain sophisticated equipment which could impact our ability to meet the expectations of our customers with respect to on-time delivery of quality products.  Our failure to meet the quality or delivery expectations of our customers could lead to the loss of one or more of our significant customers.

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

The Company operates a facility in Mexico.  Doing business in foreign countries is subject to various risks, including political instability, local economic conditions, foreign government regulatory requirements, trade tariffs and the potentially limited availability of skilled labor in proximity to the Company’s facilities.  The Company has been operating its Mexican facility through a shelter arrangement under a contractual agreement with a Mexican company.  If the Company is unable to renew this agreement in future years on terms satisfactory to it, the Company may incur increased labor costs and/or experience a disruption in its operations in Mexico.

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

A key element of our growth strategy continues to be expansion of our business through the acquisition of complementary businesses involved in the aerospace industry and strategic acquisitions that will provide us with access to new industries, product lines and technology.  Our ability to expand by acquisition is dependent upon, and may be limited by, the availability of suitable acquisition candidates, our capital resources and the availability of credit. If we consummate an acquisition, we will face additional risks, which include:

●	difficulties in assimilating the operations and personnel of acquired companies;

●	unanticipated performance issues, such as loss of key customers;

●	difficulties associated with implementing and integrating new product lines and meeting new tolerance requirements;

●	difficulties in accurately pricing new products;

●	failure to realize potential cost savings or other financial and strategic benefits;

●	incurrence of substantial unanticipated integration and other costs;

●	potential loss of key employees of the acquired companies;

●	incurrence of substantial, additional indebtedness in funding such acquisitions and cost of such indebtedness;

●	significant strain on our managerial, financial and other resources; and

●	potential goodwill and intangible asset impairment.

Furthermore, although we will investigate the business operations and assets of entities that we acquire, there may be liabilities that we fail or are unable to discover and for which we, as a successor owner or operator, may be liable.  Also, the necessity of integrating our internal controls over financial reporting with businesses acquired by us in order to meet the requirements of Section 404 of the Sarbanes - Oxley Act of 2002 may add additional cost and expense to acquisitions and expose us to the risk that we may not be successful in integrating our internal controls over financial reporting with that of the acquired business on a timely basis.

Certain newer aircraft platforms include fewer metal products and could, over time, limit our ability to grow.

Newer military aircraft, such as the Lockheed Martin F-35 Series, and newer aircraft designs for large commercial aircraft, such as the Boeing 787 and Airbus 350, include more composite and other non-metal components than previous models.  Additionally, redesigns of existing platforms could include greater amounts of non-metal components.  Although we are in the process of continuing to expand our development of non-metallic production capabilities and seeking acquisitions, we currently do not have significant capacity to produce large quantities of non-metal components.  If we are unsuccessful in developing or acquiring such production expertise, the trend toward the use of non-metal components could limit our opportunities for new work, cause the loss of certain existing work and increase the competitive environment with other suppliers of metal components.

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

●
the ability of our Board of Directors to issue preferred stock in one or more series with such rights, obligations and preferences as the Board of Directors may determine, without any further vote or action by our shareholders;

●	advanced notice procedures for shareholders to nominate candidates for election of directors and for shareholders to submit proposals for consideration at shareholders’ meetings;

●	the staggered election of our directors; and

●	restrictions on the ability of shareholders to call special meetings of shareholders.

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

As of December 31, 2011, our directors and executive officers collectively owned approximately 25% of our common stock.  As a result, these shareholders, acting together, would be able to exert significant influence on all matters requiring approval by our shareholders, including the election of our directors and any merger, sale of assets or other change of control transaction.

We may sell more shares of common stock which could result in dilution and cause the stock price of our common stock to decline.

Our business plan anticipates the need for new capital to support the continued development of our design-build program and other more sophisticated product offerings, either through internal investment or acquisition.  We may raise new capital through debt (including debt securities and/or bank borrowings), the issuance of additional shares of our common stock or the issuance of securities convertible into or exchangeable for shares of our common stock.  Should we choose to raise capital by issuing or selling shares of our common stock (or securities convertible into or exchangeable for shares of common stock) for any reason, such issuance will likely have a dilutive effect on the holders of our common stock and/or could have a material negative impact on the market price of our common stock.

If we are unable to protect our information technology infrastructure against service interruptions, data corruption, cyber-based attacks or network security breaches, our operations could be disrupted.

We rely on information technology networks and systems to manage and support a variety of business activities, including procurement and supply chain, engineering support and manufacturing.  Our information technology systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components of our technology.  These systems may also be subject to failures due to: power outages, hardware failures, computer viruses, computer hackers, telecommunication failures, user errors, or even catastrophic events.  In addition, security breaches could result in unauthorized disclosure of confidential information.  If our information technology systems suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, our manufacturing process could be disrupted, resulting in late deliveries.

OEMs in the aerospace industry have significant pricing leverage over suppliers such as us, and may be able to achieve price reductions over time, which could adversely impact our profitability.

There is substantial and continuing pressure from OEMs in the aerospace industry on suppliers such as us to reduce prices for products and services. Such pricing pressure has continued due to excess capacity in the industry and the availability of competitive pricing from businesses in low-cost labor areas. If we are required to provide price reductions to our customers and are unable to offset these effects through operating cost reductions and other methods, our gross margins, profitability and cash flows could be reduced.

Access to funding through the capital markets is essential to the execution of our business plan and, if we are unable to obtain such access, we could experience a material adverse effect on our business and financial results.

Our ability to invest in our businesses, fund our operations and contractual commitments and make strategic acquisitions requires access to the capital markets and sufficient bank credit lines to support short-term borrowings.  If we are unable to continue to access the capital markets on terms acceptable to the Company as a result of, for example, disruption or declines in the capital markets and/or a decline in our financial performance, outlook or credit ratings, we could experience difficulties in successfully executing our long-term growth strategy and/or a material adverse effect on our business and financial results.

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

We derive approximately 96% of our revenue from the sale of services and components for the aerospace industry.  Consequently, our business is directly affected by certain characteristics of and trends in the aerospace industry or general economic conditions that affect our customers, such as:

●	fluctuations in the aerospace industry’s business cycle;

●	varying fuel and labor costs;

●	intense price competition and regulatory scrutiny;

●	certain trends, including a possible decrease in aviation activity, a decrease in outsourcing by aircraft manufacturers or the failure of projected market growth to materialize or continue; and

●	changes in military budgeting and procurement for certain military aircraft.

In the event that these characteristics and trends adversely affect customers in the aerospace industry, they will reduce the overall demand for our products and services, thereby decreasing our sales and operating income.

Terrorist attacks could reduce demand for our large commercial, corporate and regional products and services.

Acts of sabotage or terrorism or adverse results to the United States or its military conflicts, such as the current conflict in Afghanistan, would likely have an adverse impact on the large commercial and corporate and regional aircraft industries, which could lead to reduced demand for our products and services.  Prior industry downturns caused by such acts or results have negatively affected our Aerostructures segment’s sales, gross margin, net income and cash flow.

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

Our competitors in the aerospace industry consist of a large fragmented group of companies, including certain business units or affiliates of our customers.  We believe that competition within the aerospace industry will increase substantially as a result of industry consolidation, trends favoring greater outsourcing of components and a decrease in the number of preferred suppliers.  We also believe foreign aerospace manufacturers and engineering service providers and foreign divisions of domestic aerospace businesses will become an increasing source of competition, due largely to these businesses’ access to low-cost labor and the increased prevalence of industry participation commitments, pursuant to which domestic OEMs agree to award production work to manufacturers from a foreign country in order to obtain orders from that country.  Some of our competitors have substantially greater financial, production and other resources than we have.  These competitors may have:

●	the ability to adapt more quickly to changes in customer requirements and industry conditions or trends;

●	greater access to capital;

●	stronger relationships with customers and suppliers; and

●	greater name recognition.

Future commitments to increase production rates depend on our ability to expand production at our manufacturing facilities.

Certain large commercial and corporate aircraft manufacturers have announced planned production rate increases for several of their major programs. In some cases, in order to meet these increases in production rates, we are making significant capital expenditures to expand our capacity and improve performance. Many of our suppliers and customers are investing significant amounts of capital in new facilities and equipment as well. If difficulty is experienced with effectively managing these expansion efforts to meet the planned increases in production rates, it could cause disruptions in our manufacturing lines or the manufacturing lines of our customers and suppliers, which could have a material adverse impact on our ability to meet commitments to our customers and on our future financial results.

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

Our operations are subject to extensive and frequently changing federal, state and local laws and substantial regulation by government agencies, including the United States Environmental Protection Agency, the United States Occupational Safety and Health Administration, the Federal Aviation Administration and the Department of Defense.  Among other matters, these agencies impose requirements that:

●	regulate the operation, handling, transportation and disposal of hazardous materials generated or used by us during the normal course of our operations;

●	govern the health and safety of our employees; and

●	require that we meet standards and licensing requirements for aerospace components.

In particular, we use and generate hazardous waste in our operations.  Consequently, we monitor hazardous waste management and applicable environmental permitting and reporting for compliance with applicable laws at our locations in the ordinary course of our business.  We may be subject to potential material liabilities relating to any investigation and cleanup of any contamination at our locations or properties where we deliver hazardous waste for handling or disposal and to claims alleging personal injury.  In addition, we have incurred, and expect to continue to incur, costs to comply with environmental laws and regulations.  The adoption of new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new cleanup requirements could require us to incur costs and become subject to new or increased liabilities that could increase our operating costs and adversely affect the manner in which we conduct our business.

We are also subject to U.S. Export Regulations, including the AECA, associated ITAR and Export Administration Regulations (“EAR”).  Failure to comply with such regulations could result in substantial fines and penalties and limit our ability to export certain products.

While we require Federal Aviation Administration certifications only to a limited extent, we typically are required to maintain third-party registrations with respect to industry specification standards, such as AS9100 and NADCAP, for our quality systems and processes.  In fact, many individual OEMs and Tier 1 suppliers require certifications or approvals of our work based on third-party registrations in order to engineer and serve the systems and components used in specific aircraft models.  If material OEM certifications or approvals were to be revoked or suspended, OEMs might cease purchasing our products.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

We operate manufacturing plants and other facilities (including office, distribution, engineering and other service facilities) in the United States and Mexico.  We lease all of our manufacturing plants and other facilities.  We consider our major operating properties to be in good operating condition and suitable for their current use.  We believe that the productive capacity of our plants and other facilities is generally adequate for current operations; however, we are pursuing several expansion projects of existing facilities in Georgia, California, Oklahoma and Missouri.

Fabrication operates out of 11 facilities in the following locations:

Location	Number of Facilities
St. Charles, Missouri	2
Vista, California	3
Wichita, Kansas	2
Tulsa, Oklahoma	1
Auburn, Washington	1
Everett, Washington	1
Mexicali, Mexico	1

Machining operates out of 3 facilities in the following locations:

Location	Number of Facilities
Sun Valley, California	2
Irving, Texas	1

Assembly operates out of 1 facility in the following location:

Location	Number of Facilities
St. Charles, Missouri	1

Kitting and Distribution operates out of 2 facilities in the following locations:

Location	Number of Facilities
Tulsa, Oklahoma	1
Savannah, Georgia	1

Engineering Services operates out of 4 facilities in the following locations:

Location	Number of Facilities
San Diego, California	1
Greenville, South Carolina	1
Dallas/Fort Worth, Texas	1
Mukilteo, Washington	1

ITEM 3.  LEGAL PROCEEDINGS.

We are not a party to any legal proceedings, other than routine claims and lawsuits arising in the ordinary course of our business.  We do not believe such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on our business.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock is traded on The NASDAQ Stock Market LLC under the symbol “LMIA.”  The following table sets forth the range of high and low closing sales prices for the Company’s common stock for the periods indicated during the Company’s past two fiscal years:

Period	High	Low

Fiscal 2011
1st quarter	$20.21	$16.06
2nd quarter	$24.52	$19.15
3rd quarter	$24.41	$16.88
4th quarter	$21.19	$15.49
Fiscal 2010
1st quarter	$18.58	$12.12
2nd quarter	$19.07	$15.27
3rd quarter	$18.68	$14.64
4th quarter	$17.30	$13.68

Holders

As of March 5, 2012, there were approximately 129 holders of record of the Company’s common stock.

Dividends

We have not historically declared or paid cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.  Our credit facility prohibits us from declaring a dividend with respect to our common stock without our lender’s approval.  We currently intend to retain our earnings, if any, and reinvest them in the development of our business.

Securities Authorized for Issuance under Equity Compensation Plans

On July 7, 2005, our shareholders approved the LMI Aerospace, Inc. 2005 Long-term Incentive Plan (the “Plan”).  The Plan provides for the grant of non-qualified stock options, incentive stock options, shares of restricted stock, restricted stock units, stock appreciation rights, performance awards, and other stock-based awards and cash bonus awards to employees or directors.  Up to 1,200,000 shares of common stock are authorized for issuance under the Plan.  The following table summarizes information about our equity compensation plan as of December 31, 2011.  All outstanding awards relate to the Company’s common stock.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)(1)	(b)	(c)(2)
Equity compensation plans approved by security holders:
2005 Long-Term Incentive Plan	-	-	475,696
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	475,696

(1)	This column excludes 278,438 shares of unvested restricted stock outstanding with a $16.42 per share weighted-average grant date fair market value.
(2)	This column includes securities remaining for issuance as restricted stock.

Issuer Purchases of Equity Securities

The Company made no purchases of its common stock during the year ended December 31, 2011, and we do not maintain an active repurchase program.

Performance Graph

Set forth below is a line graph presentation comparing the yearly percentage change in cumulative total shareholder returns since December 31, 2006 on an indexed basis with the Standard & Poors (“S&P”) 500 Index and the S&P Small Cap Aerospace/Defense Index, which is a nationally recognized industry standard index.

The following graph assumes the investment of $100 in LMI Aerospace, Inc. common stock, the S&P 500 Index and the S&P Small Cap Aerospace/Defense Index as well as the reinvestment of all dividends.  There can be no assurance that the performance of the Company’s common stock will continue into the future with a trend that is the same or similar to the trend depicted in the graph below.

ITEM 6.  SELECTED FINANCIAL DATA.

The selected financial data set forth below for each of the five years ended December 31, 2011, should be read in conjunction with “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements, related notes and other financial information included herein.

(Dollar amounts in thousands, except share and per share data)
	2011	2010	2009	2008	2007(1)
Statement of Operations Data:

Net sales	$254,040	$223,356	$241,196	$239,462	$168,502
Cost of sales	194,390	171,856	188,245	178,347	123,588
Gross profit	59,650	51,500	52,951	61,115	44,914
Selling, general & administrative expenses	34,726	32,435	31,678	33,128	23,466
Impairment of goodwill (2)	-	-	3,350	2,303	-
Severance and restructuring costs	-	-	312	-	-
Income from operations	24,924	19,065	17,611	25,684	21,448
Other income (expense)
Interest expense	(669)	(696)	(1,623)	(1,815)	(1,684)
Other income (expense), net	(730)	58	10	10	762
Total other expense	(1,399)	(638)	(1,613)	(1,805)	(922)
Income before income taxes	23,525	18,427	15,998	23,879	20,526
Provision for income taxes	7,136	5,496	5,843	8,611	7,369
Net income	$16,389	$12,931	$10,155	$15,268	$13,157

Amounts per common share:
Net income - per common share	$1.42	$1.13	$0.90	$1.36	$1.18
Net income - assuming dilution	$1.40	$1.11	$0.90	$1.35	$1.17
Weighted average common shares outstanding	11,559,895	11,420,524	11,305,231	11,198,610	11,157,396
Weighted average dilutive common shares outstanding	11,741,513	11,636,385	11,341,312	11,301,382	11,288,486

Other Financial Data:
Capital expenditures	$10,267	$7,151	$3,938	$8,055	$6,570
Cash provided by operating activities	16,175	26,845	22,417	8,993	3,166
Cash used by investing activities	(9,997)	(7,145)	(13,853)	(5,867)	(56,055)
Cash (used) provided by financing activities	(257)	(17,784)	(8,562)	(3,179)	28,560
Gross profit margin	23.5%	23.1%	22.0%	25.5%	26.7%

Balance Sheet Data:
Cash and cash equivalents	$7,868	$1,947	$31	$29	$82
Working capital	83,988	68,118	71,425	72,299	51,689
Total assets	204,606	179,849	180,217	180,718	166,307
Total long-term debt, excluding current portion	-	28	17,210	25,536	29,022
Shareholders' equity	167,785	149,763	134,493	122,800	104,827

(1)	Includes results of D3 Technologies, Inc. for the five-month period commencing with our acquisition of D3 Technologies, Inc. on July 31, 2007.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a leading provider of design engineering services, structural assemblies, kits and components to the aerospace, defense and technology markets.  We primarily sell our products and services to the large commercial, corporate and regional, and military aircraft markets.  Historically, our business was primarily dependent on the large commercial aircraft market, specifically with one principal customer.  In order to diversify our product and customer base, we implemented an acquisition and marketing strategy in the late 1990’s that has broadened the number of industries to which we sell our products and services and, within the aerospace industry, diversified our customer base to reduce our dependence on any one principal customer.  Our acquisitions of D3 in 2007 and Intec in 2009 were in furtherance of our growth strategy of increasing the array of value-added services and solutions that we offer to our customers.  We believe that original equipment manufacturers (“OEMs”) and Tier 1 aerospace companies will continue the trend of selecting their suppliers based upon the breadth of more complex and sophisticated design and manufacturing capabilities and value-added services and the ability of their suppliers to manage large production programs.

We are organized into two reportable segments: the Aerostructures segment and the Engineering Services segment.  Our Aerostructures segment fabricates, machines, finishes, integrates, assembles and kits formed close tolerance aluminum, specialty alloy, composite components and higher level assemblies for use by the aerospace, defense and technology industries.  Our Engineering Services segment, comprised of the operations of D3, provides engineering and program management to commercial and military aviation, aerospace, military weapons systems, marine and industrial markets.

The following table illustrates our sales percentages to our primary industries and markets over the last three years.

Market	2011	2010	2009
Large commercial aircraft	38.4%	39.7%	42.2%
Corporate and regional aircraft	30.8%	29.7%	27.2%
Military	22.0%	23.8%	27.2%
Other (1)	8.8%	6.8%	3.4%
Total	100.0%	100.0%	100.0%

(1)	Includes technology, testing, commercial consulting services and various other products.

Results of Operations

Year ended December 31, 2011 compared to year ended December 31, 2010

The following table provides the comparative data for 2011 and 2010:

	2011
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$168.1	$87.5	$(1.6)	$254.0
Cost of sales	123.2	72.9	(1.7)	194.4
Gross profit	44.9	14.6	0.1	59.6
S, G, & A and other charges	26.6	8.1	-	34.7
Income from operations	$18.3	$6.5	$0.1	$24.9

	2010
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$149.3	$74.6	$(0.5)	$223.4
Cost of sales	110.6	61.8	(0.5)	171.9
Gross profit	38.7	12.8	-	51.5
S, G, & A and other charges	25.0	7.4	-	32.4
Income from operations	$13.7	$5.4	$-	$19.1

Aerostructures Segment

Net Sales.  Net sales were $168.1 million in 2011, an increase of 12.6% from $149.3 million in 2010.  The following table summarizes the segment’s total sales and the percentage of the segment’s total sales represented by the market served for each of the twelve month periods ended December 31, 2011 and December 31, 2010, respectively:

Category	2011	% of Total	2010	% of Total
	($ in millions)
Large commercial aircraft	$65.9	39.2%	$59.5	39.9%
Corporate and regional aircraft	53.4	31.8%	45.3	30.3%
Military	36.3	21.6%	34.7	23.2%
Other	12.5	7.4%	9.8	6.6%
Total	$168.1	100.0%	$149.3	100.0%

Large commercial aircraft generated net sales of $65.9 million in 2011 compared to $59.5 million in 2010, an increase of 10.8%.  Sales related to the 747 platform increased $1.3 million from $11.8 million in 2010 to $13.1 million in 2011.  Sales related to the 767 platform, excluding wing modification products, increased $1.3 million from $2.2 million in 2010 to $3.5 million in 2011, and increases were noted in the 777 program of $1.4 million with sales in 2011 of $8.2 million compared to $6.8 million in 2010, due to increases in production rates and additions to the Company’s work statement.  Wing modification programs increased by $1.1 million from $15.2 million in 2010 to $16.3 million in 2011 primarily due to additions to the Company’s work statement received in 2011.  Sales related to the 737, excluding wing modification programs, increased $0.9 million to $23.0 million in 2011 from $22.1 million in 2010 due to production rate increases.

Net sales of components for corporate and regional aircraft were $53.4 million during 2011 compared to $45.3 million in 2010, an increase of 17.9%.  This increase was primarily driven by the new G650 aircraft at Gulfstream with net sales reaching $8.0 million in 2011 compared to $2.4 million in 2010, a $5.6 million increase in sales.  This increase was also driven by work performed for the Mitsubishi Regional Jet program, which generated $4.0 million in 2011 compared to $1.4 million in 2010, a $2.6 million increase.  The large cabin G450 and G550 aircrafts at Gulfstream continued to perform strongly with $37.5 million in 2011 compared to $37.1 million in 2010, an increase of $0.4 million.  These increases were offset by a $0.9 million decrease in sales to various divisions of Bombardier from $3.3 million in 2010 to $2.4 million in 2011.  This decrease was due to our decision to cease producing drop hammer components.

Military products generated $36.3 million in 2011 compared to $34.7 million in 2010, an increase of 4.6%.  This increase was primarily due to volume increases in the Blackhawk program, which generated $30.4 million in 2011 compared to $29.4 million in 2010, an increase of $1.0 million.

Other products generated $12.5 million in 2011 compared to $9.8 million in 2010, an increase of 27.6%.  This increase was primarily due to $2.9 million in sales related to one program at the Company’s Mexicali plant during 2011 compared to $0.8 million in 2010, an increase of $2.1 million. The Company will not continue this program in 2012. The increase in other products was also the result of an increase of $1.3 million in sales by Intec from $5.6 million in 2010 to $6.9 million in 2011.  These increases were offset by a $0.8 million decrease in technology product sales from $3.3 million in 2010 to $2.5 million in 2011.

Cost of Goods Sold.  Cost of goods sold for 2011 was $123.2 million (73.3% of net sales) compared to $110.6 million (74.1% of net sales) for 2010.  The $12.6 million increase in cost of sales was primarily driven by higher sales in 2011 compared to 2010.  Production efficiencies helped to offset these higher costs.

Gross Profit.  Gross profit for 2011 was $44.9 million (26.7% of net sales) compared to $38.7 million (25.9% of net sales) for 2010.  The improvement in gross profit resulted from the increased sales mentioned above and increased production levels to support higher sales levels and future production rate increases.  The increase in production caused fixed costs to be allocated to a larger amount of production, thus decreasing product costs and improving gross profit percentage. Offsetting these gross improvements was the impact of $1.1 million in loss on a 777 frame program and $0.8 million on a Mexicali program for non-aerospace product.

Selling, General and Administrative Expenses and Other Charges.  Selling, general and administrative expenses were $26.6 million (15.8% of net sales) in 2011 compared to $25.0 million (16.7% of net sales) in 2010.  Personnel costs increased from $13.9 million in 2010 to $15.3 million in 2011, primarily due to a continued increase in head count to support growth.  The increase in revenues caused these fixed costs to be allocated to a larger amount of sales, thus improving the expense percentage.  Amortization expense increased by $1.2 million related to the impairment of an intangible, but this increase was offset by a $1.2 million decrease in other miscellaneous expenses that resulted from a reversal of the liability related to the contingent consideration liability to the former shareholders of Intec.

Engineering Services Segment

Net Sales.  Net sales were $87.5 million in 2011, an increase of 17.3% from $74.6 million in 2010.  The following table summarizes the segment’s total sales and the percentage of the segment’s total sales represented by the market served for each of the twelve-month periods ended December 31, 2011 and December 31, 2010, respectively:

Category	2011	% of Total	2010	% of Total
	($ in millions)
Large commercial aircraft	$31.1	35.5%	$29.2	39.1%
Corporate and regional aircraft	25.0	28.6%	21.1	28.3%
Military	20.3	23.2%	18.7	25.1%
Other	11.1	12.7%	5.6	7.5%
Total	$87.5	100.0%	$74.6	100.0%

Net sales of services for large commercial aircraft were approximately $31.1 million in 2011 compared to $29.2 million in 2010, an increase of 6.5%.  The increase primarily resulted from two programs: a nacelle systems development program that generated $2.5 million more revenue in 2011 and the Boeing Integrated Test program which generated $2.3 million more revenue in 2011.  These increases were offset by decreased support provided on the Boeing 747-8 program of $2.4 million from $10.1 million in 2010 to $7.7 million in 2011 as the program matured.

Net sales of services supporting corporate and regional aircraft, the majority of which related to the development of new and re-designed aircraft, were approximately $25.0 million during 2011 compared to $21.1 million in 2010, an increase of 18.5%.  The increase in sales in this sector was primarily related to an increase in support requirements on the Bombardier Lear Jet L-85 of $9.1 million.  This increase was offset by a $4.1 million reduction in support requirements on the Mitsubishi Regional Jet program and a $3.2 million reduction on the G650 program due to design maturation.  The Company has been notified by Mitsubishi Aircraft Corporation that production is currently being delayed.  A portion of the Mitsubishi Regional Jet decrease is also attributable to a $0.5 million cumulative catch-up adjustment made to revenue due to cost growth on the overall program during the second quarter of 2011.

Military programs had net sales in 2011 of approximately $20.3 million compared to $18.7 million in 2010, an increase of 8.6%.  The increase from 2010 resulted primarily from services in support of the new Boeing Tanker program of $7.9 million, which was offset by the completion of requirements on the CH-53 program, which generated $4.7 million in revenues in 2010, and the completion of our current participation on the Joint Strike Fighter, which generated $1.7 million less revenue in 2011 than in 2010.

Sales related to the design and delivery of tooling on various programs supporting commercial aircraft were $11.1 million in 2011 compared to $5.6 million in 2010, an increase of 98.2%.  This increase was primarily due to a $4.9 million increase in revenue in 2011 on 787 shipping fixtures and $1.7 million in additional revenues for Boeing tooling projects.  These increases were offset by a decline of $1.0 million in Triumph tooling revenues.

 Cost of Goods Sold.  Cost of goods sold for 2011 was $72.9 million (83.3% of net sales) compared to $61.8 million (82.8% of net sales) for 2010.  Our increased sales demand led us to hire additional project engineers, which resulted in an increase of $7.7 million in salary and fringe costs.  The remainder of the increase was driven by an aggregate increase of $3.4 million in other direct and indirect project costs.

Gross Profit.  Gross profit for this segment was $14.6 million (16.7% of net sales) for 2011 and $12.8 million (17.2% of net sales) for 2010.  The decrease in gross profit percentage was due to the Mitsubishi Regional Jet program, which required a $0.5 million cumulative catch-up adjustment during the second quarter of 2011 due to estimated higher costs to complete and other fixed price contracts.  The decrease was also attributed to an unfavorable revenue adjustment in the fourth quarter of 2011 for a fixed price program used to produce 787 shipping fixtures that is ramping down.  This decrease was partially offset by an increase in revenue, which reduced fixed costs as a percentage of sales, thus improving the gross profit percentage.

Selling, General and Administrative Expenses and Other Charges.  Selling, general and administrative expenses were $8.1 million (9.3% of net sales) in 2011 and $7.4 million (9.9% of net sales) for 2010.  The increase was primarily due to an increase in administrative personnel to support growth.

Non-segment Expenses

Interest Expense.   Interest expense was $0.7 million for 2011 and 2010.

Other Income (Expense), Net.  Other expense was $0.7 million for 2011 compared to other income of $0.1 million for 2010.  This increase in expenses included $0.8 million of non-recurring costs incurred related to potential financing transactions we have decided not to pursue.

Income Tax Expense.  Income tax expense for 2011 was $7.1 million compared to $5.5 million for 2010.  During 2011 our effective income tax rate was 30.3% compared to 29.8% in 2010 with the increase primarily due to increased income that could not be offset at the same rate as available federal and state tax deductions and credits.  The income tax rate for 2012 is anticipated to be between 34.5% and 35.5% as the research and development credits utilized in 2011 and 2010 are currently expired as of 2012.

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

Aerostructures Segment

Net Sales.  Net sales were $149.3 million in 2010, a decrease of 6.7% from $160.1 million in 2009.  The following table summarizes the segment’s total sales and the percentage of the segment’s total sales represented by the market served for each of the twelve month periods ended December 31, 2010 and December 31, 2009, respectively:

Category	2010	% of Total	2009	% of Total
	($ in millions)
Large commercial aircraft	$59.5	39.9%	$68.2	42.6%
Corporate and regional aircraft	45.3	30.3%	47.8	29.9%
Military	34.7	23.2%	37.4	23.4%
Other	9.8	6.6%	6.7	4.1%
Total	$149.3	100.0%	$160.1	100.0%

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

Net sales for corporate and regional aircraft were $45.3 million during 2010 compared to $47.8 million in 2009, a decrease of 5.2%.  The decrease in sales in this sector was primarily attributable to a $7.0 million decrease in tooling sales from 2009.  This decrease was partially offset by a $3.2 million increase in sales of large cabin components for Gulfstream Aerospace Corporation from $33.9 million in 2009 to $37.1 million in 2010 and a $1.2 million increase in revenues generated by the new design-build program with MITAC, which generated minimal revenues in 2009.

Net sales of military products were $34.7 million in 2010 compared to $37.4 million in 2009, a decrease of 7.2%.  This decrease primarily resulted from a decline in net sales for the Apache program, to $1.3 million in 2010 from $3.9 million in 2009 due to the loss of a contract at our Tempco facility.  The Blackhawk program generated $29.4 million in 2010 compared to $29.2 million in 2009.

Other products generated $9.8 million in 2010 compared to $6.7 million in 2009, an increase of $3.1 million, or 46.3%.  Technology sales grew to $3.3 million in 2010 from $1.4 million in 2009, and testing and manufacturing sales of Intec grew to $5.6 million in 2010 from $4.3 million in 2009.

Cost of Goods Sold.  Cost of goods sold for 2010 was $110.6 million (74.1% of net sales) compared to $122.8 million (76.7% of net sales) for 2009.  The $12.2 million decrease in cost of sales was primarily driven by the lower sales in 2010 compared to 2009.  Cost of sales were higher as a percentage of sales in 2009 as production declined in order to reduce existing inventory levels resulting in a higher overhead cost in products sold.

Gross Profit.  Gross profit for 2010 was $38.7 million (25.9% of net sales) compared to $37.3 million (23.3% of net sales) for 2009.  Start-up costs on certain additions to work statements resulted in losses of $1.2 million in 2010.  Gross profit in 2009 was negatively impacted by a planned reduction in inventory levels.

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

Engineering Services Segment

Net Sales.  Net sales were $74.6 million in 2010, a decrease of 8.6% from $81.6 million in 2009.  The following table summarizes the segment’s total sales and the percentage of the segment’s total sales represented by the market served for each of the twelve-month periods ended December 31, 2010 and December 31, 2009, respectively:

Category	2010	% of Total	2009	% of Total
	($ in millions)
Large commercial aircraft	$29.2	39.1%	$33.6	41.2%
Corporate and regional aircraft	21.1	28.3%	17.8	21.8%
Military	18.7	25.1%	28.3	34.7%
Other	5.6	7.5%	1.9	2.3%
Total	$74.6	100.0%	$81.6	100.0%

Net sales of services for large commercial aircraft were approximately $29.2 million in 2010 compared to $33.6 million in 2009, the decrease of 13.1%.  The decline was primarily due to a reduction in the level of support required on the 747-8 of $9.6 million, as the program matured and was offset by an increase in support of the 787 program of $2.1 million for a planned derivative and the Airbus A350 program of $3.1 million in 2010.  The 2010 revenues were primarily from programs supporting the Boeing 747-8, 767, 777 and 787 platforms.

Net sales of services supporting corporate and regional aircraft were approximately $21.1 million during 2010 compared to $17.8 million in 2009, an increase of 18.5%.  The increase in sales in this sector was primarily related to an increase in support requirements on the Mitsubishi Regional Jet program of $5.8 million, a new development of a small business jet of $3.0 million and the Bombardier Lear Jet L-85 of $1.1 million.  This increase was offset by a $6.5 million reduction in support requirements on the G650 program.

Military programs had net sales in 2010 of approximately $18.7 million compared to $28.3 million in 2009, a decrease of 33.9%.  The decrease from 2009 resulted primarily from reduced requirements for services in support of the CH53 of $6.6 million and a reduction on the Delta H program of $2.9 million.

Sales related to the design and delivery of tooling on various programs supporting commercial aircraft were $5.6 million in 2010 compared to $1.9 million in 2009, an increase of 194.7%.  This increase was substantially due to additional support to a number of clients, with the largest increases in 787 shipping fixtures for use in the 747 large cargo freighter of $1.9 million and Global Hawk related tools of $0.9 million.

 Cost of Goods Sold.  Cost of goods sold for 2010 was $61.8 million (82.8% of net sales) compared to $65.9 million (80.8% of net sales) for 2009.  The $4.1 million decrease in cost of sales was primarily driven by the lower sales in 2010 compared to 2009.  In 2010, we were unable to generate the same level of revenue as in 2009 as we experienced transition between mature projects and new programs.

Gross Profit.  Gross profit for this segment was $12.8 million (17.2% of net sales) for 2010 and $15.7 million (19.2% of net sales) for 2009.  The decrease in gross profit during 2010 was due to a number of factors, including the Mitsubishi Regional Jet program, which required a $0.5 million cumulative catch-up adjustment during the fourth quarter of 2010 due to estimated higher costs to complete and other fixed price contracts.

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

Liquidity and Capital Resources

We generated cash from operations of $16.2 million in 2011 compared to $26.8 million in 2010 and $22.4 million in 2009.  Net cash provided by operating activities for 2011 was favorably impacted by increased profitability and an increase in accounts payable but unfavorably impacted by increases in trade accounts receivables and inventories due to the increase in sales volume, less favorable timing of payments on fixed price programs and the need to build inventory to support future production rate increases in Aerostructures’ large commercial aircraft and corporate and regional aircraft sectors.

Net cash used in investing activities for the year ended December 31, 2011 was $10.0 million compared to $7.1 million and $13.9 million for the years ended December 31, 2010 and 2009, respectively.  We spent $10.3 million in 2011 on capital expenditures, compared to $7.2 million and $3.9 million during 2010 and 2009, respectively, consistent with the Company’s plan to increase capital spending to support anticipated growth.  We paid $10.0 million, net of cash acquired, in the 2009 acquisition of Intec.

Cash flow used by financing activities was $0.3 million in 2011 compared to cash flow used of $17.8 million and $8.6 million in 2010 and 2009, respectively.  Funds used by financing activities in 2010 and 2009 primarily represent net cash payments on our revolving credit facility.  At December 31, 2010, the lines of credit were fully paid and there was no significant activity on the lines of credit in 2011.

During the third quarter of 2011, the Company increased its senior secured revolving credit facility, which now allows borrowings up to $125.0 million, subject to certain borrowing capacity limitations, including a limit based on a multiple of earnings before interest, taxes, depreciation, and amortization (“EBITDA”).  Our available borrowing capacity at December 31, 2011 was $96.8 million.  The maturity date of the credit facility is September 12, 2016.  As of December 31, 2011, the Company was, and expects to continue to be, in compliance with all of its financial and non-financial covenants.

We expect to meet our ongoing working capital, acquisition, debt service, and capital expenditure needs presently and for the next twelve months from a combination of our cash on hand, cash flow from operating activities and cash available under our credit facility, which is not scheduled to mature until September 2016.  Our capital budget for 2012 expects that capital expenditures will be between $14.0 million and $16.0 million.  The Company continues to search for complementary acquisitions and market for design build programs, which may require additional capital investments. Therefore, we continue to explore opportunities to raise additional capital as we look at opportunities to grow our business.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of operating leases as reflected under “Contractual Obligations and Commitments” below.

Contractual Obligations and Commitments

We had the following contractual obligations and commitments for debt and non-cancelable operating lease payments:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	($ in thousands)

Operating leases(1)	$35,216	$6,183	$10,816	$7,463	$10,754

(1)
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

At times, we accept new orders for products from our customers where actual production costs may differ from our expectations when we quoted the product.  Additionally, customers may request engineering changes or quality acceptance changes in products that may alter the cost of products produced by us.  In the latter circumstances, we notify the customer of these issues and seek reimbursement for costs incurred over and above the selling price of the products, as well as a re-pricing of the product on future deliveries.  For certain fixed price contracts requiring development or delivery of multiple units of complex product over more than one year, we incur and defer, as part of the inventory, certain costs that are specific to a particular contract and which we expect to recoup as part of the unit cost charged to the customer under the contract.  Such costs are charged to cost of product sales ratably as the manufactured units are shipped or costs are incurred pursuant to the contract.  Changes in the estimated number of units expected to be delivered under the contract result in prospective adjustments of the ratable charge-off of deferred inventoriable costs per unit shipped.  Should the remaining inventoriable costs plus estimated costs of production of units yet to be shipped under the contract exceed estimated future contract revenues, the resulting full loss is recognized in the period it becomes probable and estimable.  See Note 1 of the Notes to Consolidated Financial Statements in Item 8 below.

Contract Accounting.  Contract accounting involves a process of estimating the total revenues and costs for each contract, which results in the development of estimated gross margin percentages.  For contracts in which progress is measured using the units of delivery method, the amount reported as revenue represents the invoice price of delivered products, and cost of sales is determined by applying the estimated gross margin percentage to the amount of revenue recognized.  For contracts in which progress is measured using the cost-to-cost method, the amount reported as cost of sales represents actual costs incurred, and revenue is determined by applying the estimated gross margin percentage to actual costs incurred.  Based on the size, length of time and nature of the contract, the estimation of total revenues and costs through completion is complicated and subject to many variables.  Total contract revenue estimates are based on negotiated contract prices, customer change orders, claims when a legal basis exists and estimated cost to produce the product or service plus profit.  Total contract cost estimates are largely based on our cost of production, purchase order terms negotiated or estimated by our supply chain, historical and expected performance trends, customer change orders and other economic projections.

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

Goodwill and Intangible Assets.  The Company exercises its judgment in evaluating its goodwill and intangible assets for possible impairment.  We perform a goodwill and indefinite-lived intangible asset impairment test annually or when circumstances arise that indicate there may be an impairment.  In 2011 we adopted the revised goodwill impairment standard that provides an option to first assess qualitatively whether it is necessary to perform the quantitative tests.  The qualitative assessment involves evaluating relevant events or circumstances to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount.  If it is, the quantitative tests require comparing recorded values to estimated fair values for the assets under review.  If it is not, no additional analysis is required.

The Company has recorded its goodwill and conducted testing for potential goodwill impairment at a reporting unit level.  Our reporting units represent a business for which discrete financial information is available, and segment management regularly reviews the operating results.  There are three reporting units within the Company with 87% of the goodwill reported within the Engineering Services operating segment.  Generally, fair values for goodwill testing are estimated using a discounted cash flow approach and market approach unless circumstances indicate that a better estimate of fair value is available.

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

Our annual test of goodwill, which was conducted in the fourth quarter of 2011, resulted in the fair value of our reporting units being in excess of carrying value, and thus, no impairment charges were recorded.

Customer-related intangible assets resulting from the acquisitions of Intec, D3 and Versaform Corporation have an original estimated useful life of 15 to 16 years.  The trademark that resulted from the D3 acquisition was determined to have an indefinite life.  Other intangible assets resulting from the acquisition of Intec have an original estimated useful life of 4 to 7 years.  We test the indefinite lived intangible asset for impairment by comparing its carrying value over the amount of discounted cash flows attributable to the intangible asset.  We test the finite lived intangible assets for impairment by assessing the current period cash flows of each asset group.  If events or changes in circumstances indicate that the carrying amount of any of these intangible assets may not be recoverable, an impairment charge will be recognized for the amount by which the carrying amount of these assets exceeds its fair value.

As of December 31, 2011, and in further support of our analysis, our net book value (i.e., shareholders’ equity) was approximately $167.8 million, and our market capitalization was approximately $208.4 million.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows.  We are exposed to market risk primarily due to fluctuations in interest rates.  We do not utilize any particular strategy or instruments to manage our interest rate risk. At December 31, 2011 no amount of borrowing was outsatnding under the Company's credit facility.

The Company experiences risk related to commodity prices as some of the raw materials and operating supplies are subject to price and supply fluctuations caused by the market.  We strive to mitigate the impact of commodity price risk and participate in Boeing’s collective raw material sourcing contracts, which allow us to obtain raw materials at pre-negotiated rates.  This mitigates the exposure to market volatility of certain raw materials used in the aerospace industry.  Our supply agreements with The Boeing Company allow us to pass on certain unusual increases in raw material costs to The Boeing Company; however, in limited scenarios, we may not be fully compensated for the increased costs.  We have long-term supply agreements with several of our primary suppliers.  We are experiencing price increases for raw materials, such as aluminum, despite reductions in demand throughout the industry.  The specialized materials used in the aerospace industry have not allowed a reduction in prices.  We do not enter into forward contracts or other financial instruments to hedge commodity price risk; however, we do focus on strategic risk management of all raw material commodities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following financial statements are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of LMI Aerospace, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of LMI Aerospace, Inc. (the "Company") at December 31, 2011 and December 31, 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
St. Louis, Missouri
March 12, 2012

LMI AEROSPACE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$7,868	$1,947
Trade accounts receivable, net	42,720	34,006
Inventories	51,081	45,148
Prepaid expenses and other current assets	2,595	2,729
Deferred income taxes	4,085	3,846
Total current assets	108,349	87,676

Property, plant and equipment, net	27,340	21,346
Goodwill	49,102	49,102
Intangible assets, net	17,642	20,827
Other assets	2,173	898
Total assets	$204,606	$179,849

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$13,224	$7,898
Accrued expenses	10,875	11,246
Short-term deferred gain on sale of real estate	233	233
Current installments of long-term debt and capital lease obligations	29	181
Total current liabilities	24,361	19,558

Long-term deferred gain on sale of real estate	2,840	3,073
Long-term debt and capital lease obligations, less current installments	-	28
Long-term deferred revenue	701	-
Deferred income taxes	8,919	7,427
Total long-term liabilities	12,460	10,528

Shareholders’ equity:
Common stock, $0.02 par value per share; authorized 28,000,000 shares; issued 12,123,992 and 12,075,030 shares at December 31, 2011 and December 31, 2010, respectively	242	242
Preferred stock, $0.02 par value per share; authorized 2,000,000 shares; none issued at either date	-	-
Additional paid-in capital	74,823	73,440
Treasury stock, at cost, 249,082 shares at December 31, 2011 and 301,772 shares at December 31, 2010	(1,182)	(1,432)
Retained earnings	93,902	77,513
Total shareholders’ equity	167,785	149,763
Total liabilities and shareholders’ equity	$204,606	$179,849

See accompanying notes to consolidated financial statements.

LMI AEROSPACE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2011	2010	2009

Sales and service revenue
Product sales	$161,435	$143,919	$157,838
Service revenues	92,605	79,437	83,358
Net sales	254,040	223,356	241,196
Cost of sales and service revenue
Cost of product sales	117,368	106,891	117,999
Cost of service revenues	77,022	64,965	70,246
Cost of sales	194,390	171,856	188,245
Gross profit	59,650	51,500	52,951

Selling, general and administrative expenses	34,726	32,435	31,678
Impairment of goodwill	-	-	3,350
Severance and restructuring	-	-	312
Income from operations	24,924	19,065	17,611

Other income (expense):
Interest expense	(669)	(696)	(1,623)
Other, net	(730)	58	10
Total other expense	(1,399)	(638)	(1,613)

Income before income taxes	23,525	18,427	15,998
Provision for income taxes	7,136	5,496	5,843

Net income	$16,389	$12,931	$10,155

Amounts per common share:
Net income per common share	$1.42	$1.13	$0.90

Net income per common share assuming dilution	$1.40	$1.11	$0.90

Weighted average common shares outstanding	11,559,895	11,420,524	11,305,231

Weighted average dilutive common shares outstanding	11,741,513	11,636,385	11,341,312

See accompanying notes to consolidated financial statements.

LMI AEROSPACE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands, except share data)

		Additional			Total
	Common	Paid-In	Treasury	Retained	Shareholders'
	Stock	Capital	Stock	Earnings	Equity
Balance at December 31, 2008	$239	$69,855	$(1,727)	$54,433	$122,800
Comprehensive income:
Net income	-	-	-	10,155	10,155
Issuance of stock
34,380 shares in connection with exercise of options	-	78	23	(6)	95
91,524 shares of restricted stock	2	(2)	-	-	-
Other	(1)	(69)	-	-	(70)
Restricted stock compensation	-	1,672	-	-	1,672
Other	-	(159)	-	-	(159)
Balance at December 31, 2009	240	71,375	(1,704)	64,582	134,493
Comprehensive income:
Net income	-	-	-	12,931	12,931
Issuance of stock
20,360 shares in connection with exercise of options	-	33	30	-	63
79,823 shares of restricted stock	2	(2)	-	-	-
401k plan contribution	-	414	242	-	656
Restricted stock compensation	-	1,794	-	-	1,794
Other	-	(174)	-	-	(174)
Balance at December 31, 2010	242	73,440	(1,432)	77,513	149,763
Comprehensive income:
Net income	-	-	-	16,389	16,389
Issuance of stock
7,850 shares in connection with exercise of options	-	57	4	-	61
76,458 shares of restricted stock	-	(25)	24	-	(1)
401k plan contribution	-	589	222	-	811
Restricted stock compensation	-	1,254	-	-	1,254
Other	-	(492)	-	-	(492)
Balance at December 31, 2011	$242	$74,823	$(1,182)	$93,902	$167,785

See accompanying notes to consolidated financial statements.

LMI AEROSPACE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2011	2010	2009
Operating activities:
Net income	$16,389	$12,931	$10,155

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,241	7,289	7,537
Impairment of goodwill	-	-	3,350
Intangible asset impairment	1,163	-	-
Contingent consideration write-off	(1,235)	-	-
Restricted stock compensation	1,254	1,794	1,672
Charges for inventory obsolescence and valuation	820	1,099	1,940
Change in deferred tax assets and liabilities	1,253	(166)	(1,224)
Other noncash items	(227)	(240)	(123)
Changes in operating assets and liabilities, net of acquired businesses:
Trade accounts receivable	(8,871)	1,440	(7,971)
Inventories	(6,753)	(544)	15,037
Prepaid expenses and other assets	(1,080)	800	(91)
Current income taxes	818	(735)	21
Accounts payable	4,354	639	(4,768)
Accrued expenses	1,049	2,538	(3,118)
Net cash provided by operating activities	16,175	26,845	22,417
Investing activities:
Additions to property, plant and equipment	(10,267)	(7,151)	(3,938)
Proceeds from sale of equipment	270	6	123
Acquisitions, net of cash acquired	-	-	(9,990)
Other, net	-	-	(48)
Net cash used by investing activities	(9,997)	(7,145)	(13,853)
Financing activities:
Principal payments on long-term debt and notes payable	(180)	(327)	(498)
Advances on revolving line of credit	-	13,520	43,819
Payments on revolving line of credit	-	(30,520)	(51,819)
Other, net	(77)	(457)	(64)
Net cash used by financing activities	(257)	(17,784)	(8,562)
Net increase in cash and cash equivalents	5,921	1,916	2
Cash and cash equivalents, beginning of year	1,947	31	29
Cash and cash equivalents, end of year	$7,868	$1,947	$31

Supplemental disclosures of cash flow information:
Interest paid	$490	$531	$1,518
Income taxes paid, net of refunds received	$5,032	$6,360	$6,950

See accompanying notes to consolidated financial statements.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2011

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

Revenue Recognition

Except as described below, the Company recognizes revenue for sales of products and related services when products are delivered and services are rendered, the price is fixed or determinable, and collection is reasonably assured.

The majority of the Aerostructures segment’s revenues are generally recognized when products are shipped, delivery has occurred or services have been rendered.  For long-term contracts requiring development and delivery of multiple units of product over more than one year, the Company incurs and defers, as part of inventory, certain costs which are specific to the contract and will be recouped as part of the unit cost charged to the customer under the contract.  Such costs are charged to cost of product sales ratably as the manufactured units are shipped pursuant to the contract.  Changes in the estimated number of units expected to be delivered under such contracts result in prospective adjustments of the ratable charge-off of deferred inventoriable costs per unit shipped.  Should the remaining inventoriable costs plus estimated costs of production of units yet to be shipped under the contract exceed estimated future contract revenues, the resulting full loss is recognized in the period it becomes probable and estimable.  No such loss was recognized in 2011, 2010 or 2009.

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

For certain long-term fixed price design and development contracts, the Company applies the percentage of completion method of contract accounting.  The cost-to-cost method is used to measure progress toward completion.  Under the cost-to-cost method of accounting, the Company recognizes sales based on the ratio of costs incurred to the estimate of total costs at completion.  Should estimated total costs at completion exceed the estimated total revenue, the anticipated full loss is recognized in the period in which it is estimated.  No such loss was recognized in 2011, 2010 or 2009.  For certain other contracts, progress is measured using the units of delivery method.  The amount reported as revenue represents the invoice price of delivered products, and cost of sales is determined by applying the estimated gross margin percentage to the amount of revenue recognized.

In the ordinary course of business, the Company may receive requests from its customers to perform tasks not specified in its contracts.  When this occurs on a long-term contract using the cost-to-cost method of percentage of completion accounting, the Company may record revenue for claims or unpriced change orders to be negotiated with customers.  As of December 31, 2011, approximately 1% of revenue included claims and unpriced change orders.

Pre-Contract and Pre-Production Costs under Long-Term Supply Contracts

In certain circumstances, the Company capitalizes costs incurred prior to the execution of a contract with the customer.  These circumstances are limited to instances in which the Company has substantially negotiated the terms and conditions of the anticipated contract with its customers and concluded that their recoverability from the anticipated contract is probable.  As these costs are directly associated with a specific anticipated contract and they are concluded to be recoverable under that anticipated contract, the Company has capitalized these amounts.

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
December 31, 2011

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

Goodwill and Intangible Assets

The Company’s acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities.   As part of the purchase price allocation, the Company allocates the purchase price to the tangible assets acquired and liabilities assumed based on estimated fair market values, and the remainder of the purchase price is allocated to intangibles and goodwill.  Goodwill and intangible assets with indefinite lives are not amortized but are subject to an impairment assessment at least annually in relation to their fair value.  As part of this process, in 2011 the Company adopted the revised goodwill impairment standard that provides the Company with an option to first assess qualitatively whether it is necessary to perform the quantitative test.  The qualitative assessment involves evaluating relevant events or circumstances to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount.  If it is not, the Company can bypass the quantitative assessment of goodwill.  If it is, or if the Company has elected to bypass the qualitative assessment process, the quantitative assessment of goodwill utilizes a two-step process, where the carrying value of the reporting unit is compared to its fair value.  If the carrying value is less than the fair value, no impairment exists, and the second step is not performed.  However, if the carrying value is greater than the fair value, the second step is performed.  An impairment charge would be recognized for the amount that the carrying value of the goodwill exceeds its fair value.

Deferred Gain on Sale of Real Estate

On December 28, 2006, the Company entered into an agreement with a third party to sell and lease back certain of its real estate properties for $10,250.  The amount of the sale price in excess of book value for these properties of $4,242 was deferred and is being amortized over the 18 year term of the leases on a straight-line basis.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2011

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

The Company’s unrecognized tax benefits as of December 31, 2011 and 2010 are immaterial.  The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2011.  The Company has no material interest or penalties relating to income taxes recognized on the balance sheets as of December 31, 2011, and 2010.  As of December 31, 2011, returns for calendar years 2008 through 2010 remain subject to examination by the Internal Revenue Service and/or various state tax jurisdictions.

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

Recent Accounting Pronouncements

In May 2011, an update was made by the Financial Accounting Standards Board (“FASB”) to achieve common fair value measurement and disclosure requirements in U.S Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards.  It provides amendments to the definition of fair value and the market participant concept, grants an exception for the measurement of financial instruments held in a portfolio with certain offsetting risks, and modifies most disclosures.  The changes in disclosures include, for all Level 3 fair value measurements, quantitative information about significant unobservable inputs used and a description of the valuation processes in place.  The new guidance also requires disclosure of the highest and best use of a nonfinancial asset.  This standard will be effective prospectively during interim and for annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.  The adoption of this new standard on January 1, 2012, is not expected to have a significant impact on the Company’s consolidated financial statements.

In September 2011, an update was made by FASB to reduce the complexity and costs related to testing of goodwill impairment.  This amendment allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it is necessary to perform the two-step goodwill impairment test, as currently required by GAAP.  This amendment also improves previous guidance by expanding on examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not been issued.  The Company elected to early adopt the update for the period ended December 31, 2011.  The Company performed its annual goodwill impairment test during the fourth quarter, and the adoption did not have a significant impact on the Company’s consolidated financial statements.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2011

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

Management believes the acquisition of Intec, together with other initiatives, will provide composite assembly and component production capabilities to the Company, which will allow the Company to broaden its customer offerings and to use Intec’s skilled workforce in both the Aerostructures and Engineering Services segments to expand into the production of non-metallic products.  As such, significant synergies are expected to result from the acquisition.  The Company performed a valuation analysis to determine amounts allocated to the acquired assets and assumed liabilities, including various intangible assets.

The following table summarizes the purchase price allocation for Intec at the date of acquisition:

Cash acquired	$1,010
Other current assets	850
Fixed assets	812
Intangible assets	7,139
Goodwill	6,194
Current liabilities assumed	(1,092)
Long-term liabilities assumed	(3,913)
Cost of acquisition	$11,000

The anticipated synergies from the transaction have resulted in the goodwill indicated above.  Of the $7,139 acquired intangible assets, $4,904 was assigned to customer relations with an original estimated useful life of 15 years; $1,680 was assigned to proprietary technology with a weighted average estimated useful life of 9.5 years; and the remaining $555 consists of trademarks and non-compete agreements and have a weighted average useful life of 5.8 years.  The fair value of the customer relationships and non-compete agreements was determined using the discounted cash flow method.  The fair value of the trademarks and proprietary technologies was determined using the relief from royalty method.  Refer to Note 7 for a discussion on the contingent consideration assumed with the acquisition.

3.     ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS

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

Level 2:
Observable inputs other than Level 1 price, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2011

Following is a description of the valuation methodologies used for assets measured at fair value, which is included in cash and cash equivalents.  There have been no changes in the methodologies used at December 31, 2011.  There were no such assets at December 31, 2010.

Institutional Money Market: Valued at the closing price reported on the active markets on which the individual securities are traded (Level 1).

	Assets at Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
Money market fund	$7,503	$-	$-	$7,503

4.     ACCOUNTS RECEIVABLE NET

Accounts receivable, net consists of the following:

	December 31,
	2011	2010

Trade receivables	$35,482	$32,063
Unbilled revenue	6,347	1,871
Other receivables	1,250	325
	43,079	34,259
Less: Allowance for doubtful accounts	(359)	(253)
Accounts receivable, net	$42,720	$34,006

Under contract accounting unbilled revenue on long-term contracts arise when the sales or revenues based on performance attainment, though appropriately recognized, cannot be billed yet under terms of the contract as of the balance sheet date.  Accounts receivable expected to be collected after one year are not material.

5.     INVENTORIES

Inventories consist of the following:

	December 31,
	2011	2010

Raw materials	$9,437	$9,016
Work in progress	9,387	7,972
Manufactured and purchased components	15,051	11,422
Finished goods	14,744	13,424
Product inventory	48,619	41,834
Capitalized contract costs	2,462	3,314
Total inventories	$51,081	$45,148

Inventoried costs include capitalized contract costs relating to programs and contracts with long-term production cycles, a portion of which is not expected to be realized within one year.  The Company believes these amounts will be fully recovered.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2011

6.     PROPERTY, PLANT AND EQUIPMENT

Depreciation expense (including amortization expense on software) recorded by the Company totaled $5,219, $5,152 and $5,409 for 2011, 2010 and 2009, respectively.

	December 31,
	2011	2010

Land	$67	$67
Buildings and improvements	199	199
Machinery and equipment	62,751	54,708
Leasehold improvements	7,462	5,445
Software and other	9,557	8,638
Construction in progress	2,427	3,196
Total gross property, plant and equipment	82,463	72,253
Less accumulated depreciation	(55,123)	(50,907)
Total net property, plant and equipment	$27,340	$21,346

7.     ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

	Fair Value Measurements Using
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	For the Year Ended 12/31/2011 Total Gains (Losses)
Intangible assets, net	$17,642	$-	$-	$17,642	$(1,163)
Contingent consideration	-	-	-	-	1,235
					$72

During the first quarter of 2011, a triggering event occurred with regard to a certain proprietary technology intangible asset as a result of a failure to conclude a possible sale of a product line.  The Company did not have plans to utilize this technology in the near term and believed the current market for the product line to be limited; thus, utilizing the income approach with a level 3 valuation, the Company expected zero cash flows.  As such, a full impairment loss of $1,163 was recognized as of March 31, 2011.  The impairment loss was recognized in the Aerostructures segment in the selling, general and administrative expenses line of the Consolidated Statements of Income.

Included in accrued liabilities as of December 31, 2010 was $1,235 of contingent consideration, representing the fair value of the amount payable to former Intec shareholders if certain sales targets were achieved by Intec or if proceeds from the sale of certain portions of Intec exceeded a pre-established threshold by March 31, 2011.  This amount was calculated utilizing an income approach with a level 3 valuation in which the Company analyzed expected future cash flows of likely scenarios as of December 31, 2010.  Neither the sales targets nor the sale of certain portions of Intec occurred by March 31, 2011.  As such, the $1,235 of contingent consideration was deemed not to be owed, and a benefit was recorded in the selling, general and administrative expenses line of the Consolidated Statements of Income.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2011

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table summarizes goodwill balances by segment at December 31, 2011 and 2010, respectively:

	Aerostructures		Engineering Services		Total
	2011	2010	2011	2010	2011	2010
Balance at December 31,

Goodwill	$11,847	$11,847	$42,908	$42,908	$54,755	$54,755
Accumulated impairment loss (Tempco)	(5,653)	(5,653)	-	-	(5,653)	(5,653)

	$6,194	$6,194	$42,908	$42,908	$49,102	$49,102

The goodwill balance at December 31, 2011 and 2010 consisted of $42,908 from the acquisition of D3 Technologies, Inc. (“D3”) in July 2007 and $6,194 from the acquisition of Intec in January 2009.  Goodwill recorded as a result of the D3 and Intec acquisitions is not deductible for tax purposes.  The Company performed the goodwill impairment analyses in the fourth quarter of fiscal years 2011 and 2010 using the expected present value of future cash flows.  This is considered to be level 3 in the fair value hierarchy.  No adjustment to goodwill was required based on the fourth quarter 2011 and 2010 analyses.

Intangible Assets

Intangible assets primarily consist of trademarks and customer intangibles resulting from the acquisitions of Intec, D3 and Versaform Corporation.  The trademark of $4,222 that resulted from acquisition of D3 was determined to have an indefinite life.  The remaining trademark resulted from the acquisition of Intec and has a weighted average useful life of 6.7 years.  Customer intangibles have a useful life of 15 to 16 years.  Other intangible assets have a weighted average useful life of 4.7 years.  The carrying values were as follows:

	December 31,
	2011	2010

Trademarks	$4,582	$4,582
Customer intangible assets	21,515	21,515
Other	582	2,082
Accumulated amortization	(9,037)	(7,352)
Intangible assets, net	$17,642	$20,827

Intangibles amortization expense for 2011, 2010 and 2009 was $3,185, $2,137 and $2,083, respectively.  Amortization expense for 2011 includes $1,163 for the impairment loss as discussed in Note 7. Estimated annual amortization expense for these intangibles is as follows:

Year ending December 31,
2012	$1,975
2013	1,891
2014	1,773
2015	1,678
2016	1,521
Thereafter	4,582
Nonamortizeable	4,222
$17,642

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2011

9.     ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2011	2010

Accrued payroll	$1,366	$1,037
Accrued bonus	1,173	1,146
Accrued vacation & holiday	2,465	2,178
Accrued employee benefits	1,463	1,213
Accrued operating lease obligations	1,440	1,258
Deferred contract revenue	98	1,074
Accrued contingent consideration	-	1,235
Other	2,870	2,105
Total accrued expenses	$10,875	$11,246

10.   LINE OF CREDIT AGREEMENT

The Company amended and restated its credit agreement as of September 12, 2011.  The amended and restated credit agreement provides for a senior secured revolving credit facility in an aggregate principal amount of up to $125,000 subject to certain borrowing capacity limitations, including a limit based on a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”).  Our available borrowing capacity at December 31, 2011 was $96,779.  Borrowings under the credit facility are secured by substantially all of the Company’s assets and bear interest at either the LIBOR rate plus an applicable margin of 1.75% to 2.75% or the highest of the following plus 0.75% to 1.75%, depending in each case upon the total leverage ratio:

•	Prime rate,
•	Federal funds rate plus ½ of 1% or
•	In most circumstances, LIBOR for an interest period of one month plus 1%.

The maturity date of the credit facility is September 12, 2016.  The maturity date is subject to acceleration upon breach of the financial covenants (consisting of a maximum total leverage ratio and senior leverage ratio and a minimum fixed charge coverage ratio) and other customary non-financial covenants contained in the credit agreement.  As of December 31, 2011, the Company was in compliance with all of its financial and non-financial covenants.

11.   TREASURY STOCK TRANSACTIONS

The Company issued 5,860, 6,300 and 4,900 shares from treasury stock in 2011, 2010 and 2009, respectively, in conjunction with the exercise of certain employees’ options and grants of restrictive stock, but did not purchase any shares during those years.  The Company also utilized approximately 46,830 and 51,100 shares from treasury stock to match employee contributions in the Company’s 401(k) Plan in 2011 and 2010, respectively.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2011

12.   EARNINGS PER COMMON SHARE

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

	Year ended December 31,
	2011	2010	2009
Numerators
Net income	$16,389	$12,931	$10,155
Denominators
Weighted average common shares - basic	11,559,895	11,420,524	11,305,231

Dilutive effect of restricted stock	181,618	209,743	3,318
Dilutive effect of employee stock options	-	6,118	32,763

Weighted average common shares - diluted	11,741,513	11,636,385	11,341,312

Basic earnings per share	$1.42	$1.13	$0.90

Diluted earnings per share	$1.40	$1.11	$0.90

There were no anti-dilutive shares of non-vested restricted stock for the years ended December 31, 2011 and 2010.  A weighted average of 78,621 shares of non-vested restricted stock under the Company’s share-based compensation plan was excluded from the computation of 2009 diluted net income per common share, respectively, because the grant date fair value was greater than the average market price of the common shares during the respective reporting periods, causing such shares to have an anti-dilutive effect on earnings per share.

13.   COMMITMENTS AND CONTINGENCIES

The Company leases certain facilities and equipment under various non-cancelable operating lease agreements that expire at various dates through 2025.  At December 31, 2011, the future minimum lease payments under operating leases with initial non-cancelable terms in excess of one year are as follows:

Year ending December 31:
2012	$6,183
2013	5,898
2014	4,918
2015	4,108
2016	3,355
Thereafter	10,754
$35,216

Rent expense totaled $6,546, $6,714 and $7,048 in 2011, 2010 and 2009, respectively.

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

The Company has entered into employment agreements with certain members of senior management, the terms of which expire on January 1, 2014.  The terms of these agreements are up to three years, include non-compete and non-disclosure provisions, and provide for defined severance payments in the event of termination.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2011

14.   DEFINED CONTRIBUTION PLANS

The Company sponsored one defined contribution plan in 2011: the LMI Profit Sharing and Savings Plan (the “LMI Plan”).  The LMI Plan covers all of the employees of the Company and is a profit sharing plan that allows discretionary profit sharing contributions by the Company.  The LMI Plan also includes a 401(k) component that allows employee deferrals and a discretionary matching contribution component, under which the Company may make contributions based upon a percentage of employee contributions up to a maximum of $1 annually per employee.  Employee deferrals and matching contributions to the LMI Plan are fully vested to the employee immediately upon contribution.  Profit sharing contributions by the Company to the LMI Plan become vested over time and are fully vested after six years.  No profit sharing contributions have been made to the LMI Plan for 2011, 2010, or 2009.  The Company recognized costs for matching contributions to the LMI Plan totaling $806, $798, and $660 in 2011, 2010, and 2009, respectively.  The Company’s matching contributions to the LMI Plan are determined and approved by the Board of Directors, which can be settled in cash or shares of LMI common stock.  For the years ended December 31, 2011, 2010, and 2009, the Company made matching contributions of 50% for each one dollar contributed by each participant up to a maximum employer matching contribution of $1.  In 2011 and 2010 the contribution was made in shares of the Company’s common stock.  The amount of the expense is calculated based on the formula described above and is not impacted by the value of the common stock, as the shares given are based on the dollar amount of the matching contribution.

15.   STOCK-BASED COMPENSATION

On July 7, 2005, the Company’s shareholders approved the LMI Aerospace, Inc. 2005 Long-term Incentive Plan (the “Plan”).  The Plan provides for the grant of non-qualified stock options, incentive stock options, shares of restricted stock, restricted stock units, stock appreciation rights, performance awards and other share-based grants and cash bonus awards to employees and directors.

The Company did not make any share-based grants or awards, except for restricted stock awards as disclosed below, during the years ended December 31, 2011, 2010, and 2009, respectively.  All share-based grants or awards are time vested.

All outstanding stock options were exercisable at December 31, 2010 and were exercised on or before January 19, 2011 at an exercise price of $2.00 per share.  The aggregate intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009, based upon the market price on exercise date, were $126, $239 and $210, respectively.

A summary of the activity for non-vested restricted stock awards under the Company’s share-based compensation plans is presented below:

	2011
Restricted Stock Awards	Shares	Weighted Average Grant Date
Outstanding at January 1	320,671	$18.45
Granted	76,458	18.72
Vested	(108,185)	23.43
Forfeited	(10,534)	23.07
Outstanding at December 31	278,410	$16.42

All restricted stock awards are time vested, and they generally vest over three to five years.  Total unrecognized compensation costs related to non-vested restricted stock awards granted under the Plan were $1,716 and $1,781 as of December 31, 2011 and 2010, respectively.  These costs are expected to be recognized over a weighted average period of 0.8 year and 1.0 year, respectively.  The fair value of restricted stock awards that vested during the years ended December 31, 2011, 2010 and 2009, based on the market price on the vesting date, was $2,149, $835 and $566, respectively.

Common stock compensation expense related to restricted stock awards granted under the Plan was $1,254, $1,794 and $1,672 for the years ended December 31, 2011, 2010 and 2009, respectively.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2011

16.   INCOME TAXES

The temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred income tax assets and liabilities are as follows:

	December 31,
	2011	2010
Current deferred tax assets (liabilites):
Accrued vacation	$663	$612
Inventories	1,803	1,880
Stock award	962	1,440
Other	657	(86)
Total current deferred tax assets	4,085	3,846

Long-term deferred tax assets (liabilities):
Depreciation	(5,755)	(3,442)
Amortization of intangibles	(4,180)	(4,316)
Gain on sale of real estate	1,106	1,190
Long-term contract costs	(886)	(1,234)
Other	796	375
Total long-term deferred tax liabilities	(8,919)	(7,427)
Net deferred tax liabilities	$(4,834)	$(3,581)

The Company’s income tax provision attributable to income before income taxes consisted of the following for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Federal:
Current	$5,658	$5,306	$6,537
Deferred	1,149	(151)	(1,089)
	6,807	5,155	5,448

State
Current	225	355	494
Deferred	104	(14)	(99)
	329	341	395
Provision for income taxes	$7,136	$5,496	$5,843

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is as follows:

	2011	2010	2009
Federal taxes	$8,235	$6,449	$5,599
State and local taxes, net of federal benefit	329	341	395
Production deduction	(508)	(399)	(196)
Research and experimental and other tax credits	(665)	(470)	(189)
Non-taxable income	(432)	-	-
Other	177	(425)	234
Provision for income taxes	$7,136	$5,496	$5,843

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2011

17.   CUSTOMER AND SUPPLIER CONCENTRATION

Direct sales to our top three customers, The Boeing Company, Gulfstream Aerospace Corporation and Spirit AeroSystems, accounted for 18.3%, 16.5%, and 13.7% of our total revenues in 2011, respectively.  These revenues are reported by both the Aerostructures and Engineering Services segments, except Gulfstream Aerospace Corporation, with respect to which revenues are reported by the Aerostructures segment only.  Accounts receivable balances related to these customers were 15.6%, 5.4%, and 16.5% of the accounts receivable balance at December 31, 2011, respectively.

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

The Company did not have any sales to a foreign country greater than 10% of its total sales in 2011, 2010 and 2009, respectively.  The amounts of profitability and identifiable assets attributable to foreign sales activity are not material when compared with revenue, profitability, and identifiable assets attributed to United States domestic operations during 2011, 2010 and 2009.

The Company purchased approximately 59%, 64% and 57% of the raw materials used in production from three suppliers in 2011, 2010 and 2009, respectively.  The Company has increased its capability to integrate components into higher level aerospace assemblies and to provide point of use kitting.  As a result, there was an increase in the use of third party suppliers for the purchase of strategic components.  During 2011 and 2010, we purchased approximately 61% and 63% of the procured parts used in assembled products from four suppliers, respectively.  During 2009, we purchased approximately 46% of the procured parts used in assembled products from three suppliers.

18.   BUSINESS SEGMENT INFORMATION

The Company is organized into two reportable segments: the Aerostructures segment and the Engineering Services segment.  The Aerostructures segment fabricates, machines, finishes, integrates, assembles and kits formed close tolerance aluminum, specialty alloy and composite components and higher level assemblies for use by the aerospace, defense and technology industries.  The Engineering Services segment, comprised of the operations of D3, provides a complete range of design, engineering and program management services supporting aircraft lifecycles from conceptual design, analysis and certification through production support, fleet support and service life extensions via a complete turnkey engineering solution.

Corporate assets, liabilities and expenses related to the Company’s corporate offices, except for interest expense and income taxes, primarily support the Aerostructures segment.  The table below presents information about reported segments on the basis used internally to evaluate segment performance:

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2011

	December 31,
	2011	2010	2009

Net sales:
Aerostructures	$168,145	$149,259	$160,071
Engineering Services	87,527	74,574	81,585
Eliminations	(1,632)	(477)	(460)
	$254,040	$223,356	$241,196

Gross profit
Aerostructures	$44,966	$38,637	$37,268
Engineering Services	14,615	12,788	15,683
Eliminations	69	75	-
	$59,650	$51,500	$52,951

Income from operations:
Aerostructures	$18,334	$13,631	$9,219
Engineering Services	6,522	5,359	8,392
Eliminations	68	75	-
	$24,924	$19,065	$17,611

Depreciation, amortization and other charges:
Aerostructures (1)	$6,013	$4,843	$8,168
Engineering Services	2,391	2,446	2,719
	$8,404	$7,289	$10,887

(1) Includes a $1,163 charge for impairment of intangible in 2011 and $3,350 charge for impairment of goodwill in 2009.

Interest expense:
Aerostructures	$(5)	$(18)	$(11)
Engineering Services	(12)	(14)	(15)
Corporate	(652)	(664)	(1,597)
	$(669)	$(696)	$(1,623)

Capital expenditures:
Aerostructures	$8,716	$6,230	$3,045
Engineering Services	1,551	921	893
	$10,267	$7,151	$3,938

Total assets:
Aerostructures	$132,032	$108,920
Engineering	72,574	70,929
	$204,606	$179,849

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2011

19.   QUARTERLY FINANCIAL DATA (UNAUDITED)

The results of any single quarter are not necessarily indicative of the Company’s results for the full year.  Earnings per share data is computed independently for each of the periods presented.  As a result, the sum of the earnings per share amounts for the quarter may not equal the total for the year.

2011	First	Second	Third	Fourth
Net sales	$60,899	$63,348	$64,767	$65,026
Gross profit	$14,558	$15,245	$15,332	$14,515
Net income	$4,269	$3,966	$4,078	$4,076
Amounts per common share:
Net income	$0.37	$0.34	$0.35	$0.35
Net income - assuming dilution	$0.37	$0.34	$0.35	$0.35

2010	First	Second	Third	Fourth
Net sales	$60,415	$55,945	$52,284	$54,712
Gross profit	$14,406	$13,225	$11,965	$11,904
Net income	$3,896	$3,336	$2,649	$3,050
Amounts per common share:
Net income	$0.34	$0.29	$0.23	$0.27
Net income - assuming dilution	$0.34	$0.29	$0.23	$0.26

LMI AEROSPACE, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Dollar amounts in thousands)
December 31, 2011

		Additions		Deductions
	Beginning Balance	Charge to Cost/ Expense	Other Charge to Cost/ Expense (1)	Write-offs net of Recoveries	Ending Balance
Reserve for Accounts Receivable
Year ended December 31, 2009	$304	$(48)	$20	$3	$279
Year ended December 31, 2010	$279	$(23)	$-	$(3)	$253
Year ended December 31, 2011	$253	$157	$-	$(51)	$359

(1)  Represents reserve acquired with Intec in January 2009.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2011.  Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Management, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, assessed the Company’s internal control over financial reporting as of December 31, 2011, as required by Section 404 of the Sarbanes-Oxley Act of 2002, based on the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework,” adopted by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting is effective.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an audit report on our internal control over financial reporting which is included in Item 8.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the three month period ending December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information regarding our directors required by Item 401 of Regulation S-K and the information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) required by Item 405 of Regulation S-K will be included in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s 2012 Annual Meeting of Shareholders and is incorporated herein by this reference.

The following is a list of our current executive officers, their ages, their positions with us and their principal occupations for at least the past five years.

Name	Age	Position

Ronald S. Saks	68	Chief Executive Officer and Director

Ryan P. Bogan	37	Vice President, Chief Operating Officer

Richard Johnson	61	President of D3 Technologies, Inc., a wholly-owned subsidiary of the Company

Lawrence E. Dickinson	52	Vice President, Chief Financial Officer and Secretary

Robert T. Grah	57	Chief Operating Officer – Aerostructures Segment

Michael J. Biffignani	56	Chief Information Officer

Cynthia G. Maness	61	Vice President of Human Resources and Organizational Development

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

Ryan P. Bogan. Mr. Bogan has been our Chief Operating Officer since July 2011.  Mr. Bogan has served as a Vice President of the Company since 2007 and was Chief Executive Officer of D3 Technologies, Inc. from 2002 to 2011.  Mr. Bogan had served in various management positions with D3 Technologies, Inc. since 1998, including Director of Business Development and Chief Operations Officer.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by Item 402 of Regulation S-K regarding the compensation of the Company’s directors and executive officers will be included in its definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by Item 407(e)(4) and (e)(5) of Regulation S-K will be included in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s 2012 Annual Meeting of Shareholders under the captions “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 403 of Regulation S-K regarding the security ownership of our beneficial owners and our management and the information required by Item 201(d) of Regulation S-K regarding our equity compensation plans will be included in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s 2012 Annual Meeting of Shareholders and is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 407(a) of Regulation S-K regarding director independence and Item 404 regarding transactions with related persons will be included in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information contained under the caption “Fees Billed by Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s 2012 Annual Meeting of Shareholders, which involves the election of directors, is incorporated herein by this reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Charles and State of Missouri on the 12th day of March, 2012.

LMI AEROSPACE, INC.

By:	/s/ Ronald S. Saks
Ronald S. Saks
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald S. Saks
Ronald S. Saks	Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2012

/s/ Lawrence E. Dickinson
Lawrence E. Dickinson	Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 12, 2012

/s/ Joseph Burstein
Joseph Burstein	Chairman of the Board and Director	March 12, 2012

/s/ Sanford S. Neuman
Sanford S. Neuman	Assistant Secretary and Director	March 12, 2012

/s/ Thomas Unger
Thomas Unger	Director	March 12, 2012

/s/ John M. Roeder
John M. Roeder	Director	March 12, 2012

/s/ John S. Eulich
John S. Eulich	Director	March 12, 2012

/s/ Judith W. Northup
Judith W. Northup	Director	March 12, 2012

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Articles of the Registrant previously filed as Exhibit 3.1 to the Registrant’s Form S-1 (File No. 333-51357) dated as of April 29, 1998 (the “Form S-1”) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Registrant previously filed as Exhibit 3.2 to the Form S-1 and incorporated herein by reference.

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

10.1
Lease Agreement dated December 7, 2005 between Inmobiliaria LA Rumorosa S.A. de C.V.  and Ivemsa S.A. de C.V., including all amendments, for the premises located at A.V. Eucalipto, #2351, Col. Rivera, Modulo Cy D, C.P. 21259, Mexicali, Baja California, Mexico and filed as Exhibit 10.2 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008 and filed March 16, 2009 and incorporated herein by reference.

10.2
Lease Agreement dated May 19, 2008 between Precise Machine Company and Acquiport DFWIP, Inc. for the premises located at 14813 Trinity Blvd., Fort Worth, Texas and filed as Exhibit 10.3 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008 and filed March 16, 2009 and incorporated herein by reference.

10.3
Lease Agreement dated May 2, 2006 between LMI Finishing, Inc. and Port Partnership, LLP for the premises located at 5270 N. Skiatook, Catoosa, Oklahoma and filed as Exhibit 10.4 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008 and filed March 16, 2009 and incorporated herein by reference.

10.4
Lease Agreement dated September 1, 2003 between Leonard’s Metal, Inc. and Kole Warehouses, including all amendments, for the premises located at 101 Coleman, Savannah, Georgia and filed as Exhibit 10.5 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008 and filed March 16, 2009 and incorporated herein by reference.

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

10.10+
Employment Agreements effective January 1, 2011 between LMI Aerospace, Inc. and each of Ronald S. Saks (as amended pursuant to that certain Amendment to Employment Agreement dated as of July 11, 2011 between LMI Aerospace, Inc. and Ronald S. Saks), Lawrence E. Dickinson, Michael J. Biffignani, and Cynthia G. Maness previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed February 28, 2011 and incorporated herein by reference.

10.11
Lease Agreement dated May 6, 1997 between the Registrant and Victor Enterprises, LLC, including all amendments, for the premises located at 101 Western Avenue S., Auburn, Washington previously filed as Exhibit 10.10 to the Form S-1/A and incorporated herein by reference.

10.12
Lease Agreement dated February 1, 1995 between the Registrant and RFS Investments for the premises located at 2621 West Esthner Court, Wichita, Kansas previously filed as Exhibit 10.11 to the Form S-1/A and incorporated herein by reference.

10.13+	Profit Sharing and Savings Plan and Trust, restated effective January 1, 2009, including amendments previously filed as Exhibit 10.12 to the Form S-1/A and incorporated herein by reference.

10.14
Business Reformation Agreement between Leonard’s Metal, Inc. and Lockheed Martin Aeronautics Company dated September 21, 2001 previously filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed November 14, 2001 and incorporated by reference..

10.15
Lease Agreement dated April 2, 2001 between Peter Holz and Anna L. Holz, Trustees of the Peter and Anna L. Holz Trust dated 2/8/89, including all amendments, as to an undivided one-half interest, and Ernest R. Star and Linda Ann Zoettl, Trustees under the Ernest L. Star and Elizabeth H. Star 1978 Trust dated August 25, 1978, as to an undivided one-half interest, and Metal Corporation [now Tempco Engineering, Inc.] for the premises located at 11011-11021 Olinda Street, Sun Valley, California previously filed as Exhibit 10.27 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001 filed April 1, 2002 and incorporated herein by reference.

10.16
Lease Agreement dated April 2, 2001 between Tempco Engineering, Inc. and Metal Corporation for the premises located at 8866 Laurel Canyon Blvd., Sun Valley, California previously filed as Exhibit 10.28 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001 filed April 1, 2002 and incorporated herein by reference.

10.17
Lease Agreement between Versaform Corp. and Nonar Enterprises, including all amendments, dated September 12, 2003 for the premises located at 1351,1377, and 1391 Specialty Drive, Vista, California previously filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed November 14, 2003 and incorporated herein by reference.

10.18+	2005 Long-Term Incentive Plan previously filed as Exhibit 10.1 in the Registrant’s Form 8-K filed July 13, 2005 and incorporated herein by reference.

10.19
General Terms Agreement between Spirit AeroSystems, Inc. (Tulsa Facility) and LMI Aerospace, Inc. dated April 19, 2006 previously filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed May 18, 2006 and incorporated herein by reference.

10.20
Special Business Provisions between Spirit AeroSystems, Inc. and LMI Aerospace, Inc. dated April 19, 2006 previously filed as Exhibit 10.2 to the Registrant’s Form 10-Q filed May 18, 2006 and incorporated herein by reference.

10.21
Lease Agreement between Leonard’s Metal, Inc. and Welsh Fountain Lakes, L.L.C. dated June 9, 2006 between Welsh Fountain Lakes, L.L.C. for the premises located at 411 Fountain Lakes Blvd., St. Charles, Missouri previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed June 15, 2006 and incorporated herein by reference.

10.22	Memorandum of Agreement effective as of December 22, 2010 between LMI Aerospace, Inc. and Gulfstream Aerospace Corporation

10.23	Lease Agreement between Leonard’s Metal, Inc. and Angelo Gordon, successor in interest to CIT CRE LLC, dated as of December 28, 2006, including all amendments, for the premises located at 2629-2635 Esthner Court, Wichita, Kansas, 3600 Mueller Road, St. Charles, Missouri, 3030-3050 North Highway 94, St. Charles, Missouri previously filed as Exhibit 10.3 to the Registrant’s Form 8-K filed January 3, 2007 and incorporated herein by reference.

10.24	Credit Agreement between the Registrant, Wells Fargo Bank, National Association (as Administrative Agent, Swingline Lender and Issuing Lender), Royal Bank of Canada, National Association (as Syndication Agent) and the other lender parties thereto dated September 12, 2011 previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed September 16, 2011 and incorporated herein by reference.

10.25+	Employment Agreement effective November 1, 2010 between D3 Technologies, Inc., a wholly owned subsidiary of the Registrant and Richard L. Johnson, previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed October 21, 2010 and incorporated herein by reference.

10.26+
First Amendment to Employment Agreement dated effective December 31, 2011 between the D3 Technologies, Inc., a wholly owned subsidiary of the Registrant and Richard L. Johnson, previously filed as Exhibit 10.4 to the Registrant’s Form 8-K filed February 28, 2011 and incorporated herein by reference.

10.27+
Second Amendment to Employment Agreement dated as of February 22, 2011 between D3 Technologies, Inc., a wholly owned subsidiary of Registrant, and Richard L. Johnson previously filed as Exhibit 10.5 to the Registrant’s Form 8-K filed February 28, 2011 and incorporated herein by reference.

10.28
Lease Agreement dated January 16, 2009 between Integrated Holdings, LLC and Integrated Technologies, Inc. for the premises located at 1910 Merrill Creek Parkway, Everett, WA 98203 and filed as Exhibit 10.2 of the Registrant’s Form 10-Q filed May 11, 2009 and incorporated herein by reference.

10.29+
Employment Agreement dated as of July 11, 2011 between LMI Aerospace, Inc. and Ryan P. Bogan previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed July 14, 2011 and incorporated herein by reference.

10.30+	Amendment to Employment Agreement dated as of July 11, 2011 between LMI Aerospace, Inc. and Ronald S. Saks.

10.31	Lease agreement dated August 19, 2011 between D3 Technologies Inc. and JLM & Associates, LLC for the premises located at 1045 Keys Drive, Greenville, South Carolina, 29615.

10.32+	Employment Agreement effective January 1, 2011 between the Registrant and Robert T. Grah, previously filed as Exhibit 10.2 to the Registrant’s Form 8-K filed February 28, 2011 and incorporated herein by reference.

10.33+	Employment and Education Leave Agreement dated as of January 1, 2011, between D3 Technologies, Inc., a wholly owned subsidiary of the Registrant and Ryan P. Bogan previously filed as Exhibit 10.3 to the Registrant’s Form 8-K filed February 28, 2011 and incorporated herein by reference.

14	Code of Business Conduct and Ethics, filed as Exhibit 14.1 to the Registrant’s Form 10-K/A for the fiscal year ended December 31, 2003 filed May 6, 2004 and incorporated herein by reference.

21.1	List of Subsidiaries of the Registrant filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP filed herewith.

31.1	Rule 13a-14(a) Certification of Ronald S. Saks, Chief Executive Officer filed herewith.

31.2	Rule 13a-14(a) Certification of Lawrence E. Dickinson, Chief Financial Officer filed herewith.

32	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 filed herewith.

101.ins	Instance Document

101.sch	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document

101.def	XBRL Taxonomy Extension Definition Linkbase Document

101.lab	XBRL Taxonomy Extension Label Linkbase Document

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contract or compensatory plan or arrangement required to be filed as exhibit to this report.

*
The Company has received confidential treatment of the redacted portions of this exhibit pursuant to Rule  24b-2, under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.