Form 10-Q
period 2012-03-31
LMI AEROSPACE INC
filed 2012-05-08
CIK 1059562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012.
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

On April 30, 2012, there were 11,958,112 shares of our common stock, par value $0.02 per share, outstanding.

LMI AEROSPACE, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDING MARCH 31, 2012

PART I.  FINANCIAL INFORMATION

Table of Content

 PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

LMI Aerospace, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$5,494	$7,868
Trade accounts receivable, net of allowance of $232 at March 31, 2012 and $359 at December 31, 2011	47,271	42,720
Inventories	55,497	51,081
Prepaid expenses and other current assets	3,982	2,595
Deferred income taxes	3,908	4,085
Total current assets	116,152	108,349

Property, plant and equipment, net	28,207	27,340
Goodwill	49,102	49,102
Intangible assets, net	17,148	17,642
Other assets	2,118	2,173
Total assets	$212,727	$204,606

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$11,825	$13,253
Accrued expenses	14,675	10,875
Short-term deferred gain on sale of real estate	233	233
Total current liabilities	26,733	24,361

Long-term deferred gain on sale of real estate	2,781	2,840
Long-term deferred revenue	701	701
Deferred income taxes	8,919	8,919
Total long-term liabilities	12,401	12,460

Shareholders’ equity:
Common stock, $0.02 par value per share; authorized 28,000,000 shares: issued 12,110,310 and 12,123,992 shares at March 31, 2012 and December 31, 2011, respectively	242	242
Preferred stock, $0.02 par value per share; authorized 2,000,000 shares; none issued at either date	-	-
Additional paid-in capital	75,379	74,823
Treasury stock, at cost, 152,198 shares at March 31, 2012 and 249,082 shares at December 31, 2011	(722)	(1,182)
Retained earnings	98,694	93,902
Total shareholders’ equity	173,593	167,785
Total liabilities and shareholders’ equity	$212,727	$204,606

See accompanying notes to condensed consolidated financial statements.

Table of Content

 LMI Aerospace, Inc.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Sales and service revenue
Product sales	$40,165	$37,354
Service revenue	26,584	23,545
Net sales	66,749	60,899
Cost of sales and service revenue
Cost of product sales	27,385	26,649
Cost of service revenue	22,846	19,692
Cost of sales	50,231	46,341
Gross profit	16,518	14,558

Selling, general and administrative expenses	9,080	8,651
Income from operations	7,438	5,907

Other income (expense):
Interest expense	(201)	(139)
Other, net	169	25
Total other expense	(32)	(114)

Income before income taxes	7,406	5,793
Provision for income taxes	2,614	1,524

Net income	$4,792	$4,269

Amounts per common share:
Net income per common share	$0.41	$0.37

Net income per common share assuming dilution	$0.41	$0.37

Weighted average common shares outstanding	11,618,008	11,509,198

Weighted average dilutive common shares outstanding	11,783,241	11,693,800

See accompanying notes to condensed consolidated financial statements.

Table of Content

 LMI Aerospace, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Operating activities:
Net income	$4,792	$4,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,936	1,812
Intangible asset impairment	-	1,163
Contingent consideration write-off	-	(1,235)
Restricted stock compensation	375	375
Other noncash items	(150)	377
Changes in operating assets and liabilities:
Trade accounts receivable	(4,678)	(3,158)
Inventories	(4,311)	(2,308)
Prepaid expenses and other assets	(1,291)	(320)
Current income taxes	2,466	1,314
Accounts payable	(822)	(85)
Accrued expenses	2,111	635
Net cash provided by operating activities	428	2,839
Investing activities:
Additions to property, plant and equipment	(2,909)	(1,617)
Other, net	27	-
Net cash used by investing activities	(2,882)	(1,617)
Financing activities:
Other, net	80	(148)
Net cash provided (used) by financing activities	80	(148)
Net (decrease) increase in cash and cash equivalents	(2,374)	1,074
Cash and cash equivalents, beginning of year	7,868	1,947
Cash and cash equivalents, end of quarter	$5,494	$3,021

See accompanying notes to condensed consolidated financial statements.

Table of Content

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2012

 1.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair representation have been included.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission.

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

Recent Accounting Standards

In May 2011, an update was made by the Financial Accounting Standards Board (“FASB”) to achieve common fair value measurement and disclosure requirements in U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”).  It provides amendments to the definition of fair value and the market participant concept, grants an exception for the measurement of financial instruments held in a portfolio with certain offsetting risks, and modifies most disclosures.  The changes in disclosures include, for all Level 3 fair value measurements, quantitative information about significant unobservable inputs used and a description of the valuation process in place.  The new guidance also requires disclosure of the highest and best use of a nonfinancial asset.  This standard became effective prospectively during interim and for annual periods beginning after December 15, 2011.  The Company adopted the update as of January 1, 2012, and the adoption did not have a significant impact on the Company’s consolidated financial statements.

2. Assets and Liabilities Measured at Fair Value

Fair Value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  A fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).  The three levels of the fair value hierarchy are described below:

Level 1:	Quoted prices in active markets for identical assets or liabilities

Level 2:
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets or liabilities

Table of Content

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2012

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  The valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Following is a description of the valuation methodologies used for assets measured at fair value, which is included in cash and cash equivalents.  There have been no changes in the methodologies used at March 31, 2012.

	Assets at Fair Value as of March 31, 2012
Recurring Fair Value Measurement:	Total	Level 1	Level 2	Level 3
Money market fund (1)	$3,506	$3,506	$-	$-

	Assets at Fair Value as of December 31, 2011
Recurring Fair Value Measurement:	Total	Level 1	Level 2	Level 3
Money market fund (1)	$7,503	$7,503	$-	$-

Non-recurring Fair Value Measurements:
Intangible assets, net (2)	$17,642	$-	$-	$17,642
Contingent consideration (3)	-	-	-	-
	$17,642	$-	$-	$17,642

(1)	Institutional Money Market: Valued at the closing price reported on the active markets on which the individual securities are traded (Level 1).
(2)
During the first quarter of 2011, a triggering event occurred with regard to a certain proprietary technology intangible asset as a result of a failure to conclude a possible sale of a product line.  The Company did not have plans to utilize this technology in the near term and believed the current market for the product line to be limited; thus, utilizing the income approach with a level 3 valuation, the Company expected zero cash flows.  As such, a full impairment loss of $1,163 was recognized as of March 31, 2011.  The impairment loss was recognized in the Aerostructures segment in the selling, general and administrative expenses line of the Condensed Consolidated Statements of Operations.

(3)
Included in accrued liabilities as of December 31, 2010 was $1,235 of contingent consideration, representing the fair value of the amount payable to former Intec shareholders if certain sales targets were achieved by Intec or if proceeds from the sale of certain portions of Intec exceeded a pre-established threshold by March 31, 2011.  This amount was calculated utilizing an income approach with a level 3 valuation in which the Company analyzed expected future cash flows of likely scenarios as of December 31, 2010.  Neither the sales targets nor the sale of certain portions of Intec occurred by March 31, 2011.  As such, the $1,235 of contingent consideration was deemed not to be owed, and a benefit was recorded in the selling, general and administrative expenses line of the Condensed Consolidated Statements of Operations for the period ended March 31, 2011.

3.  Inventories

Inventories consist of the following:

	March 31,	December 31,
	2012	2011

Raw materials	$9,945	$9,437
Work in progress	10,358	9,387
Manufactured and purchased components	16,289	15,051
Finished goods	16,114	14,744
Product inventory	52,706	48,619
Capitalized contract costs	2,791	2,462
Total inventories	$55,497	$51,081

Table of Content

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2012

Inventoried costs include capitalized contract costs relating to programs and contracts with long-term production cycles, a portion of which is not expected to be realized within one year.  The Company believes these amounts will be fully recovered.

4.  Goodwill and Intangible Assets

Goodwill

Goodwill balances at March 31, 2012 and December 31, 2011 consisted of $42,908 from the acquisition of D3 Technologies, Inc. (“D3”) in July 2007 and $6,194 from the acquisition of Integrated Technologies, Inc. (“Intec”) in January 2009.  These goodwill balances are not deductible for tax purposes.

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

	March 31,	December 31,
	2012	2011

Trademarks	$4,582	$4,582
Customer intangible assets	21,515	21,515
Other	582	582
Accumulated amortization	(9,531)	(9,037)
Intangible assets, net	$17,148	$17,642

Intangibles amortization expense was $494 and $1,696 for the three months ended March 31, 2012 and 2011, respectively.  The expense for the three months ended March 31, 2011 includes $1,163 for the impairment loss discussed in Note 2.  Estimated annual amortization expense for the balance of 2012 and the next five years and thereafter is as follows:

Year ending December 31,
	2012 (1)	$1,481
	2013	1,891
	2014	1,773
	2015	1,678
	2016	1,521
	2017	1,331
	Thereafter	3,251
	Nonamortizeable	4,222
		$17,148

(1)	Represents amortization expense for the remainder of 2012.

The carrying value of goodwill and intangible assets with indefinite lives is assessed at least annually, during the fourth quarter, unless a triggering event occurs, and an impairment charge is recorded if appropriate.  There were no triggering events in the first quarter of 2012.

Table of Content

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2012

5. Line of Credit Agreement

The Company has a senior secured revolving credit facility in an aggregate principal amount of up to $125,000 subject to certain borrowing capacity limitations, including a limit based on a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”).  Our available borrowing capacity as of March 31, 2012 was $102,584.  Borrowings under the credit facility are secured by substantially all of the Company’s assets and bear interest at either the LIBOR rate plus an applicable margin of 1.75% to 2.75% or the highest of the following plus 0.75% to 1.75%, depending in each case upon the total leverage ratio:

•	Prime rate,
•	Federal funds rate plus 0.5% or
•	In most circumstances, LIBOR for an interest period of one month plus 1%.

The maturity date of the credit facility is September 12, 2016.  The maturity date is subject to acceleration upon breach of the financial covenants (consisting of a maximum total leverage ratio and senior leverage ratio and a minimum fixed charge coverage ratio) and other customary non-financial covenants contained in the credit agreement.  As of March 31, 2012, the Company was in compliance with all of its financial and non-financial covenants.

6.  Earnings Per Common Share

Basic net income per common share is based upon the weighted average number of common shares outstanding.  Diluted net income per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect of restricted stock, using the if-converted methods.  The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

	March 31,
	2012	2011
Numerators
Net income	$4,792	$4,269
Denominators
Weighted average common shares - basic	11,618,008	11,509,198

Dilutive effect of restricted stock	165,233	184,602

Weighted average common shares - diluted	11,783,241	11,693,800

Basic earnings per share	$0.41	$0.37

Diluted earnings per share	$0.41	$0.37

7.  Stock-Based Compensation

On July 7, 2005, the Company’s shareholders approved the LMI Aerospace, Inc. 2005 Long-Term Incentive Plan (the “Plan”).  The Plan provides for the grant of non-qualified stock options, incentive stock options, shares of restricted stock, restricted stock units, stock appreciation rights, performance awards and other share-based grants and cash bonus awards to employees and directors.  All share-based grants or awards are subject to a time-based vesting schedule.  The Company has only issued restricted stock in the periods presented.

Table of Content

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2012

A summary of the activity for non-vested restricted stock awards as of March 31, 2012 and changes during the three-month period is presented below:

	2012
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1	278,410	$16.42
Granted	52,410	20.24
Vested	(41,506)	11.83
Outstanding at March 31	289,314	$17.77

Common stock compensation expense related to restricted stock awards granted under the Plan was $375 for the three months ended March 31, 2012 and 2011.

Total unrecognized compensation costs related to non-vested share-based compensation awards granted or awarded under the Plan were $2,402 and $1,716 at March 31, 2012 and December 31, 2011, respectively.  These costs are expected to be recognized over a weighted average period of 1.2 years and 0.8 year, respectively.

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

Corporate assets, liabilities and expenses related to the Company’s corporate offices, except for interest expense and income taxes, primarily support the Aerostructures segment.  The table below presents information about reported segments on the basis used internally to evaluate segment performance:

	Three Months Ended
	March 31,
	2012	2011

Net sales:
Aerostructures	$41,482	$39,450
Engineering Services	25,567	22,468
Eliminations	(300)	(1,019)
	$66,749	$60,899

Income from operations:
Aerostructures	$4,754	$4,219
Engineering Services	2,678	1,657
Eliminations	6	31
	$7,438	$5,907

9.  Customer Concentration

Direct sales, through both of its business segments, to the Company’s largest customer, The Boeing Company (“Boeing”), accounted for 20.5% and 17.8% of the Company’s total revenues for the three months ended March 31, 2012 and 2011, respectively.  Accounts receivable balances based on direct sales related to Boeing were 17.2% and 15.6% of the Company’s total accounts receivable balance at March 31, 2012 and December 31, 2011, respectively.

Table of Content

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2012

Direct sales, through its Aerostructures segment, to the Company’s second largest customer, Gulfstream Aerospace Corporation, a General Dynamics company (“Gulfstream”), accounted for 15.9% and 17.2% of the Company’s total revenues for the three months ended March 31, 2012 and 2011, respectively.  Accounts receivable balances related to Gulfstream were 8.4% and 5.4% of the Company’s total accounts receivable balance at March 31, 2012 and December 31, 2011, respectively.

Direct sales, through both of its business segments, to the Company’s third largest customer, Spirit Aerosystems (“Spirit”), accounted for 12.4% and 15.5% of the Company’s total revenues for the three months ended March 31, 2012 and 2011, respectively.  Accounts receivable balances related to Spirit were 13.6% and 16.5% of the Company’s total accounts receivable balance at March 31, 2012 and December 31, 2011, respectively.

Direct sales, through both of its business segments, to the Company’s fourth largest customer, Bombardier Inc. (“Bombardier”), accounted for 10.0% and 3.8% of the Company’s total revenues for the three months ended March 31, 2012 and 2011, respectively.  Accounts receivable balances related to Bombardier were 6.2% and 9.3% of the Company’s total accounts receivable balance at March 31, 2012 and December 31, 2011, respectively.

10.  Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2012 and 2011 was 35.3% and 26.3%.  The 2011 rate reflects a $0.4 million lower tax expense due to a non-taxable gain associated with the write-off of contingent consideration discussed in Note 2 related to the Intec acquisition and Federal income tax credits which have not been enacted into law in 2012.

Table of Content

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. The Company makes forward-looking statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q, which represent the Company’s expectations or beliefs about future events and financial performance.  When used in this report, the words “expect,” “believe,” “anticipate,” “goal,” “plan,” “intend,” “estimate,” “may,” “will” or similar words are intended to identify forward-looking statements. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events or results.  Such statements are subject to known and unknown risks, uncertainties and assumptions, including those referred to under “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “2011 Form 10-K”) and otherwise described in the Company’s periodic filings and current reports filed with the Securities and Exchange Commission.

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

This Quarterly Report on Form 10-Q should be read completely, in conjunction with our 2011 Form 10-K and with the understanding that the Company’s actual future results may be materially different from what the Company expects.  All forward-looking statements made by the Company in this Quarterly Report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission are qualified by these cautionary statements.

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the Company to make estimates and assumptions.  (See Note 1 of the Condensed Consolidated Financial Statements included as part of this Quarterly Report on Form 10-Q.)

The Company believes that certain significant accounting estimates have the potential to have a more significant impact on the financial statements either because of the significance of the financial statements to which they relate or because they involve a higher degree of judgment and complexity.  A summary of such critical accounting estimates can be found in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s 2011 Form 10-K.

 Overview

We are a leading provider of design engineering services and supplier of structural assemblies, kits and components to the aerospace, defense and technology markets.  We primarily sell our products and services to the large commercial aircraft, corporate and regional aircraft, and military markets.  Historically, our business was primarily dependent on the large commercial aircraft market, specifically with one principal customer.  In order to diversify our product and customer base, we implemented an acquisition and marketing strategy in the late 1990s that has broadened the number of industries to which we sell our products and services and, within the aerospace industry, diversified our customer base to reduce our dependence on any one principal customer.  Our acquisitions of D3 in 2007 and Intec in 2009 were in furtherance of our growth strategy of increasing the array of value-added services and solutions that we offer to our customers.  We believe that original equipment manufacturers and Tier 1 aerospace companies will continue the trend of selecting their suppliers based upon the breadth of more complex and sophisticated design and manufacturing capabilities and value-added services and the ability of their suppliers to manage large production programs.

Table of Content

 Results of Operations

 Three months ended March 31, 2012 compared to March 31, 2011

Consolidated Operations

The following table is a summary of our operating results for the three months ended March 31, 2012 and 2011, respectively:

	Three Months Ended
	March 31, 2012
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$41.5	$25.5	$(0.3)	$66.7
Cost of sales	29.7	20.8	(0.3)	50.2
Gross profit	11.8	4.7	-	16.5
S, G, & A	7.0	2.1	-	9.1
Income from operations	$4.8	$2.6	$-	$7.4

	Three Months Ended
	March 31, 2011
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$39.5	$22.5	$(1.1)	$60.9
Cost of sales	28.8	18.6	(1.1)	46.3
Gross profit	10.7	3.9	-	14.6
S, G, & A	6.5	2.2	-	8.7
Income from operations	$4.2	$1.7	$-	$5.9

Aerostructures Segment

Net Sales.  Net sales for the first quarter of 2012 were $41.5 million, up 5.1% from $39.5 million in the first quarter of 2011. The following table specifies the amount of the Aerostructures segment’s net sales by category for the first quarter of 2012 and 2011 and the percentage of the segment’s total net sales for each period represented by each category.

	Three Months Ended March 31,
Category	2012	% of Total	2011	% of Total
	($ in millions)
Large commercial aircraft	$16.5	39.8%	$14.4	36.5%
Corporate and regional aircraft	13.4	32.3%	12.3	31.1%
Military	9.1	21.9%	9.0	22.8%
Other	2.5	6.0%	3.8	9.6%
Total	$41.5	100.0%	$39.5	100.0%

Large commercial aircraft generated net sales of $16.5 million for the first quarter of 2012 compared to $14.4 million for the first quarter of 2011, an increase of 14.6%.  Boeing production levels have increased across all major platforms.  Sales related to the 747, 767, 777 and 737 platforms increased to $4.1 million, $1.1 million, $2.3 million and $7.1 million, respectively, in the first quarter of 2012 from $2.2 million, $0.8 million, $1.9 million and $6.7 million, respectively, in the first quarter of 2011.  Net sales of aftermarket wing modification products were $1.3 million for the first quarter of 2012 down from $2.3 million for the first quarter of 2011 due to lower demand which is expected to continue during 2012.

 Net sales of components for corporate and regional aircraft were $13.4 million for the first quarter of 2012 compared to $12.3 million for the first quarter of 2011, an increase of 8.9%.  This increase was primarily driven by increased production demand for the G650 aircraft at Gulfstream with net sales reaching $3.2 million in the quarter ended March 31, 2012 compared to $1.5 million in the first quarter of 2011.  This increase was partially offset by a $0.8 million decrease in net sales related to the G450/G550 aircrafts from $9.7 million in the first quarter of 2011 to $8.9 million in the first quarter of 2012.  This decrease was due to a reduced work statement as Gulfstream brought some production in-house in 2010 and the Company’s discontinuance of drop hammer production in mid-2011.

Table of Content

Military products generated $9.1 million of net sales for the first quarter of 2012 compared to $9.0 million for the first quarter of 2011.  Net sales related to the Blackhawk program increased to $7.9 million in the first quarter of 2012 compared to $7.7 million in the first quarter of 2011.

Other products generated $2.5 million in net sales in the first quarter of 2012 compared to $3.8 million in the first quarter of 2011, a decrease of 34.2%.  The decrease was partially due to the discontinuance of one program in 2012 at the Company’s Mexicali plant that had $0.7 million in sales during the first quarter of 2011.

Cost of Goods Sold.  Cost of goods sold includes the Company’s labor, material and overhead costs associated with the manufacture of inventory sold to customers.  Cost of goods sold for the first quarter of 2012 was $29.7 million compared to $28.8 million for the first quarter of 2011.  The $0.9 million increase in cost of sales was primarily driven by the higher sales in the first quarter of 2012 compared to the same quarter in 2011.  Production efficiencies helped to offset these higher costs.

Gross Profit.  Gross profit for the first quarter of 2012 was $11.8 million (28.4% of net sales) compared to $10.7 million (27.1% of net sales) in the first quarter of 2011.  The improvement in gross profit resulted from increased sales and production levels in 2012, which allowed for the allocation of fixed costs to this larger production base, thus improving gross profit percentage.  .

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $7.0 million (16.9% of net sales) for the first quarter of 2012 compared to $6.5 million (16.5% of net sales) for the first quarter of 2011.  The increase in selling, general and administrative expenses was primarily due to additions of personnel in anticipation of growth.

Engineering Services Segment

Net Sales.  Net sales for the Engineering Services segment were $25.5 million for the first quarter of 2012 as compared to $22.5 million for the first quarter of 2011, an increase of 13.3%.  The Engineering Services segment generates revenue primarily through the billing of our employees’ time spent on customer projects and has experienced increased demand due to growth in the number of new programs currently in development in the Company’s aerospace segments.  As a result of this growth, the Company’s Engineering Services segment’s staff has increased from 434 at December 31, 2011 to 462 at March 31, 2012.  The following table specifies the amount of the Engineering Services segment’s net sales by category for the first quarter of 2012 and 2011 and the percentage of the segment’s total net sales represented by each category.

	Three Months Ended March 31,
Category	2012	% of Total	2011	% of Total
	($ in millions)
Large commercial aircraft	$7.7	30.2%	$9.2	40.9%
Corporate and regional aircraft	8.0	31.4%	6.2	27.6%
Military	8.1	31.8%	4.3	19.1%
Other	1.7	6.6%	2.8	12.4%
Total	$25.5	100.0%	$22.5	100.0%

Net sales for services for large commercial aircraft were $7.7 million in the first quarter of 2012, down 16.3%, from $9.2 million in the first quarter of 2011.  This decrease is partially due to the winding down of a Boeing 747-8 project, which decreased revenue by $1.1 million and an Airbus A350 project which decreased revenue by $0.9 million in the first quarter of 2012.  Additionally, net sales for Boeing’s Integrated Test project produced $0.7 million in the first quarter of 2012, down from $1.7 million in the first quarter of 2011.  These declines were partially offset by an increase on the nacelle systems development program from $0.3 million in the first quarter of 2011 to $1.5 million in the first quarter of 2012.

Net sales for services supporting corporate and regional aircraft were $8.0 million in the first quarter of 2012 compared to $6.2 million for the first quarter of 2011, an increase of 29.0%.  This increase primarily resulted from the engineering efforts related to work statements with Bombardier which generated revenue of $6.0 million in the first quarter of 2012, up from $1.5 million in the first quarter of 2011.  This increase was offset by a $1.5 million decline in revenue on the Mitsubishi Regional Jet program and a $1.6 million decrease in revenue on a business jet platform as the design phase of these projects were maturing.

Net sales of services for military programs were $8.1 million in the first quarter of 2012, up 88.4% from $4.3 million in the first quarter of 2011.  This increase was primarily from services in support of the Boeing Tanker program, which increased $3.8 million in the first quarter of 2012 from the first quarter of 2011 and $0.9 million in support of a new KC-390 design-build program.  These increases were partially offset by a decrease in revenues related to completion in 2011 of our current participation on the Joint Strike Fighter, which generated $1.2 million in revenue in the first quarter of 2011.

Table of Content

Net sales related to design and delivery of tooling on various programs supporting commercial aircraft were $1.7 million for the first quarter of 2012, down 39.3%, from $2.8 million in the first quarter of 2011.  The project supporting the 787 shipping fixtures contributed to this decline with revenues of $1.2 million in the first quarter of 2012 compared to $1.7 million in the first quarter of 2011, as this project is also maturing.

Cost of Goods Sold.  Cost of goods sold consists primarily of labor and labor related costs and for the first quarter of 2012 was $20.8 million compared to $18.6 million for the first quarter of 2011.  The $2.2 million increase is primarily attributable to an increase in head count and overtime made in an effort to meet our increased project demands.

Gross Profit.  Gross profit for the first quarter of 2012 was $4.7 million (18.4% of net sales) compared to $3.9 million (17.3% of net sales) in the first quarter of 2011.  The increase in gross profit is due to the increase in revenue, which reduced fixed costs as a percentage of sales, thus improving gross profit.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the first quarter of 2012 were $2.1 million, or 8.2% of net sales, for the first quarter of 2012 and $2.2 million, or 9.8% of net sales, for the first quarter of 2011.

Non-segment Expenses

Interest Expense.  Interest expense was $0.2 million for the first quarter of 2012 and $0.1 million for the first quarter of 2011.

Income Tax Expense.  During the first quarter of 2012, the Company recorded income tax expense of $2.6 million compared to $1.5 million in the first quarter of 2011.  This increase is partially due to a $0.4 million lower tax expense in 2011 due to a non-taxable gain associated with the write off of contingent consideration as discussed in Note 2 related to the Intec acquisition.  Higher effective tax rates are also anticipated for 2012 as Congress has not renewed credits that have benefited the Company in prior years.  The Company expects its effective tax rate for the full year 2012 to be 35.3%.

Liquidity and Capital Resources

During the first three months of 2012, our operating activities generated $0.4 million, compared to $2.8 million in the first three months of 2011.  Net cash used by operating activities for the first three months of 2012 was unfavorably impacted by increases in trade accounts receivable and inventory, as production and sales levels increased in the month of March.  These increases were offset by increases in current income tax liability due to increased taxable income, a higher expected income tax rate and increased accrued expenses for payroll related liabilities.

Net cash used in investing activities was $2.9 million for the first three months of 2012, compared to $1.6 million for the first three months of 2011.  Cash used in the first three months of 2012 and 2011 were primarily for the acquisition of capital equipment  largely due to investments we made to improve our production capabilities and prepare for anticipated rate increases.

The Company has a senior secured revolving credit facility which allows borrowings up to $125.0 million, subject to certain borrowing capacity limitations, including a limit based on a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”).  Our available borrowing capacity at March 31, 2012 was $102.6 million, of which none was utilized.  The maturity date of the credit facility is September 12, 2016.  As of March 31, 2012, the Company was, and expects to continue to be, in compliance with all of its financial and non-financial covenants.

We expect to meet our ongoing working capital, acquisition, debt service, and capital expenditure needs presently and for the next twelve months from a combination of our cash on hand, cash flow from operating activities and cash available under our credit facility, which is not scheduled to mature until September 2016.  Our capital budget for 2012 anticipates capital expenditures of approximately $12.0 to $14.0 million.  The Company continues to search for complementary acquisitions as it markets for design build programs which may require capital to be invested.  Therefore, we continue to explore opportunities to raise additional capital, as we look at opportunities to grow our business.

Contractual Obligations and Commitments

For information concerning contractual obligations, see the caption “Contractual Obligations and Commitments” in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Table of Content

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

No material changes have taken place in the quantitative and qualitative information about market risk since the end of the most recent fiscal year.  For further information, see Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities Exchange Commission on March 12, 2012.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2012.  Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Content

 PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not a party to any legal proceedings, other than routine claims and lawsuits arising in the ordinary course of our business. We do not believe such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on our business.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission on March 12, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

 None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

 None.

Item 6.	Exhibits.

See Exhibit Index.

Table of Content

  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Charles and State of Missouri on the 8th day of May, 2012.

LMI AEROSPACE, INC.

/s/ Ronald S. Saks
Ronald S. Saks
Chief Executive Officer
(Principal Executive Officer)

/s/ Lawrence E. Dickinson
Lawrence E. Dickinson
Vice President, Chief Financial Officer and Secretary
(Principal Financial and Principal Accounting Officer)

Table of Content

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