Form 10-Q
period 2012-06-30
LMI AEROSPACE INC
filed 2012-08-08
CIK 1059562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012.
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

On August 1, 2012, there were 11,975,021 shares of our common stock, par value $0.02 per share, outstanding.

LMI AEROSPACE, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDING JUNE 30, 2012

PART I.  FINANCIAL INFORMATION

 PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

LMI Aerospace, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$6,640	$7,868
Trade accounts receivable, net of allowance of $198 at June 30, 2012 and $359 at December 31, 2011	49,004	42,720
Inventories	56,446	51,081
Prepaid expenses and other current assets	2,904	2,595
Deferred income taxes	3,826	4,085
Total current assets	118,820	108,349

Property, plant and equipment, net	30,531	27,340
Goodwill	49,102	49,102
Intangible assets, net	16,654	17,642
Other assets	2,034	2,173
Total assets	$217,141	$204,606

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$11,262	$13,224
Accrued expenses	12,364	10,837
Current income taxes	2,098	271
Current installments of long-term debt	132	29
Total current liabilities	25,856	24,361

Long-term liabilities:
Long-term debt, less current installments	854	-
Other long-term liabilities	3,522	3,541
Deferred income taxes	7,779	8,919
Total long-term liabilities	12,155	12,460

Shareholders’ equity:
Common stock, $0.02 par value per share; authorized 28,000,000 shares: issued 12,109,299 and 12,123,992 shares at June 30, 2012 and December 31, 2011, respectively	242	242
Preferred stock, $0.02 par value per share; authorized 2,000,000 shares; none issued at either date	-	-
Additional paid-in capital	75,720	74,823
Treasury stock, at cost, 133,020 shares at June 30, 2012 and 249,082 shares at December 31, 2011	(631)	(1,182)
Retained earnings	103,799	93,902
Total shareholders’ equity	179,130	167,785
Total liabilities and shareholders’ equity	$217,141	$204,606

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Sales and service revenue
Product sales	$42,221	$39,044	$82,386	$76,398
Service revenue	27,106	24,304	53,690	47,849
Net sales	69,327	63,348	136,076	124,247
Cost of sales and service revenue
Cost of product sales	29,189	27,857	56,574	54,506
Cost of service revenue	23,171	20,246	46,017	39,938
Cost of sales	52,360	48,103	102,591	94,444
Gross profit	16,967	15,245	33,485	29,803

Selling, general and administrative expenses	8,881	8,523	17,961	17,174
Income from operations	8,086	6,722	15,524	12,629

Other income (expense):
Interest expense	(293)	(131)	(494)	(270)
Other, net	(62)	(572)	107	(547)
Total other expense	(355)	(703)	(387)	(817)

Income before income taxes	7,731	6,019	15,137	11,812
Provision for income taxes	2,626	2,053	5,240	3,577

Net income	$5,105	$3,966	$9,897	$8,235

Amounts per common share:
Net income per common share	$0.44	$0.34	$0.85	$0.71

Net income per common share assuming dilution	$0.43	$0.34	$0.84	$0.70

Weighted average common shares outstanding	11,671,388	11,548,139	11,644,698	11,528,776

Weighted average dilutive common shares outstanding	11,833,503	11,747,230	11,809,972	11,721,361

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30
	2012	2011
Operating activities:
Net-Income	$9,897	$8,235
Adjustments to reconcile net income to net cash provided by operating activities:	-	-
Depreciation and amortization	3,813	3,570
Intangible asset impairment	-	1,163
Contingent consideration write off	-	(1,235)
Inventory reserves	(241)	577
Restricted stock compensation	743	558
Deferred taxes	(1,140)	-
Other noncash items	(135)	287
Changes in operating assets and liabilities
Trade accounts receivable	(6,437)	(4,077)
Inventories	(5,124)	(4,033)
Prepaid expenses and other assets	(207)	(17)
Current income taxes	2,393	1,290
Accounts payable	(1,673)	1,889
Accrued expenses	2,060	1,155
Net cash provided by operating activities	3,949	9,362
Investing activities:
Addition to property, plant, and equipment	(6,345)	(4,572)
Other, net	38	8
Net Cash used by investing activities	(6,307)	(4,584)
Financing activities:
Advances from long term debt and notes payable	997	-
Principle payments on long-term debt and notes payable	(40)	(116)
Changes in outstanding checks in excess of bank deposits	-	1,000
Other , net	173	(78)
Net cash provided by financing activities	1,130	806
Net (decrease) increase in cash and cash equivalents	(1,128)	5,584
Cash and cash equivalents, beginning of year	7,868	1,947
Cash and cash equivalents, end of quarter	$6,640	$7,531

See accompanying notes to condensed consolidated financial statements

  LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2012

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair representation have been included.  Operating results for the three months and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission.

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

Recent Accounting Standards

In July 2012, an update was made by the Financial Accounting Standards Board (“FASB”) to reduce the cost and complexity related to testing of indefinite-lived intangible asset impairment.  This amendment allows an entity the option to make a qualitative evaluation about the likelihood of indefinite-lived intangible asset impairment to determine whether it is necessary to perform the quantitative test.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued.  The Company performs its annual indefinite-lived intangible asset impairment test during the fourth quarter.  The adoption is not anticipated to have a significant impact on the Company’s consolidated financial statements.

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

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets or liabilities.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2012

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

Following is a description of the valuation methodologies used for assets measured at fair value, which is included in cash and cash equivalents.  There have been no changes in the methodologies used at June 30, 2012.

	Assets at Fair Value as of June 30, 2012
Recurring Fair Value Measurement:	Total	Level 1	Level 2	Level 3
Money market fund (1)	$4,008	$4,008	$-	$-

	Assets at Fair Value as of December 31, 2011
Recurring Fair Value Measurement:	Total	Level 1	Level 2	Level 3
Money market fund (1)	$7,503	$7,503	$-	$-

Non-recurring Fair Value Measurements:
Intangible assets, net (2)	$17,642	$-	$-	$17,642

(1)	Institutional Money Market: Valued at the closing price reported on the active markets on which the individual securities are traded (Level 1).
(2)
During the first quarter of 2011, a triggering event occurred with regard to a certain proprietary technology intangible asset as a result of a failure to conclude a possible sale of a product line.  The Company did not have plans to utilize this technology in the near term and believed the current market for the product line to be limited; thus, utilizing the income approach with a level 3 valuation, the Company expected zero cash flows.  As such, a full impairment loss of $1,163 was recognized as of March 31, 2011.  The impairment loss was recognized in the Aerostructures segment in the selling, general and administrative expenses line of the Condensed Consolidated Statements of Operations for the six months ended June 30, 2011.

3.	Accounts Receivable, Net

     Accounts receivable, net consists of the following:

	June 30,	December 31,
	2012	2011

Trade receivables	$38,997	$35,482
Unbilled revenue	8,491	6,347
Other receivables	1,714	1,250
	49,202	43,079
Less: Allowance for doubtful accounts	(198)	(359)
Accounts receivable, net	$49,004	$42,720

Under contract accounting, unbilled revenue on long-term contracts arise when the sales or revenues based on performance  attainment, though appropriately recognized, cannot be billed yet under terms of the contract as of the balance sheet date.  Accounts receivable expected to be collected after one year are not material.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2012

4.	Inventories

      Inventories consist of the following:

	June 30,	December 31,
	2012	2011

Raw materials	$9,912	$9,437
Work in progress	9,987	9,387
Manufactured and purchased components	15,049	15,051
Finished goods	18,207	14,744
Product inventory	53,155	48,619
Capitalized contract costs	3,291	2,462
Total inventories	$56,446	$51,081

Inventoried costs include capitalized contract costs relating to programs and contracts with long-term production cycles, substantially all of which is expected to be realized within one year.  The Company believes these amounts will be fully recovered.

5.	Goodwill and Intangible Assets

Goodwill

Goodwill balances at June 30, 2012 and December 31, 2011 consisted of $42,908 from the acquisition of D3 Technologies, Inc. (“D3”) in July 2007 and $6,194 from the acquisition of Integrated Technologies, Inc. (“Intec”) in January 2009.  These goodwill balances are not deductible for tax purposes.

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

	June 30,	December 31,
	2012	2011

Trademarks	$4,582	$4,582
Customer intangible assets	21,515	21,515
Other	582	582
Accumulated amortization	(10,025)	(9,037)
Intangible assets, net	$16,654	$17,642

Intangibles amortization expense was $494 and $496 for the three months ended June 30, 2012 and 2011, respectively, and $987 and $2,192 for the six months ended June 30, 2012 and 2011, respectively.  The expense for the six months ended June 30, 2011 includes $1,163 for the impairment loss discussed in Note 2.  Estimated annual amortization expense for the balance of 2012 and the next five years and thereafter is as follows:

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2012

Year ending December 31,
2012 (1)	$987
2013	1,891
2014	1,773
2015	1,678
2016	1,521
2017	1,331
Thereafter	3,251
Nonamortizeable	4,222
$16,654

(1)	Represents amortization expense for the remainder of 2012.

The carrying value of goodwill and intangible assets with indefinite lives is assessed at least annually, during the fourth quarter, unless a triggering event occurs, and an impairment charge is recorded if appropriate.  There were no triggering events in the second quarter of 2012.

6.	Long-term Debt

Long-term debt consists of the following:

	June 30,	December 31,
	2012	2011

Notes payable, principal and interest payable monthly, at fixed rates, 2.56% at June 30, 2012 and 6.48% to 6.70% at December 31, 2011	$986	$29
Less current installments	132	29
Total	$854	$-

The Company has entered into a note payable for the purchase of certain equipment.  The note is secured by the equipment and payable in monthly installments including interest through May 2019.

The Company has a senior secured revolving credit facility in an aggregate principal amount of up to $125,000 subject to certain borrowing capacity limitations, including a limit based on a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”).  The Company’s available borrowing capacity as of June 30, 2012 was $109,157.  Borrowings under the credit facility are secured by substantially all of the Company’s assets and bear interest at either the LIBOR rate plus an applicable margin of 1.75% to 2.75% or the highest of the following plus 0.75% to 1.75%, depending in each case upon the total leverage ratio:

·	Prime rate,
·	Federal funds rate plus 0.5% or
·	In most circumstances, LIBOR for an interest period of one month plus 1%.

The maturity date of the credit facility is September 12, 2016.  The maturity date is subject to acceleration upon breach of the financial covenants (consisting of a maximum total leverage ratio and senior leverage ratio and a minimum fixed charge coverage ratio) and other customary non-financial covenants contained in the credit agreement.  As of June 30, 2012, the Company was in compliance with all of its financial and non-financial covenants.

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

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2012

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerators
Net income	$5,105	$3,966	$9,897	$8,235
Denominators
Weighted average common shares - basic	11,671,388	11,548,139	11,644,698	11,528,776

Dilutive effect of restricted stock	162,115	199,091	165,274	192,585

Weighted average common shares - diluted	11,833,503	11,747,230	11,809,972	11,721,361

Basic earnings per share	$0.44	$0.34	$0.85	$0.71

Diluted earnings per share	$0.43	$0.34	$0.84	$0.70

8.	Stock-Based Compensation

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

A summary of the activity for non-vested restricted stock awards as of June 30, 2012 and changes during the six-month period is presented below:

	2012
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1	278,410	$16.42
Granted	71,588	19.35
Vested	(75,188)	10.84
Forfeiture	(1,011)	23.07
Outstanding at June 30	273,799	$18.70

Common stock compensation expense related to restricted stock awards granted under the Plan was $368 and $183 for the three months ended June 30, 2012 and 2011, respectively, and $743 and $558 for the six months ended June 30, 2012 and 2011, respectively.

Total unrecognized compensation costs related to non-vested share-based compensation awards granted or awarded under the Plan were $2,335 and $1,716 at June 30, 2012 and December 31, 2011, respectively.  These costs are expected to be recognized over a weighted average period of 1.1 years and 0.8 year, respectively.

9.	Business Segment Information

The Company is organized into two reportable segments: the Aerostructures segment and the Engineering Services segment.  The Aerostructures segment fabricates, machines, finishes, integrates, assembles and kits formed close-tolerance aluminum, specialty alloy, composite components and higher level assemblies for use by the aerospace, defense and technology industries.  The Engineering Services segment, comprised of the operations of D3, provides a complete range of design, engineering and program management services, supporting aircraft lifecycles from conceptual design, analysis and certification through production support, fleet support and service life extensions via a complete turnkey engineering solution.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2012

Corporate assets, liabilities and expenses related to the Company’s corporate offices, except for interest expense and income taxes, primarily support the Aerostructures segment and are classified as such.  The table below presents information about reported segments on the basis used internally to evaluate segment performance:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net sales:
Aerostructures	$43,835	$40,829	$85,317	$80,279
Engineering Services	26,050	23,095	51,617	45,563
Eliminations	(558)	(576)	(858)	(1,595)
	$69,327	$63,348	$136,076	$124,247

Income from operations:
Aerostructures	$4,893	$4,534	$9,647	$8,753
Engineering Services	3,200	2,313	5,878	3,970
Eliminations	(7)	(125)	(1)	(94)
	$8,086	$6,722	$15,524	$12,629

10.	Customer Concentration

Direct sales, through both of its business segments, to the Company’s largest customer, The Boeing Company (“Boeing”), accounted for 20.1% and 16.9% of the Company’s total revenues for the three months ended June 30, 2012 and 2011, respectively.  Direct sales to Boeing accounted for 20.3% and 17.4% of the Company’s total revenues for the six months ended June 30, 2012 and 2011, respectively.  Accounts receivable balances based on direct sales related to Boeing were 14.6% and 15.6% of the Company’s total accounts receivable balance at June 30, 2012 and December 31, 2011, respectively.

Direct sales, through its Aerostructures segment, to the Company’s second largest customer, Gulfstream Aerospace Corporation, a General Dynamics company (“Gulfstream”), accounted for 16.8% and 16.5% of the Company’s total revenues for the three months ended June 30, 2012 and 2011, respectively.  Direct sales to Gulfstream accounted for 16.3% and 16.8% of the Company’s total revenues for the six months ended June 30, 2012 and 2011, respectively.  Accounts receivable balances related to Gulfstream were 8.4% and 5.4% of the Company’s total accounts receivable balance at June 30, 2012 and December 31, 2011, respectively.

Direct sales, through both of its business segments, to the Company’s third largest customer, Spirit Aerosystems (“Spirit”), accounted for 12.6% and 14.0% of the Company’s total revenues for the three months ended June 30, 2012 and 2011, respectively.  Direct sales to Spirit accounted for 12.5% and 14.8% of the Company’s total revenues for the six months ended June 30, 2012 and 2011, respectively.  Accounts receivable balances related to Spirit were 13.5% and 16.5% of the Company’s total accounts receivable balance at June 30, 2012 and December 31, 2011, respectively.

Direct sales, through both of its business segments, to the Company’s fourth largest customer, Bombardier Inc. (“Bombardier”), accounted for 11.2% and 6.8% of the Company’s total revenues for the three months ended June 30, 2012 and 2011, respectively.  Direct sales to Bombardier accounted for 10.6% and 5.3% of the Company’s total revenues for the six months ended June 30, 2012 and 2011, respectively.  Accounts receivable balances related to Bombardier were 10.4% and 9.3% of the Company’s total accounts receivable balance at June 30, 2012 and December 31, 2011, respectively.

11.	Income Taxes

The Company’s effective tax rate for the three and six months ended June 30, 2012 was 34.0% and 34.6%, respectively.  The Company’s effective tax rate for the three and six months ended June 30, 2011 was 34.1% and 30.3%, respectively.

12.	Subsequent Events

The Company acquired a small aerospace design engineering and certification services business effective August 1, 2012.  The purchase price was not material and was funded with available cash.  The Company does not anticipate a significant impact on its consolidated financial statements as a result of the acquisition.

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

Results of Operations

Three months ended June 30, 2012 compared to three months ended June 30, 2011

Consolidated Operations

The following table is a summary of our operating results for the three months ended June 30, 2012 and 2011, respectively:

	Three Months Ended
	June 30, 2012
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$43.8	$26.1	$(0.5)	$69.4
Cost of sales	32.1	20.8	(0.5)	52.4
Gross profit	11.7	5.3	-	17.0
S, G, & A	6.8	2.1	-	8.9
Income from operations	$4.9	$3.2	$-	$8.1

	Three Months Ended
	June 30, 2011
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$40.8	$23.1	$(0.6)	$63.3
Cost of sales	29.6	19.0	(0.5)	48.1
Gross profit	11.2	4.1	(0.1)	15.2
S, G, & A	6.7	1.8	-	8.5
Income from operations	$4.5	$2.3	$(0.1)	$6.7

Aerostructures Segment

Net Sales.  Net sales for the Aerostructures segment for the second quarter of 2012 were $43.8 million, up 7.4% from $40.8 million in the second quarter of 2011.  The following table specifies the amount of the Aerostructures segment’s net sales by category for the second quarter of 2012 and 2011 and the percentage of the segment’s total net sales for each period represented by each category.

	Three Months Ended June 30,
Category	2012	% of Total	2011	% of Total
	($ in millions)
Large commercial aircraft	$18.1	41.3%	$16.4	40.2%
Corporate and regional aircraft	14.9	34.0%	12.5	30.6%
Military	8.4	19.2%	8.9	21.8%
Other	2.4	5.5%	3.0	7.4%
Total	$43.8	100.0%	$40.8	100.0%

Large commercial aircraft generated net sales of $18.1 million for the second quarter of 2012 compared to $16.4 million for the second quarter of 2011, an increase of 10.4%.  Boeing production levels have increased across all major platforms.  Sales related to the 737, 747 and 777 platforms increased to $8.4 million, $4.5 million and $2.3 million, respectively, in the second quarter of 2012 from $7.1 million, $2.6 million and $2.1 million, respectively, in the second quarter of 2011.  Net sales of aftermarket wing modification products were $1.3 million for the second quarter of 2012, down from $3.3 million for the second quarter of 2011 due to lower demand which is expected to continue during 2012.

Net sales of components for corporate and regional aircraft were $14.9 million for the second quarter of 2012 compared to $12.5 million for the second quarter of 2011, an increase of 19.2%.  This increase was primarily driven by increased production demand for the G650 aircraft at Gulfstream with net sales reaching $3.0 million in the quarter ended June 30, 2012 compared to $1.7 million in the second quarter of 2011.  Net sales related to the G450/G550 aircraft were $9.7 million in the second quarter of 2012, an increase from $9.5 million in the second quarter of 2011.  Net sales related to the G280 aircraft increased to $0.8 million in the second quarter of 2012 compared to $0.3 million in the second quarter of 2011.

Military products generated $8.4 million of net sales for the second quarter of 2012 compared to $8.9 million for the second quarter of 2011, a decrease of 5.6%.  Net sales related to the Blackhawk program decreased to $6.9 million in the second quarter of 2012 from $7.3 million in the second quarter of 2011.

Other products generated $2.4 million in net sales in the second quarter of 2012 compared to $3.0 million in the second quarter of 2011, a decrease of 20.0%.  The decrease was partially due to the discontinuance of one program in 2012 at the Company’s Mexicali plant that had $0.9 million in sales during the second quarter of 2011.

Cost of Goods Sold.  Cost of goods sold includes the Company’s labor, material and overhead costs associated with the manufacture of inventory sold to customers.  Cost of goods sold for the second quarter of 2012 was $32.1 million compared to $29.6 million for the second quarter of 2011.  The $2.5 million increase in cost of sales was primarily driven by the higher sales in the second quarter of 2012 compared to the same quarter in 2011.

Gross Profit.  Gross profit for the second quarter of 2012 was $11.7 million (26.7% of net sales) compared to $11.2 million (27.5% of net sales) in the second quarter of 2011.  The sales mix shift primarily contributed to the decline in gross profit margin percentage with increased sales on less mature, less profitable work statements.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $6.8 million (15.5% of net sales) for the second quarter of 2012 compared to $6.7 million (16.4% of net sales) for the second quarter of 2011.  The decrease, as a percentage of net sales, in selling, general and administrative expenses was primarily due to increased sales.

Engineering Services Segment

Net Sales.  Net sales for the Engineering Services segment were $26.1 million for the second quarter of 2012 as compared to $23.1 million for the second quarter of 2011, an increase of 13.0%.  The Engineering Services segment generates revenue primarily through the billing of our employees’ time spent on customer projects and has experienced increased demand due to growth in the number of new programs currently in development in the Company’s aerospace segments.  As a result of this growth, the Company’s Engineering Services segment’s staff, including agency personnel, has increased from 434 at December 31, 2011 to 459 at June 30, 2012.  The following table specifies the amount of the Engineering Services segment’s net sales by category for the second quarter of 2012 and 2011 and the percentage of the segment’s total net sales represented by each category.

	Three Months Ended June 30,
Category	2012	% of Total	2011	% of Total
	($ in millions)
Large commercial aircraft	$6.8	26.1%	$8.4	36.4%
Corporate and regional aircraft	8.5	32.6%	6.7	29.0%
Military	9.2	35.2%	4.7	20.3%
Other	1.6	6.1%	3.3	14.3%
Total	$26.1	100.0%	$23.1	100.0%

Net sales for services for large commercial aircraft were $6.8 million in the second quarter of 2012, down 19.0% from $8.4 million in the second quarter of 2011.  This decrease is partially due to the winding down of a Boeing 747-8 project, which decreased revenue by $1.1 million and an Airbus A350 project which decreased revenue by $1.2 million in the second quarter of 2012 compared to the second quarter of 2011.  These declines were partially offset by an increase on the nacelle systems development program to $1.2 million in the second quarter of 2012 from $0.5 million in the second quarter of 2011.

Net sales for services supporting corporate and regional aircraft were $8.5 million in the second quarter of 2012 compared to $6.7 million for the second quarter of 2011, an increase of 26.9%.  This increase primarily resulted from the engineering efforts related to work statements for the Bombardier Lear Jet L-85 which generated revenue of $6.6 million in the second quarter of 2012, up from $3.5 million in the second quarter of 2011 and a spaceship program which generated $0.8 million in additional revenue in 2012.  This increase was offset by a $1.6 million decrease in revenue in the second quarter of 2012 on a business jet platform and $0.4 million decrease in revenue in the second quarter of 2012 on the Mitsubishi Regional Jet program as the design phase of these projects were maturing compared to the second quarter of 2011.

Net sales of services for military programs were $9.2 million in the second quarter of 2012, up 95.7% from $4.7 million in the second quarter of 2011.  This increase was primarily from services in support of the Boeing Tanker program, which increased $4.0 million in the second quarter of 2012 from the second quarter of 2011, and services in support of the KC-390 design-build program, which generated revenue of $1.3 million in the second quarter of 2012.  These increases were partially offset by a decrease in revenues related to completion in 2011 of our current participation on the Joint Strike Fighter, which generated $1.1 million in revenue in the second quarter of 2011.

Net sales related to design and delivery of tooling on various programs supporting commercial aircraft were $1.6 million for the second quarter of 2012, down 51.5%, from $3.3 million in the second quarter of 2011.  The project supporting the 787 shipping fixtures contributed to this decline with revenues of $1.4 million in the second quarter of 2012 compared to $1.8 million in the second quarter of 2011, as this project is also maturing.  The remainder of the reduction was due to lowered tooling support required for three additional customers.

Cost of Goods Sold.  Cost of goods sold consists primarily of labor and labor related costs and for the second quarter of 2012 was $20.8 million compared to $19.0 million for the second quarter of 2011.  The $1.8 million increase is primarily attributable to an increase in head count and overtime made in an effort to meet our increased project demands.

Gross Profit.  Gross profit for the second quarter of 2012 was $5.3 million (20.3% of net sales) compared to $4.1 million (17.7% of net sales) in the second quarter of 2011.  The increase in gross profit is due to the increase in revenue in the current quarter and the prior year quarter including $0.5 million of a $0.7 million charge on the Mitsubishi Regional Jet.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the second quarter of 2012 were $2.1 million, or 8.0% of net sales, compared to $1.8 million, or 7.8% of net sales, for the second quarter of 2011.

Non-segment Expenses

Interest Expense.  Interest expense was $0.3 million and $0.1 million for the second quarters of 2012 and 2011, respectively, largely due to higher fees on our increased credit facility.  Higher interest costs are anticipated in the third and fourth quarter of 2012 as we enter into new financing for equipment purchases.

Income Tax Expense.  During the second quarter of 2012, the Company recorded income tax expense of $2.6 million compared to $2.1 million in the second quarter of 2011.  The effective tax rate for the second quarter of 2012 and 2011 were 34.0% and 34.1%, respectively.  The Company expects its effective tax rate for the full year 2012 to be approximately 35.0%.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

The following table is a summary of our operating results for the six months ended June 30, 2012 and 2011, respectively:

	Six Months Ended
	June 30, 2012
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$85.3	$51.6	$(0.8)	$136.1
Cost of sales	61.8	41.6	(0.8)	102.6
Gross profit	23.5	10.0	-	33.5
S, G, & A	13.9	4.1	-	18.0
Income from operations	$9.6	$5.9	$-	$15.5

	Six Months Ended
	June 30, 2011
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$80.2	$45.6	$(1.6)	$124.2
Cost of sales	58.3	37.6	(1.5)	94.4
Gross profit	21.9	8.0	(0.1)	29.8
S, G, & A	13.2	4.0	-	17.2
Income from operations	$8.7	$4.0	$(0.1)	$12.6

Aerostructures Segment

Net Sales.  Net sales for the Aerostructures segment for the first six months of 2012 were $85.3 million, up 6.4% from $80.2 million in the first six months of 2011.  The following table specifies the amount of the Aerostructures segment’s net sales by category for the six months ended June 30, 2012 and 2011 and the percentage of total net sales for each period represented by each category.

	Six Months Ended June 30,
Category	2012	% of Total	2011	% of Total
	($ in millions)
Large commercial aircraft	$34.6	40.6%	$30.7	38.3%
Corporate and regional aircraft	28.3	33.2%	24.8	30.9%
Military	17.5	20.5%	17.9	22.3%
Other	4.9	5.7%	6.8	8.5%
Total	$85.3	100.0%	$80.2	100.0%

Net sales of products used in large commercial aircraft were $34.6 million for the first six months of 2012 compared to $30.7 million for the first six months of 2011, an increase of 12.7%.  Boeing production levels have increased across all major platforms.  Sales related to the 737, 747 and 777 platforms increased to $15.5 million, $8.6 million and $4.6 million, respectively, in the first six months of 2012 from $13.8 million, $4.9 million and $3.9 million, respectively, in the first six months of 2011.  These increases were offset by a $2.6 million decline in net sales of 767 aftermarket wing modification products to $2.6 million in the first six months of 2012 from $5.2 million in the first six months of 2011 due to lower demand for retrofit of the existing fleet.

Net sales of components for corporate and regional aircraft were $28.3 million for the first six months of 2012 compared to $24.8 million for the first six months of 2011, an increase of 14.1%.  This increase was primarily driven by the G650 aircraft at Gulfstream with net sales related to this aircraft reaching $6.2 million for the first six months of 2012 compared to $3.1 million in the first six months of 2011.

Military products generated $17.5 million of net sales in the first six months of 2012 compared to $17.9 million in the first six months of 2011, a decrease of 2.2%.  This decrease was due to a modest decline of the Blackhawk program, which generated net sales of $14.8 million in the first six months of 2012 compared to $15.1 million in the first six months of 2011.

Other products generated $4.9 million in net sales in the first six months of 2012 compared to $6.8 million in the first six months of 2011, a decrease of 27.9%.  This decrease was primarily due to the discontinuance of one program in the first six months of 2012 at the Company’s Mexicali plant that generated $1.6 million in sales during the first six months of 2011.

Cost of Goods Sold.  Cost of goods sold for the first six months of 2012 was $61.8 million compared to $58.3 million for the first six months of 2011.  The $3.5 million increase was primarily due to higher sales and the addition of personnel to meet growth demands.

Gross Profit.  Gross profit for the first six months of 2012 was $23.5 million (27.5% of net sales) compared to $21.9 million (27.3% of net sales) in the first six months of 2011.  There were higher production levels in the first six months of 2012 which allowed for the allocation of fixed costs to this larger production base, thus improving margins.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $13.9 million (16.3% of net sales) for the first six months of 2012 compared to $13.2 million (16.5% of net sales) for the first six months of 2011.  The increase in selling, general and administrative expenses was primarily due to additions of personnel in anticipation of growth.

Engineering Services Segment

Net Sales.  Net sales for the Engineering Services segment were $51.6 million for the first six months of 2012 as compared to $45.6 million for the first six months of 2011, an increase of 13.2%.  The following table specifies the amount of the Engineering Services segment’s net sales by category for the first six months of 2012 and 2011 and the percentage of the segment’s total net sales represented by each category.

	Six Months Ended June 30,
Category	2012	% of Total	2011	% of Total
	($ in millions)
Large commercial aircraft	$14.5	28.1%	$17.5	38.4%
Corporate and regional aircraft	16.5	32.0%	12.9	28.3%
Military	17.3	33.5%	9.1	20.0%
Other	3.3	6.4%	6.1	13.3%
Total	$51.6	100.0%	$45.6	100.0%

Net sales for services for large commercial aircraft were approximately $14.5 million in the first six months of 2012, down 17.1%, from $17.5 million in the first six months of 2011.  The decrease primarily resulted from reduced requirements for three programs.  The Airbus 350 platform and 747-8 platform revenues each decreased by $2.1 million in the first six months of 2012 compared to the first six months of 2011 and the Boeing integrated testing project’s revenue decreased by $1.1 million compared to the first six months of 2011.  These decreases were offset by an increase on the nacelle systems development program to $2.7 million in the first six months of 2012 from $0.8 million in the first six months of 2011.

Net sales for services supporting corporate and regional aircraft, the majority of which relates to the development of new and re-designed aircraft, were $16.5 million in the first six months of 2012 compared to $12.9 million for the first six months of 2011, an increase of 27.9%.  Net sales for the development of the Bombardier Lear Jet L-85 generated $7.6 million higher revenue in the first six months of 2012 primarily due to increased engineering efforts.  An increase of $1.6 million in the first six months of 2012 was also generated by a new work statement with a spaceship company.  These increases were offset in the first six months of 2012 compared to the first six months of 2011 by a $2.0 million decline in net sales for the Mitsubishi Regional Jet and a $3.1 million decrease in another business jet platform as the design phase of these projects are maturing.

Net sales of services for military programs were $17.3 million in the first six months of 2012, up 90.1%, from $9.1 million in the first six months of 2011.  The increase is primarily due to an increase in revenues related to the Boeing Tanker program, which generated $9.7 million in the first six months of 2012 compared to $1.9 million in the first six months of 2011.  The new KC-390 design-build program also added $2.2 million in revenue for the first six months of 2012.  These increases were partially offset by a decrease in our participation on the Joint Strike Fighter, which generated no revenue in first six months of 2012 compared to $2.3 million in revenue in the first six months of 2011.

Net sales related to design and delivery of tooling on various programs supporting commercial aircraft were $3.3 million for the first six months of 2012, down 45.9%, as compared to $6.1 million in the first six months of 2011.  This decrease was primarily due to the 747 large cargo freighter tooling project which generated $2.5 million in the first six months of 2012 compared to $3.6 million in the first six months of 2011.  Declines of $0.7 million each were also noted in work statements related to two additional customers.

Cost of Goods Sold.  Cost of goods sold for the first six months of 2012 was $41.6 million compared to $37.6 million for the first six months of 2011.  Our increased sales demand led us to hire additional project engineers, which resulted in an increase of $5.0 million in salary and fringe benefit costs in the first six months of 2012.  This was offset by a decrease in the first six months of 2012 of $1.6 million in various subcontract costs.

Gross Profit.  Gross profit for the first six months of 2012 was $10.0 million (19.4% of net sales) compared to $8.0 million (17.5% of net sales) in the first six months of 2011.  The increase in gross profit from the first six months of 2012 to the first six months of 2011 was due to higher sales volume.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the first six months of 2012 were $4.1 million (7.9% of net sales) compared to $4.0 million (8.8% of net sales) in the first six months of 2011.

Non-segment Expenses

Interest Expense, net.  Net interest expense was $0.5 million for the first six months of 2012 compared to $0.3 million for the first six months of 2011.  The net increase is largely due to higher fees on our increased credit facility.

Other Expense, net.  Other expense net decreased to $0.1 million in the first six months of 2012 from $0.6 million expense in the first six months of 2011.  This change resulted from a $0.6 million non-recurring cost related to potential financing transactions that we decided not to pursue in 2011.

Income Tax Expense.  During the first six months of 2012, we recorded income tax expense of $5.2 million compared to $3.6 million in the first six months of 2011.  The effective tax rate for the six months ended June 30, 2012 and 2011 was 34.6% and 30.3%, respectively.  This increase reflects a $0.4 million lower tax expense in 2011 due to a non-taxable gain associated with the write off of contingent consideration discussed in Note 2 related to the Intec acquisition.  Higher effective tax rates are also anticipated for 2012 as Congress has not renewed credits that have benefited the Company in prior years.

Liquidity and Capital Resources

During the first six months of 2012, our operating activities generated $3.9 million in cash, compared to $9.4 million in the first six months of 2011.  Net cash provided by operating activities for the first six months of 2012 was unfavorably impacted by increases in trade accounts receivable and inventory, as production and sales levels increased in the month of June.  These increases were offset by increases in the current income tax liability due to increased taxable income, a higher expected income tax rate and increased accrued expenses for payroll related liabilities.

Net cash used in investing activities was $6.3 million for the first six months of 2012, compared to $4.6 million for the first six months of 2011.  Cash used in the first six months of 2012 and 2011 were primarily for the acquisition of capital equipment largely due to investments we made to improve our production capabilities and facility expansion.

Net cash provided by financing activities primarily consists of equipment notes that were executed late in the second quarter of 2012 and mature in May 2019.

The Company has a senior secured revolving credit facility which allows borrowings up to $125.0 million, subject to certain borrowing capacity limitations, including a limit based on a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”).  Our available borrowing capacity at June 30, 2012 was $109.2 million, of which none was utilized.  The maturity date of the credit facility is September 12, 2016.  As of June 30, 2012, the Company was, and expects to continue to be, in compliance with all of its financial and non-financial covenants.

We expect to meet our ongoing working capital, acquisition, debt service, and capital expenditure needs presently and for the next twelve months from a combination of our cash on hand, cash flow from operating activities and cash available under our credit facility, which is not scheduled to mature until September 2016.  Our capital budget as of June 30, 2012 anticipates capital expenditures for 2012 of approximately $22.0 to $24.0 million.  The Company continues to search for complementary acquisitions and design build programs which may require capital to be invested.

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

 Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2012.  Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

 See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Charles and State of Missouri on the 8th day of August, 2012.

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

3.3	Amended and Restated By-Laws of the Registrant previously filed as Exhibit 3.2 to the Form S-1 and incorporated herein by reference.

3.4	Amendment No. 1 to Amended and Restated By-Laws of the Registrant previously filed as Exhibit 3.1 to the Registrant’s Form 8-K filed June 26, 2009 and incorporated herein by reference.

4.1	Form of the Registrant’s Common Stock Certificate previously filed as Exhibit 4.1 to the Form S-1 and incorporated herein by reference.

31.1	Rule 13a-14(a) Certification of Ronald S. Saks, Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Lawrence E. Dickinson, Vice President, Chief Financial Officer and Secretary.

32.1	Certification of Ronald S. Saks, Chief Executive Office, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Lawrence E. Dickinson, Vice President, Chief Financial Officer and Secretary, pursuant to Section 906 of Sarbanes- Oxley Act of 2002.

101.ins	Instance Document

101.sch	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document

101.lab	XBRL Taxonomy Extension Label Linkbase Document

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document