Form 10-Q
period 2012-09-30
LMI AEROSPACE INC
filed 2012-11-08
CIK 1059562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012.
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

On November 1, 2012, there were 12,002,139 shares of our common stock, par value $0.02 per share, outstanding.

LMI AEROSPACE, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDING SEPTEMBER 30, 2012

PART I.  FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

LMI Aerospace, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$109	$7,868
Trade accounts receivable, net of allowance of $261 at September 30, 2012 and $359 at December 31, 2011	51,599	42,720
Inventories	57,823	51,081
Prepaid expenses and other current assets	2,900	2,595
Deferred income taxes	2,954	4,085
Total current assets	115,385	108,349

Property, plant and equipment, net	36,228	27,340
Goodwill	55,730	49,102
Intangible assets, net	18,357	17,642
Other assets	1,861	2,173
Total assets	$227,561	$204,606

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$12,954	$13,224
Accrued expenses	15,983	11,108
Current installments of long-term debt	1,133	29
Total current liabilities	30,070	24,361

Long-term liabilities:
Long-term debt, less current installments	1,277	-
Other long-term liabilities	3,463	3,541
Deferred income taxes	7,892	8,919
Total long-term liabilities	12,632	12,460

Shareholders’ equity:
Common stock, $0.02 par value per share; authorized 28,000,000 shares: issued 12,095,101 and 12,123,992 shares at September 30, 2012 and December 31, 2011, respectively	242	242
Preferred stock, $0.02 par value per share; authorized 2,000,000 shares; none issued at either date	-	-
Additional paid-in capital	75,651	74,823
Accumulated other comprehensive loss	(16)	-
Treasury stock, at cost, 95,962 shares at September 30, 2012 and 249,082 shares at December 31, 2011	(455)	(1,182)
Retained earnings	109,437	93,902
Total shareholders’ equity	184,859	167,785
Total liabilities and shareholders’ equity	$227,561	$204,606

See accompanying notes to condensed consolidated financial statements.

 LMI Aerospace, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Sales and service revenue
Product sales	$42,794	$42,704	$125,180	$119,102
Service revenue	27,842	22,063	81,532	69,912
Net sales	70,636	64,767	206,712	189,014
Cost of sales and service revenue
Cost of product sales	32,757	31,316	89,331	85,822
Cost of service revenue	19,295	18,119	65,312	58,057
Cost of sales	52,052	49,435	154,643	143,879
Gross profit	18,584	15,332	52,069	45,135

Selling, general and administrative expenses	10,050	8,681	28,011	25,855
Income from operations	8,534	6,651	24,058	19,280

Other income (expense):
Interest expense	(270)	(255)	(764)	(510)
Other, net	174	(289)	281	(851)
Total other expense	(96)	(544)	(483)	(1,361)

Income before income taxes	8,438	6,107	23,575	17,919
Provision for income taxes	2,799	2,029	8,039	5,606

Net income	5,639	4,078	15,536	12,313
Other comprehensive income
Foreign currency translation adjustment	(16)	-	(16)	-

Total comprehensive income	$5,623	$4,078	$15,520	$12,313

Amounts per common share:
Net income per common share	$0.48	$0.35	$1.33	$1.07

Net income per common share assuming dilution	$0.48	$0.35	$1.31	$1.05

Weighted average common shares outstanding	11,736,392	11,584,510	11,675,453	11,547,558

Weighted average dilutive common shares outstanding	11,857,611	11,755,055	11,827,867	11,732,989

See accompanying notes to condensed consolidated financial statements.

 LMI Aerospace, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Operating activities:
Net income	$15,536	$12,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,767	5,351
Intangible asset impairment	-	1,163
Contingent consideration write-off	-	(1,235)
Restricted stock compensation	1,205	912
Inventory reserves	(346)	722
Deferred taxes	(626)	(35)
Other noncash items	(172)	(5)
Changes in operating assets and liabilities, net of acquisition:
Trade accounts receivable	(7,025)	(5,787)
Inventories	(6,396)	(4,730)
Prepaid expenses and other assets	310	(968)
Current income taxes	1,294	1,780
Accounts payable	(2,950)	2,226
Accrued expenses	3,440	2,482
Net cash provided by operating activities	10,037	14,189
Investing activities:
Additions to property, plant and equipment	(12,506)	(7,723)
Acquisition, net of cash acquired	(9,863)	-
Other, net	88	(9)
Net cash used by investing activities	(22,281)	(7,732)
Financing activities:
Advances from long-term debt and notes payable	1,996	-
Principal payments on long-term debt and notes payable	(73)	(152)
Advances on swingline under credit agreement	4,324	-
Payments on swingline under credit agreement	(3,866)	-
Changes in outstanding checks in excess of bank deposits	2,031	-
Other, net	73	46
Net cash provided by (used by) financing activities	4,485	(106)
Net (decrease) increase in cash and cash equivalents	(7,759)	6,351
Cash and cash equivalents, beginning of year	7,868	1,947
Cash and cash equivalents, end of quarter	$109	$8,298

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2012

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair representation have been included.  Operating results for the three months and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission.

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

On August 7, 2012, the Company acquired all of the shares of capital stock of TASS Inc. (“TASS”), an after-market engineering and support services firm.  Headquartered in Kirkland, Washington, TASS delivers engineering solutions to aircraft manufacturers, airlines, Maintenance, Repair and Overhaul companies and leasing companies worldwide.  TASS has 60 employees with offices in Kirkland, WA, the United Kingdom and Australia.  The acquisition was funded by internal cash and by entering into a $1,000 note payable and was accounted for under the acquisition method of accounting.  Operating results of TASS have been included in the Company’s Engineering Services segment from the date of acquisition, and acquisition related costs of $383 were included in selling, general and administrative expense.  The pro-forma operating results, as if the Company had completed the acquisition at the beginning of the periods presented, are not material to the Company’s operations and are not presented.

Management believes the acquisition of TASS, together with other initiatives, will augment the Company’s long and successful history with Boeing products and provide the Company with a global presence in the aftermarket engineering arena.  TASS also provides the Company the ability to internally source product support for parts manufactured by the Company in the global airline fleet.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2012

The Company performed a preliminary valuation analysis to determine amounts allocated to the acquired assets and assumed liabilities, including various intangible assets.  The following table summarizes the purchase price allocation for TASS at the date of acquisition and is included in the Engineering Services segment:

Cash acquired	$617
Accounts receivable	1,979
Other assets	175
Fixed assets	196
Intangible assets	2,247
Goodwill	6,628
Current liabilities assumed	(1,362)
Cost of acquisition	$10,480

Of the $2,247 acquired intangible assets, $1,876 was assigned to customer relationships with an original estimated useful life of 11.9 years; and the remaining $371 consists of trademarks and other intangibles and have a weighted average useful life of 2.9 years.  The fair value of the customer relationships was determined using the discounted cash flow method.  The fair value of the trademarks was determined using the relief from royalty method.

3.	Assets and Liabilities Measured at Fair Value

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

Following is a description of the valuation methodologies used for assets measured at fair value, which is included in cash and cash equivalents.  Money market fund was fully liquidated during the third quarter to fund the TASS acquisition. There have been no changes in the methodologies used at September 30, 2012.

	Assets at Fair Value as of December 31, 2011
Recurring Fair Value Measurement:	Total	Level 1	Level 2	Level 3
Money market fund (1)	$7,503	$7,503	$-	$-

Non-recurring Fair Value Measurements:
Intangible assets, net (2)	$17,642	$-	$-	$17,642

(1)	Institutional Money Market: Valued at the closing price reported on the active markets on which the individual securities are traded (Level 1).
(2)
During the first quarter of 2011, a triggering event occurred with regard to a certain proprietary technology intangible asset as a result of a failure to conclude a possible sale of a product line.  The Company did not have plans to utilize this technology in the near term and believed the current market for the product line to be limited; thus, utilizing the income approach with a level 3 valuation, the Company expected zero cash flows.  As such, a full impairment loss of $1,163 was recognized as of March 31, 2011.  The impairment loss was recognized in the Aerostructures segment in the selling, general and administrative expenses line of the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2011.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2012

4.	Accounts Receivable, Net

Accounts receivable, net consists of the following:

	September 30,	December 31,
	2012	2011

Trade receivables	$38,278	$35,482
Unbilled revenue	12,168	6,347
Other receivables	1,414	1,250
	51,860	43,079
Less: Allowance for doubtful accounts	(261)	(359)
Accounts receivable, net	$51,599	$42,720

Under contract accounting, unbilled revenue on long-term contracts arise when the sales or revenues based on performance  attainment, though appropriately recognized, cannot be billed yet under terms of the contract as of the balance sheet date.  Accounts receivable expected to be collected after one year are not material.

5.	Inventories

Inventories consist of the following:

	September 30,	December 31,
	2012	2011

Raw materials	$10,521	$9,437
Work in progress	10,918	9,387
Manufactured and purchased components	13,884	15,051
Finished goods	18,460	14,744
Product inventory	53,783	48,619
Capitalized contract costs	4,040	2,462
Total inventories	$57,823	$51,081

Inventoried costs include capitalized contract costs relating to programs and contracts with long-term production cycles, substantially all of which is expected to be realized within one year.  The Company believes these amounts will be fully recovered.

6.	Goodwill and Intangible Assets

Goodwill

Goodwill balances at September 30, 2012 consisted of $42,908 from the acquisition of D3 Technologies, Inc. (“D3”) in July 2007, $6,194 from the acquisition of Integrated Technologies, Inc. (“Intec”) in January 2009 and $6,628 from the acquisition of TASS in August 2012.  Goodwill balances at December 31, 2011 consisted of the D3 and Intec amounts.  The D3 and Intec goodwill balances are not deductible for tax purposes.  The TASS goodwill balance is deductible for tax purposes.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2012
Intangible Assets

Intangible assets primarily consist of trademarks and customer intangibles resulting from the acquisitions of TASS, Intec and D3.  The trademark of $4,222 that resulted from the acquisition of D3 was determined to have an indefinite life.  The remaining trademarks resulted from the acquisition of Intec and TASS and have a weighted average estimated useful life of 4.9 years.  Customer intangibles have a weighted average estimated useful life of 15.1 years.  Other intangible assets have a weighted average estimated useful life of 4.5 years.  The carrying values were as follows:

	September 30,	December 31,
	2012	2011

Trademarks	$4,836	$4,582
Customer intangible assets	23,391	21,515
Other	699	582
Accumulated amortization	(10,569)	(9,037)
Intangible assets, net	$18,357	$17,642

Intangibles amortization expense was $544 and $496 for the three months ended September 30, 2012 and 2011, respectively, and $1,532 and $2,689 for the nine months ended September 30, 2012 and 2011, respectively.  The expense for the nine months ended September 30, 2011 includes $1,163 for the impairment loss discussed in Note 3.  Estimated annual amortization expense for the balance of 2012 and the next five years and thereafter is as follows:

Year ending December 31,
2012 (1)	$569
2013	2,176
2014	2,053
2015	1,887
2016	1,718
2017	1,499
Thereafter	4,233
Nonamortizeable	4,222
$18,357

(1)	Represents amortization expense for the remainder of 2012.

The carrying value of goodwill and intangible assets with indefinite lives is assessed at least annually, during the fourth quarter, unless a triggering event occurs, and an impairment charge is recorded if appropriate.  There were no triggering events in the third quarter of 2012.

7.	Long-term Debt

Long-term debt consists of the following:

	September 30,	December 31,
	2012	2011

Notes payable, principal and interest payable monthly, at fixed rates, 2.56% to 3.25% at September 30, 2012 and 6.48% to 6.70% at December 31, 2011	$1,953	$29
Swingline under credit agreement	457	-
Total debt	2,410	29
Less current installments	1,133	29
Total	$1,277	$-

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2012

The Company has entered into a note payable for the purchase of certain equipment.  The note is secured by the equipment and payable in monthly installments including interest at 2.56% through May 2019.  The Company has also entered into a $1,000 note payable related to the purchase of TASS which is payable in full in August 2013 plus interest at 3.25%.

The Company has a senior secured revolving credit facility in an aggregate principal amount of up to $125,000 subject to certain borrowing capacity limitations, including a limit based on a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”).  The Company’s available borrowing capacity as of September 30, 2012 was $118,616.  Borrowings under the credit facility are secured by substantially all of the Company’s assets and bear interest at either the LIBOR rate plus an applicable margin of 1.75% to 2.75% or the highest of the following plus 0.75% to 1.75%, depending in each case upon the total leverage ratio:

·	Prime rate,
·	Federal funds rate plus 0.5% or
·	In most circumstances, LIBOR for an interest period of one month plus 1%.

The maturity date of the credit facility is September 12, 2016.  The maturity date is subject to acceleration upon breach of the financial covenants (consisting of a maximum total leverage ratio and senior leverage ratio and a minimum fixed charge coverage ratio) and other customary non-financial covenants contained in the credit agreement.  As of September 30, 2012, the Company was in compliance with all of its financial and non-financial covenants.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerators
Net income	$5,639	$4,078	$15,536	$12,313
Denominators
Weighted average common shares - basic	11,736,392	11,584,510	11,675,453	11,547,558

Dilutive effect of restricted stock	121,219	170,545	152,414	185,431

Weighted average common shares - diluted	11,857,611	11,755,055	11,827,867	11,732,989

Basic earnings per share	$0.48	$0.35	$1.33	$1.07

Diluted earnings per share	$0.48	$0.35	$1.31	$1.05

9.	Stock-Based Compensation

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

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2012

A summary of the activity for non-vested restricted stock awards as of September 30, 2012 and changes during the nine-month period is presented below:

	2012
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1	278,410	$16.42
Granted	108,646	19.19
Vested	(139,807)	16.21
Forfeited	(1,011)	23.07
Outstanding at September 30	246,238	$17.74

Common stock compensation expense related to restricted stock awards granted under the Plan was $462 and $354 for the three months ended September 30, 2012 and 2011, respectively, and $1,205 and $912 for the nine months ended September 30, 2012 and 2011, respectively.

Total unrecognized compensation costs related to non-vested share-based compensation awards granted or awarded under the Plan were $2,573 and $1,716 at September 30, 2012 and December 31, 2011, respectively.  These costs are expected to be recognized over a weighted average period of 1.1 years and 0.8 year, respectively.

10.	Business Segment Information

The Company is organized into two reportable segments: the Aerostructures segment and the Engineering Services segment.  The Aerostructures segment fabricates, machines, finishes, integrates, assembles and kits formed close-tolerance aluminum, specialty alloy, composite components and higher level assemblies for use by the aerospace, defense and technology industries.  The Engineering Services segment, comprised of the operations of D3 and the recently acquired TASS, provides a complete range of design, engineering and program management services, supporting aircraft lifecycles from conceptual design, analysis and certification through production support, fleet support and service life extensions via a complete turnkey engineering solution.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2012

Corporate assets, liabilities and expenses related to the Company’s corporate offices, except for interest expense and income taxes, primarily support the Aerostructures segment and are classified as such.  The table below presents information about reported segments on the basis used internally to evaluate segment performance:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net sales:
Aerostructures	$44,032	$44,045	$129,349	$124,324
Engineering Services	27,227	20,759	78,844	66,322
Eliminations	(623)	(37)	(1,481)	(1,632)
	$70,636	$64,767	$206,712	$189,014

Income from operations:
Aerostructures	$5,427	$5,165	$15,074	$13,918
Engineering Services	3,175	1,487	9,053	5,457
Eliminations	(68)	(1)	(69)	(95)
	$8,534	$6,651	$24,058	$19,280

	September 30,	December 31,
	2011	2011

Total assets:	$144,784	$132,032
Aerostructures	82,777	72,574
Engineering	$227,561	$204,606

11.	Customer Concentration

Direct sales, through both of its business segments, to the Company’s largest customer, The Boeing Company (“Boeing”), accounted for 20.8% and 17.8% of the Company’s total revenues for the three months ended September 30, 2012 and 2011, respectively.  Direct sales to Boeing accounted for 20.7% and 17.5% of the Company’s total revenues for the nine months ended September 30, 2012 and 2011, respectively.  Accounts receivable balances based on direct sales related to Boeing were 14.3% and 15.6% of the Company’s total accounts receivable balance at September 30, 2012 and December 31, 2011, respectively.

Direct sales, through its Aerostructures segment, to the Company’s second largest customer, Gulfstream Aerospace Corporation, a General Dynamics company (“Gulfstream”), accounted for 16.7% and 16.1% of the Company’s total revenues for the three months ended September 30, 2012 and 2011, respectively.  Direct sales to Gulfstream accounted for 16.6% of the Company’s total revenues for the nine months ended September 30, 2012 and 2011, respectively.  Accounts receivable balances related to Gulfstream were 9.2% and 5.4% of the Company’s total accounts receivable balance at September 30, 2012 and December 31, 2011, respectively.

Direct sales, through both of its business segments, to the Company’s third largest customer, Spirit Aerosystems (“Spirit”), accounted for 13.8% and 12.0% of the Company’s total revenues for the three months ended September 30, 2012 and 2011, respectively.  Direct sales to Spirit accounted for 13.1% and 13.8% of the Company’s total revenues for the nine months ended September 30, 2012 and 2011, respectively.  Accounts receivable balances related to Spirit were 13.6% and 16.5% of the Company’s total accounts receivable balance at September 30, 2012 and December 31, 2011, respectively.

Direct sales, through both of its business segments, to the Company’s fourth largest customer, Bombardier Inc. (“Bombardier”), accounted for 10.0% and 7.4% of the Company’s total revenues for the three months ended September 30, 2012 and 2011, respectively.  Direct sales to Bombardier accounted for 10.5% and 6.0% of the Company’s total revenues for the nine months ended September 30, 2012 and 2011, respectively.  Accounts receivable balances related to Bombardier were 8.5% and 9.3% of the Company’s total accounts receivable balance at September 30, 2012 and December 31, 2011, respectively.

12.	Income Taxes

The Company’s effective tax rate for the three month and nine month periods ended September 30, 2012 was 33.2% and 34.1%, respectively.  The Company’s effective tax rate for the three month and nine month periods ended September 30, 2011 was 33.2% and 31.3%, respectively.

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

Recent Events

On August 7, 2012, the Company acquired all of the shares of capital stock of TASS Inc. (“TASS”), an after-market engineering and support services firm.  Headquartered in Kirkland, Washington, TASS delivers engineering solutions to aircraft manufacturers, airlines, Maintenance, Repair and Overhaul services companies and leasing companies worldwide.  TASS has 60 employees with offices in Kirkland, WA, the United Kingdom and Australia.  The acquisition was funded by internal cash and by entering into a note payable and was accounted for under the acquisition method of accounting.  Operating results of TASS have been included in the Company’s Engineering Services segment from the date of acquisition, and acquisition related costs were expensed.

Overview

We are a leading provider of design engineering services and supplier of structural assemblies, kits and components to the aerospace, defense and technology markets.  We primarily sell our products and services to the large commercial aircraft, corporate and regional aircraft, and military markets.  Historically, our business was primarily dependent on the large commercial aircraft market, specifically with one principal customer.  In order to diversify our product and customer base, we implemented an acquisition and marketing strategy in the late 1990s that has broadened the number of industries to which we sell our products and services and, within the aerospace industry, diversified our customer base to reduce our dependence on any one principal customer.  Our acquisitions of D3 in 2007, Intec in 2009 and TASS in 2012 were in furtherance of our growth strategy of increasing the array of value-added services and solutions that we offer to our customers.  We believe that original equipment manufacturers and Tier 1 aerospace companies will continue the trend of selecting their suppliers based upon the breadth of more complex and sophisticated design and manufacturing capabilities and value-added services and the ability of their suppliers to manage large production programs.

Results of Operations

Three months ended September 30, 2012 compared to three months ended September 30, 2011

Consolidated Operations

The following table is a summary of our operating results for the three months ended September 30, 2012 and 2011, respectively:

	Three Months Ended
	September 30, 2012
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$44.0	$27.2	$(0.6)	$70.6
Cost of sales	31.1	21.4	(0.5)	52.0
Gross profit	12.9	5.8	(0.1)	18.6
S, G, & A	7.5	2.6	-	10.1
Income from operations	$5.4	$3.2	$(0.1)	$8.5

	Three Months Ended
	September 30, 2011
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$44.0	$20.8	$-	$64.8
Cost of sales	32.1	17.3	-	49.4
Gross profit	11.9	3.5	-	15.4
S, G, & A	6.7	2.0	-	8.7
Income from operations	$5.2	$1.5	$-	$6.7

Aerostructures Segment

Net Sales.  Net sales for the Aerostructures segment for the third quarter of 2012 and 2011 were $44.0 million.  The following table specifies the amount of the Aerostructures segment’s net sales by category for the third quarter of 2012 and 2011 and the percentage of the segment’s total net sales for each period represented by each category.

	Three Months Ended September 30,
Category	2012	% of Total	2011	% of Total
	($ in millions)
Large commercial aircraft	$17.7	40.2%	$17.0	38.6%
Corporate and regional aircraft	15.2	34.5%	13.8	31.4%
Military	8.8	20.0%	9.9	22.5%
Other	2.3	5.3%	3.3	7.5%
Total	$44.0	100.0%	$44.0	100.0%

Large commercial aircraft generated net sales of $17.7 million for the third quarter of 2012 compared to $17.0 million for the third quarter of 2011, an increase of 4.1%.  Boeing production levels have increased related to the 737, 747 and 787 platforms to $5.8 million, $4.8 million and $0.9 million, respectively, in the third quarter of 2012 from $5.2 million, $3.4 million and $0.2 million, respectively, in the third quarter of 2011.  Net sales of aftermarket wing modification products were $1.4 million for the third quarter of 2012, down from $3.6 million for the third quarter of 2011 due to lower demand which is expected to continue during 2012.

Net sales of components for corporate and regional aircraft were $15.2 million for the third quarter of 2012 compared to $13.8 million for the third quarter of 2011, an increase of 10.1%.  This increase was primarily driven by increased production demand for the G650 aircraft at Gulfstream with net sales reaching $3.9 million in the quarter ended September 30, 2012 compared to $2.1 million in the third quarter of 2011.  Net sales related to the G450/G550 aircraft were $9.7 million in the third quarter of 2012, an increase from $9.3 million in the third quarter of 2011.  Net sales related to the G280 aircraft increased to $1.1 million in the third quarter of 2012 compared to $0.6 million in the third quarter of 2011 as demand for this aircraft has increased.  These increases were partially offset by a $1.1 million decrease in net sales related to tooling for the Mitsubishi Regional Jet program from the third quarter of 2011 to the third quarter of 2012.

Military products generated $8.8 million of net sales for the third quarter of 2012 compared to $9.9 million for the third quarter of 2011, a decrease of 11.1%.  Net sales related to the Blackhawk program decreased to $7.3 million in the third quarter of 2012 from $8.6 million in the third quarter of 2011 due to decreased demand with one of the Company’s customers, which we expect to continue into future periods.

Other products generated $2.3 million in net sales in the third quarter of 2012 compared to $3.3 million in the third quarter of 2011, a decrease of 30.3%.  The decrease was primarily due to the discontinuance of one program in 2012 at the Company’s Mexicali plant that had $1.0 million in sales during the third quarter of 2011.

Cost of Goods Sold.  Cost of goods sold includes the Company’s labor, material and overhead costs associated with the manufacture of inventory sold to customers.  Cost of goods sold for the third quarter of 2012 was $31.1 million compared to $32.1 million for the third quarter of 2011.  The $1.0 million decrease in cost of sales was primarily driven by production efficiencies.

Gross Profit.  Gross profit for the third quarter of 2012 was $12.9 million (29.3% of net sales) compared to $11.9 million (27.0% of net sales) in the third quarter of 2011.  Production efficiencies have led to this increased improvement in margin.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $7.5 million (17.0% of net sales) for the third quarter of 2012 compared to $6.7 million (15.2% of net sales) for the third quarter of 2011.  Included in these expenses for the third quarter of 2012 is $0.5 million in acquisition expenses primarily related to TASS.  The balance of the increase in selling, general and administrative expenses is related to personnel costs that increased to $4.1 million for the third quarter of 2012 from $3.7 million for the third quarter of 2011.

Engineering Services Segment

Net Sales.  Net sales for the Engineering Services segment were $27.2 million for the third quarter of 2012 as compared to $20.8 million for the third quarter of 2011, an increase of 30.8%.  The Engineering Services segment generates revenue primarily through the billing of our employees’ time spent on customer projects and has experienced increased demand due to growth in the number of new programs currently in development in the Company’s Aerostructures segment.  The following table specifies the amount of the Engineering Services segment’s net sales by category for the third quarter of 2012 and 2011 and the percentage of the segment’s total net sales represented by each category.

	Three Months Ended September 30,
Category	2012	% of Total	2011	% of Total
	($ in millions)
Large commercial aircraft	$7.3	26.8%	$6.3	30.3%
Corporate and regional aircraft	8.4	30.9%	6.2	29.8%
Military	9.8	36.0%	5.2	25.0%
Other	1.7	6.3%	3.1	14.9%
Total	$27.2	100.0%	$20.8	100.0%

Net sales for services for large commercial aircraft were $7.3 million in the third quarter of 2012, up 15.9% from $6.3 million in the third quarter of 2011.  This increase resulted from the inclusion of TASS sales of $2.2 million in this category in the third quarter of 2012.  This increase was partially offset by the winding down of a Boeing 747-8 project, which decreased revenue by $0.8 million, and Boeing 787 projects, which decreased revenue by $0.9 million, in the third quarter of 2012 compared to the third quarter of 2011.

Net sales for services supporting corporate and regional aircraft were $8.4 million in the third quarter of 2012 compared to $6.2 million for the third quarter of 2011, an increase of 35.5%.  This increase primarily resulted from the engineering efforts related to work statements for the Bombardier Lear Jet L-85, which generated revenue of $6.4 million in the third quarter of 2012, up from $4.1 million in the third quarter of 2011.

Net sales of services for military programs were $9.8 million in the third quarter of 2012, up 88.5% from $5.2 million in the third quarter of 2011.  This increase was primarily from services in support of the Boeing Tanker program, which increased $3.0 million in the third quarter of 2012 from the third quarter of 2011 and services in support of the KC-390 design-build program, which generated revenue of $1.3 million in the third quarter of 2012.

Net sales related to design and delivery of tooling on various programs supporting commercial aircraft were $1.7 million for the third quarter of 2012, down 45.2%, from $3.1 million in the third quarter of 2011.  This reduction was primarily caused by declining revenues of the project supporting the 787 shipping fixtures, which, because it is maturing, experienced revenues of $0.9 million in the third quarter of 2012 compared to $2.0 million in the third quarter of 2011.

Cost of Goods Sold.  Cost of goods sold consists primarily of labor and labor related costs and for the third quarter of 2012 was $21.4 million compared to $17.3 million for the third quarter of 2011.  The $4.1 million increase is partially attributable to the inclusion of the results of TASS, which contributed an additional $1.6 million to this category in the third quarter of 2012 and to an increase in head count and overtime at D3 we enacted in an effort to meet our increased project demands.

Gross Profit.  Gross profit for the third quarter of 2012 was $5.8 million (21.3% of net sales) compared to $3.5 million (16.8% of net sales) in the third quarter of 2011.  The increase in gross profit is due to the increase in revenue in the third quarter of 2012.  In addition, gross profit in 2011 was negatively impacted by lower gross margins on two fixed-price contracts.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the third quarter of 2012 were $2.6 million, or 9.6% of net sales, compared to $2.0 million, or 9.6% of net sales, for the third quarter of 2011.  The $0.6 million increase is attributable to the inclusion of the results of TASS.

Non-segment Expenses

Interest Expense.  Interest expense was $0.3 million for the third quarters of 2012 and 2011.  The acquisition of TASS was paid from excess cash and by entering into a $1.0 million note payable.

Income Tax Expense.  During the third quarter of 2012, the Company recorded income tax expense of $2.8 million compared to $2.0 million in the third quarter of 2011.  The effective tax rate for both the third quarter of 2012 and 2011 was 33.2%.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

The following table is a summary of our operating results for the nine months ended September 30, 2012 and 2011, respectively:

	Nine Months Ended
	September 30, 2012
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$129.3	78.8	$(1.4)	$206.7
Cost of sales	92.9	63.1	(1.4)	154.6
Gross profit	36.4	15.7	-	52.1
S, G, & A	21.4	6.7	-	28.1
Income from operations	$15.0	$9.0	$-	$24.0

	Nine Months Ended
	September 30, 2011
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$124.3	$66.3	$(1.6)	$189.0
Cost of sales	90.5	54.9	(1.5)	143.9
Gross profit	33.8	11.4	(0.1)	45.1
S, G, & A	19.9	5.9	-	25.8
Income from operations	$13.9	$5.5	$(0.1)	$19.3

Aerostructures Segment

Net Sales.  Net sales for the Aerostructures segment for the first nine months of 2012 were $129.3 million, up 4.0% from $124.3 million in the first nine months of 2011.  The following table specifies the amount of the Aerostructures segment’s net sales by category for the nine months ended September 30, 2012 and 2011 and the percentage of total net sales for each period represented by each category.

	Nine Months Ended September 30,
Category	2012	% of Total	2011	% of Total
	($ in millions)
Large commercial aircraft	$52.3	40.4%	$47.8	38.4%
Corporate and regional aircraft	43.6	33.7%	38.6	31.1%
Military	26.2	20.3%	27.8	22.4%
Other	7.2	5.6%	10.1	8.1%
Total	$129.3	100.0%	$124.3	100.0%

Net sales of products used in large commercial aircraft were $52.3 million for the first nine months of 2012 compared to $47.8 million for the first nine months of 2011, an increase of 9.4%.  Boeing production levels have increased across all major platforms.  Sales related to the 747, 777 and 787 platforms increased to $13.4 million, $7.0 million and $1.8 million, respectively, in the first nine months of 2012 from $8.3 million, $6.2 million and $0.9 million, respectively, in the first nine months of 2011.  The 737 winglet program also generated $5.1 million in the first nine months of 2012 compared to $2.8 million in the first nine months of 2011.  These increases were partially offset by a $4.7 million decline in net sales of 767 aftermarket wing modification products to $4.0 million in the first nine months of 2012 from $8.7 million in the first nine months of 2011 due to lower demand for retrofit of the existing fleet.

Net sales of components for corporate and regional aircraft were $43.6 million for the first nine months of 2012 compared to $38.6 million for the first nine months of 2011, an increase of 13.0%.  This increase was primarily driven by higher production demands on the G650 aircraft at Gulfstream with net sales related to this aircraft reaching $10.1 million for the first nine months of 2012 compared to $5.3 million in the first nine months of 2011.

Military products generated $26.2 million of net sales in the first nine months of 2012 compared to $27.8 million in the first nine months of 2011, a decrease of 5.8%.  This decrease was due to a modest decline of the Blackhawk program, which generated net sales of $22.1 million in the first nine months of 2012 compared to $23.7 million in the first nine months of 2011.

Other products generated $7.2 million in net sales in the first nine months of 2012 compared to $10.1 million in the first nine months of 2011, a decrease of 28.7%.  This decrease was primarily due to the discontinuance of one program in the first nine months of 2012 at the Company’s Mexicali plant that generated $2.6 million in sales during the first nine months of 2011.

Cost of Goods Sold.  Cost of goods sold for the first nine months of 2012 was $92.9 million compared to $90.5 million for the first nine months of 2011.  The $2.4 million increase was primarily due to higher sales and the addition of personnel to meet growth demands.

Gross Profit.  Gross profit for the first nine months of 2012 was $36.4 million (28.2% of net sales) compared to $33.8 million (27.2% of net sales) in the first nine months of 2011 as production efficiencies and favorable product mix contributed to this improved margin.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $21.4 million (16.6% of net sales) for the first nine months of 2012 compared to $19.9 million (16.0% of net sales) for the first nine months of 2011.  The increase in selling, general and administrative expenses was primarily due to additions of personnel in anticipation of growth and $0.5 in acquisition costs expensed primarily in the third quarter of 2012.

Engineering Services Segment

Net Sales.  Net sales for the Engineering Services segment were $78.8 million for the first nine months of 2012 as compared to $66.3 million for the first nine months of 2011, an increase of 18.9%.  The following table specifies the amount of the Engineering Services segment’s net sales by category for the first nine months of 2012 and 2011, respectively, and the percentage of the segment’s total net sales represented by each category.

	Nine Months Ended September 30,
Category	2012	% of Total	2011	% of Total
	($ in millions)
Large commercial aircraft	$21.7	27.5%	$23.8	35.9%
Corporate and regional aircraft	24.9	31.6%	19.1	28.8%
Military	27.2	34.5%	14.3	21.6%
Other	5.0	6.4%	9.1	13.7%
Total	$78.8	100.0%	$66.3	100.0%

Net sales for services for large commercial aircraft were approximately $21.7 million in the first nine months of 2012, down 8.8%, from $23.8 million in the first nine months of 2011.  The decrease primarily resulted from reduced requirements for four programs.  The Airbus 350 platform, Boeing 747-8 platform, and Boeing 787 platform revenues decreased by $1.5 million, $2.9 million, and $0.9 million respectively, in the first nine months of 2012 compared to the first nine months of 2011, and the Boeing integrated testing project’s revenue decreased by $0.9 million in the first nine months of 2012 compared to the first nine months of 2011.  These revenue decreases were partially offset by an increase on the nacelle systems development program to $3.5 million in the first nine months of 2012 from $1.5 million in the first nine months of 2011, and the inclusion of the results of TASS, which added $2.2 million in revenue.

Net sales for services supporting corporate and regional aircraft, the majority of which relates to the development of new and re-designed aircraft, were $24.9 million in the first nine months of 2012 compared to $19.1 million for the first nine months of 2011, an increase of 30.4%.  Net sales for the development of the Bombardier Lear Jet L-85 generated $9.9 million higher revenue in the first nine months of 2012 primarily due to increased engineering efforts.  An increase of $3.2 million in the first nine months of 2012 was also generated by new work statements.  These increases were partially offset in the first nine months of 2012 compared to the first nine months of 2011 by a $2.4 million decline in net sales for the Mitsubishi Regional Jet and a $4.2 million decrease in two other business jet platforms as the design phase of these projects are maturing.

Net sales of services for military programs were $27.2 million in the first nine months of 2012, up 90.2%, from $14.3 million in the first nine months of 2011.  The increase is primarily due to an increase in revenues related to the Boeing Tanker program, which generated $15.2 million in the first nine months of 2012 compared to $4.4 million in the first nine months of 2011.  The KC-390 design-build program also added $3.5 million in revenue for the first nine months of 2012.  These increases were partially offset by a decrease in our participation on the Joint Strike Fighter, which generated $2.9 million in revenue in the first nine months of 2011 and none in 2012.

Net sales related to design and delivery of tooling on various programs supporting commercial aircraft were $5.0 million for the first nine months of 2012, down 45.1%, as compared to $9.1 million in the first nine months of 2011.  This decrease was primarily due to the 747 large cargo freighter tooling project, which generated $3.4 million in the first nine months of 2012 compared to $5.6 million in the first nine months of 2011.  Declines of $1.8 million were also noted in work statements related to two additional customers.

Cost of Goods Sold.  Cost of goods sold for the first nine months of 2012 was $63.1 million compared to $54.9 million for the first nine months of 2011.  Our increased sales demand led us to hire additional project engineers, which resulted in an increase of $7.0 million in salary and fringe benefit costs in the first nine months of 2012.  Inclusion of the results of TASS also contributed an additional $1.6 million for the first nine months of 2012.  This was offset by a decrease in the first nine months of 2012 of $1.3 million in various subcontract costs.

Gross Profit.  Gross profit for the first nine months of 2012 was $15.7 million (19.9% of net sales) compared to $11.4 million (17.2% of net sales) in the first nine months of 2011.  The increase in gross profit from the first nine months of 2012 to the first nine months of 2011 was due to higher sales volume.  In addition, gross profit in the first nine months of 2011 was negatively impacted by a $0.5 million catch-up adjustment on the Mitsubishi Regional Jet due to higher estimated costs to complete.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the first nine months of 2012 were $6.7 million (8.5% of net sales) compared to $5.9 million (8.9% of net sales) in the first nine months of 2011.  Inclusion of the results of TASS contributed $0.6 million in additional expenses for the first nine months of 2012.

Non-segment Expenses

Interest Expense, net.  Net interest expense was $0.8 million for the first nine months of 2012 compared to $0.5 million for the first nine months of 2011.  The net increase is largely due to higher fees on our increased credit facility.

Other, net.  Other net increased to $0.3 million of income in the first nine months of 2012 from $0.9 million of expense in the first nine months of 2011.  This change primarily resulted from a $0.7 million non-recurring cost related to potential financing transactions that we decided not to pursue in 2011.

Income Tax Expense.  During the first nine months of 2012, we recorded income tax expense of $8.0 million compared to $5.6 million in the first nine months of 2011.  The effective tax rate for the nine months ended September 30, 2012 and 2011 was 34.1% and 31.3%, respectively.  This increase reflects a $0.4 million lower tax expense in 2011 due to a non-taxable gain associated with the write off of contingent consideration discussed in Note 3 related to the Intec acquisition.  Higher effective tax rates are also anticipated for the remainder of 2012 as Congress has not renewed credits that have benefited the Company in prior years. The Company expects its effective tax rate for the full year 2012 to be approximately 34.1% to 34.7%.

Liquidity and Capital Resources

During the first nine months of 2012, our operating activities generated $10.0 million in cash, compared to $14.2 million in the first nine months of 2011.  Net cash provided by operating activities for the first nine months of 2012 was favorably impacted by increased profitability but negatively impacted by increases in unbilled revenue and inventory.  These items were offset by increases in the current income tax liability due to increased taxable income, a higher expected income tax rate and increased accrued expenses for payroll related liabilities.

Net cash used in investing activities was $22.3 million for the first nine months of 2012, compared to $7.7 million for the first nine months of 2011.  Cash used in the first nine months of 2012 and 2011, respectively, was primarily for the acquisition of capital equipment  due to investments we made to improve our production capabilities and facility expansion.  Also in the third quarter of 2012, the Company purchased TASS, using $8.8 million in available cash.  The Company expects the remaining purchase price will be funded in future periods upon payment of a $1.0 million note and settlement of acquisition related liabilities.

Net cash provided by financing activities primarily consists of a $0.9 million equipment note that was executed late in the second quarter of 2012 and matures in May 2019, $0.5 million in activity on the swingline under the Company’s credit agreement, a $1.0 million note related to the TASS acquisition that is payable in August 2013 and $2.0 million in outstanding checks in excess of deposits.

The Company has a senior secured revolving credit facility that allows borrowings up to $125.0 million, subject to certain borrowing capacity limitations, including a limit based on a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”).  Our available borrowing capacity at September 30, 2012 was $118.6 million, of which none was utilized.  The maturity date of the credit facility is September 12, 2016.  As of September 30, 2012, the Company was, and expects to continue to be, in compliance with all of its financial and non-financial covenants.

The Company expects to meet its ongoing working capital, debt service, and capital expenditure needs presently and for the next twelve months from a combination of cash on hand, cash flow from operating activities and cash available under the credit facility.  The Company’s capital budget as of September 30, 2012 anticipates capital expenditures for 2012 of approximately $18.0 to $20.0 million.  The Company continues to search for complementary acquisitions and design-build programs which may require other methods of financing.

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

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2012.  Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Charles and State of Missouri on the 8th day of November, 2012.

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

3.3	Amended and Restated By-Laws of the Registrant previously filed as Exhibit 3.2 to the Form S-1 and incorporated herein by reference.

3.4	Amendment No. 1 to Amended and Restated By-Laws of the Registrant previously filed as Exhibit 3.1 to the Registrant’s Form 8-K filed June 26, 2009 and incorporated herein by reference.

4.1	Form of the Registrant’s Common Stock Certificate previously filed as Exhibit 4.1 to the Form S-1 and incorporated herein by reference.

31.1	Rule 13a-14(a) Certification of Ronald S. Saks, Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Lawrence E. Dickinson, Vice President, Chief Financial Officer and Secretary.

32.1	Certification of Ronald S. Saks, Chief Executive Officer, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Lawrence E. Dickinson, Vice President, Chief Financial Officer and Secretary, pursuant to Section 906 of Sarbanes- Oxley Act of 2002.

101.ins	Instance Document

101.sch	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document

101.lab	XBRL Taxonomy Extension Label Linkbase Document

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document