Form 10-K
period 2012-12-31
LMI AEROSPACE INC
filed 2013-03-15
CIK 1059562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number                                              000-24293

LMI AEROSPACE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Missouri	43-1309065
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

411 Fountain Lakes Blvd.,
St. Charles, Missouri	63301
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code    (636) 946-6525

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

Common stock, $0.02 par value per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes                    ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes                    ☑ No

Note —Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes                   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☑ Yes                   ☐ No

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

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes                   ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2012, was $164,395,786.

There were 12,758,400 shares of common stock outstanding as of March 5, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference portions of the Proxy Statement for the Registrant’s 2013 Annual Meeting.

Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements.  LMI Aerospace, Inc. (“LMI Aerospace”, “we” or the “Company”) makes forward-looking statements in this Annual Report on Form 10-K (“Report”) and in the public documents that are incorporated herein by reference, which represent the Company’s expectations or beliefs about future events and financial performance.  These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events or results.  Such statements are subject to known and unknown risks, uncertainties and assumptions, including those referred to under “Item 1A.  Risk Factors” in this Report and otherwise described in the Company’s periodic filings and current reports filed with the Securities and Exchange Commission (the “SEC”).

All predictions as to future results contain a measure of uncertainty and, accordingly, actual results could differ.  Among the factors that could cause actual results to differ from those contemplated, projected or implied by the forward-looking statements (the order of which does not necessarily reflect their relative significance) are:

●
difficulties with the implementation of the Company’s growth strategy, such as integration problems with respect to Valent Aerostructures, LLC (“Valent”), the Company’s newly-acquired subsidiary, and other future acquisition targets, and unanticipated costs relating to the Company’s manufacture of new parts for its current customers and new customers;

●	the Company’s ability to comply with its new debt covenants and the increased leverage the Company incurred in connection with its acquisition of Valent;

●	performing effectively in the face of record high production rates, including integrating new people, equipment, and processes;

●	the Company’s ability to accurately estimate its costs under fixed-price contracts including contracts for design-build programs;

●
competitive pressures, such as pricing, relating to low-cost foreign labor, industry participation commitments made by the Company’s customers to foreign governments, and customers requiring discounts to achieve program extensions;

●	changes in the quality, costs and availability of the Company’s raw materials, principally aluminum;

●	the Company’s ability to stay current with technological changes, such as the development of alternative aerospace materials and new engineering software;

●	governmental funding for certain military programs that utilize the Company’s products;

●	the effect of terrorism and other factors that adversely affect the commercial travel industry;

●	a reduction in the number of suppliers and increases in competition resulting from consolidation within the aerospace industry;

●	supply chain performance and support;

●	inability to deliver new products timely and within quality specifications;

●	asserted and unasserted claims, and in particular, the Company’s ability to successfully negotiate claims relating to cost over-runs of work performed on certain customer contracts;

●	general economic conditions, particularly with respect to the availability of, terms of and access to credit and debt instruments;

●	access to and retention of qualified workers and management;

●	environmental matters;

●	changes in accounting principles or new accounting standards;

●	compliance with laws and regulations; and

●	the political environment in Mexico, where the Company has manufacturing operations.

In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.  Accordingly, investors are cautioned not to place undue reliance on the forward-looking statements.  Except as required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  Investors should, however, review additional disclosures made by the Company from time to time in its periodic filings with the SEC.

This Report and the documents incorporated herein by reference should be read completely and with the understanding that the Company’s actual future results may be materially different from what the Company expects.  All forward-looking statements made by the Company in this Report and in the Company’s other filings with the SEC are qualified by these cautionary statements.

PART I

ITEM 1.	BUSINESS

General Overview

LMI Aerospace is a leading supplier of structural assemblies, kits and components, and design engineering services to the aerospace and defense markets.  The Company is comprised of talented and dedicated people committed to providing outstanding service to our customers.  We provide a broad array of manufacturing capabilities, as well as engineering and value-added services to the large commercial, corporate and regional, and military aircraft markets.  We also provide prototyping, testing and design capabilities to customers in support of new product development and in-service aircraft.  LMI Aerospace is a preferred supplier to aircraft original equipment manufacturers (“OEMs”) and Tier 1 aerospace suppliers.  In addition to aerospace products, we produce components and assemblies for laser equipment used by semiconductor equipment manufacturers, ProWall™ engineered reusable containers for commercial, industrial and military applications, and electronic and electrical wire harnesses, cable assemblies, and mechanical sub-assemblies for the air and rail traffic control, medical equipment, telecommunications, and heavy equipment industries.

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

In July 2007, we acquired San Diego, California-based D3 Technologies, Inc. (“D3”), a premier design and engineering services firm.  D3 performs structural design and analysis work for manufacturers of commercial, corporate and regional, and military aircraft and provides the engineering expertise required to support design-build programs internal to LMI Aerospace.  D3’s engineers have worked on a range of design and analysis projects, including airframe, electro/mechanical and hydraulic/pneumatic systems, and have expertise in mechanical, structural and system design; stress and finite element analysis; tool design and engineering; computer numerical control (“CNC”) programming; logistics and program support; and avionics software and hardware development.

In January 2009, we acquired Everett, Washington-based Integrated Technologies, Inc. (“Intec”), a provider of advanced materials testing, manufacturing and design services to the aerospace, defense and transportation industries.  Intec’s primary business is designed to support composite testing, manufacturing and research by analyzing new and existing materials, including organic matrix composites, ceramics, metal matrix composites and metal.  The acquisition of Intec, together with other initiatives, has provided composite assembly and component production capabilities, allowing LMI Aerospace to broaden its customer offerings and to transition to the production of non-metallic products.

In August 2012, we acquired Kirkland, Washington-based TASS Inc. (“TASS”), a premier after-market engineering and support services firm. TASS delivers high-end engineering solutions to aircraft manufacturers, airlines, Maintenance, Repair and Overhaul (“MRO”) services companies and leasing companies worldwide.  We believe the acquisition of TASS, whose expertise lies in engineering for aircraft repairs and modifications and providing airline fleet management services, will provide us with a global presence in the rapidly growing after-market engineering arena and build on our long and successful history with Boeing products.  TASS also provides the Company with the ability to internally source product support for parts manufactured by the Company to the global airline fleet.  See Note 2 of the Notes to Consolidated Financial Statements in Item 8 below.

In December 2012, we acquired Kansas City, Missouri-based Valent, a provider of complex, structural components, major sub-assemblies and machined parts for OEMs and Tier 1 airframe manufacturers in the aerospace and defense industries.  Valent provides significant content for several major commercial, business jet and military platforms including the Boeing 737, 747-8, 777, 787, V-22, F-15, F-18 and Gulfstream G650.  We believe the acquisition will position LMI Aerospace as an industry leading aerostructure supplier with significant scale.  The resulting increased scale, complementary product offerings and enhanced project management capabilities of Valent are expected to drive further growth from existing platforms by offering our customers more diversified product and service offerings, deeper customer relationships and greater leverage of our extensive manufacturing and supply chain network.  In addition, we believe Valent’s assembly and complex precision machining capabilities will allow the Company to compete for larger and more complex assemblies and design-build projects.  See Note 2 of the Notes to Consolidated Financial Statements in Item 8 below.

Our Strategy

Our current strategy focuses on organic growth of all of our businesses coupled with the integration of our new capabilities and processes from our recent acquisitions.  We expect the additional high speed and hard metal machining expertise, deepened program management skills and after market support services from TASS and Valent will further expand our product offerings and will allow us to pursue additional complex assembly and design-build opportunities to capitalize on our strengths.

We believe that OEMs and Tier 1 aerospace suppliers will continue to outsource the design and manufacturing of components, assemblies and sub-systems to fewer preferred suppliers who are capable of meeting increasing market demands for on-time delivery and quality in a cost effective manner.  Accordingly, we continue to focus on remaining well positioned to benefit from these trends by:

●	Building critical mass and enhanced capabilities to win larger and more complex assembly and design-build projects as a trusted and aligned supplier to our customers.

●	Making project management the cornerstone of our competitive advantage.

●	Providing unique integrated solutions to our aerospace customers through creative and value driven design and build processes throughout the product lifecycle.

●
Achieving organic growth by executing our long-term business development strategy so that the engineering and fabrication segments continue to grow their expertise and sales while supporting a growing design-build operation.

●	Investing in additional capacity to accommodate customer growth.

●	Striving for more balance within our various markets, customers and platforms.

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

●	Enhancing those business processes necessary to effectively execute design-build projects.

●	Preparing for a future enterprise resource planning system installation.

●	Improving information and facility security, with emphasis on export control requirements.

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

Financial Information About Our Business Segments

Financial information with respect to our business segments, including revenues and operating earnings is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below, and in Note 17 of the Notes to Consolidated Financial Statements in Item 8 below.

Description of Business by Segment

We operate in two business segments consisting of our Aerostructures segment and our Engineering Services segment.  Our Aerostructures segment fabricates, machines, finishes, integrates, assembles and kits machined and formed close tolerance aluminum, specialty alloy and composite components and higher level assemblies for use by the aerospace and defense industries.  We also offer our customers value-added services related to the design, production, assembly and distribution of aerospace components and deliver kits of products directly to customer points of use.  We believe these value-added services strengthen our position as a preferred supplier by improving overall production efficiencies and value for our customers.  With the acquisition of Valent, the Aerostructures segment broadens its capabilities in high speed machining, complex assemblies, processing and major program management.

Our Engineering Services segment provides a complete range of design, engineering and program management services, supporting aircraft product lifecycles from conceptual design, analysis and certification through production support, fleet support, and service life extensions via a complete turnkey engineering solution to leading OEMs and Tier 1 aerospace suppliers.  Our team of engineers has extensive experience across multiple disciplines, enabling us to creatively address the needs of our customers throughout the life-cycle of our customers’ programs.  We have the ability to work with OEM customers to launch new programs by assisting with preliminary and conceptual design, certification planning support, risk mitigation and producibility trade studies, and the development of high level program schedules and resource planning.  Working with our customers in the early stages better positions us to provide tooling design support in the fabrication stage as well as modifications and upgrades throughout the platform’s life-cycle.

Our Aerostructures and Engineering Services segments have combined their experience and expertise to form an integrated team that can provide customers with fully integrated, seamless, innovative and strategic design-build solutions.  Design-build projects require close collaboration from conception through production.  Our consolidated team is committed to a high level of customer service and works together to ensure each project progresses smoothly through the design-to-production process.

Additional Information

We are a Missouri corporation.  Our principal executive offices are located at 411 Fountain Lakes Blvd., St. Charles, Missouri  63301.  Our Internet address is www.lmiaerospace.com.  Interested readers can access our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These documents may be accessed free of charge on our corporate website at the following address: http://ir.lmiaerospace.com/sec.cfm.  These documents are also available after filing with the SEC and may be found, through the SEC website at www.sec.gov.  Such reports are generally available on the day they are filed.  Additionally, we will furnish interested readers a paper copy of such reports, upon request, free of charge.  Information contained on or accessible through our corporate website or the SEC’s website is not part of this Report.

Interested readers can access our Code of Business Conduct and Ethics, our Corporate Governance Principles and the charters of the following committees of our Board of Directors: the Audit Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee, free of charge on our corporate website at the following address: http://ir.lmiaerospace.com/governance.cfm.

Customers and Products & Services

Customers

Our principal customers are primarily leading OEMs and Tier 1 suppliers in the large commercial, corporate and regional, and military aircraft markets of the aerospace industry.  For the year ended December 31, 2012, direct sales to our six largest customers in terms of revenue (The Boeing Company, Gulfstream Aerospace Corporation, Spirit AeroSystems (“Spirit”), Bombardier, Triumph Group, and Sikorsky Aircraft Corporation) accounted for a total of approximately 77% of our sales.  Spirit is Valent’s largest customer so concentrations to this customer are expected to increase in 2013. The loss of, or substantial reduction of orders from, any of these customers could materially affect our sales and profitability.  See “Item 1A.  Risk Factors – Risks Related to Our Company – Sales to a limited number of customers represent a significant portion of our revenues and our long-term agreements with these customers are generally terminable upon written notice ” and Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Year ended December 31, 2012 compared to year ended December 31, 2011– Aerostructures Segment in Item 7 below and Note 16 of the Notes to Consolidated Financial Statements in Item 8 below.

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

Products & Services

Our Aerostructures segment manufactures more than 40,000 products for integration into a variety of aircraft platforms manufactured by leading OEMs and Tier 1 aerospace suppliers.  We are the sole-source provider, under long-term agreements, of many of the products that we manufacture.  Substantially all of our components and assemblies are based on designs and specifications prepared and furnished by our customers.  The primary aerospace products we manufacture and the platforms into which they are integrated, include:

Product & Services	Models
Aerostructures Segment

Leading edge assemblies, wing slats and flap skins/components, ailerons
Gulfstream Aerospace Corporation: G-280, G-450, G-550, G-650
The Boeing Company: 737, 777, 787
Bombardier, Inc.: Learjet 45 & 60, Challenger 604/605, Dash 8, CRJ200/700/900/1000, Global Express
Spirit AeroSystems: Gulfstream G-280, G-650
Embraer: KC-390

Winglet leading edges and modification kits	Aviation Partners Boeing: 737, 757, 767 FACC AG: Boeing 737, 757

Fuselage and wing skin	Gulfstream Aerospace Corporation: G-450, G-550, G-650 The Boeing Company: 737, 747, 767, 777, 787 Bombardier, Inc.: Learjet 45 & 60, Dash-8, CRJ200/700/900

Helicopter cabin and aft section components and assemblies	Sikorsky Aircraft: UH-60 Black Hawk, MH-60 Seahawk Triumph Group: UH-60 Black Hawk, MH-60 Seahawk

Wing panels	The Boeing Company: 747 Bombardier, Inc.: CRJ 200/700/900

Tail cone assemblies	Mitsubishi Aircraft Corporation (“MITAC”): Mitsubishi Regional Jet (“MRJ”)

Thrust reversers and engine nacelles/cowlings	Gulfstream Aerospace Corporation: G-450, G-650 Boeing Commercial: 737, 747, 777 Boeing Defense: B-52 Buffalo

Door components, assemblies and floor beams	Gulfstream Aerospace Corporation: G-450 The Boeing Company: 737, 747 Bombardier, Inc.: Challenger 604

Cockpit window frames and landing light lens assemblies	Gulfstream Aerospace Corporation: G-650 The Boeing Company: 737, 747, 767, 777, MD-80, KC-10 Bombardier, Inc.: Learjet 45 & 60, Challenger 300

Cockpit crew floor and bulkhead structure assemblies	Spirit Aerosystems: Boeing 737

Wheel well assemblies	The Boeing Company: 737 Spirit Aerosystems: Boeing 737

Detail interior components	Gulfstream Aerospace Corporation: G-450, G-550 The Boeing Company: 737, 747, 767, 777

Structural sheet metal, machined, milled and extruded components
Gulfstream Aerospace Corporation: G-450, G-550, G-650
Triumph Aerostructures – Vought Aircraft Division: Boeing 737, 747, 767, 777,  Gulfstream G-450, G-550
Boeing Commercial: 737, 747, 767, 777
Boeing Defense: F-15 Eagle, F/A-18 Hornet, C-17 Globemaster
Bombardier, Inc.: CRJ 200/700/900
Spirit AeroSystems: Boeing 737, 777, 787

Housings and assemblies for gun turrets	The Boeing Company: AH-64 Apache Alliant Techsystems, Inc .: AH-64 Apache

Auxiliary power unit components	Gulfstream Aerospace Corporation: G-550 The Boeing Company: V-22 Osprey

Electronic rack assembly	Spirit Aerosystems: Boeing 787

Fans, heat exchangers and various assemblies	Cymer, Inc.: ELS 7000, ELS 6010, XLA 100

ProWall™ engineered containers	California Industrial Facilities, Inc., Atlas Van Lines, United Van Lines

Assemblies and components for rail yard switching equipment	General Electric

Our Engineering Services segment provides a complete range of engineering design, analysis, repair, certification and program management services for the aerospace industry.  The following table describes some of the engineering services we provide as well as the platforms into which they are integrated:

Engineering Services Segment	Models

Structural design and analysis

Wing/wingbox, fixed and moveable leading edges/trailing edges, fuselage, empennage, tail cone design
Boeing Commercial : 777, 747-8, 787-8/-9
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

Tool design and fabrication
Boeing Commercial: 777, 747-8, 787
Boeing Defense: MMA
Spirit AeroSystems: Boeing 747-8
Triumph Aerostructures - Vought Aircraft Division:   Boeing 787, 747-8, C-17, Northrop Grumman Global Hawk
AMRO Fabrication Corporation: Boeing 787-9

Manufacturing engineering	DCR/Lockheed: JSF

After-market engineering and support services	Boeing Commercial and other airlines

Aviation training system	Northrop Grumman: C-2A Greyhound, E-2C Hawkeye, E-2D Advanced Hawkeye

Aviation maintenance engineering
USS Nimitz (CVN-68), USS Abraham Lincoln (CVN-72),  USS George Washington (CVN-73), USS John C Stennis (CVN-74), USS Carl Vinson (CVN-70)
Naval Air Station: Lemoore, CA, Oceana, VA, Atsugi, Japan, Coronado, CA, Norfolk, VA, Jacksonville, FL
Marine Corps Air Station: Cherry Point, NC, Beaufort, SC, Iwakuni, Japan, Miramar, CA

Aviation system software engineering
Northrop Grumman: Fire Scout, Sea Scout
Sikorsky Aircraft: SH-60 Sea Hawk, HH-60 Jay Hawk,  MH-60 Black Hawk
Space and Naval Warfare Systems Center (Pacific)
Naval Air Station: Key West, FL, Jacksonville, FL

Manufacturing Process

Fabrication

We deliver a broad range of fabrication capabilities ranging from a single-piece component to complex, multiple-quantity orders.  Our abilities include coordinate measuring machine inspection, laser scribe, tooling and engineering.  We can bend, stretch, draw, stamp, punch and cut a myriad of materials, including aluminum alloys, stainless steel, titanium and other metals and non-metallic materials.  We organize our manufacturing facilities by value streams for a particular manufacturing process.  Depending on the component, we utilize either a forming process or a machining process.  Each value stream is staffed by a team of operators who are supported by a supervisor, lead operators and quality inspectors.  Throughout each stage of the manufacturing and finishing processes, we collect, maintain and evaluate data, including customer design inputs, process scheduling, material inventory, labor, inspection results and completion and delivery dates.  Our information systems employ this data to provide accurate pricing and scheduling information to our customers as well as to establish production standards used to measure internal performance.

We use several different processes in manufacturing components, including:

●	fluid cell press;
●	sheet metal and extrusion stretch;
●	skin stretch;
●	stretch draw;
●	hot joggle;
●	machining and turning;
●	CNC brake forming and turret punch; and
●	roll forming.

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

Machining

Our machining capabilities include high speed mills, routers, lathes and water jets.  We operate over 100 CNC machines with RPM’s up to 33,000 and component sizes up to 235 inches.  The machining centers employ over 30 CNC programmers with proficiency in Catia, Unigraphics, Mastercam and Vericut.  We produce components using close-tolerance machining methods.  These methods involve the machining of various metals, such as stainless steel, aluminum, monel, inconnel, Kevlar, titanium and numerous varieties of steel.  We have the capability of machining aluminum and steel in both heat-treated and non-heat-treated conditions.

We machine parts through conventional and CNC machining methods from raw material and forgings.  In addition, complex machining of parts is accomplished through the use of engineered tools or programs to produce intricate and close tolerances with very restrictive finish requirements.  Each machining facility is also set up to complete turnkey research and development projects to better support customers’ engineering changes.

Value-Added Services

In addition to products, we offer various value-added services that are intended to result in both cost and time savings.  These services include:

●	finishing;
●	assembly;
●	kitting;
●	distribution;
●	composite testing services;
●	integrated testing services;
●	engineered tool design, fabrication and repair; and
●	prototyping and manufacturing producibility design.

Finishing

Our finishing plants are located in Tulsa, Oklahoma, Cuba, Missouri, and Mexicali, Mexico and offer chemical milling, processing, painting and polishing of components.  We deliver finished products that meet or exceed standards of our commercial, corporate and regional, and military aircraft customers.  We have received quality approvals from most major aircraft manufacturers in the United States and Canada.

Assembly

We are an industry leader in the assembly of detail components into large sub-assemblies or finished-assemblies.  We apply this critical manufacturing step to a range of products in the commercial and corporate and regional aircraft markets, as well as military aircraft, for both fixed-wing and rotor craft.  The parts for assembly come from supply chain and LMI Aerospace’s fabrication and machining facilities.  The assembled product goes direct to the customer. Customers who receive our assemblies include: The Boeing Company, Spirit AeroSystems, Sikorsky Aircraft Corporation, Gulfstream Aerospace Corporation, and Triumph Group.

Kitting

In support of our customers’ lean and best practice initiatives, we offer kitting services to help streamline the flow of components to their assembly lines.  Our facility in Savannah, Georgia is designed to kit manufactured components and deliver to customer points of use in a just-in-time manner.  The location also serves as a warehousing and detail storage facility where finished goods may be stored and kitted to customer specifications upon demand.

Distribution

We deliver value-added services to our customers through our distribution center located in Tulsa, Oklahoma.  This facility is designed with high-density storage systems that support storage and direct shipping of products to our customers’ points of use as well as cut to size programs of raw material for our internal plants.  This warehousing and just-in-time delivery supports and conforms to our customers’ lean manufacturing processes.  Additionally, we own a fleet of paneled trucks that are utilized for transporting product from our machining/fabrication facilities to our processing facilities, to our assembly facilities and then to our customers.

Composite Testing

Our composites testing organization provides material characterization and certification services for both basic materials as well as structural elements.  We utilize an industry leading technical staff to support customers like The Boeing Company, Lockheed Martin Aeronautics Company, Alliant Techsystems Inc., Cytec Industries Inc. and others with U.S. Federal Aviation Administration (“FAA”) certification programs, dynamic testing for full-scale fighter wings, development of material allowables, completion of Quality Assurance testing and other testing services utilizing state-of-the-art National Aerospace and Defense Contractors Accreditation Program (“NADCAP”) accredited (SAE 7101, ISO 17052) facilities.

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

Backlog

As a service provider, our Engineering Services segment does not typically utilize backlog to monitor its operations, other than the fixed price backlog for the MITAC and Embraer design-build projects.  Our Aerostructures segment’s backlog, together with our Engineering Services segment’s fixed price backlog for the MITAC and Embraer design-build projects is displayed in the following table:

	As of December 31, ($ in millions)
	2012	2011
Total	$371.4	$220.8
Portion deliverable within 12 months	$270.9	$159.2

We have included our best estimate of backlog for Valent at December 31, 2012 in our amounts above, based upon open orders as reported by Valent.  There are certain inconsistencies in the systems and policies of the combined entities relating to entering orders received from customers, which is our main measuring tool for backlog.  As we gain more knowledge about these inconsistencies and implement changes to synchronize them, it may result in an adjustment to backlog in future periods.

Our customers often modify purchase orders to accelerate or delay delivery dates.  The level of unfilled orders at any given time during the year will be materially affected by our customers’ purchasing policies, the timing of our receipt of orders and the speed with which those orders are filled.  Moreover, sales during any period may include sales that are not part of the backlog at the end of the prior period.  See “Item 1A.  Risk Factors – Risks Related to Our Company – We may not realize all of the sales expected from our existing backlog.”

Raw Materials and Procurement Practices

We manufacture the majority of our components from aerospace quality aluminum sheet metal, forgings and extrusion.  We also use steel, titanium, inconel, monel and other metals to support the balance of our components.  We purchase the majority of these materials and hardware through a contract we have negotiated with producers of aluminum products as well as some right to buy contracts with certain customers.  These contracts are designed to provide an adequate supply of material at predictable pricing levels.  If supply is not available through these agreements, we use a variety of mills and distributors to support our needs.  We believe that currently there are adequate alternative sources of supply.  For the year ended December 31, 2012, we purchased approximately 66% of the raw materials used in production from four suppliers.

In line with our customers’ demands for more sophisticated and complex products, we have expanded the amount of assembled products we provide.  As a result, we have experienced a greater need to subcontract with capable third party suppliers for strategic components.  To meet this challenge, we established a management procurement process designed to develop strategic relationships with key suppliers and to manage the supply chain to ensure the timely delivery of quality components.  For the year ended December 31, 2012, we purchased approximately 49% of the procured parts used in assembled products from three suppliers.

Quality Assurance and Control

Our Aerospace Quality Systems, which apply to both of our segments, are consistently reviewed and updated to comply with the current requirements of ISO9001, AS9100 and NADCAP special processes quality requirements.  The ongoing review and updating of our processes have allowed our fabrication facilities with third party ISO9001/AS9100 registrations to maintain those certifications for 2013 and beyond.

Our quality systems include the quality review of work order masters and outside purchase orders to ensure that the flow-down of our customer’s requirements is being addressed both internally and externally.  The quality review of the work order master also ensures that the necessary inspection operations are properly located within the work order to verify and control the outcome of the fabrication processes.  We use an ongoing employee training program and lean manufacturing techniques to assist employees in becoming familiar with any changes in our procedures or special customer requirements.  We use an internal auditing program for each of the facilities to ensure that the training is effective and to ensure ongoing compliance with industry and customer required standards.  The internal auditing is provided by a combination of quality engineer/auditors located in some of our facilities and corporate quality engineer/auditors traveling to our individual facilities from our headquarters to perform internal audits.  In addition, we utilize a first part buy-off at each operation during the fabrication and machining processes as well as final inspection of parts to verify their compliance with the customers’ configuration requirements.

As part of our quality systems, we also use the AS9102 Rev A standard and associated forms to perform First Article Inspections.  Our Corporate Quality Group maintains our Approved Supplier List (“ASL”) for all facilities.  This process includes reviewing surveys, performing on-site audits, and constantly monitoring customer ASLs to verify that suppliers are maintaining their customers’ direct approvals.

The deployment of our quality systems and the sharing of best practices is accomplished through a Quality Council composed of management from the Quality Departments across the enterprise.  The process ensures efficient implementation of customer and industry requirements, as well as increased visibility for changes to the quality system, both from internal and external influences.

In addition, our Engineering Services segment conducts monthly management review meetings with the segment’s executive level team, analyzing internal processes and performance to ensure that we meet customer expectations with positive measurable results.  Suppliers of our Engineering Services segment are approved through our supplier rating system and are maintained in our ASL database.  Fabrication suppliers of our Engineering Services segment are reviewed on a continual basis with documented quality performance reviews and quality deliverable reviews.  Certification documentation is reviewed through preliminary design reviews and critical design reviews by our engineering department and is routed through our internal quality design verification group for verification and validation of data.  Engineering Services sites are required to go through a quality assurance internal audit program every year to ensure the effectiveness of our quality management system structure.  Final audit reports are reviewed by the segment’s executive level team, site director, and internal audit team to assess required process improvements.

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

Sales and Marketing

Our Marketing and Business Development ("M&BD") team targets three market sectors: corporate and regional aircraft, large commercial aircraft, and military aircraft.  At each of our facilities, customer service representatives establish and maintain a business relationship between customers and our plants with a focus on customer satisfaction.

Awards of new work for the Aerostructures segment are generally processed by a Request for Quotation (“RFQ”).  Upon receipt, the RFQ is reviewed by a team consisting of M&BD, operations, Advanced Programs, estimating, supply chain, engineering, facility management and other personnel, as required.  A bid decision is made if the team determines that the project fits our strategic goals and is within our manufacturing and supply chain management capabilities, and a Proposal Response is developed.  The majority of new programs are awarded on a competitive bid basis.  If engineering is evolving and the effort spans multiple facilities, a Project Manager and a support team are assigned.  The project team will coordinate customer requirements, schedules and manufacturing approach across the organization.  On selected projects, the Aerostructures Program Management Office (“PMO”) provides performance data and metrics to the Project Manager.  PMO also coordinates with the project team on a regular basis for changes to be communicated with the customer.  There are multiple levels of communication with our customers that include the Executive Management, Program Manager (primarily for on-going efforts), the Project Manager, PMO (for development efforts) and corporate/plant engineering for clarification of requirements and resolution of issues.

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

The M&BD team also serves as the main focal point for sales and marketing activities relating to the Aerostructures, Engineering Services and design-build programs, working in conjunction with the Program Managers, the Director of Advanced Programs, and other Company personnel to ensure seamless customer service and integrated responses to customer inquiries.  This team’s main areas of responsibility include establishing and maintaining ongoing business relationships with our customer base, identifying new customer opportunities and managing responses to all proposal activity.

The Aerostructures General Managers, Directors of Engineering Operations, members of the PMO and the organizations they oversee directly engage with existing customers and programs.  All internal organizations work together to maintain and expand new and existing customer relationships.

Competition

Our competitors in the aerospace industry consist of a large, fragmented group of companies, including certain business units or affiliates of our customers.  However, we are unaware of any single company in the aerospace industry that competes in all of our business lines.  We believe competition within the aerospace industry will increase substantially as a result of industry consolidation, trends favoring greater outsourcing of assemblies, components and design engineering, the reduction of the number of preferred suppliers and increased capabilities of foreign sources.  In all of our industries, some of our competitors, including business units affiliated with our customers, have financial, production and other resources that are substantially greater than ours.

We believe participants in the aerospace industry compete primarily with respect to delivery, price and quality.  We also believe that foreign aerospace manufacturers and engineering service providers are becoming an increasing source of competition, due largely to foreign manufacturers’  and engineering service providers access to low-cost labor.  Within the aerospace industry, the prevalence of industry participation commitments, pursuant to which domestic OEMs agree to award production work to foreign manufacturers in order to obtain orders for aircraft from airlines in that country, is also driving this trend.  See “Item 1A.  Risk Factors – Risks Related to Our Industry – We may not be able to maintain or improve our competitive position because of the intense competition in the markets we serve .”

Governmental Regulations and Environmental Compliance

Our operations are subject to extensive and frequently changing federal, state and local laws and substantial regulation by government agencies, including the U.S. Environmental Protection Agency (“EPA”), the U.S. Occupational Safety and Health Administration (“OSHA”), the FAA and the U.S. Department of Defense.  Among other matters, these agencies impose requirements that:

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

Furthermore, we are subject to U.S. Export Regulations, including but not limited to the Arms Export Control Act (“AECA”) and the associated International Traffic in Arms Regulations (“ITAR”), as well as other federal regulations promulgated by various departments within the U.S. government, including the Foreign Corrupt Practices Act (FCPA).  See “Item 1A - Risk Factors – Risks Related to Our Industry – Compliance with and changes in environmental, health and safety laws and other laws that regulate the operation of our business and industry standards could increase the cost of production and expose us to regulatory claims.”

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

Employees

As of December 31, 2012, we had approximately 2,420 full-time employees, of whom approximately 20 served in executive positions, 460 were engineers and engineering-related personnel, 240 served in administrative positions and 1,700 were engaged in manufacturing operations.  None of our employees are subject to a collective bargaining agreement, and we have not experienced any material business interruption as a result of labor disputes since our inception.  We believe that we have an excellent relationship with our employees.

We strive to continuously train and educate our employees, which enhances the skill and flexibility of our work force. Through the use of internally developed programs and our tuition reimbursement programs, we seek to attract, develop and retain the personnel necessary to achieve our growth and profitability objectives.  Our internally developed programs include formal classroom, on-the-job, hands-on training, and lean manufacturing training developed jointly with external resources.

Seasonality

We do not generally experience any seasonality in the demand for our products.

Foreign Operations

The Company has a manufacturing facility in Mexico and small engineering offices in England and Australia.  The Company did not have any sales to a foreign country greater than 10% of its total sales in 2012, 2011 or 2010.  The amounts of profitability and identifiable assets attributable to foreign sales activity were not material when compared with revenue, profitability and identifiable assets attributed to United States domestic operations during 2012, 2011 or 2010.  The Company is not subject to any significant foreign currency risks since significantly all sales are made in United States dollars.  See “Item 1A - Risk Factors – Risks Related to Our Company – Risks associated with foreign operations could adversely impact the Company.”

ITEM 1A.	RISK FACTORS

You should carefully consider the following risks and other information contained in or incorporated by reference in this Report when evaluating our business and financial condition.  These risks may adversely affect our business, financial condition and operating results.

Risks Related to Our Company

Our future success will depend, to a significant extent, on our ability to engineer and produce new and more sophisticated products to meet the needs of our customers.

We believe that the commercial aircraft, military and other markets in which we operate are changing toward more sophisticated manufacturing and system-integration techniques and capabilities using composite as well as metallic materials.  Accordingly, our future success depends to a significant extent on our ability to acquire and/or develop and execute such sophisticated techniques and capabilities to meet the needs of our customers and to bring those products to market quickly and at cost-effective prices.  If we are unable to acquire and/or develop and execute such techniques and capabilities, we may experience an adverse effect to our business, financial condition or results of operation.

Our long-term success and growth strategy depend on our senior management and our ability to attract and retain qualified personnel.

We have written employment agreements with certain of our senior management that expire on January 1, 2014 thru January 1, 2016.  We also maintain key man life insurance policies on the lives of certain members of senior management.  The loss of service of one or more of our senior management personnel, however, could result in a loss of leadership and an inability to successfully pursue our long-term growth strategy.

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

For the year ended December 31, 2012, 77% of our aggregate sales were dependent upon relationships with six major customers: The Boeing Company, Gulfstream Aerospace Corporation, Spirit AeroSystems, Bombardier, Inc., Triumph Group and Sikorsky Aircraft Corporation. Spirit is Valent’s largest customer and is expected to contribute approximately 30% of Valent’s 2013 revenues. Although a majority of our sales, including sales to these customers, are made pursuant to long-term agreements, these agreements are generally terminable upon written notice by the customer and typically do not require the customer to purchase any specific quantity of products.  As a result, our sales under these agreements may not continue for the full term of the agreements or be consistent with historical sales levels.  Additionally, the loss of any one of these customers, or a significant reduction in the amount of orders received from any one of these customers, could cause a significant decrease in our net sales and profitability.  We anticipate that a small number of large customers will continue to represent a significant portion of our sales for the foreseeable future.  See “Item 1. Business – Customers and Products & Services – Customers.”

Recent failures by OEMs to successfully outsource non-core capabilities and services on new platforms may cause our customers to reevaluate outsourcing strategies resulting in fewer design projects, design-build projects, machined and fabricated components and assemblies being outsourced.

The credit agreement governing our new senior secured credit facilities contains financial covenants that require us to maintain certain financial metrics and ratios and restrictive covenants that limit our flexibility. A breach of those covenants may cause us to be in default under the facility, and our lenders could foreclose on our assets.

The credit agreement for our revolving credit facility and term loan requires us to maintain a certain leverage ratio and interest coverage on a quarterly basis.  A failure to maintain current revenue levels or an inability to control costs could negatively impact our ability to meet these financial covenants and, if we breach such covenants or any of the restrictive covenants described below, the lenders could either refuse to lend funds to us or accelerate the repayment of any outstanding borrowings under the credit facilities.  We might not have sufficient assets to repay such indebtedness upon a default.  If we are unable to repay the indebtedness, the lenders could initiate a bankruptcy proceeding against us or collection proceedings with respect to our assets, all of which secure our indebtedness under the credit facilities.

The credit agreement also contains certain restrictive covenants that limit and in some circumstances prohibit, our ability to, among other things, incur additional debt, sell, lease or transfer our assets, pay dividends, make investments, guarantee debt or obligations, create liens, enter into transactions with our affiliates and enter into certain merger, consolidation or other reorganization transactions.  These agreements also require mandatory prepayments of excess cash at certain leverage levels.  These restrictions could limit our ability to obtain future financing, make acquisitions or needed capital expenditures, withstand the current or future downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise, any of which could place us at a competitive disadvantage relative to our competitors that have less debt and are not subject to such restrictions.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control.  We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness.  We may not be able to affect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations.  The credit agreement governing our senior secured credit facilities restricts our ability to dispose of assets and use the proceeds from any such dispositions.  We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

A downgrade, suspension or withdrawal, if any, of the rating assigned by a rating agency to our company or our new senior secured credit facilities could adversely affect the price of our common stock.

Our new senior secured credit facilities have been rated by nationally recognized statistical rating agencies and may in the future be rated by additional rating agencies.  We also have corporate ratings assigned by rating agencies.  We cannot assure you that any rating assigned will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in that rating agency's judgment, circumstances relating to the basis of the rating, such as adverse changes in our business, so warrant.  Any downgrade, suspension or withdrawal of a rating by a rating agency could adversely affect the price of our common stock.

Risks associated with acquisitions, including our completed TASS and Valent acquisitions, could result in increased costs and production inefficiencies.

Following our completed TASS and Valent acquisitions during 2012, a key element of our growth strategy continues to be expansion of our business through the acquisition of complementary businesses involved in the aerospace industry and strategic acquisitions that will provide us with access to new industries, product lines and technology.  Our ability to successfully expand by acquisition is dependent upon, and may be limited by, the availability of suitable acquisition candidates, our capital resources and the availability of credit. We face additional risks with the acquisitions we have consummated, such as TASS and Valent, which risks include:

●	difficulties in assimilating the operations and personnel of TASS, Valent and other companies we may acquire;

●	unanticipated performance issues, such as loss of key customers;

●	difficulties associated with implementing and integrating new product lines and meeting new tolerance requirements;

●	difficulties in accurately pricing new products;

●	failure to realize potential cost savings or other financial and strategic benefits;

●	incurrence of substantial unanticipated integration and other costs;

●	potential loss of key employees of TASS, Valent and other companies we may acquire;

●	incurrence of substantial, additional indebtedness in funding such acquisitions and cost of such indebtedness;

●	significant strain on our managerial, financial and other resources; and

●	potential goodwill and intangible asset impairment.

Furthermore, although we investigate the business operations and assets of entities that we acquire, there may be liabilities that we fail or are unable to discover and for which we, as a successor owner or operator, may be liable.  Also, the necessity of integrating our internal controls over financial reporting with businesses acquired by us in order to meet the requirements of Section 404 of the Sarbanes - Oxley Act of 2002 may add additional cost and expense to acquisitions and expose us to the risk that we may not be successful in integrating our internal controls over financial reporting with that of the acquired business or company on a timely basis.  Management is currently in the process of assessing the internal controls of Valent.

Our long-term growth strategy depends on our ability to maintain a robust and effective supply-chain management system.

As we pursue our long-term growth strategy, we will be providing to our customers increasingly sophisticated components, assemblies and value-added services and design-build programs.  In addition, many OEMs are moving toward developing strategic partnerships with their larger suppliers, which are providing design, purchasing, warehousing and assembly services.  The increased complexity of our products, the expected increased outsourcing of non-core activities and the value-added services we are providing to our customers require us to maintain and manage an effective supply chain to assure timely delivery to us of quality components needed to meet our delivery schedules, which may become more difficult if our customers’ production increases.  Failure to continue to develop this capability and to procure from our suppliers quality components on a timely basis could decrease customer satisfaction, significant costs related to product recalls or charges for rework and thus our competitiveness, and could also result in lost revenue due to contractual penalties or lost sales.

We may experience cost over-runs related to orders for new products and changes to existing products, and we may be unable to recoup the resulting increased costs.

We generally sell our design-build projects, components, kits and assemblies under multi-year firm agreements on a fixed-price basis, regardless of our production costs.  As a result, factors such as engineering changes inaccurate pricing, manufacturing inefficiencies, start-up costs and increases in the cost of labor, materials or overhead may result in cost over-runs and losses on those agreements.  We may not succeed in obtaining the agreement of a customer to re-price a particular product, and we may not be able to recoup previous losses resulting from such issues as incomplete or inaccurate engineering data or out-of-tolerance tooling.

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

The Company’s customers have increased, and are expected to increase in the future, their expectations with respect to the on-time delivery and quality of the Company’s products.  Further, announced delivery rate increases over the next few years could put additional strain on the Company’s quality and delivery performance which would require additional expenditures.  In some cases, the Company does not presently satisfy these customer expectations.  If the Company fails to meet the quality or delivery expectations of its customers, this failure could result in significant penalties, liquidated damages, recalls and costs to repair products not meeting our customer requirements.  The loss of one or more significant customers of the Company could be damaging considering 77% of our aggregate sales for the most recently-ended fiscal year are dependent upon relationships with six major customers.

Demand for our defense-related products depends upon government spending.

A material portion of our sales (26% in the year ended December 31, 2012) is derived from the military market.  The military market is largely dependent upon government budgets, particularly the U.S. defense budget.  The funding of government programs is subject to Congressional appropriation and the possibility of sequestration.  Although multi-year contracts may be authorized in connection with major procurements, the U.S. Congress generally appropriates funds on a fiscal year basis even though a program may be expected to continue for several years.  Consequently, programs, including those that require our components, may be only partially funded or may never enter full-scale production as expected.  As a result, future U.S. defense spending may not be allocated to programs that would benefit our business or at levels that we had anticipated.  A decrease in levels of defense spending or the government’s termination of, or failure to fully fund, one or more of the contracts for the programs in which we participate would adversely impact our revenues and cash flow.

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

As of December 31, 2012, we had approximately $371.4 million of order backlog, of which $365.8 million was related to our Aerostructures segment.  As a service provider, our Engineering Services segment does not typically utilize backlog to monitor its operations, other than the fixed price backlog for the MITAC and Embraer design-build projects.  We consider backlog to be firm customer orders for future delivery.  From time to time, our OEM customers provide projections of components and assemblies that they anticipate purchasing in the future under new and existing programs.  These projections are not included in our backlog unless we have received a firm purchase order or order commitment from our customers.  Our customers may have the right, under certain circumstances and with certain penalties or consequences, to terminate, reduce or defer firm orders that we have in backlog.  If our customers terminate, reduce or defer firm orders, we may be protected from certain costs and losses, but our sales will nevertheless be adversely affected.

Given the nature of our industry and customers, there is always a risk that orders may be cancelled or rescheduled due to fluctuations in our customers’ business needs, purchasing budgets or inventory management practices.  Moreover, our realization of sales from new and existing programs is inherently subject to a number of important risks and uncertainties, including the possibility that our customers will not launch programs on time, or at all, and the number of units that our customers will actually produce may change or the timing of production may be altered.  Also, until firm orders are committed, our customers generally have the right to discontinue a program, duel source or replace us with another supplier at any time without penalty.  Our failure to realize sales from new and existing programs would adversely impact our net sales, results of operations and cash flow.

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

Many of our manufacturing processes are dependent on sophisticated equipment used to meet the strict tolerance requirements of our customers.  Because sophisticated equipment generally is not easily repaired or replaced, unexpected failures of this equipment could result in production delays or the manufacturing of defective products. We currently lack redundancy with certain sophisticated equipment which could impact our ability to meet the expectations of our customers with respect to on-time delivery of quality products.  More recently, commercial aerospace rate increases have caused a significant increase in demand for new equipment resulting in longer reorder lead times.  Our failure to acquire new capacity and meet the quality or delivery expectations of our customers could lead to the loss of one or more of our significant customers.

The use by end-users of the product platforms into which our components are integrated could expose us to product liability claims.

We may be exposed to possible claims of personal injury, death, grounding costs, property damage or other liabilities that result from the failure or malfunction of a component or assembly fabricated or designed by us.  We currently have in place policies for products liability and premises insurance, which we believe provide adequate coverage in amounts and on terms that are generally consistent with industry practice.  Nevertheless, to the extent a claim is made against us that is not covered in whole or in part by our current insurance, we may be subject to a material loss.  Moreover, any claims that are covered by our policies would likely cause our premiums to increase, and we might not be able to maintain adequate insurance coverage levels in the future.  Additionally, since we do not carry product recall insurance we could be subject to recall expenses associated with any product failures determined to be our fault.

Risks associated with foreign operations could adversely impact the Company.

The Company operates facilities in Mexico, England, and Australia.  Doing business in foreign countries is subject to various risks, including political instability, local economic conditions, foreign government regulatory requirements, trade tariffs and the potentially limited availability of skilled labor in proximity to the Company’s facilities.  In addition, the Company has been operating its Mexican facility through a shelter arrangement under a contractual agreement with a Mexican company.  If the Company is unable to renew this agreement in future years on terms satisfactory to it, the Company may incur increased labor costs and/or experience a disruption in its operations in Mexico.

Our facilities are located in regions that are affected by natural disasters.

Several of our facilities are located in regions that have a higher than average risk of earthquake and tornado activity and one of our facilities has experienced damage due to floods.  Although we maintain earthquake and flood loss insurance where necessary, an earthquake, flood or other natural disaster could disrupt our business, result in significant recovery costs and cause our productivity and profits to decrease.

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

As of December 31, 2012, our directors and executive officers collectively owned approximately 20% of our common stock.  In addition, in connection with our acquisition of Valent, Charles M. Newell and Henry H. Newell became executive officers effective January 1, 2013.  As a result, these shareholders, acting together, would be able to exert significant influence on all matters requiring approval by our shareholders, including the election of our directors and any merger, sale of assets or other change of control transaction.

We may sell more shares of common stock which could result in dilution and cause the stock price of our common stock to decline.

Our business plan anticipates the need for new capital to support the continued development of our design-build program and other more sophisticated product offerings, either through internal investment or acquisition.  We may raise new capital through debt (including debt securities and/or bank borrowings), the issuance of additional shares of our common stock or the issuance of securities convertible into or exchangeable for shares of our common stock.  Additionally, we may decide to raise capital to pay down some of the new indebtedness we have incurred in connection with our acquisition of Valent.  Should we choose to raise capital by issuing or selling shares of our common stock (or securities convertible into or exchangeable for shares of common stock) for any reason, such issuance will likely have a dilutive effect on the holders of our common stock and/or could have a material negative impact on the market price of our common stock.

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

Access to funding through the capital markets and debt financing are essential to the execution of our business plan and, if we are unable to obtain such access, we could experience a material adverse effect on our business and financial results.

Our ability to invest in our businesses, fund our operations and contractual commitments and make strategic acquisitions requires access to the capital markets, access to term debt and/or sufficient bank credit lines to support short-term borrowings.  If we are unable to continue to access the capital markets and debt financing on terms acceptable to the Company as a result of, for example, disruption or declines in the capital markets and/or a decline in our financial performance, outlook, credit ratings or failure to meet bank covenants could cause us to experience difficulties in successfully executing our long-term growth strategy and/or a material adverse effect on our business and financial results.

Risks Related to Our Industry

We are subject to the cyclical nature of the aerospace industry, and any future downturn in the aerospace industry or general economic conditions could cause our sales and operating income to decrease.

For the year ended December 31, 2012, we derived approximately 97% of our revenue from the sale of services and components for the aerospace industry.  Consequently, our business is directly affected by certain characteristics of and trends in the aerospace industry or general economic conditions that affect our customers, such as:

●	fluctuations in the aerospace industry’s business cycle;

●
new programs in commercial, military, and general aviation have historically experienced significant delays and engineering changes which adversely impact our net sales, results of operations and cash flow;

●	varying fuel and labor costs;

●	intense price competition and regulatory scrutiny;

●	certain trends, including a possible decrease in aviation activity, a decrease in outsourcing by aircraft manufacturers or the failure of projected market growth to materialize or continue;

●	changes in military budgeting, sequestration and procurement for certain military aircraft;

●	sequestration may result in excess capacity potentially putting additional pressure on prices; and

●	military trend toward utilizing more Unmanned Aerial Vehicles, reducing the demand for more traditional military aircraft (e.g. Boeing F-18, General Dynamics F-16 and Lockheed Martin F-35).

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

Our competitors in the aerospace industry consist of a large fragmented group of companies, including certain business units or affiliates of our customers.  We believe that competition within the aerospace industry will increase substantially as a result of industry consolidation, trends favoring greater outsourcing of components and a decrease in the number of preferred suppliers.  We also believe foreign aerospace manufacturers and engineering service providers and foreign divisions of domestic aerospace businesses will become an increasing source of competition, due largely to these businesses’ access to low-cost labor and the increased prevalence of industry participation commitments, pursuant to which domestic OEMs agree to award production work to manufacturers from a foreign country in order to obtain orders from that country.  Some of our competitors have substantially greater financial, production and other resources than we have.  These competitors may have:

●	the ability to adapt more quickly to changes in customer requirements and industry conditions or trends;

●	greater access to capital;

●	stronger relationships with customers and suppliers;

●	greater name recognition; and

●	purchased critical suppliers and make them captive causing delays and potential price increases.

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

Most of our components are manufactured from aluminum products.  From time to time, we, and the aerospace components industry as a whole, have experienced shortages in the availability of aerospace quality aluminum. In addition, we utilize certain materials in the manufacture of our non-aerospace products that, in some cases, may be provided by a limited number of suppliers.  Raw material shortages could limit our ability to meet our production needs and adversely affect our ability to deliver products to our customers on a timely basis.  Also, raw material shortages and capacity constraints at our raw material producers are outside of our control and can cause the price of aluminum to increase.  Any significant shortage or price escalation of raw materials such as aluminum could increase our operating costs, which would likely have an adverse impact on our financial results.  Composite products have a higher percentage of raw material content and thus, are more susceptible to gross margin impacts.  As rate increase on commercial aerospace platforms rise so do the lead times for certain raw material which makes reorder points a critical step in our manufacturing and planning process.  One part missed in the process could result in a delivery being delayed and our ability to meet commitments to our customers and our future financial results.

Compliance with and changes in environmental, health and safety laws and other laws that regulate the operation of our business and industry standards could increase the cost of production and expose us to regulatory claims.

Our operations are subject to extensive and frequently changing federal, state and local laws and substantial regulation by government agencies, including the EPA, OSHA, the FAA and the U.S. Department of Defense.  Among other matters, these agencies impose requirements that:

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

We are also subject to U.S. Export Regulations, including the AECA, associated ITAR and Export Administration Regulations and FCPA.  Failure to comply with such regulations could result in substantial fines, significant time and costs related to training personnel for cause and corrective action, penalties and limit our ability to export certain products.

While we require FAA certifications only to a limited extent, we typically are required to maintain third-party registrations with respect to industry specification standards, such as AS9100 and NADCAP, for our quality systems and processes.  In fact, many individual OEMs and Tier 1 suppliers require certifications or approvals of our work based on third-party registrations in order to engineer and serve the systems and components used in specific aircraft models.  If material OEM certifications or approvals were to be revoked or suspended, OEMs might cease purchasing our products.

Moreover, if in the future new or more stringent governmental regulations are adopted, or industry oversight heightened, such action could result in our incurrence of significant additional costs and have an adverse effect on our financial condition or results of operation.

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

We operate manufacturing plants and other facilities (including office, distribution, engineering and other service facilities) in the United States and Mexico.  We lease 24 of our manufacturing plants and other facilities and own four.  We consider our major operating properties to be in good operating condition and suitable for their current use.  We believe that the productive capacity of our plants and other facilities is generally adequate for current operations; however, we are pursuing several expansion projects of existing facilities in Georgia, California, Oklahoma and Missouri.

Fabrication operates out of seven facilities in the following locations:

Location	Number of Facilities
St. Charles, Missouri	2
Vista, California	1
Wichita, Kansas	1
Auburn, Washington	1
Mexicali, Mexico	1
Everett, Washington	1

Machining operates out of seven facilities in the following locations:

Location	Number of Facilities
Sun Valley, California	1
Irving, Texas	1
Wichita, Kansas	1
Tulsa, Oklahoma	1
Washington, Missouri	1
Fredonia, Kansas	1
St. Louis, Missouri	1

Assembly operates out of three facilities in the following location:

Location	Number of Facilities
St. Charles, Missouri	1
Cottonwood Falls, Kansas	1
Lenexa, Kansas	1

Kitting and Distribution operates out of two facilities in the following locations:

Location	Number of Facilities
Tulsa, Oklahoma	1
Savannah, Georgia	1

Finishing operates out of two facilities in the following locations:

Location	Number of Facilities
Tulsa, Oklahoma	1
Cuba, Missouri	1

Engineering Services operates out of seven facilities in the following locations:

Location	Number of Facilities
San Diego, California	1
Greenville, South Carolina	1
Dallas/Fort Worth, Texas	1
Everett, Washington	1
Kirkland, Washington	1
Stansted, Essex, England	1
Melbourne, Australia	1

ITEM 3.	LEGAL PROCEEDINGS.

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

Market Information

The Company’s common stock is traded on the NASDAQ Global Market under the symbol “LMIA.”  The following table sets forth the range of high and low closing sales prices for the Company’s common stock for the periods indicated during the Company’s past two fiscal years:

Period	High	Low
Fiscal Year 2012
1st quarter	$21.26	$17.26
2nd quarter	19.14	15.10
3rd quarter	20.91	17.14
4th quarter	20.87	17.61
Fiscal Year 2011
1st quarter	20.21	16.06
2nd quarter	24.52	19.15
3rd quarter	24.41	16.88
4th quarter	21.19	15.49

Holders

As of March 5, 2013, there were approximately 128 holders of record of the Company’s common stock.

Dividends

We have not historically declared or paid cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.  Our credit facilities prohibit us from declaring a dividend with respect to our common stock.  We currently intend to retain our earnings, if any, and reinvest them in the development of our business.

Securities Authorized for Issuance under Equity Compensation Plans

On July 7, 2005, our shareholders approved the LMI Aerospace, Inc. 2005 Long-term Incentive Plan (the “Plan”).  The Plan provides for the grant of non-qualified stock options, incentive stock options, shares of restricted stock, restricted stock units, stock appreciation rights, performance awards, and other stock-based awards and cash bonus awards to employees or directors.  Up to 1,200,000 shares of common stock are authorized for issuance under the Plan.  The following table summarizes information about our equity compensation plan as of December 31, 2012.  All outstanding awards relate to the Company’s common stock.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)(1)	(b)	(c)(2)
Equity compensation plans approved by security holders:
2005 Long-Term Incentive Plan	-	-	378,971
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	378,971

(1)	This column excludes 189,828 shares of unvested restricted stock outstanding with an $18.76 per share weighted-average grant date fair market value.
(2)	This column includes securities remaining for issuance as restricted stock.

Issuer Purchases of Equity Securities

The Company made no purchases of its common stock during the year ended December 31, 2012, and the Company does not maintain an active repurchase program.

Performance Graph

Set forth below is a line graph presentation comparing the yearly percentage change in cumulative total shareholder returns since December 31, 2007 on an indexed basis with the Standard & Poors (“S&P”) 500 Index and the S&P Small Cap Aerospace/Defense Index, which is a nationally recognized industry standard index.

The following graph assumes the investment of $100 in LMI Aerospace common stock, the S&P 500 Index and the S&P Small Cap Aerospace/Defense Index as well as the reinvestment of all dividends.  There can be no assurance that the performance of the Company’s common stock will continue into the future with a trend that is the same or similar to the trend depicted in the graph below.

ITEM 6.	SELECTED FINANCIAL DATA .

The selected financial data set forth below for the year ended December 31, 2012, and each of the four preceding fiscal years, should be read in conjunction with “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements, related notes and other financial information included herein.

(Dollar amounts in thousands, except share and per share data)

	2012(1)	2011	2010	2009	2008
Statement of Operations Data:
Net sales	$278,629	$254,040	$223,356	$241,196	$239,462
Cost of sales	210,321	194,390	171,856	188,245	178,347
Gross profit	68,308	59,650	51,500	52,951	61,115
Selling, general & administrative expenses	36,891	34,726	32,435	31,678	33,128
Impairment of goodwill (2)	-	-	-	3,350	2,303
Acquisition expense (3)	5,362	-	-	-	-
Severance and restructuring costs	-	-	-	312	-
Income from operations	26,055	24,924	19,065	17,611	25,684
Other income (expense)
Interest expense	(1,771)	(669)	(696)	(1,623)	(1,815)
Other income (expense), net	356	(730)	58	10	10
Total other expense	(1,415)	(1,399)	(638)	(1,613)	(1,805)
Income before income taxes	24,640	23,525	18,427	15,998	23,879
Provision for income taxes	8,153	7,136	5,496	5,843	8,611
Net income	$16,487	$16,389	$12,931	$10,155	$15,268

Amounts per common share:
Net income - per common share	$1.41	$1.42	$1.13	$0.90	$1.36
Net income - assuming dilution	$1.39	$1.40	$1.11	$0.90	$1.35
Weighted average common shares outstanding	11,701,607	11,559,895	11,420,524	11,305,231	11,198,610
Weighted average dilutive common shares outstanding	11,839,182	11,741,513	11,636,385	11,341,312	11,301,382

Other Financial Data:
Capital expenditures (4)	$19,529	$10,267	$7,151	$3,938	$8,055
Cash provided by operating activities	8,799	16,175	26,845	22,417	8,993
Cash used by investing activities	(235,000)	(9,997)	(7,145)	(13,853)	(5,867)
Cash provided (used) by financing activities	222,680	(257)	(17,784)	(8,562)	(3,179)
Gross profit margin	24.5%	23.5%	23.1%	22.0%	25.5%

Balance Sheet Data:
Cash and cash equivalents	$4,347	$7,868	$1,947	$31	$29
Working capital	113,233	83,988	68,118	71,425	72,299
Total assets	527,964	204,606	179,849	180,217	180,718
Total long-term debt, excluding current portion	255,067	-	28	17,210	25,536
Shareholders' equity	200,954	167,785	149,763	134,493	122,800

(1)	Includes the operating results of TASS subsequent to the acquisition date, August 7, 2012, and the results of Valent subsequent to the acquisition date, December 28, 2012.

(2)
In the fourth quarter of 2009 and 2008, the Company recorded a non-cash charge of $3,350 and $2,303, respectively, within the Aerostructures segment (relating to Tempco Engineering, Inc.) for the impairment of goodwill.  The tests as of the fourth quarter of 2009 and 2008 indicated that the book value of Tempco Engineering, Inc. exceeded the fair value of the business.

(3)	Includes investment banking, accounting, legal, tax and valuation expenses primarily as a direct result of the TASS and Valent acquisitions.

(4)	Includes $746 for a capital lease for equipment in 2012.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a leading supplier of structural assemblies, kits and components and design engineering services to the aerospace and defense markets.  We primarily sell our products and services to the large commercial, corporate and regional, and military aircraft markets.    We believe that OEMs and Tier 1 aerospace companies will continue the trend of selecting their suppliers based upon the breadth of more complex and sophisticated design and manufacturing capabilities and value-added services and the ability of their suppliers to manage large production programs.

We are organized into two reportable segments: the Aerostructures segment and the Engineering Services segment.  Our Aerostructures segment fabricates, machines, finishes, integrates, assembles and kits machined and formed close tolerance aluminum, specialty alloy, composite components and higher level assemblies for use by the aerospace and defense industries.  Our Engineering Services segment provides a complete range of design, engineering and program management services, supporting aircraft product lifecycles from conceptual design, analysis and certification through production support, fleet support, and service life extensions via a complete turnkey engineering solution.

On August 7, 2012, we acquired Kirkland, Washington-based TASS, a premier after-market engineering and support services firm.  TASS is included in the Engineering Services segment and delivers high-end engineering solutions to aircraft manufacturers, airlines, MRO services companies and leasing companies worldwide.  We believe the acquisition of TASS, whose expertise lies in engineering for aircraft repairs and modifications and providing airline fleet management services, will provide us with a global presence in the rapidly growing after-market engineering arena and build on our long and successful history with Boeing products.  TASS also provides the Company with the ability to internally source product support for parts manufactured by the Company to the global airline fleet.

On December 28, 2012, we acquired Kansas City, Missouri-based Valent, a provider of complex, structural components, major sub-assemblies and machined parts for OEMs and Tier 1 airframe manufacturers in the aerospace and defense industries.  Valent is included in the Aerostructures segment and provides significant content for several major commercial, business jet and military platforms including the Boeing 737, 747-8, 777, 787, V-22, F-15, F-18 and Gulfstream G650.  We believe the acquisition will position the Company as an industry leading aerostructure supplier with significant scale.  The resulting increased scale, complementary product offerings and enhanced project management capabilities of the acquisition are expected to drive further growth from existing platforms by offering our customers more diversified product and service offerings, deepened customer relationships and greater leverage of our extensive manufacturing and supply chain network.  In addition, we believe Valent’s assembly and high-end precision machining capabilities will allow the Company to compete for larger and more complex design-build projects.

Results of Operations

The results below include the results of operations of Valent in the Aerostructures segment and TASS in the Engineering Services segment since their acquisition dates.

The following table illustrates our sales percentages to our primary industries and markets over the last three years.

Market	2012	2011	2010
Large commercial aircraft	36.7%	38.4%	39.7%
Corporate and regional aircraft	32.0%	30.8%	29.7%
Military	26.0%	22.0%	23.8%
Other (1)	5.3%	8.8%	6.8%
Total	100.0%	100.0%	100.0%

(1)	Includes technology, testing, commercial consulting services and various other products.

Year ended December 31, 2012 compared to year ended December 31, 2011

The following table provides the comparative data for 2012 and 2011:

	2012
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$175.0	$105.6	$(2.0)	$278.6
Cost of sales	127.1	85.3	(2.1)	210.3
Gross profit	47.9	20.3	0.1	68.3
S, G, & A and other charges	32.4	9.8	-	42.2
Income from operations	$15.5	$10.5	$0.1	$26.1

	2011
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$168.1	$87.5	$(1.6)	$254.0
Cost of sales	123.2	72.9	(1.7)	194.4
Gross profit	44.9	14.6	0.1	59.6
S, G, & A and other charges	26.6	8.1	-	34.7
Income from operations	$18.3	$6.5	$0.1	$24.9

Aerostructures Segment

Net Sales.   Net sales were $175.0 million in 2012, an increase of 4.1% from $168.1 million in 2011.  The following table summarizes the segment’s total sales and the percentage of the segment’s total sales represented by the market served for each of the years ended December 31, 2012 and December 31, 2011, respectively:

Category	2012	% of Total	2011	% of Total
	($ in millions)
Large commercial aircraft	$72.6	41.5%	$65.9	39.2%
Corporate and regional aircraft	57.6	32.9%	53.4	31.8%
Military	35.7	20.4%	36.3	21.6%
Other	9.1	5.2%	12.5	7.4%
Total	$175.0	100.0%	$168.1	100.0%

Large commercial aircraft generated net sales of $72.6 million in 2012 compared to $65.9 million in 2011, an increase of 10.2%.  Sales related to the 747 platform increased $4.7 million to $17.8 million in 2012 from $13.1 million in 2011 as new work statement and production rates increased for this aircraft.  Wing modification kits related to the 737 platform increased $3.7 million to $7.5 million in 2012 from $3.8 million in 2011.  Sales related to the 787 platform increased $1.3 million to $2.8 million in 2012 from $1.5 million in 2011.  The 777 program increased $1.6 million with sales in 2012 of $9.8 million compared to $8.2 million in 2011, due to increases in production rates and additions to the Company’s work statement.  Sales related to the 737, excluding wing modification programs, were the same for both years at $23.0 million.  The increases have been partially offset by a $6.3 million decline to $6.2 million in 2012 from $12.5 million in 2011 in the wing modification kits related to the 757 and 767 platforms as demand slowed for these aftermarket products.

Net sales of components for corporate and regional aircraft were $57.6 million during 2012 compared to $53.4 million in 2011, an increase of 7.9%.  This increase was primarily driven by increases in the production levels of and our work statement with respect to the G650 aircraft at Gulfstream, resulting in net sales reaching $13.3 million in 2012 compared to $8.0 million in 2011, a $5.3 million increase in sales.  The increase was also driven by higher net sales for the G280 Gulfstream aircraft which increased $1.9 million to $3.3 million in 2012 from $1.4 million in 2011.  These increases were partially offset by a decrease in net sales related to tooling for the Mitsubishi Regional Jet program, which generated $0.8 million in 2012 compared to $4.0 million in 2011, a $3.2 million decrease as program delays continue.  The large cabin G450 and G550 aircraft at Gulfstream continued to perform strongly with net sales of $37.4 million in 2012 compared to $37.5 million in 2011.

Military products generated net sales of $35.7 million in 2012 compared to $36.3 million in 2011, a decrease of 1.7%.  This decrease was primarily due to volume decreases in the Blackhawk helicopter program, which generated $28.4 million in 2012 compared to $30.4 million in 2011, a decrease of $2.0 million and a $1.9 million decline in other military projects.  These decreases were offset by the new Embraer KC-390 program which had $1.9 million in revenue in 2012 and an increase in the Apache helicopter program of $1.5 million from $0.8 million in 2011 to $2.3 million in 2012.

Other products generated net sales of $9.1 million in 2012 compared to $12.5 million in 2011, a decrease of 27.2%.  This decrease was primarily due to the Company discontinuing sales related to one program at the Company’s Mexicali plant during 2012 which generated $2.9 million in 2011, but did not continue into 2012.

Cost of Goods Sold.  Cost of goods sold for 2012 was $127.1 million (72.6% of net sales) compared to $123.2 million (73.3% of net sales) for 2011.  The $3.9 million increase in cost of sales was primarily driven by higher sales in 2012 compared to 2011.  Production efficiencies helped to offset higher costs.

Gross Profit.  Gross profit for 2012 was $47.9 million (27.4% of net sales) compared to $44.9 million (26.7% of net sales) for 2011.  The improvement in gross profit resulted from the increased sales mentioned above and increased production levels to support higher sales levels and future production rate increases.  The increase in production caused fixed costs to be allocated to a larger amount of production, thus decreasing product costs and increasing gross profit percentage.

Selling, General and Administrative Expenses and Other Charges.  Selling, general and administrative expenses were $32.4 million (18.5% of net sales) in 2012 compared to $26.6 million (15.8% of net sales) in 2011.  The increase was mainly due to $5.4 million of costs incurred related to acquisitions in 2012, with Valent specifically accounting for $4.9 million of those costs.  The increase in costs from the acquisitions exceeded the increase in sales, increasing the total selling general and administrative expenses expressed as a percentage of sales.

Engineering Services Segment

Net Sales.  Net sales were $105.6 million in 2012, an increase of 20.7% from $87.5 million in 2011.  The following table summarizes the segment’s total sales and the percentage of the segment’s total sales represented by the market served for each of the years ended December 31, 2012 and December 31, 2011, respectively:

Category	2012	% of Total	2011	% of Total
	($ in millions)
Large commercial aircraft	$29.7	28.1%	$31.1	35.5%
Corporate and regional aircraft	31.5	29.8%	25.0	28.6%
Military	37.0	35.1%	20.3	23.2%
Other	7.4	7.0%	11.1	12.7%
Total	$105.6	100.0%	$87.5	100.0%

Net sales of services for large commercial aircraft were approximately $29.7 million in 2012 compared to $31.1 million in 2011, a decrease of 4.5%.  The decrease was largely due to the winding down of several programs: the Boeing 747-8 program decreased $3.7 million, the Airbus A350 program decreased $1.4 million, the 787 programs decreased $2.5 million and the Boeing Integrated Test program decreased $1.2 million.  These declines were offset by the inclusion of $6.1 million of sales from the TASS subsidiary since the acquisition on August 7, 2012, and increased revenues from the nacelle systems development program of $1.4 million.  TASS revenues were primarily from sales to Boeing.

Net sales of services supporting corporate and regional aircraft were approximately $31.5 million during 2012 compared to $25.0 million in 2011, an increase of 26.0%.  The increase in sales was primarily related to support of the Bombardier Learjet L-85 of $10.8 million, $2.4 million for sales related to space travel and $1.3 million for sales to Triumph.  This increase was offset by a $3.0 million reduction in support requirements on the Mitsubishi Regional Jet program and a $3.4 million reduction on another program due to design maturation.

Military programs had net sales in 2012 of approximately $37.0 million compared to $20.3 million in 2011, an increase of 82.3%.  The increase from 2011 resulted primarily from increased services in support of the Boeing Tanker program of $13.0 million and the Embraer KC 390 program of $4.7 million, partially offset by the absence of $2.9 million in revenues from the Joint Strike Fighter program which was completed in 2011.

Sales related to the design and delivery of tooling on various programs supporting commercial aircraft were $7.4 million in 2012 compared to $11.1 million in 2011, a decrease of 33.3%.  This decrease was primarily due to a $2.5 million decrease in revenue in 2012 on 787 shipping fixtures and a decline of $0.9 million in revenues for other Boeing tooling projects.

Cost of Goods Sold.  Cost of goods sold for 2012 was $85.3 million (80.8% of net sales) compared to $72.9 million (83.3% of net sales) for 2011.  Our increased sales demand led us to hire additional project engineers, which resulted in an increase of $8.1 million in salary and fringe costs.  Also, the acquisition of TASS resulted in an additional $3.6 million in salary and fringe costs.

Gross Profit. Gross profit for this segment was $20.3 million (19.2% of net sales) for 2012 compared to $14.6 million (16.7% of net sales) for 2011.  The increase in gross profit percentage was primarily driven by an increase in revenue, which reduced fixed costs as a percentage of sales.  Additionally, there were reductions in direct sub-contract services in 2012 compared to 2011.  These improvements were slightly offset by direct labor costs that were a higher percentage of sales in 2012 compared to 2011.

Selling, General and Administrative Expenses and Other Charges. Selling, general and administrative expenses were $9.8 million (9.3% of net sales) in 2012 compared to $8.1 million (9.3% of net sales) for 2011, an increase of $1.7 million.  The increase was primarily due to the inclusion of TASS’s selling, general, and administrative expenses.

Non-segment Expenses

Interest Expense.   Interest expense was $1.8 million for 2012 compared to $0.7 million for 2011.  The increase was primarily due to the refinancing of our credit facility on December 28, 2012 which resulted in a $0.6 million charge to expense related to deferred financing costs for the closed credit facility, and also from interest incurred of $0.2 million on the borrowings to acquire Valent.

Other Income (Expense), Net .  Other income was $0.4 million for 2012 compared to other expense of $0.7 million for 2011.  This change was primarily due to the absence of $0.8 million of non-recurring costs related to abandoned financing transactions that were present in 2011.  The increase in income was also driven by realized net foreign currency transaction gains in 2012 of $0.2 million compared to $0.2 million of expense in 2011.

Income Tax Expense .  Income tax expense for 2012 was $8.2 million compared to $7.1 million for 2011.  During 2012 our effective income tax rate was 33.1% compared to 30.3% in 2011 with the increase primarily due to research and development tax credits that were not extended for 2012 prior to December 31, 2012.  The income tax rate for 2013 will include the tax benefit for research and development tax credits for 2012 and 2013 and as such, we expect our rate to be between 33% and 34%.

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

Aerostructures Segment

Net Sales.  Net sales were $168.1 million in 2011, an increase of 12.6% from $149.3 million in 2010.  The following table summarizes the segment’s total sales and the percentage of the segment’s total sales represented by the market served for each of the years ended December 31, 2011 and December 31, 2010, respectively:

Category	2011	% of Total	2010	% of Total
	($ in millions)
Large commercial aircraft	$65.9	39.2%	$59.5	39.9%
Corporate and regional aircraft	53.4	31.8%	45.3	30.3%
Military	36.3	21.6%	34.7	23.2%
Other	12.5	7.4%	9.8	6.6%
Total	$168.1	100.0%	$149.3	100.0%

Large commercial aircraft generated net sales of $65.9 million in 2011 compared to $59.5 million in 2010, an increase of 10.8%.  Sales related to the 747 platform increased $1.3 million to $13.1 million in 2011 from $11.8 million in 2010.  Sales related to the 767 platform, excluding wing modification products, increased $1.3 million from $2.2 million in 2010 to $3.5 million in 2011, and increases were noted in the 777 program of $1.4 million with sales in 2011 of $8.2 million compared to $6.8 million in 2010, due to increases in production rates and additions to the Company’s work statement.  Wing modification programs increased by $1.1 million to $16.3 million in 2011 from $15.2 million in 2010, primarily due to additions to the Company’s work statement received in 2011.  Sales related to the 737, excluding wing modification programs, increased $0.9 million to $23.0 million in 2011 from $22.1 million in 2010 due to production rate increases.

Net sales of components for corporate and regional aircraft were $53.4 million during 2011 compared to $45.3 million in 2010, an increase of 17.9%.  This increase was primarily driven by the new G650 aircraft at Gulfstream with net sales reaching $8.0 million in 2011 compared to $2.4 million in 2010, a $5.6 million increase in sales.  This increase was also driven by work performed for the Mitsubishi Regional Jet program, which generated net sales of $4.0 million in 2011 compared to $1.4 million in 2010, a $2.6 million increase.  The large cabin G450 and G550 aircraft at Gulfstream continued to perform strongly with net sales of $37.5 million in 2011 compared to $37.1 million in 2010, an increase of $0.4 million.  These increases were offset by a $0.9 million decrease to, $2.4 million in 2011 from $3.3 million in 2010, in sales to various divisions of Bombardier.  This decrease was due to our decision to cease producing drop hammer components.

Military products generated net sales of $36.3 million in 2011 compared to $34.7 million in 2010, an increase of 4.6%.  This increase was primarily due to volume increases in the Blackhawk helicopter program, which generated net sales of $30.4 million in 2011 compared to $29.4 million in 2010, an increase of $1.0 million.

Other products generated net sales of $12.5 million in 2011 compared to $9.8 million in 2010, an increase of 27.6%.  This increase was primarily due to $2.9 million in sales related to one program at the Company’s Mexicali plant during 2011 compared to $0.8 million in 2010, an increase of $2.1 million. The Company discontinued this program in 2012. The increase in other products was also the result of an increase of $1.3 million in sales by Intec, to $6.9 million in 2011 from $5.6 million in 2010.  These increases were offset by a $0.8 million decrease in technology product sales, to $2.5 million in 2011 from $3.3 million in 2010.

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

Selling, General and Administrative Expenses and Other Charges.  Selling, general and administrative expenses were $26.6 million (15.8% of net sales) in 2011 compared to $25.0 million (16.7% of net sales) in 2010.  Personnel costs increased to $15.3 million in 2011 from $13.9 million in 2010, primarily due to a continued increase in head count to support growth.  The increase in revenues caused these fixed costs to be allocated to a larger amount of sales, thus improving the expense percentage.  Amortization expense increased by $1.2 million related to the impairment of an intangible, but this increase was offset by a $1.2 million decrease in other miscellaneous expenses that resulted from a reversal of the liability related to the contingent consideration liability to the former shareholders of Intec.

Engineering Services Segment

Net Sales.  Net sales were $87.5 million in 2011, an increase of 17.3% from $74.6 million in 2010.   The following table summarizes the segment’s total sales and the percentage of the segment’s total sales represented by the market served for each of the years ended December 31, 2011 and December 31, 2010, respectively:

Category	2011	% of Total	2010	% of Total
	($ in millions)
Large commercial aircraft	$31.1	35.5%	$29.2	39.1%
Corporate and regional aircraft	25.0	28.6%	21.1	28.3%
Military	20.3	23.2%	18.7	25.1%
Other	11.1	12.7%	5.6	7.5%
Total	$87.5	100.0%	$74.6	100.0%

Net sales of services for large commercial aircraft were approximately $31.1 million in 2011 compared to $29.2 million in 2010, an increase of 6.5%.  The increase primarily resulted from two programs: a nacelle systems development program that generated $2.5 million more revenue in 2011 and the Boeing Integrated Test program which generated $2.3 million more revenue in 2011.  These increases were offset by decreased support provided on the Boeing 747-8 program to $7.7 million in 2011 from $10.1 million in 2010, a $2.4 million decline as the program matured.

Net sales of services supporting corporate and regional aircraft, the majority of which related to the development of new and re-designed aircraft, were approximately $25.0 million during 2011 compared to $21.1 million in 2010, an increase of 18.5%.  The increase in sales in this sector was primarily related to an increase in support requirements on the Bombardier Learjet L-85 of $9.1 million.  This increase was offset by a $4.1 million reduction in support requirements on the Mitsubishi Regional Jet program and a $3.2 million reduction on the G650 program due to design maturation.  A portion of the Mitsubishi Regional Jet decrease is also attributable to a $0.5 million cumulative catch-up adjustment made to revenue due to cost growth on the overall program during the second quarter of 2011.

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

Gross Profit. Gross profit for this segment was $14.6 million (16.7% of net sales) for 2011 compared to $12.8 million (17.2% of net sales) for 2010.  The decrease in gross profit percentage was due to the Mitsubishi Regional Jet program, which required a $0.5 million cumulative catch-up adjustment during the second quarter of 2011 due to estimated higher costs to complete and other fixed price contracts.  The decrease was also attributed to an unfavorable revenue adjustment in the fourth quarter of 2011 for a fixed price program used to produce 787 shipping fixtures that is ramping down.  This decrease was partially offset by an increase in revenue, which reduced fixed costs as a percentage of sales, thus improving the gross profit percentage.

Selling, General and Administrative Expenses and Other Charges. Selling, general and administrative expenses were $8.1 million (9.3% of net sales) in 2011 compared to $7.4 million (9.9% of net sales) for 2010.  The increase was primarily due to an increase in administrative personnel to support growth.

Non-segment Expenses

Interest Expense.   Interest expense was $0.7 million for 2011 and 2010.

Other Income (Expense), Net.  Other expense was $0.7 million for 2011 compared to other income of $0.1 million for 2010.  This increase in expenses included $0.8 million of non-recurring costs incurred related to potential financing transactions we have decided not to pursue.

Income Tax Expense.  Income tax expense for 2011 was $7.1 million compared to $5.5 million for 2010.  During 2011 our effective income tax rate was 30.3% compared to 29.8% in 2010, with the increase primarily due to increased income that could not be offset at the same rate as available federal and state tax deductions and credits.

Non-GAAP Financial Measures

When viewed with our financial results prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and accompanying reconciliations, we believe earnings before interest, taxes, depreciation and amortization ("EBITDA") and Adjusted EBITDA provide additional useful information to clarify and enhance the understanding of the factors and trends affecting our past performance and future prospects. We define these measures, explain how they are calculated and provide reconciliations of these measures to the most comparable GAAP measure in the tables below. EBITDA, Adjusted EBITDA and the related financial ratios, as presented in this Form 10-K, are supplemental measures of our performance that are not required by, or presented in accordance with, GAAP.  They are not a measurement of our financial performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP, or as an alternative to net cash provided by operating activities as measures of our liquidity.  The presentation of these measures should not be interpreted to mean that our future results will be unaffected by unusual or nonrecurring items.

We use EBITDA and Adjusted EBITDA non-GAAP operating performance measures internally as complementary financial measures to evaluate the performance and trends of our businesses.  We present EBITDA, Adjusted EBITDA and the related financial ratios, as applicable, because we believe that measures such as these provide useful information with respect to our ability to meet our future debt service, capital expenditures, working capital requirements and overall operating performance.

EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP.  Some of these limitations are:

●	They do not reflect our cash expenditures, future expenditures for capital expenditures or contractual commitments;

●	They do not reflect changes in, or cash requirements for, our working capital needs;

●	They do not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our debt;

●
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements;

●	They are not adjusted for all non-cash income or expense items that are reflected in our statement of cash flows;

●	They do not reflect the impact on earnings of charges resulting from matters unrelated to our ongoing operations; and

●	Other companies in our industry may calculate EBITDA and Adjusted EBITDA differently from us, limiting their usefulness as comparative measures.

Because of these limitations, EBITDA, Adjusted EBITDA and the related financial ratios should not be considered as measures of discretionary cash available to us to invest in the growth of our business or as a measure of cash that will be available to us to meet our obligations.  You should compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA only supplementally.  See our consolidated financial statements contained in this Report.

However, in spite of the above limitations, we believe that EBITDA and Adjusted EBITDA are useful to an investor in evaluating our results of operations because these measures:

●
Are widely used by investors to measure a company’s operating performance without regard to items excluded from the calculation of such terms, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired, among other factors;

●	Help investors to evaluate and compare the results of our operations from period to period by removing the effect of our capital structure from our operating performance; and

●	Are used by our management team for various other purposes in presentations to our Board of Directors as a basis for strategic planning and forecasting.

We have expanded our operations significantly through the Valent Acquisition. As a result, our operating income included significant charges for acquisition-related expenses in 2012.  EBITDA and Adjusted EBITDA exclude these charges, as applicable, and provide meaningful information about the operating performance of our businesses apart from the acquisition-related expenses, as well as interest and tax expenses.

The following financial items have been added back to our net income when calculating EBITDA:

●	Depreciation;

●	Amortization expense;

●	Interest expense; and

●	Income tax expense.

The following financial items have been added back to our net income when calculating Adjusted EBITDA:

●	Stock-based compensation;

●	Acquisition–related expenses;

●	Intangible asset impairment;

●	Contingent consideration write-off; and

●	Other (net).

Reconciliations of net income to EBITDA and Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of net sales were as follows:

	(In Thousands)
	Years Ended December 31,
	2012	2011	2010
Net income	$16,487	$16,389	$12,931
Depreciation and amortization ₁	7,994	7,241	7,289
Interest expense ₂	1,771	669	696
Income tax expense	8,153	7,136	5,496
EBITDA	34,405	31,435	26,412
Stock-based compensation	1,494	1,254	1,794
Acquisition expenses ₃	5,362	-	-
Intangible asset impairment ₄	-	1,163	-
Contingent consideration write-off ₅	-	(1,235)	-
Other (net)	(356)	730	(58)
	6,500	1,912	1,736
Adjusted EBITDA	$40,905	$33,347	$28,148

(1)	Includes amortization of intangibles and depreciation expense.

(2)	Includes deferred financing costs in connection with closed credit facility in 2012.

(3)	Includes investment banking, accounting, legal, tax and valuation expenses for acquisitions.

(4)	During the first quarter of 2011, a triggering event occurred with regard to a certain proprietary technology intangible asset as a result of a failure to conclude a possible sale of a product line.

(5)
Included in accrued liabilities as of December 31, 2010 was $1,235 of contingent consideration, representing the fair value of the amount payable to former Intec shareholders if certain sales targets were achieved by Intec or if proceeds from the sale of certain portions of Intec exceeded a pre-established threshold by March 31, 2011.

Adjusted EBITDA increased in 2012 over 2011 primarily due to higher net income, higher depreciation and amortization expenses related to the TASS acquisition and capacity expansion, higher interest expense from the write-off of deferred financing expenses and acquisition expenses incurred.

Liquidity and Capital Resources

We generated cash from operations of $8.8 million in 2012 compared to $16.2 million in 2011 and $26.8 million in 2010.  Net cash provided by operating activities for 2012 was unfavorably impacted by increases in trade accounts receivables, related to program investment and inventories needed to support future production rate increases in Aerostructures’ large commercial aircraft and corporate and regional aircraft sectors.

Net cash used in investing activities for the year ended December 31, 2012 was $235.0 million compared to $10.0 million and $7.1 million for the years ended December 31, 2011 and 2010, respectively.  We used $206.5 million, net of cash acquired, in the 2012 acquisition of Valent which was funded from our new credit facility.  We paid $9.8 million, net of cash acquired, in the 2012 acquisition of TASS funded with available cash.  We spent $18.8 million in 2012 on capital expenditures, compared to $10.3 million and $7.2 million during 2011 and 2010, respectively, consistent with the Company’s plan to increase capital spending to support anticipated growth.

Cash provided by financing activities was $222.7 million in 2012 compared to cash used of $0.3 million and $17.8 million in 2011 and 2010, respectively.  Funds provided by financing activities of $225.0 million in borrowings on a new term loan were primarily used for the acquisition of Valent. We also incurred $3.0 million in new loans for equipment, and $6.2 million in borrowings against our revolving credit facility.  We paid $12.7 million in financing costs for our new loan agreement. During the course of 2010, the Company paid down all of its outstanding revolving line of credit, and there was no significant activity in 2011.

During the fourth quarter of 2012, the Company entered into a credit agreement to provide new senior secured credit facilities to finance the Valent acquisition, refinance existing debt, and fund working capital requirements.  As of December 31, 2012 these new credit facilities include a term loan facility of $225.0 million and a revolving credit facility in the original amount of up to $75.0 million.  The maturity dates of the revolving credit facility and term loan are December 28, 2017 and December 28, 2018, respectively.  The credit agreement for our revolving credit facility and term loan requires us to maintain a certain leverage ratio and interest coverage on a quarterly basis as well as compliance with various restrictive covenants that limit and in some circumstances prohibit, our ability to, among other things, incur additional debt, sell, lease or transfer our assets, pay dividends, make investments, guarantee debt or obligations, create liens, enter into transactions with our affiliates and enter into certain merger, consolidation or other reorganization transactions.  These agreements also require mandatory prepayments of excess cash at certain leverage levels.  As of December 31, 2012, the Company was, and expects to continue to be, in compliance with all of its financial and non-financial covenants under the new senior secured credit facilities.  See Note 19 of the Notes to Consolidated Financial Statements in Item 8 below regarding changes subsequent to December 31, 2012 to our new senior secured credit facilities.

We expect to meet our ongoing working capital, acquisition, debt service, and capital expenditure needs presently and for the next twelve months from a combination of our cash on hand, cash flow from operating activities and cash available under our revolving credit facility.  Our capital budget for 2013 expects that capital expenditures will be between $24.0 million and $27.0 million.  The Company continues to market for design-build programs, which may require additional capital investments.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of operating leases as reflected under “Contractual Obligations and Commitments” below.

Contractual Obligations and Commitments

We had the following contractual obligations and commitments for debt and non-cancelable operating lease payments:

					More
		Less Than			than
	Total (3)	1 year	1-3 years	3 - 5 years	5 years
	($ in thousands)
Debt (1)	$262,899	$5,693	$10,119	$17,460	$229,627
Interest on Long-term debt (2)	71,497	12,361	23,716	23,396	12,024
Operating Leases (3)	53,049	7,031	11,857	9,373	24,788
Total	$387,445	$25,085	$45,692	$50,229	$266,439

(1)	Balances include obligations under capital leases

(2)	Interest expense assumes the balances of long-term debt at the end of the period and current effective interest rate.

(3)
We have not committed to any significant current or long-term purchase obligations for our operations and have no other significant long-term liabilities reflected on our balance sheet under generally accepted accounting principles.

The purchase price for Valent includes the estimated acquisition-date fair value of contingent consideration.  The estimated acquisition-date fair value of contingent consideration relates to an earn-out at the date of acquisition contingent upon the achievement of certain earnings levels during the one year earn-out period.  The maximum amounts payable is $40.0 million of which no more than $25.0 million payable in 2014 with any remainder payable in 2015.  The estimated fair value of the earn-out at the date of acquisition is $8.0.  The fair value was based on significant inputs not observed in the market and thus represented a Level 3 instrument. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value.

Critical Accounting Estimates

Certain accounting issues require management estimates and judgments for the preparation of financial statements.  We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements.  Therefore, we consider these to be our critical accounting estimates.  Our management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our disclosure relating to these estimates.  However, these methods, assumptions and estimates could create materially different results under different conditions or using different assumptions.

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

Goodwill and Intangible Assets.  The Company exercises its judgment in evaluating its goodwill and intangible assets for possible impairment.  We perform a goodwill and indefinite-lived intangible asset impairment test annually or when circumstances arise that indicate there may be an impairment.  We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount.  If it is, the quantitative tests require comparing recorded values to estimated fair values for the assets under review.  If it is not, no additional analysis is required.

The Company has recorded its goodwill and conducted testing for potential goodwill impairment at a reporting unit level.  Our reporting units represent a business for which discrete financial information is available, and segment management regularly reviews the operating results.  There are three reporting units within the Company with 72% of the goodwill reported within the Aerostructures operating segment.

We performed our annual test of goodwill and indefinite-lived intangible assets in the fourth quarter of 2012, except for those amounts relating to our TASS and Valent acquisitions, by performing the qualitative assessment option and we concluded it was more likely than not that the fair value of our reporting units exceeded carrying value, and thus, no impairment charge was recorded.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred.  Such indicators may include deterioration in general economic conditions, negative developments in equity and credit markets, adverse changes in the markets in which an entity operates, increases in input costs that have a negative effect on earnings and cash flows, or a trend of negative or declining cash flows over multiple periods, among others.  The fair value that could be realized in an actual transaction may differ from that used to evaluate the impairment of goodwill.  The fair values of goodwill and intangibles relating to our 2012 acquisitions of TASS and Valent were determined by third parties in connection with the purchase and recorded at those values.

If it would be necessary to perform the quantitative tests, fair values for goodwill testing are estimated using a discounted cash flow approach and market approach unless circumstances indicate that a better estimate of fair value is available.  In using the discounted cash flow approach, we estimate cash flow forecasts of our reporting units, the discount rate, the terminal business value and the projected income tax rate.  The cash flow forecasts of the reporting units are based upon management’s long-term view of our markets.  The discount rate utilized is management’s estimate of what the market’s weighted average cost of capital is, considering what the optimal capital structure would be for a market participant purchaser of the reporting unit.  The terminal business value is determined by applying a business growth factor to the latest year for which a forecast exists.  The projected income tax rates utilized are the cash tax rates that a prospective buyer would most likely factor into a fair value calculation for each reporting unit.

Customer-related intangible assets resulting from the acquisitions of Versaform Corporation, D3, Intec, TASS and Valent have an original estimated useful life of five to 22 years.  The trademark that resulted from the D3 acquisition was determined to have an indefinite life.  Other intangible assets resulting from the acquisition of Intec, TASS and Valent have an original estimated useful life of two to seven years.  We test the indefinite lived intangible asset for impairment, at least annually, by comparing its carrying value over the amount of discounted cash flows attributable to the intangible asset.  We test the finite lived intangible assets for impairment by assessing the current period cash flows of each asset group.  If events or changes in circumstances indicate that the carrying amount of any of these intangible assets may not be recoverable, an undiscounted cash flow test will be performed and, if necessary, an impairment charge will be recognized for the amount by which the carrying amount of these assets exceeds its fair value.

As of December 31, 2012, and in further support of our analysis, our net book value (i.e., shareholders’ equity) was approximately $201.0 million, and our market capitalization was approximately $246.7 million.

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

Recent Accounting Pronouncements

For information related to recently issued accounting standards, see Note 1 of the Notes to Consolidated Financial Statements in Item 8 below.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .

We are exposed to market risks, including interest rates, inflation, and foreign currency exchange rates.

Interest Rate Sensitivity

We are exposed to market risk primarily due to fluctuations in interest rates.  We do not utilize any particular strategy or instruments to manage our interest rate risk.  We estimate that a 1% change in the interest rates of our floating-rate debt outstanding as of December 31, 2012 would change interest expense on an annual basis by approximately $2.3 million.  This amount is determined by calculating the effect of a hypothetical interest rate change on our floating-rate debt.  As of December 31, 2012, we had $28.5 million in carrying value of fixed-rate debt, primarily consisting of notes payable and Industrial Revenue Bonds, with a fair value of approximately the same.

Inflation Risk

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

Foreign Currency Exchange Risk

Certain of our operations outside of the United States use the related local currency as their functional currency.  We translate revenue and expense at average rates of exchange during the period.  We translate assets and liabilities at the rates of exchange as of the consolidated balance sheet dates and include foreign currency translation gains and losses as a component of accumulated other comprehensive income.  Due to the nature of our operations and our corporate structure, we also have subsidiaries that have transactions in foreign currencies other than their functional currency.  We record transaction gains and losses in our consolidated statements of operations related to the recurring remeasurement and settlement of such transactions.  A 10% change in foreign currency exchange rates would not have a material impact to our consolidated financial position or results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following financial statements are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of LMI Aerospace, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of LMI Aerospace, Inc. and its subsidiaries (the "Company") at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management Regarding Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in the Report of Management Regarding Internal Control Over Financial Reporting, management has excluded TASS Inc. (“TASS”) and Valent Aerostructures, LLC (“Valent”) from its assessment of internal control over financial reporting as of December 31, 2012 because both entities were acquired by the Company in purchase business combinations during 2012. We have also excluded TASS and Valent from our audit of internal control over financial reporting. TASS and Valent are wholly-owned subsidiaries whose total assets and net sales represent 53.8% and 2.3%, respectively of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
St. Louis, Missouri
March 15 , 2013

LMI AEROSPACE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$4,347	$7,868
Trade accounts receivable, net	69,159	42,720
Inventories	90,039	51,081
Prepaid expenses and other current assets	5,655	2,595
Deferred income taxes	3,839	4,085
Total current assets	173,039	108,349

Property, plant and equipment, net	96,218	27,340
Goodwill	179,314	49,102
Intangible assets, net	64,334	17,642
Other assets	15,059	2,173
Total assets	$527,964	$204,606

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$30,471	$13,224
Accrued expenses	23,703	11,108
Current installments of long-term debt and capital lease obligations	5,632	29
Total current liabilities	59,806	24,361

Long-term debt and capital lease obligations, less current installments	255,067	-
Other long-term liabilities	3,405	3,541
Deferred income taxes	8,732	8,919
Total long-term liabilities	267,204	12,460

Shareholders’ equity:
Common stock, $0.02 par value per share; authorized 28,000,000 shares; issued 12,860,023 and 12,123,992 shares at December 31, 2012 and December 31, 2011, respectively	257	242
Preferred stock, $0.02 par value per share; authorized 2,000,000 shares; none issued at either date	-	-
Additional paid-in capital	90,839	74,823
Accumulated other comprehensive loss	(49)	-
Treasury stock, at cost, 101,622 shares at December 31, 2012 and 249,082 shares at December 31, 2011	(482)	(1,182)
Retained earnings	110,389	93,902
Total shareholders’ equity	200,954	167,785
Total liabilities and shareholders’ equity	$527,964	$204,606

See accompanying notes to consolidated financial statements.

LMI AEROSPACE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2012	2011	2010

Sales and service revenue
Product sales	$168,943	$161,435	$143,919
Service revenues	109,686	92,605	79,437
Net sales	278,629	254,040	223,356
Cost of sales and service revenue
Cost of product sales	121,247	117,368	106,891
Cost of service revenues	89,074	77,022	64,965
Cost of sales	210,321	194,390	171,856
Gross profit	68,308	59,650	51,500

Selling, general and administrative expenses	36,891	34,726	32,435
Acquisitions expense	5,362	-	-
Income from operations	26,055	24,924	19,065

Other income (expense):
Interest expense	(1,771)	(669)	(696)
Other, net	356	(730)	58
Total other expense	(1,415)	(1,399)	(638)

Income before income taxes	24,640	23,525	18,427
Provision for income taxes	8,153	7,136	5,496

Net income	16,487	16,389	12,931
Other comprehensive income (expense):
Change in foreign currency translation adjustment	(49)	-	-
Total comprehensive income	$16,438	$16,389	$12,931

Amounts per common share:
Net income per common share	$1.41	$1.42	$1.13

Net income per common share assuming dilution	$1.39	$1.40	$1.11

Weighted average common shares outstanding	11,701,607	11,559,895	11,420,524

Weighted average dilutive common shares outstanding	11,839,182	11,741,513	11,636,385

See accompanying notes to consolidated financial statements.

LMI AEROSPACE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands, except share data)

					Accumulated	Total
		Additional			Other	Share-
	Common	Paid-In	Treasury	Retained	Comprehensive	holders'
	Stock	Capital	Stock	Earnings	Income (Loss)	Equity
Balance at December 31, 2009	$240	$71,375	$(1,704)	$64,582	$-	$134,493
Net income	-	-	-	12,931	-	12,931
Other comprehensive income (loss)	-	-	-	-	-	-
Issuance of stock
20,360 shares in connection with exercise of options	-	33	30	-	-	63
79,823 shares of restricted stock	2	(2)	-	-	-	-
401k plan contribution	-	414	242	-	-	656
Restricted stock compensation	-	1,794	-	-	-	1,794
Other	-	(174)	-	-	-	(174)
Balance at December 31, 2010	242	73,440	(1,432)	77,513	-	149,763
Net income	-	-	-	16,389	-	16,389
Other comprehensive income (loss)	-	-	-	-	-	-
Issuance of stock
7,850 shares in connection with exercise of options	-	57	4	-	-	61
76,458 shares of restricted stock	-	(25)	24	-	-	(1)
401k plan contribution	-	589	222	-	-	811
Restricted stock compensation	-	1,254	-	-	-	1,254
Other	-	(492)	-	-	-	(492)
Balance at December 31, 2011	242	74,823	(1,182)	93,902	-	167,785
Net income	-	-	-	16,487	-	16,487
Other comprehensive income (loss)	-	-	-	-	(49)	(49)
Issuance of stock
108,646 shares of restricted stock	-	(515)	515	-	-	-
401k plan contribution	-	582	211	-	-	793
783,798 shares for Valent acquisition	16	14,984	-	-	-	15,000
Restricted stock compensation	-	1,494	-	-	-	1,494
Other	(1)	(529)	(26)	-	-	(556)
Balance at December 31, 2012	$257	$90,839	$(482)	$110,389	(49)	$200,954

See accompanying notes to consolidated financial statements.

LMI AEROSPACE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2012	2011	2010
Operating activities:
Net income	$16,487	$16,389	$12,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,994	7,241	7,289
Intangible asset impairment	-	1,163	-
Contingent consideration write-off	-	(1,235)	-
Restricted stock compensation	1,494	1,254	1,794
Deferred taxes	(1,062)	341	(558)
Other noncash items	(317)	(227)	(240)
Changes in operating assets and liabilities, net of acquired businesses:
Trade accounts receivable	(8,093)	(8,871)	1,440
Inventories	(10,980)	(5,933)	555
Prepaid expenses and other assets	1,186	(1,080)	800
Current income taxes	(1,168)	1,731	(343)
Accounts payable	3,062	4,354	639
Accrued expenses	196	1,048	2,538
Net cash provided by operating activities	8,799	16,175	26,845
Investing activities:
Additions to property, plant and equipment	(18,783)	(10,267)	(7,151)
Acquisitions, net of cash acquired	(216,398)	-	-
Other, net	181	270	6
Net cash used by investing activities	(235,000)	(9,997)	(7,145)
Financing activities:
Proceeds from issuance of debt	229,124	-	-
Principal payments on long-term debt and notes payable	(118)	(180)	(327)
Advances on revolving line of credit	40,278	-	13,520
Payments on revolving line of credit	(34,042)	-	(30,520)
Prepaid financing costs	(12,736)	-	-
Other, net	174	(77)	(457)
Net cash provided/(used) by financing activities	222,680	(257)	(17,784)
Net (decrease)/increase in cash and cash equivalents	(3,521)	5,921	1,916
Cash and cash equivalents, beginning of year	7,868	1,947	31
Cash and cash equivalents, end of year	$4,347	$7,868	$1,947

Cash payments for:
Interest paid	$585	$490	$531
Income taxes paid, net of refunds received	$10,261	$5,032	$6,360

Supplemental disclosure of noncash transactions:
Fair value of common stock issued to acquire Valent	$15,000	$-	$-
Contingent consideration	$7,950	$-	$-
Equipment acquired under capital lease	$746	$-	$-

See accompanying notes to consolidated financial statements.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2012

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

The majority of the Aerostructures segment’s revenues are recognized when products are shipped, delivery has occurred or services have been rendered.  For long-term contracts requiring development and delivery of multiple units of product over more than one year, the Company incurs and defers, as part of inventory, certain costs which are specific to the contract and will be recouped as part of the unit cost charged to the customer under the contract.  Such costs are charged to cost of product sales ratably as the manufactured units are shipped pursuant to the contract.  Changes in the estimated number of units expected to be delivered under such contracts result in prospective adjustments of the ratable charge-off of deferred inventoriable costs per unit shipped.  Should the remaining inventoriable costs plus estimated costs of production of units yet to be shipped under the contract exceed estimated future contract revenues, the resulting full loss is recognized in the period it becomes probable and estimable.  No such loss was recognized in 2012, 2011, or 2010.

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

For certain long-term fixed price design and development contracts, the Company applies the percentage of completion method of contract accounting.  The cost-to-cost method is used to measure progress toward completion.  Under the cost-to-cost method of accounting, the Company recognizes sales based on the ratio of costs incurred to the estimate of total costs at completion.    No such loss was recognized in 2012, 2011, or 2010.  For certain other contracts, progress is measured using the units of delivery method.  The amount reported as revenue represents the invoice price of delivered products, and cost of sales is determined by applying the estimated gross margin percentage to the amount of revenue recognized.  Should estimated total costs at completion exceed the estimated total revenue, the anticipated full loss is recognized in the period in which it is estimated.

In the ordinary course of business, the Company may receive requests from its customers to perform tasks not specified in its contracts.  When this occurs on a long-term contract using the cost-to-cost method of percentage of completion accounting, the Company may record revenue for claims or unpriced change orders to be negotiated with customers.  As of December 31, 2012, approximately 0.5% of revenue represented amounts associated with claims and unpriced change orders.

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
December 31, 2012

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits in transit and all highly liquid investment instruments with an initial maturity of three months or less.

Inventories

The Company’s inventories are stated at the lower of cost or market and utilize actual costs for raw materials and an average cost for work in process, manufactured and purchased components and finished goods.  The Company evaluates the inventory carrying value and reduces the carrying costs based on customer activity, estimated future demand, price deterioration, and other relevant information. The Company’s customer demand is unpredictable and may fluctuate due to factors beyond the Company’s control.  In addition, inventoried costs include capitalized contract costs relating to programs and contracts with long-term production cycles, a portion of which is not expected to be realized within one year.  See further discussion regarding deferred long-term contract costs under “Revenue Recognition” and “Pre-Contract and Pre-Production Costs under Long-Term Supply Contracts.”

Allowance for Doubtful Accounts

The allowance for doubtful accounts receivable reflects the Company’s best estimate of probable losses inherent in its accounts receivable.  The basis used to determine this value is derived from historical experience, specific allowances for known troubled customers and other currently available information.

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets.  Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets.  Estimated useful lives for buildings, machinery and equipment, and purchased software are 20 to 35 years, 4 to 10 years and 3 to 4 years, respectively.  Amortization incurred under capital leases is reported with depreciation expense.

Long Lived Assets

Long lived assets held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

Goodwill and Intangible Assets

The Company’s acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities.   As part of the purchase price allocation, the Company allocates the purchase price to the tangible assets acquired and liabilities assumed based on estimated fair market values, and the remainder of the purchase price is allocated to intangibles and goodwill.  Goodwill and intangible assets with indefinite lives are not amortized but are subject to an impairment assessment at least annually in relation to their fair value.  As part of this process, the Company first assesses qualitatively whether it is necessary to perform the quantitative test.  The qualitative assessment involves evaluating relevant events or circumstances to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount.  If it is not, the Company can bypass the quantitative assessment of goodwill.  If it is, or if the Company has elected to bypass the qualitative assessment process, the quantitative assessment of goodwill utilizes a two-step process, where the carrying value of the reporting unit is compared to its fair value.  If the carrying value is less than the fair value, no impairment exists, and the second step is not performed.  However, if the carrying value is greater than the fair value, the second step is performed.  An impairment charge would be recognized for the amount that the carrying value of the goodwill exceeds its fair value.

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
December 31, 2012

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

The Company’s unrecognized tax benefits as of December 31, 2012 and 2011 are immaterial.  The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2012.  The Company has no material interest or penalties relating to income taxes recognized on the balance sheets as of December 31, 2012, and 2011.  As of December 31, 2012, returns for calendar years 2009 through 2011 remain subject to examination by the Internal Revenue Service and/or various state tax jurisdictions.

Financial Instruments

Fair values of the Company’s long-term obligations approximate their carrying values as the applicable interest rates approximate the current market rates or have variable rate characteristics.  The Company’s other financial instruments have fair values that approximate their respective carrying values due to their short maturities.

Reclassifications

Certain reclassifications have been made to prior period financial statements in order to conform to current period presentation.

Recent Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-04, "Technical Corrections and Improvements," (“ASU 2012-04”).  ASU 2012-04 amends current guidance by clarifying the FASB Accounting Standards Codification (“Codification”), correcting unintended application of guidance, or making minor improvements to the Codification. These amendments are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, the amendments included in ASU 2012-04 intend to make the Codification easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarifications. The amendments in ASU 2012-04 that will not have transition guidance will be effective upon issuance.  For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012.  The adoption of this standard is not expected to have a material effect on our consolidated financial statements.

In January 2013, the FASB issued ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” to clarify the scope of the disclosure requirements described in the FASB’s ASU No. 2011-11“Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”).  ASU No. 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  This update clarifies that the scope is limited to include derivatives or securities borrowing and lending transactions that are offset or subject to an enforceable master netting arrangement or similar agreement.  These updates are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013 applied retrospectively for comparative periods presented.  The adoption of this standard is not expected to have a material effect on our consolidated financial statements.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2012

In February 2013, the FASB issued ASU No.  2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income."  The standard requires companies to present, either in a single note or parenthetically on the face of the financial statements; the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification.  This ASU is effective prospectively for reporting periods beginning after December 15, 2012 which corresponds to the Company’s first fiscal quarter beginning January 1, 2013. The adoption of this is not expected to have a material effect on our consolidated financial statements.

2.       ACQUISITIONS

On December 28, 2012, the Company acquired all of the outstanding equity of Valent Aerostructures, LLC, (“Valent”), a provider of complex sub-assemblies and machined parts to airframe manufacturers in the commercial aerospace, business and regional, and military industries, is headquartered in Kansas City, Missouri, and was accounted for under the acquisition method of accounting.  Concurrent with the acquisition, the Company entered into a new credit agreement to fund the majority of the purchase price as described in Note 9 below.  The Company also issued $15,000 in common stock.  Operating results of Valent, which are not material to the Company's operations, have been included in the Company’s Aerostructures segment from the date of acquisition, and acquisition related costs of $4,860 were included in acquisitions expense.  The following table presents unaudited pro forma consolidated operating results for the Company for the years ended December 31, 2012 and 2011, as if Valent had been acquired as of the beginning of the periods presented:

	December 31,
	2012	2011

Net sales	$386,402	$340,551
Net income	12,899	10,152

Management believes the integration of Valent with its business will provide synergistic benefits, including increased scale, complementary product offerings, the ability to compete for larger and more complex design-build projects and enhanced project management capabilities, allowing the Company to drive further growth from existing platforms.

The following table summarizes the preliminary purchase price allocation for Valent at the date of acquisition:

Cash	$44
Accounts receivable	16,507
Inventory	27,978
Prepaid expenses and other current assets	640
Fixed assets	55,593
Intangible assets	46,546
Other long-term assets	1,575
Goodwill	123,584
Current liabilities assumed	(19,820)
Long-term liabilities assumed	(23,118)
Cost of acquisition	$229,529

Of the $46,546 acquired intangible assets, $45,600 was assigned to customer relationships with a weighted average useful life of 20.3 years; and the remaining $946 consists of trade names, trademarks and other intangibles and have a weighted average useful life of 5.5 years.  The fair value of the customer relationships was determined using the multi-period excess earnings method.  The fair value of trade names and trademarks was determined using the cost method.

The purchase price for Valent includes the estimated acquisition-date fair value of contingent consideration.  The estimated acquisition-date fair value of contingent consideration relates to an earn-out at the date of acquisition contingent upon the achievement of certain earnings levels during the one year earn-out period.  The maximum amounts payable is $40,000 of which no more than $25,000 is payable in 2014 with any remainder payable in 2015.  The estimated fair value of the earn-out at the date of acquisition is $7,950, and is included in accrued expenses.

The final determination of the fair value of certain assets acquired and liabilities assumed will be completed within the one year measurement period.  The size and timing of the Valent acquisition will necessitate the use of this measurement period to adequately analyze and assess a number of the factors used in establishing the asset and liability fair values as of the acquisition date.  Any potential adjustments made could be material in relation to the preliminary values presented above.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2012

On August 7, 2012, the Company acquired all of the shares of capital stock of TASS Inc. (“TASS”), an after-market engineering and support services firm.  Headquartered in Kirkland, Washington, TASS delivers engineering solutions to aircraft manufacturers, airlines, Maintenance, Repair and Overhaul companies and leasing companies worldwide.  The acquisition was funded by internal cash and by entering into a $1,000 note payable and was accounted for under the acquisition method of accounting.  Operating results of TASS, including revenues of $6,147 and loss from operation of $79, have been included in the Company’s Engineering Services segment from the date of acquisition, and acquisition related costs of $343 were included in selling, general and administrative expense.  The pro-forma operating results, as if the Company had completed the acquisition at the beginning of the periods presented, are not material to the Company’s operations and are not presented.

Management believes the acquisition of TASS, together with other initiatives, will augment the Company’s long and successful history with Boeing products and provide the Company with a global presence in the aftermarket engineering arena.  TASS also provides the Company the ability to internally source product support for parts manufactured by the Company in the global airline fleet.

The Company performed a valuation analysis to determine amounts allocated to the acquired assets and assumed liabilities, including various intangible assets.  The following table summarizes the purchase price allocation for TASS at the date of acquisition:

Cash	$617
Accounts receivable	1,979
Other assets	175
Fixed assets	196
Intangible assets	2,247
Goodwill	6,628
Current liabilities assumed	(1,362)
Cost of acquisition	$10,480

Of the $2,247 acquired intangible assets, $1,876 was assigned to customer relationships with a weighted average useful life of 11.9 years; and the remaining $371 consists of trademarks and other intangibles and have a weighted average useful life of 2.9 years.  The fair value of the customer relationships was determined using the discounted cash flow method.  The fair value of the trademarks was determined using the relief from royalty method.

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

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  The valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  There have been no changes in the methodologies used at December 31, 2012.  There were no transfers between levels during 2012 and 2011.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2012

	Assets at Fair Value as of December 31, 2012
	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurement:
Contingent consideration (1)	$7,950	$-	$-	$7,950

Non-recurring Fair Value Measurements:
Intangible assets, net (2)	48,793	-	-	48,793

					2011
					Total
	Assets at Fair Value as of December 31, 2011				Gains
	Total	(Level 1)	(Level 2)	(Level 3)	(Losses)
Recurring Fair Value Measurement:
Money market fund (3)	$7,503	$7,503	$-	$-	-

Non-recurring Fair Value Measurements:
Intangible assets, net (4)	17,642	-	-	17,642	$(1,163)
Contingent consideration (5)	-	-	-	-	1,235
					72

(1)	The Monte Carlo simulation was used with a normal probability distribution of the best estimate of EBITDA for 2013 to approximate fair value.

(2)	The fair values of intangibles relating to the 2012 acquisitions of TASS and Valent were determined by third parties in connection with the purchase and recorded at those values

(3)
Institutional Money Market: Valued at the closing price reported on the active markets on which the individual securities are traded (Level 1); included in cash and cash equivalents at December 31, 2011.  The money market fund was fully liquidated at its carrying value during the third quarter of 2012 to fund the TASS acquisition.

(4)
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

(5)
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

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2012

4.       ACCOUNTS RECEIVABLE NET

Accounts receivable, net consists of the following:

	December 31,
	2012	2011

Trade receivables	$50,876	$35,482
Unbilled revenue	12,372	6,347
Other receivables	6,198	1,250
	69,446	43,079
Less: Allowance for doubtful accounts	(287)	(359)
Accounts receivable, net	$69,159	$42,720

Under long-term contract accounting unbilled revenue on long-term contracts arise when the sales or revenues based on performance attainment, though appropriately recognized, cannot be billed yet under terms of the contract as of the balance sheet date.  Accounts receivable expected to be collected after one year are not material.

5.       INVENTORIES

Inventories consist of the following:

	December 31,
	2012	2011

Raw materials	$20,451	$9,437
Work in progress	20,012	9,387
Manufactured and purchased components	13,393	15,051
Finished goods	30,792	14,744
Product inventory	84,648	48,619
Capitalized contract costs	5,391	2,462
Total inventories	$90,039	$51,081

Inventoried costs include capitalized contract costs relating to programs and contracts with long-term production cycles, substantially all of which is not expected to be realized within one year.  The Company believes these amounts will be fully recovered.

6.       PROPERTY, PLANT AND EQUIPMENT

Depreciation expense (including amortization expense on software) recorded by the Company totaled $5,894, $5,219 and $5,152 for 2012, 2011 and 2010, respectively.

	December 31,
	2012	2011

Land	$1,455	$67
Buildings and improvements	18,676	199
Machinery and equipment	108,391	62,751
Leasehold improvements	10,559	7,462
Software and other	10,629	9,557
Construction in progress	7,168	2,427
Total gross property, plant and equipment	156,878	82,463
Less accumulated depreciation	(60,660)	(55,123)
Total net property, plant and equipment	$96,218	$27,340

See discussion in Note 9 regarding property, plant and equipment recorded as a result of capital leases.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2012

7.       GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table summarizes the net carrying amount of goodwill by segment at December 31, 2012 and 2011, respectively:

			Engineering
	Aerostructures		Services		Total
	2012	2011	2012	2011	2012	2011
Balance at December 31,

Gross Goodwill	$135,431	$11,847	$49,536	$42,908	$184,967	$54,755
Accumulated impairment loss	(5,653)	(5,653)	-	-	(5,653)	(5,653)

Net Goodwill	$129,778	$6,194	$49,536	$42,908	$179,314	$49,102

The net goodwill balance at December 31, 2012 consisted of $42,908 from the acquisition of D3 Technologies, Inc. (“D3”) in July 2007, $6,194 from the acquisition of Intec in January 2009, $6,628 from the acquisition of TASS in August 2012, and $123,584 from the acquisition of Valent in December 2012, and at December 31, 2011 only the D3 and Intec amounts.  Goodwill recorded as a result of the D3 and Intec acquisitions is not deductible for tax purposes.  Goodwill recorded as a result of the Valent and TASS acquisitions is deductible for tax purposes. The fair values of goodwill for Valent and TASS were determined by third parties in connection with the purchase and recorded at those values. The Company performed the goodwill impairment analyses for both reporting units in the fourth quarter of fiscal years 2012, excluding Valent and TASS, using a qualitative assessment, and in 2011, using the expected present value of future cash flows for D3 and the qualitative assessment for Intec.  This is considered to be level 3 in the fair value hierarchy.  No adjustment to goodwill was required based on the fourth quarter 2012 and 2011 analyses.

Intangible Assets

Intangible assets primarily consist of trademarks and customer intangibles resulting from the acquisitions of Versaform Corporation, D3, Intec, TASS, and Valent.  The trademark of $4,222 that resulted from acquisition of D3 was determined to have an indefinite life.  The remaining trademarks resulted from the acquisitions of Intec, TASS, and Valent and have a weighted average useful life of 4.5 years.  Customer intangibles have a weighted average useful life of 18.5 years.  Other intangible assets have a weighted average useful life of 5.3 years.  The carrying values were as follows:

	December 31,
	2012	2011

Trademarks	$5,000	$4,582
Customer intangible assets	68,991	21,515
Other	1,481	582
Accumulated amortization	(11,138)	(9,037)
Intangible assets, net	$64,334	$17,642

Intangibles amortization expense for 2012, 2011 and 2010 was $2,100, $3,185 and $2,137, respectively.  Amortization expense for 2011 includes $1,163 for the impairment loss as discussed in Note 3. Estimated annual amortization expense for these intangibles is as follows:

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2012

Year ending December 31,
2013	$4,647
2014	4,524
2015	4,359
2016	4,134
2017	3,915
Thereafter	38,533
Nonamortizeable	4,222
$64,334

8.       ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2012	2011

Accrued payroll	$3,362	$1,366
Accrued bonus	1,493	1,173
Accrued vacation & holiday	3,257	2,465
Accrued employee benefits	1,815	1,463
Accrued operating lease obligations	1,706	1,440
Contingent consideration	7,950	-
Accrued professional fees	754	896
Other	3,366	2,305
Total accrued expenses	$23,703	$11,108

9.       LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consist of the following:

	December 31,
	2012	2011

Revolver under credit agreement, variable	$6,236	$-
Term loan under credit agreement, variable	225,000	-
Missouri IRBs at fixed rate of 2.80% at December 31, 2012	8,113	-
Capital leases, at fixed rates ranging from 3.00% to 7.73% at December 31, 2012	15,316	-
Notes payable, principal and interest payable monthly, at fixed rates, up to 3.25% at December 31, 2012 and 6.48% to 6.70% at December 31, 2011	6,034	29
Total debt	260,699	29
Less current installments	5,632	29
Total long-term debt and capital lease obligations	$255,067	$-

On December 28, 2012, the Company entered into a credit agreement to provide new senior secured credit facilities to finance the Valent acquisition, refinance existing debt, and fund working capital requirements.  These new credit facilities include a revolving credit facility of up to $75,000 and a term loan facility of $225,000.  Borrowings under the facilities are secured by substantially all of the Company’s assets and bear interest at either the LIBOR rate plus a margin of up to 4.75% with a LIBOR floor of 1.25% or the alternate base rate (“ABR”) which is the highest of the following plus a margin of up to 3.75% with the applicable margin for the revolving credit facility being subject to a step-down grid based on the total leverage ratio of the company effective with the start of the second quarter of 2013:

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2012

•	Prime rate,
•	Federal funds rate plus 0.5%
•	The adjusted Eurodollar rate for an interest period of one month plus 1% or
•	The 2.25% ABR rate floor

The Company is required to pay a commitment fee of between 0.250% and 0.625% on the unused portion of the revolving credit facility.

The maturity dates are subject to acceleration upon breach of the financial covenants (consisting of a maximum total leverage ratio and senior leverage ratio and a minimum fixed charge coverage ratio) and other customary non-financial covenants contained in the credit agreement.  As of December 31, 2012, the Company was in compliance with all of its financial and non-financial covenants.  As part of the new credit facilities, we are required to enter into a hedging instrument to fix not less than 50% of the outstanding amount of the Term Loan for a three year period, at a minimum.  The revolving credit and term loan facilities mature on the fifth and sixth year anniversary dates of December 28, 2017 and 2018, respectively.

As part of the acquisition of Valent, the Company assumed debt and capital leases for buildings and equipment that were underwritten to service underlying Industrial Revenue Bonds (“IRBs”) with the City of Washington, Missouri and Fredonia, Kansas.  Monthly payments are scheduled in an amount sufficient to service the total principal and interest of the underlying bonds.  Interest ranges from 2.80% to 7.73% and mature between September 2020 and June 2032.  In addition, the Company assumed a note payable to a prior minority shareholder for $2,000 payable in monthly installments over 36 months.

The Company entered into various notes payable and a capital lease agreement for the purchase of certain equipment in 2012.  The notes are secured by certain equipment and payable in monthly installments including interest ranging from 2.45% - 2.56% through November 2019.  In connection with its acquisition of TASS on August 7, 2012, as discussed in Note 2 above, the company entered into a $1,000 note payable which is payable in full in August 2013 plus interest at 3.25%.

The gross amount of assets recorded under capital leases totaled $15,316 as of December 31, 2012 and is included in the related property, plant and equipment categories.  No material amortization expense nor accumulated amortization has been reported in the financial statements as all but one of the capital leases are due to the recent acquisition of Valent and were recorded at fair value and the aforementioned capital lease for certain equipment was not placed into service until December 31, 2012.  The Company has appropriately split the deferred financing fees between the revolving credit facility and term loan facility and will amortize the fees over their respective terms.  The long-term debt and capital lease payment obligations including the current portion thereof required in each of the next five years and thereafter are as follows:

	Long-Term
	Debt	Capital
Year ending December 31,	(Principal only)	Leases
2013	$4,691	$1,484
2014	3,766	1,626
2015	3,789	1,857
2016	3,145	1,856
2017	9,405	1,872
Thereafter	220,587	10,010
Total	245,383	18,705
Less: imputed interest	-	(3,389)
Total	$245,383	$15,316

10.      TREASURY STOCK TRANSACTIONS

The Company issued 102,986, net of forfeitures, 5,860 and 6,300 shares from treasury stock in 2012, 2011 and 2010, respectively, in conjunction with the exercise of certain employees’ options and grants of restrictive stock, but did not purchase any shares during those years.  The Company also utilized approximately 44,474 and 46,830 shares from treasury stock to match employee contributions in the Company’s 401(k) Plan in 2012 and 2011, respectively.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2012

11.     EARNINGS PER COMMON SHARE

Basic net income per common share is based upon the weighted average number of common shares outstanding.  Diluted net income per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect of restricted stock, using the if-converted methods.

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

	Year ended December 31,
	2012	2011	2010
Numerators
Net income	$16,487	$16,389	$12,931
Denominators
Weighted average common shares - basic	11,701,607	11,559,895	11,420,524

Dilutive effect of restricted stock	137,575	181,618	209,743
Dilutive effect of employee stock options	-	-	6,118

Weighted average common shares - diluted	$11,839,182	$11,741,513	$11,636,385

Basic earnings per share	$1.41	$1.42	$1.13

Diluted earnings per share	$1.39	$1.40	$1.11

12.   COMMITMENTS AND CONTINGENCIES

The Company leases certain facilities and equipment under various non-cancelable operating lease agreements that expire at various dates through 2025.  At December 31, 2012, the future minimum lease payments under operating leases with initial non-cancelable terms in excess of one year are as follows:

2013	$7,031
2014	6,193
2015	5,664
2016	5,066
2017	4,307
Thereafter	24,788
$53,049

Rent expense totaled $6,789, $6,546 and $6,714 in 2012, 2011 and 2010, respectively.

In December 2012, the Company entered into a commitment to finance a warehouse in Tulsa, Oklahoma through a $2,200 promissory note.  The note carries a 2.95% fixed rate payable in monthly payments of principal and interest with a balloon payment at maturity on December 28, 2017.  The note is secured by the property and guaranteed by the Company.

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

The Company has entered into employment agreements with certain members of senior management, the terms of which expire on January 1, 2014 through January 1, 2016.  The terms of these agreements are up to three years, include non-compete and non-disclosure provisions, and provide for defined severance payments in the event of termination.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2012

13.      DEFINED CONTRIBUTION PLANS

The Company sponsored four defined contribution plans in 2012:  the LMI Profit Sharing and Savings Plan (the “LMI Plan”), the Valent 401(k) and Simple IRA plans (the “Valent Plans”) and the TASS Inc. 401(k) Plan, the (“TASS Plan”).  The LMI Plan covers virtually all of the employees of the Company, except the employees of Valent and TASS, and is a profit sharing plan that allows discretionary profit sharing contributions by the Company.  The LMI Plan also includes a 401(k) component that allows employee deferrals and a discretionary matching contribution component, under which the Company may make contributions based upon a percentage of employee contributions up to a maximum of $1 annually per employee.  Employee deferrals and matching contributions to the LMI Plan are fully vested to the employee immediately upon contribution.  Profit sharing contributions by the Company to the LMI Plan become vested over time and are fully vested after six years.  No profit sharing contributions have been made to the LMI Plan for 2012, 2011, or 2010.  The Company recognized costs for matching contributions to the LMI Plan totaling $882, $806, and $798 in 2012, 2011, and 2010, respectively.  The Company’s matching contributions to the LMI Plan are determined and approved by the Board of Directors, which can be settled in cash or shares of LMI common stock.  For the years ended December 31, 2012, 2011, and 2010, the Company made matching contributions of 50% for each one dollar contributed by each participant up to a maximum employer matching contribution of $1.  In 2012, 2011, and 2010 the contribution was made in shares of the Company’s common stock.  The amount of the expense is calculated based on the formula described above and is not impacted by the value of the common stock, as the shares given are based on the dollar amount of the matching contribution.

The Valent Plans cover essentially all full-time employees of Valent.  Under these plans, participants may elect to have a portion of their salary contributed to the respective plans within certain limits.  Under the plans, the Company may contribute a discretionary matching contribution to the applicable plan.  The exact percentage, if any, will be determined each year and shall not exceed 3% of a participant’s compensation for the year.

The TASS Plan covers all of the employees of TASS effective on the first day of full-time employment.  Under this plan, participants may elect to have a portion of their salary contributed to the plan within certain limits. Under the plan, the Company may contribute a discretionary profit sharing and / or matching contribution to the plan.  The exact percentage, if any, will be determined each year and is not limited by the plan. Contributions by the Company to the plan become vested over time and are fully vested after five years.  The Company has not made any profit sharing contribution or matching contribution to the plan during the period in 2012 subsequent to the acquisition of TASS on August 7, 2012.

14.      STOCK-BASED COMPENSATION

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

All outstanding stock options were exercisable at December 31, 2010 and were exercised on or before January 19, 2011 at an exercise price of $2.00 per share.  The aggregate intrinsic value of options exercised during the years ended December 31, 2011 and 2010, based upon the market price on exercise date, were $126 and $239, respectively.

A summary of the activity for non-vested restricted stock awards under the Company’s share-based compensation plans is presented below:

	2012
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1	278,410	$16.42
Granted	108,646	19.19
Vested	(185,307)	15.43
Forfeited	(11,921)	19.83
Outstanding at December 31	189,828	$18.76

Common stock compensation expense related to restricted stock awards granted under the Plan was $1,494, $1,254 and $1,794 for the years ended December 31, 2012, 2011 and 2010, respectively. Total unrecognized compensation costs related to non-vested share-based awards granted or awarded under the Plan were $2,071 and $1,716 as of December 31, 2012 and 2011, respectively.  These costs are expected to be recognized over a weighted average period of 1.6 and 0.8 years as of December 31, 2012 and 2011, respectively. The fair value of restricted stock awards that vested during the years ended December 31, 2012, 2011 and 2010, based on the market price on the vesting date, was $3,199, $2,149 and $835, respectively.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2012

15.     INCOME TAXES

The temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred income tax assets and liabilities are as follows:

	December 31,
	2012	2011
Current deferred tax assets (liabilites):
Accrued vacation	$705	$663
Inventories	1,888	1,803
Stock award	522	962
Obligation under operating leases	587	437
Foreign NOL Carryforwards	261	-
Other	137	220
Total current deferred tax assets	4,100	4,085
Less: valuation allowance	(261)	-
Net deferred tax asset	3,839	4,085
Long-term deferred tax assets (liabilities):
Depreciation	(6,151)	(5,755)
Amortization of intangibles	(3,646)	(4,180)
Gain on sale of real estate	1,022	1,106
Long-term contract costs	(1,941)	(886)
Professional fees	1,946	86
Other	38	710
Total long-term deferred tax liabilities	(8,732)	(8,919)
Net deferred tax liabilities	$(4,893)	$(4,834)

The Company’s income tax provision attributable to income before income taxes consisted of the following for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Federal:
Current	$7,926	$5,658	$5,306
Deferred	(109)	1,149	(151)
	7,817	6,807	5,155

State
Current	346	225	355
Deferred	(10)	104	(14)
	336	329	341
Provision for income taxes	$8,153	$7,136	$5,496

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is as follows:

	2012	2011	2010
Federal taxes	$8,627	$8,235	$6,449
State and local taxes, net of federal benefit	336	329	341
Production deduction	(530)	(508)	(399)
Research and experimental and other tax credits	(300)	(665)	(470)
Other	20	(255)	(425)
Provision for income taxes	$8,153	$7,136	$5,496

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2012

16.     CUSTOMER AND SUPPLIER CONCENTRATION

Direct sales to our top four customers, The Boeing Company, Gulfstream Aerospace Corporation, Spirit AeroSystems and Bombardier, accounted for 20.8%, 16.1%, 13.0%, and 10.1% of our total revenues in 2012, respectively.  These revenues are reported by both the Aerostructures and Engineering Services segments.  Accounts receivable balances related to these customers were 11.3%, 5.6%, 27.9%, and 6.4% of the accounts receivable balance at December 31, 2012, respectively.

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

The Company did not have any sales to a foreign country greater than 10% of its total sales in 2012, 2011 and 2010, respectively.  The amounts of profitability and identifiable assets attributable to foreign sales activity are not material when compared with revenue, profitability, and identifiable assets attributed to United States domestic operations during 2012, 2011 and 2010.

The Company purchased approximately 51% of the raw materials used in production from two suppliers in 2012 and, 59% and 64% of the raw materials used in production from three suppliers in 2011 and 2010, respectively.  The Company has increased its capability to integrate components into higher level aerospace assemblies and to provide point of use kitting.  As a result, there was an increase in the use of third party suppliers for the purchase of strategic components.  During 2012 we purchased approximately 49% of the procured parts used in assembled products from three suppliers.  During 2011 and 2010 we purchased approximately 61% and 63% of the procured parts used in assembled products from four suppliers, respectively.

17.     BUSINESS SEGMENT INFORMATION

The Company is organized into two reportable segments: the Aerostructures segment and the Engineering Services segment.  The Aerostructures segment, which includes the recently acquired Valent, fabricates, machines, finishes, integrates, assembles and kits formed and machined close tolerance aluminum, specialty alloy and composite components for use by the aerospace and defense industries.  The Engineering Services segment, which includes the recently acquired TASS, provides a complete range of design, engineering and program management services supporting aircraft lifecycles from conceptual design, analysis and certification through production support, fleet support and service life extensions via a complete turnkey engineering solution.

Corporate assets, liabilities and expenses related to the Company’s corporate offices, except for interest expense and income taxes, primarily support the Aerostructures segment.  The table below presents information about reported segments on the basis used internally to evaluate segment performance:

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2012

	December 31,
	2012	2011	2010

Net sales:
Aerostructures	$174,983	$168,145	$149,259
Engineering Services	105,607	87,527	74,574
Eliminations	(1,961)	(1,632)	(477)
	$278,629	$254,040	$223,356

Gross profit
Aerostructures	$47,947	$44,966	$38,637
Engineering Services	20,270	14,615	12,788
Eliminations	91	69	75
	$68,308	$59,650	$51,500

Income from operations:
Aerostructures	$15,484	$18,334	$13,631
Engineering Services	10,480	6,522	5,359
Eliminations	91	68	75
	$26,055	$24,924	$19,065

Depreciation, amortization and other charges:
Aerostructures (1)	$5,532	$6,013	$4,843
Engineering Services	2,462	2,391	2,446
	$7,994	$8,404	$7,289

(1) Includes a $1,163 charge for impairment of intangible in 2011.

Interest expense:
Aerostructures	$(23)	$(5)	$(18)
Engineering Services	(25)	(12)	(14)
Corporate (2)	(1,723)	(652)	(664)
	$(1,771)	$(669)	$(696)

(2) Includes a $580 charge for deferred financing costs for the closed credit facility in 2012.

Capital expenditures:
Aerostructures (3)	$18,649	$8,716	$6,230
Engineering Services	880	1,551	921
	$19,529	$10,267	$7,151

Total assets:
Aerostructures	$446,902	$132,032
Engineering	81,062	72,574
	$527,964	$204,606

(3) Includes $746 for a capital lease for equipment in 2012.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2012

18.     QUARTERLY FINANCIAL DATA (UNAUDITED)

The results of any single quarter are not necessarily indicative of the Company’s results for the full year.  Earnings per share data is computed independently for each of the periods presented.  As a result, the sum of the earnings per share amounts for the quarter may not equal the total for the year.

2012	First	Second	Third	Fourth
Net sales	$66,749	$69,327	$70,636	$71,917
Gross profit	$16,518	$16,967	$18,584	$16,239
Net income (1)	$4,792	$5,105	$5,639	$951
Amounts per common share:
Net income	$0.41	$0.44	$0.48	$0.08
Net income - assuming dilution	$0.41	$0.43	$0.48	$0.08

2011	First	Second	Third	Fourth
Net sales	$60,899	$63,348	$64,767	$65,026
Gross profit	$14,558	$15,245	$15,332	$14,515
Net income	$4,269	$3,966	$4,078	$4,076
Amounts per common share:
Net income	$0.37	$0.34	$0.35	$0.35
Net income - assuming dilution	$0.37	$0.34	$0.35	$0.35

(1) The fourth quarter of 2012 includes $4,860 in acquisition fees related to Valent.

19.     SUBSEQUENT EVENT

On February 5, 2013, the Company completed the $350,000 syndication of borrowings incurred in connection with the acquisition of Valent and entered into the first amendment to the original credit agreement and to other loan documents. The amended credit agreement reflects the increase, in connection with the syndication, of the revolving credit facility to $125,000 from the initially-announced figure of $75,000.  Also, under the amended credit agreement, the term loan facility’s margin adjustment for the LIBOR rate option has decreased from a top level of 4.75% to 3.50% and the ABR rate option has decreased from 3.75% to 2.50% with a new provision that should the total leverage ratio decrease to less than 3.00:1:00, these margins will decrease 0.25% further to 3.25% and 2.25%, respectively.  The revolving credit facility’s margin adjustment rates which are subject to a step-down grid based on the Company’s total leverage ratio were also reduced from the initial rate of 4.75% to 4.00% for the LIBOR rate option and 3.75% to 3.00% for the ABR rate option.  Also, the commitment fee rate for a total leverage ratio of less than 1.50:1.00 of 0.250% was changed to 2.00:1.00 of 0.375%.  The LIBOR and ABR rate floors continue to be 1.25% and 2.25% for both facilities.  The maturity dates continue to be December 28, 2017 for the revolving credit facility and December 28, 2018 for the term loan facility, and the borrowings continue to be secured by substantially all of the Company’s assets.

LMI AEROSPACE, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Dollar amounts in thousands)
December 31, 2012

	Beginning Balance	Charge to Cost/ Expense	Other Charge to Cost/ Expense	Write-offs net of Recoveries	Ending Balance
Reserve for Accounts Receivable
Year ended December 31, 2010	$279	$(23)	$-	$(3)	$253
Year ended December 31, 2011	$253	$157	$-	$(51)	$359
Year ended December 31, 2012	$359	$(140)	$86	$(18)	$287

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(c) promulgated under the Exchange Act, as of December 31, 2012.  Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Report of Management Regarding Internal Control Over Financial Reporting

The management of LMI Aerospace is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this Report.  The consolidated financial statements and notes included in this Report have been prepared in conformity with accounting principles generally accepted in the United States of America and necessarily include some amounts that are based on management’s best estimates and judgments.

In order to produce reliable financial statements, management, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act.  Management evaluates the effectiveness of internal control over financial reporting and tests for reliability of recorded financial information through a program of ongoing internal audits.  Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected.  Also, because of changes in conditions, internal control effectiveness may vary over time.  Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.  The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of the Company’s consolidated operations except for TASS and Valent, which were acquired by the Company on August 7, 2012 and December 28, 2012, respectively.  The Company’s consolidated net sales for the fiscal year ended December 31, 2012 were $278.6 million, of which the acquired TASS and Valent operations represented $6.3 million or 2.3%.  The consolidated total assets as of December 31, 2012 were $528.0 million, of which assets associated with the acquired TASS and Valent operations represented approximately $284.3 million, or 53.8%.

Management, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, assessed the Company’s internal control over financial reporting as of December 31, 2012, as required by Section 404 of the Sarbanes-Oxley Act of 2002, based on the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework,” adopted by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2012, the Company’s internal control over financial reporting is effective.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an audit report on our internal control over financial reporting which is included in Item 8.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the three month period ending December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information regarding our directors required by Item 401 of Regulation S-K and the information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K will be included in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

The following is a list of our current executive officers, their ages, their positions with us and their principal occupations for at least the past five years.

Name	Age	Position

Ronald S. Saks	69	Chief Executive Officer and Director

Charles M. Newell	57	Co-President – Aerostructures Segment

Henry H. Newell	48	Co-President – Aerostructures Segment

Richard Johnson	62	President of D3, a wholly-owned subsidiary of the Company

Lawrence E. Dickinson	53	Vice President, Chief Financial Officer and Secretary

Robert T. Grah	58	Chief Operating Officer – Aerostructures Segment

Michael J. Biffignani	57	Chief Information Officer

Cynthia G. Maness	62	Vice President of Human Resources and Organizational Development

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

Charles M. Newell.  Mr. Newell was appointed Co-President – Aerostructures Segment at the time of the acquisition of Valent Aerostructures, LLC, in December 2012.  Prior to the acquisition, Mr. Newell co-managed and founded Tech Investments (2000), a private equity firm, which acquired 21 manufacturing companies and was the majority owner of Valent Aerostructures, where he served as the Chief Executive Officer.  Mr. Newell also served as President of Triumph Structural Components, President of Nu-Tech Industries (acquired by Triumph Group, Inc), served as president of several energy companies owned by Tech Investments’ principal partner and was an auditor for Touche Ross and Company.

Henry H. Newell.  Mr. Newell was appointed Co-President – Aerostructures Segment at the time of the acquisition of Valent, Aerostructures, LLC, in December 2012.  Prior to the acquisition, Mr. Newell co-managed and founded Tech Investments (2000) a private equity firm which acquired 21 manufacturing companies and was the majority owner of Valent Aerostructures, where he served as the Chief Executive Officer of Business Development.  Mr. Newell also served as President of Triumph Structural Components, President of Nu-Tech Industries (acquired by Triumph Group, Inc), served as president of several energy companies owned by Tech Investments’ principal partner and was an auditor for Ernst & Young.

Richard Johnson.  Mr. Johnson joined D3 as President in 2010.  Prior to his employment with the Company, Mr. Johnson was Vice President of Engineering with Gulfstream Aerospace where he was employed for 30 years.  Prior to Gulfstream, he was employed at Lockheed-Georgia as a structural engineering specialist.

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

The Board of Directors has established an Audit Committee within the meaning of Section 3(a)(58)(A) of the Exchange Act.  The Audit Committee currently consists of Mr. John M. Roeder (Chairman), Mr. John S. Eulich and Ms. Judith W. Northup, each an independent director in accordance with NASDAQ Rule 5605(a)(2).  In addition, the Board of Directors has determined that each member of the Audit Committee is independent under the standards of Rule 10A-3 promulgated under the Exchange Act and the requirements of NASDAQ Rule 5605(c)(2) and that Mr. Roeder qualifies as an audit committee financial expert under Item 407(d)(5) of Regulation S-K.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 402 of Regulation S-K regarding the compensation of the Company’s directors and executive officers will be included in its definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by Item 407(e)(4) and (e)(5) of Regulation S-K will be included in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s 2013 Annual Meeting of Shareholders under the captions “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 403 of Regulation S-K regarding the security ownership of our beneficial owners and our management and the information required by Item 201(d) of Regulation S-K regarding our equity compensation plans will be included in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s 2013 Annual Meeting of Shareholders and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 407(a) of Regulation S-K regarding director independence and Item 404 regarding transactions with related persons will be included in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information contained under the caption “Fees Billed by Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s 2013 Annual Meeting of Shareholders, which involves the election of directors, is incorporated herein by this reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Charles and State of Missouri on the 15th day of March, 2013.

LMI AEROSPACE, INC.

By:	/s/ Ronald S. Saks
Ronald S. Saks
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald S. Saks
Ronald S. Saks	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2013

/s/ Lawrence E. Dickinson
Lawrence E. Dickinson	Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 15, 2013

/s/ Joseph Burstein
Joseph Burstein	Chairman of the Board and Director	March 15, 2013

/s/ Sanford S. Neuman
Sanford S. Neuman	Assistant Secretary and Director	March 15, 2013

/s/ John M. Roeder
John M. Roeder	Director	March 15, 2013

/s/ John S. Eulich
John S. Eulich	Director	March 15, 2013

/s/ Judith W. Northup
Judith W. Northup	Director	March 15, 2013

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Articles of the Registrant previously filed as Exhibit 3.1 to the Registrant’s Form S-1 (File No. 333-51357) dated as of April 29, 1998 (the “Form S-1”) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Registrant previously filed as Exhibit 3.2 to the Form S-1 and incorporated herein by reference.

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

10.4
Lease Agreement dated September 4, 2003 between LMI Aerospace, Inc. and Kole Warehouses, including all amendments, for the premises located at 101 Coleman, Savannah, Georgia and filed as Exhibit 10.5 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008 and filed March 16, 2009 and incorporated herein by reference, as restated by that certain Restated Lease Agreement dated as of September 14, 2012 between Kole Warehouses, Inc. and LMI Kitting, LLC.

10.5
Lease Agreement dated March 24, 1997, including all amendments, between D3 Technologies, Inc. and H.G. Fenton Company for the premises located at 4838 Ronson Court, San Diego, California and filed as Exhibit 10.6 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008 and filed March 16, 2009 and incorporated herein by reference.

10.6
Lease Agreement dated June 23, 2005, including all amendments, between D3 Technologies, Inc. and Quadrant Park for the premises located at 8217-8223 44 th Avenue, Mukilteo, Washington and filed as Exhibit 10.7 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008 and filed March 16, 2009 and incorporated herein by reference.

10.7
Lease Agreement dated February 13, 2007 between LMI Finishing, Inc. and Angelo Gordon, successor in interest to CIT CRE LLC, for the premises located at 2104 N. 170 th St. East, Tulsa, Oklahoma and filed as Exhibit 10.8 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008 and filed March 16, 2009 and incorporated herein by reference.

10.8*
Master Agreement between the Registrant and Aviation Partners Boeing, LLC, dated October 25, 2007 filed as Exhibit 10.9 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008 and filed March 16, 2009 and incorporated herein by reference.

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

10.15
Lease Agreement dated April 2, 2001 between Peter Holz and Anna L. Holz, Trustees of the Peter and Anna L. Holz Trust dated 2/8/89, including all amendments, as to an undivided one-half interest, and Ernest R. Star and Linda Ann Zoettl, Trustees under the Ernest L. Star and Elizabeth H. Star 1978 Trust dated August 25, 1978, as to an undivided one-half interest, and Metal Corporation (now Tempco Engineering, Inc.) for the premises located at 11011-11021 Olinda Street, Sun Valley, California previously filed as Exhibit 10.27 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001 filed April 1, 2002 and incorporated herein by reference.

10.16
Lease Agreement dated April 2, 2001 between Tempco Engineering, Inc. and Metal Corporation for the premises located at 8866 Laurel Canyon Blvd., Sun Valley, California previously filed as Exhibit 10.28 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001 filed April 1, 2002 and incorporated herein by reference.

10.17
Lease Agreement between Versaform Corp. and Nonar Enterprises, including all amendments, dated September 12, 2003 for the premises located at 1345 Specialty Drive Suites A-E, 1391 Specialty Drive Suite B, 1351 Specialty Drive and 1377 Specialty Drive, Suites A, B, and C, Vista, California previously filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed November 14, 2003 and incorporated herein by reference.

10.18+
LMI Aerospace, Inc. 2005 Long-Term Incentive Plan, approved and adopted by shareholders of LMI Aerospace, Inc. on July 7, 2005, to enable LMI Aerospace, Inc. to provide long-term incentives to those directors, officers, employees and other individuals with significant responsibility for, or potential impact on, the success and growth of LMI Aerospace, Inc. and its subsidiaries, divisions and affiliated businesses, previously filed as Exhibit 10.1 in the Registrant’s Form 8-K filed July 13, 2005 and incorporated herein by reference.

10.19
General Terms Agreement between Spirit AeroSystems, Inc. (Tulsa Facility) and LMI Aerospace, Inc. dated October 14, 2005 previously filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed May 18, 2006 and incorporated herein by reference.

10.20
Special Business Provisions between Spirit AeroSystems, Inc. and LMI Aerospace, Inc. dated April 19, 2006 previously filed as Exhibit 10.2 to the Registrant’s Form 10-Q filed May 18, 2006 and incorporated herein by reference.

10.21
Lease Agreement between Leonard’s Metal, Inc. and Welsh Fountain Lakes, L.L.C., including all amendments dated June 9, 2006, for the premises located at 401-411 Fountain Lakes Blvd., St. Charles, Missouri previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed June 15, 2006 and incorporated herein by reference.

10.22	Memorandum of Agreement effective as of December 22, 2010 between LMI Aerospace, Inc. and Gulfstream Aerospace Corporation

10.23
Lease Agreement between Leonard’s Metal, Inc. and Angelo Gordon, successor in interest to CIT CRE LLC, dated as of December 28, 2006, including all amendments, for the premises located at 2629-2635 Esthner Court, Wichita, Kansas, 3600 Mueller Road, St. Charles, Missouri, and 3030-3050 North Highway 94, St. Charles, Missouri previously filed as Exhibit 10.3 to the Registrant’s Form 8-K filed January 3, 2007 and incorporated herein by reference.

10.24
Credit Agreement dated as of December 28, 2012, among the Registrant, certain subsidiaries of the Registrant, the lenders party thereto, Royal Bank of Canada, as Administrative Agent, and Wells Fargo Bank, National Association, as Syndication Agent, previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed January 4, 2013 and incorporated herein by reference.

10.25
Amendment No. 1 dated as of February 5, 2013, to the Credit Agreement and Other Loan Documents dated as of December 28, 2012, among the Registrant, certain subsidiaries of the Registrant, the lenders party thereto, Royal Bank of Canada, as Administrative Agent, and Wells Fargo Bank, National Association, as Syndication Agent, previously filed as Exhibit 10.1 to the Registrant’s Form 8-K/A filed February 7, 2013 and incorporated herein by reference.

10.26+
Employment Agreement effective November 1, 2010 between D3 Technologies, Inc., a wholly owned subsidiary of the Registrant and Richard L. Johnson, previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed October 21, 2010 and incorporated herein by reference.

10.27+
First Amendment to Employment Agreement dated effective December 31, 2011 between the D3 Technologies, Inc., a wholly owned subsidiary of the Registrant and Richard L. Johnson, previously filed as Exhibit 10.4 to the Registrant’s Form 8-K filed February 28, 2011 and incorporated herein by reference.

10.28+
Second Amendment to Employment Agreement dated as of February 22, 2011 between D3 Technologies, Inc., a wholly owned subsidiary of Registrant, and Richard L. Johnson previously filed as Exhibit 10.5 to the Registrant’s Form 8-K filed February 28, 2011 and incorporated herein by reference.

10.29
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

10.33+
First Amendment dated as of October 15, 2012 to Employment Agreement dated effective January 1, 2011 between the Registrant and Lawrence E. Dickinson, previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed October 22, 2012 and incorporated herein by reference.

10.34
Membership Interest Purchase Agreement, dated as of December 5, 2012, among the Registrant, Valent Aerostructures, LLC, and the members of Valent Aerostructures, LLC, previously filed as Exhibit 2.1 to the Registrant’s Form 8-K filed December 6, 2012 and incorporated herein by reference.

10.35+
Employment Agreement effective January 1, 2013 between the Registrant and Charles M. Newell, previously filed as Exhibit 10.2 to the Registrant’s Form 8-K filed January 4, 2013 and incorporated herein by reference.

10.36+
Employment Agreement effective January 1, 2013 between the Registrant and Henry H. Newell, previously filed as Exhibit 10.3 to the Registrant’s Form 8-K filed January 4, 2013 and incorporated herein by reference.

10.37	Lease agreement dated July 15, 2012 between the City of Coweta and Accu-Tec Enterprises, Ltd., regarding the real property commonly referred to as 26730 East 111th Street South, Coweta, Oklahoma including the Estoppel Certificate, dated November 9, 2009, executed by the city of Coweta.

10.38	Lease agreement dated April 1, 2012 between City of Fredonia, KS and Valent Acrostructures, LLC

10.39	Lease, dated October 11, 2001, as amended by the First Amendment to Lease, dated July 17, 2003, the Second Amendment to Lease, dated November 15, 2003, the Third Amendment to Lease, dated December 31, 2008, the Fourth Amendment to Lease, dated March 1, 2010, and the Fifth Amendment to Lease, dated May 24, 2011, between College Crossing Associates, LLC (as successor to Welsh Lenexa II, LLC) and Valent Aerostructures-Lenexa, LLC (as successor to CT Systems, L.LC. as successor to Cable-Tech Industries, L.L.C.), regarding certain real property located at 11064 Strang Line Road, Lenexa, Kansas.

10.40	Sublease Agreement dated September 3, 2010 between Washington Civic Industrial Corp. and Valent Aerostructures, LLC, regarding certain real property located at 6325 Avantha Drive, Washington, Missouri 63090.

10.41	General contract provisions of Spirit Aerosystems, Inc and Master Order Agreements, Special Business Provisions, Customer Specific Supplemental Terms and other contracts that contain additional general terms between Spirit Aerosystems, Inc and Valent Aerostructures, LLC or a subsidiary thereof.

14	Code of Business Conduct and Ethics, filed as Exhibit 14.1 to the Registrant’s Form 10-K/A for the fiscal year ended December 31, 2003 filed May 6, 2004 and incorporated herein by reference.

21.1	List of Subsidiaries of the Registrant filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP filed herewith.

31.1	Rule 13a-14(a) Certification of Ronald S. Saks, Chief Executive Officer filed herewith.

31.2	Rule 13a-14(a) Certification of Lawrence E. Dickinson, Chief Financial Officer filed herewith.

32.1	Certification of Ronald S. Saks, Chief Executive Officer, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification of Lawrence E. Dickinson, Vice President, Chief Financial Officer and Secretary, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 filed herewith.

101.ins	Instance Document

101.sch	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document

101.def	XBRL Taxonomy Extension Definition Linkbase Document

101.lab	XBRL Taxonomy Extension Label Linkbase Document

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contract or compensatory plan or arrangement required to be filed as exhibit to this report.

*
The Company has received confidential treatment of the redacted portions of this exhibit pursuant to Rule  24b-2, under the Exchange Act and has separately filed a complete copy of this exhibit with the SEC.