Form 10-Q
period 2013-03-31
LMI AEROSPACE INC
filed 2013-05-10
CIK 1059562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________

Commission file number: 000-24293

LMI AEROSPACE, INC.
(Exact name of registrant as specified in its charter)

Missouri	43-1309065
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

411 Fountain Lakes Blvd.
St. Charles, Missouri	63301
(Address of principal executive offices)	(Zip Code)

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

On May 3, 2013, there were 12,847,963 shares of our common stock, par value $0.02 per share, outstanding.

LMI AEROSPACE, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDING MARCH 31, 2013

PART I. FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

LMI Aerospace, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)
(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$771	$4,347
Accounts receivable, net	83,081	69,159
Inventories	97,614	90,039
Prepaid expenses and other current assets	5,751	5,655
Deferred income taxes	3,839	3,839
Total current assets	191,056	173,039

Property, plant and equipment, net	104,080	96,218
Goodwill	179,592	179,314
Intangible assets, net	63,172	64,334
Other assets	14,114	15,059
Total assets	$552,014	$527,964

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$31,621	$30,471
Accrued expenses	25,847	23,703
Current installments of long-term debt and capital lease obligations	6,093	5,632
Total current liabilities	63,561	59,806

Long-term liabilities:
Long-term debt and capital lease obligations, less current installments	272,629	255,067
Other long-term liabilities	3,347	3,405
Deferred income taxes	8,732	8,732
Total long-term liabilities	284,708	267,204

Shareholders’ equity:
Common stock, $0.02 par value per share; authorized 28,000,000 shares; issued 12,860,023 shares at March 31, 2013 and December 31, 2012	257	257
Preferred stock, $0.02 par value per share; authorized 2,000,000 shares; none issued at either date	-	-
Additional paid-in capital	91,646	90,839
Accumulated other comprehensive loss	(331)	(49)
Treasury stock, at cost, 11,168 shares at March 31, 2013 and 101,622 shares at December 31, 2012	(53)	(482)
Retained earnings	112,226	110,389
Total shareholders’ equity	203,745	200,954
Total liabilities and shareholders’ equity	$552,014	$527,964

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Sales and service revenue
Product sales	$82,114	$40,165
Service revenues	23,952	26,584
Net sales	106,066	66,749
Cost of sales and service revenue
Cost of product sales	65,138	27,385
Cost of service revenues	20,874	22,846
Cost of sales	86,012	50,231
Gross profit	20,054	16,518

Selling, general and administrative expenses	13,981	9,080
Income from operations	6,073	7,438

Other income (expense):
Interest expense	(4,113)	(201)
Other, net	480	169
Total other expense	(3,633)	(32)

Income before income taxes	2,440	7,406
Provision for income taxes	603	2,614
Net income	1,837	4,792
Other comprehensive income (expense):
Change in foreign currency translation adjustment	(122)	-
Unrealized loss on interest rate hedges net of tax of $94	(161)	-
Other comprehensive income (expense):	(283)	-
Total comprehensive income	$1,554	$4,792

Amounts per common share:
Net income per common share	$0.15	$0.41

Net income per common share assuming dilution	$0.14	$0.41

Weighted average common shares outstanding	12,582,207	11,618,008

Weighted average dilutive common shares outstanding	12,693,657	11,783,241

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Operating activities:
Net income	$1,837	$4,792
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	4,791	1,936
Restricted stock compensation	360	375
Other noncash items	(258)	(150)
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	(13,653)	(4,678)
Inventories	(7,469)	(4,311)
Prepaid expenses and other assets	(558)	(1,291)
Current income taxes	972	2,466
Accounts payable	947	(822)
Accrued expenses	2,569	2,111
Net cash (used) provided by operating activities	(10,462)	428
Investing activities:
Additions to property, plant and equipment	(12,592)	(2,909)
Other, net	1,866	27
Net cash used by investing activities	(10,726)	(2,882)
Financing activities:
Proceeds from issuance of debt	5,750	-
Principal payments on long-term debt and notes payable	(1,138)	-
Advances on revolving line of credit	29,500	-
Payments on revolving line of credit	(16,500)	-
Other, net	-	80
Net cash provided by financing activities	17,612	80
Net decrease in cash and cash equivalents	(3,576)	(2,374)
Cash and cash equivalents, beginning of period	4,347	7,868
Cash and cash equivalents, end of period	$771	$5,494

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2013

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair representation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission.

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

Recent Accounting Standards

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-5, "Foreign Currency Matters" (“ASU 2013-5”). The amendments in ASU 2013-5 resolve the diversity in practice about whether current literature applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, the amendments in ASU 2013-5 resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. ASU 2013-5 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

2. Acquisitions

On December 28, 2012, the Company acquired all of the outstanding equity of Valent Aerostructures, LLC, (“Valent”), a provider of complex sub-assemblies and machined parts to airframe manufacturers in the commercial aerospace, business and regional, and military industries. Valent is headquartered in Kansas City, Missouri, and the acquisition was accounted for under the acquisition method of accounting. Concurrent with the acquisition, the Company entered into a new credit agreement to fund the majority of the purchase price of $229,529 as described in Note 7 below. The Company also issued $15,000 in common stock. The purchase price for Valent also includes the estimated acquisition date fair value of contingent consideration related to an earn-out at the date of acquisition contingent upon the achievement of certain earnings levels during the one year earn-out period. The maximum amount payable is $40,000, of which no more than $25,000 is payable in 2014 with any remainder payable in 2015. The estimated fair value of the earn-out at the date of acquisition was $7,950 and is included in accrued expenses. The final determination of the fair value of certain assets acquired and liabilities assumed will be completed within the one year measurement period. The size and timing of the Valent acquisition will necessitate the use of this measurement period to adequately analyze and assess a number of the factors used in establishing the asset and liability fair values as of the acquisition date. Any potential adjustments made could be material in relation to the preliminary values recorded on the acquisition date. Operating results of Valent have been included in the Company’s Aerostructures segment from the date of acquisition.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2013

On August 7, 2012, the Company acquired all of the shares of capital stock of TASS Inc. (“TASS”), an after-market engineering and support services firm for $10,480. Headquartered in Kirkland, Washington, TASS delivers engineering solutions to aircraft manufacturers, airlines, Maintenance, Repair and Overhaul companies and leasing companies worldwide. The acquisition was funded by internal cash and by entering into a $1,000 note payable and was accounted for under the acquisition method of accounting. Operating results of TASS have been included in the Company’s Engineering Services segment from the date of acquisition.

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

Following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There were no transfers between levels during the three months ended March 31, 2013 and the year ended December 31, 2012.

	Assets/Liabilities at Fair Value as of March 31, 2013
Recurring Fair Value Measurements:	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Contingent consideration (1)	$7,950	$-	$-	$7,950
Interest Rate Derivatives (2)	255	-	255	-
	$8,205	$-	$255	$7,950

	Assets/Liabilities at Fair Value as of December 31, 2012
Recurring Fair Value Measurements:	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Contingent consideration (1)	$7,950	$-	$-	$7,950

(1)	The Monte Carlo simulation was used with a normal probability distribution of the best estimate of EBITDA for 2013 to approximate fair value.

(2)	The fair value of interest rate derivatives are the amount the company would receive or pay to terminate the contracts, considering quoted market prices of comparable agreements.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2013

4. Accounts Receivable, Net

Accounts receivable, net consists of the following:

	March 31,	December 31,
	2013	2012

Trade receivables	$57,385	$50,876
Unbilled revenue	20,969	12,372
Other receivables	5,001	6,198
	83,355	69,446
Less: Allowance for doubtful accounts	(274)	(287)
Accounts receivable, net	$83,081	$69,159

Under contract accounting, unbilled revenue on long-term contracts arise when the sales or revenues based on performance attainment, though appropriately recognized, cannot be billed yet under terms of the contract as of the balance sheet date. Accounts receivable expected to be collected after one year is not material.

5. Inventories

Inventories consist of the following:

	March 31,	December 31,
	2013	2012

Raw materials	$16,673	$14,946
Work in progress	22,250	20,012
Manufactured and purchased components	20,920	18,702
Finished goods	29,910	30,988
Product inventory	89,753	84,648
Capitalized contract costs	7,861	5,391
Total inventories	$97,614	$90,039

Inventoried costs include capitalized contract costs relating to programs and contracts with long-term production cycles, substantially all of which is not expected to be realized within one year. The Company believes these amounts will be fully recovered.

6. Goodwill and Intangible Assets

Goodwill

The net goodwill balance at March 31, 2013 consisted of $42,908 from the acquisition of D3 Technologies, Inc. (“D3”) in July 2007, $6,194 from the acquisition of Integrated Technologies, Inc. (“Intec”) in January 2009, $6,628 from the acquisition of TASS in August 2012, and $123,862 from the acquisition of Valent in December 2012. The net goodwill balance at December 31, 2012 consisted of $42,908 from the acquisition of D3 Technologies, Inc. (“D3”) in July 2007, $6,194 from the acquisition of Integrated Technologies, Inc. (“Intec”) in January 2009, $6,628 from the acquisition of TASS in August 2012, and $123,584 from the acquisition of Valent in December 2012.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2013

Intangible Assets

Intangible assets primarily consist of trademarks and customer intangibles resulting from the acquisitions of Versaform Corporation, D3, Intec, TASS, and Valent. The trademark of $4,222 that resulted from acquisition of D3 was determined to have an indefinite life. The carrying values were as follows:

	March 31,	December 31,
	2013	2012

Trademarks	$5,000	$5,000
Customer intangible assets	68,991	68,991
Other	1,481	1,481
Accumulated amortization	(12,300)	(11,138)
Intangible assets, net	$63,172	$64,334

Intangibles amortization expense was $1,162 and $494 for the three months ended March 31, 2013 and 2012, respectively. The accumulated amortization balances at March 31, 2013 were $314 for trademarks, $11,409 for customer intangible assets, and $577 for other intangible assets. The accumulated amortization balances at December 31, 2012 were $261 for trademarks, $10,360 for customer intangible assets, and $517 for other intangible assets. The carrying value of goodwill and intangible assets with indefinite lives is assessed at least annually, during the fourth quarter, unless a triggering event occurs, and an impairment charge is recorded if appropriate. There were no triggering events in the first quarter of 2013.

7. Long-term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following:

	March 31,	December 31,
	2013	2012

Term loan under credit agreement, variable	$224,437	$225,000
Revolver under credit agreement, variable	19,236	6,236
Capital leases, at fixed rates ranging from 2.04% to 7.73% at March 31, 2013 and 3.00% to 7.73% at December 31, 2012	15,430	15,316
Notes payable, principal and interest payable monthly, at fixed rates, up to 3.60% at March 31, 2013 and up to 3.25% at December 31, 2012	11,554	6,034
Missouri IRBs at fixed rate of 2.80% at March 31, 2013 and December 31, 2012	8,065	8,113
Total debt	278,722	260,699
Less current installments	6,093	5,632
Total long-term debt and capital lease obligations	$272,629	$255,067

On December 28, 2012, the Company entered into a credit agreement to provide new senior secured credit facilities to finance the Valent acquisition, refinance existing debt, and fund working capital requirements. This agreement was amended on February 5, 2013 in conjunction with its completed syndication increasing the Company’s borrowing limit and reducing its rates. The amended credit agreement provides for credit facilities that include a revolving credit facility of up to $125,000 and a term loan facility of $225,000. Borrowings under the term and revolving credit facilities are secured by substantially all of the Company’s assets and bear interest at either the LIBOR rate plus a margin of up to 3.50% and 4.00%, respectively, with a LIBOR floor of 1.25% or the alternate base rate (“ABR”) which is the highest of the following plus a margin of up to 2.50% and 3.00% , respectively, with the applicable margins of the facilities subject to a step down and a step-down grid, respectively, based on the total leverage ratio of the company effective with the start of the second quarter of 2013:

•	Prime rate,
•	Federal funds rate plus 0.5%,
•	The adjusted Eurodollar rate for an interest period of one month plus 1% or,
•	The 2.25% ABR rate floor.

The Company is required to pay a commitment fee of between 0.375% and 0.625% on the unused portion of the revolving credit facility, depending on the leverage ratio. The maturity dates are subject to acceleration upon breach of the financial covenants (consisting of a maximum total leverage ratio and a minimum fixed charge coverage ratio) and other customary non-financial covenants contained in the credit agreement. As of March 31, 2013, the Company was in compliance with all of its financial and non-financial covenants.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2013

On March 28, 2013, the Company entered into a $3,550 promissory note at a 3.60% fixed interest rate to finance the purchase of a corporate aircraft. Also in the first quarter, the Company signed a $2,200 promissory note at a 2.95% fixed interest rate to finance a building in Tulsa, Oklahoma and a capital lease agreement for the purchase of office furnishings for $411 at a 3.85% interest rate.

8. Derivative Financial Instrument

The Company has interest rate risk with respect to interest expense on variable rate debt. At March 31, 2013, the Company had $243,673 variable rate debt outstanding. On March 28, 2013, in compliance with its credit agreement, the Company entered into purchased option and swap derivative contracts to hedge against the potential impact on earnings from an increase in market interest rates associated with the interest payments on its variable rate term credit facility. The objective of the hedge transactions is to reduce the variability of cash flows due to changes in the designated benchmark interest rate on $112,500 of the term debt. The purchased options have a strike price of 1.25%, based on 30-day LIBOR with maturity dates each month from April 28, 2013 through December 31, 2014 with payment dates coinciding directly with the term debt. The interest rate swap is effective from December 31, 2014 through December 31, 2015. This derivative is an interest rate swap that effectively swaps a notional amount of $112,500 from the floating interest rate for a floating LIBOR rate with a floor of 1.25% for a 1.63% fixed interest rate. The derivatives were recognized in the Condensed Consolidated Balance Sheets at fair value as current liabilities, at March 31, 2013 as follows:

Derivative Liabilities	Location in Condensed Consolidated Balance Sheet	March 31, 2013
Derivatives designated as hedging instruments:
Interest rate derivatives at fair value	Accrued Expenses	$255

The Company has designated and accounts for this swap and purchased options as cash flow hedges of interest rate risk. For a cash flow hedge, the Company reports the gain or loss, net of taxes, from the effective portion of the hedge as a component of Accumulated Other Comprehensive Income (“AOCI”) deferring it and reclassifying it into earnings in the same period or periods in which the hedged transaction affects earnings and in the same line item on the Condensed Consolidated Statements of Comprehensive Income as the impact of the hedged transaction. Amounts reported in AOCI related to these derivatives are reclassified from AOCI to earnings as interest payments are made on the Company’s term credit facility debt in amounts necessary to convert the floating rate interest expense into fixed rate interest expense. The terms of these derivatives and the variable rate debt coincide making it highly effective so no amounts were excluded from the assessment of hedge effectiveness and any ineffectiveness portion has not been, and is not expected to be, significant. The Company does not use derivative instruments for trading or speculative purposes.

The following amounts are included in AOCI and earnings for the three months ended March 31, 2013:

	Net of Tax
Derivatives in Cash Flow Hedging Relationship	Effective portion of Loss Recognized in AOCI on Derviatives	Effective Portion of Loss Reclassified from AOCI into Earnings(1)
Three Months Ended March 31, 2013
Interest rate derivatives	$161	$-

(1)	No amounts related to the interest rate derivatives were reclassified from AOCI to interest expense during the period.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2013

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

	March 31,
	2013	2012
Numerators
Net income	$1,837	$4,792
Denominators
Weighted average common shares - basic	12,582,207	11,618,008

Dilutive effect of restricted stock	111,450	165,233

Weighted average common shares - diluted	12,693,657	11,783,241

Basic earnings per share	$0.15	$0.41

Diluted earnings per share	$0.14	$0.41

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

A summary of the activity for non-vested restricted stock awards under the Company’s share-based compensation plans is presented below:

	2013
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1	189,828	$18.76
Granted	49,550	22.31
Vested	-	-
Forfeited	-	-
Outstanding at March 31	239,378	$19.50

Common stock compensation expense related to restricted stock awards granted under the Plan was $360 and $375 for the three months ended March 31, 2013 and 2012, respectively.

Total unrecognized compensation costs related to non-vested share-based awards granted or awarded under the Plan were $2,817 and $2,071 at March 31, 2013 and December 31, 2012, respectively. These costs are expected to be recognized over a weighted average period of 1.8 and 1.6 years, respectively.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2013

11. Business Segment Information

The Company is organized into two reportable segments: the Aerostructures segment and the Engineering Services segment. The Aerostructures segment fabricates, machines, finishes, integrates, assembles and kits formed and machined close tolerance aluminum, specialty alloy and composite components for use by the aerospace and defense industries. The Engineering Services segment provides a complete range of design, engineering and program management services supporting aircraft lifecycles from conceptual design, analysis and certification through production support, fleet support and service life extensions via a complete turnkey engineering solution.

Corporate assets, liabilities and expenses related to the Company’s corporate offices, except for interest expense and income taxes, primarily support, and are recorded in, the Aerostructures segment. The table below presents information about reported segments on the basis used internally to evaluate segment performance:

	Three Months Ended
	March 31,
	2013	2012

Net sales:
Aerostructures	$83,014	$41,482
Engineering Services	23,646	25,567
Eliminations	(594)	(300)
	$106,066	$66,749

Income from operations:
Aerostructures	$5,428	$4,754
Engineering Services	649	2,678
Eliminations	(4)	6
	$6,073	$7,438

12. Customer Concentration

Direct sales, through both of its business segments, to the Company’s largest customer, Spirit Aerosystems (“Spirit”), accounted for 28.7% and 12.4% of the Company’s total revenues for the three months ended March 31, 2013 and 2012, respectively. Accounts receivable balances related to Spirit were 27.8% and 27.9% of the Company’s total accounts receivable balance at March 31, 2013 and December 31, 2012, respectively.

Direct sales, through both of its business segments, to the Company’s second largest customer, Gulfstream Aerospace Corporation, a General Dynamics company (“Gulfstream”), accounted for 18.2% and 15.9% of the Company’s total revenues for the three months ended March 31, 2013 and 2012, respectively. Accounts receivable balances related to Gulfstream were 14.6% and 5.6% of the Company’s total accounts receivable balance at March 31, 2013 and December 31, 2012, respectively.

Direct sales, through both of its business segments, to the Company’s third largest customer, The Boeing Company (“Boeing”), accounted for 17.8% and 20.5% of the Company’s total revenues for the three months ended March 31, 2013 and 2012, respectively. Accounts receivable balances based on direct sales related to Boeing were 9.2% and 11.3% of the Company’s total accounts receivable balance at March 31, 2013 and December 31, 2012, respectively.

13. Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2013 and 2012 was 24.7% and 35.3%, respectively. During the three months ended March 31, 2013, the Company recognized a benefit of $300 resulting from the enactment of the American Taxpayer Relief Act in January 2013, which extended retroactively, the federal research and development credit for two years from January 1, 2012 through December 31, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. The Company makes forward-looking statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q, which represent the Company’s expectations or beliefs about future events and financial performance. When used in this report, the words “expect,” “believe,” “anticipate,” “goal,” “plan,” “intend,” “estimate,” “may,” “will” or similar words are intended to identify forward-looking statements. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events or results. Such statements are subject to known and unknown risks, uncertainties and assumptions, including those referred to under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “2012 Form 10-K”) and otherwise described in the Company’s periodic filings and current reports filed with the Securities and Exchange Commission (the “SEC”).

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

This Quarterly Report on Form 10-Q should be read completely, in conjunction with our 2012 Form 10-K and with the understanding that the Company’s actual future results may be materially different from what the Company expects. All forward-looking statements made by the Company in this Quarterly Report on Form 10-Q and in the Company’s other filings with the SEC are qualified by these cautionary statements.

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the Company to make estimates and assumptions. (See Note 1 of the Condensed Consolidated Financial Statements included as part of this Quarterly Report on Form 10-Q.)

The Company believes that certain significant accounting estimates have the potential to have a more significant impact on the financial statements either because of the significance of the financial statements to which they relate or because they involve a higher degree of judgment and complexity. A summary of such critical accounting estimates can be found in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s 2012 Form 10-K.

Recent Events

On February 5, 2013, the Company completed the $350.0 million syndication of borrowings incurred in connection with the acquisition of Valent and, on the same date, entered into the first amendment to the original credit agreement and to other loan documents. The amended credit agreement reflects the increase, in connection with the syndication, of the revolving credit facility to $125.0 million from $75.0 million. Also, under the amended credit agreement, the term loan facility’s margin adjustment for the LIBOR rate option has decreased from a top level of 4.75% to 3.50% and the ABR rate option was decreased from 3.75% to 2.50% subject to a further reduction to 3.25% and 2.25%, respectively, in the event the total leverage ratio decreases to less than 3.00:1:00. The revolving credit facility’s margin adjustment rates which are subject to a step-down grid based on the Company’s total leverage ratio were also reduced from the initial rate of 4.75% to 4.00% for the LIBOR rate option and 3.75% to 3.00% for the ABR rate option. As amended, the commitment fee rate for a total leverage ratio of less than 1.50:1.00 of 0.250% was changed to 2.00:1.00 of 0.375%. The LIBOR and ABR rate floors are 1.25% and 2.25%, respectively, for both facilities. The maturity dates are December 28, 2017 for the revolving credit facility and December 28, 2018 for the term loan facility, and the borrowings continue to be secured by substantially all of the Company’s assets.

Overview

We are a leading supplier of structural assemblies, kits and components, and design engineering services to the aerospace and defense markets. We primarily sell our products and services to the large commercial, corporate and regional, and military aircraft markets. Historically, our business was primarily dependent on the large commercial aircraft market, specifically with one principal customer. In order to diversify our product and customer base, we implemented an acquisition and marketing strategy in the late 1990s that has broadened the number of industries to which we sell our products and services and, within the aerospace industry, diversified our customer base to reduce our dependence on any one principal customer. We view that our acquisition of Valent in December 2012 increased the scale of our operations by expanding our product and service offerings, deepening our program management skills, and increasing our assembly and complex machining capabilities. This is enabling us to compete for larger and more complex assemblies and design-build projects. We believe that original equipment manufacturers and Tier 1 aerospace companies will continue the trend of selecting their suppliers based upon the breadth of more complex and sophisticated design and manufacturing capabilities and value-added services and the ability of their suppliers to manage large production programs.

Results of Operations

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Consolidated Operations

The following table is a summary of our operating results for the three months ended March 31, 2013 and 2012, respectively:

	Three Months Ended
	March 31, 2013
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$83.1	$23.6	$(0.6)	$106.1
Cost of sales	66.5	20.1	(0.6)	86.0
Gross profit	16.6	3.5	-	20.1
S, G, & A	11.1	2.9	-	14.0
Income from operations	$5.5	$0.6	$-	$6.1

	Three Months Ended
	March 31, 2012
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$41.5	$25.5	$(0.3)	$66.7
Cost of sales	29.7	20.8	(0.3)	50.2
Gross profit	11.8	4.7	-	16.5
S, G, & A	7.0	2.1	-	9.1
Income from operations	$4.8	$2.6	$-	$7.4

Aerostructures Segment

Net Sales. Net sales were $83.1 million for the first quarter of 2013, a 100.2% increase from $41.5 million in the first quarter of 2012. This increase is primarily attributable to the acquisition of Valent which contributed $30.6 million in net sales for the first quarter of 2013. The following table specifies the amount of the Aerostructures segment’s net sales by category for the first quarter of 2013 and 2012 and the percentage of the segment’s total net sales for each period represented by each category:

	Three Months Ended March 31,
Category	2013	% of Total	2012	% of Total
	($ in millions)
Large commercial aircraft	$37.5	45.1%	$16.5	39.8%
Corporate and regional aircraft	25.8	31.1%	13.4	32.3%
Military	14.0	16.8%	9.1	21.9%
Other	5.8	7.0%	2.5	6.0%
Total	$83.1	100.0%	$41.5	100.0%

Large commercial aircraft generated net sales of $37.5 million for the first quarter of 2013 compared to $16.5 million for the first quarter of 2012, an increase of 127.3%. Valent contributed $18.5 million in the first quarter of 2013. The most significant increase was in the Boeing 737 platform which generated $20.7 million in the first quarter of 2013 compared to $5.7 million in the first quarter of 2012, primarily due to the inclusion of Valent. Other increases that positively affected net sales occurred in the Boeing 747, 777 and 787 platforms which generated $5.3 million, $3.9 million and $1.4 million, respectively, in the first quarter of 2013 compared to $4.1 million, $2.3 million and $0.3 million, respectively, in the first quarter of 2012. Valent contributed $0.8 million, $0.9 million and $0.5 million of the increases in the 747, 777 and 787 platforms, respectively.

Net sales of components for corporate and regional aircraft were $25.8 million for the first quarter of 2013 compared to $13.4 million for the first quarter of 2012, an increase of 92.5%. Valent contributed $2.5 million to the increase in this category. Growth in demand for products on the Gulfstream G650, G450/G550 and G280 aircraft generated net sales of $6.0 million, $9.8 million and $1.7 million, respectively, in the first quarter of 2013 compared to $3.2 million, $8.9 million and $0.5 million, respectively, in the first quarter of 2012. Valent contributed $1.6 million to the increase in the G650 program. The balance of the increase was primarily driven by tooling for a new development program which generated $6.9 million in revenues in the first quarter of 2013.

Military products generated $14.0 million of net sales for the first quarter of 2013 compared to $9.1 million for the first quarter of 2012, an increase of 53.8%. Valent contributed $5.3 million to this category in the first quarter of 2013. Net sales related to the Sikorsky Blackhawk program decreased to $7.0 million in the first quarter of 2013 from $7.9 million in the first quarter of 2012 due to decreased demand from one of the Company’s customers, which is expected to continue into future periods.

Other products generated $5.8 million in net sales in the first quarter of 2013 compared to $2.5 million in the first quarter of 2012, an increase of 132.0%. The increase was primarily generated by the inclusion of Valent which added $4.3 million to this category in the first quarter of 2013.

Cost of Goods Sold. Cost of goods sold includes the Company’s labor, material and overhead costs associated with the manufacture of inventory sold to customers. Cost of goods sold for the first quarter of 2013 was $66.5 million compared to $29.7 million for the first quarter of 2012. Of the $36.8 million increase in cost of sales, $27.1 million was from the inclusion of Valent’s first quarter 2013 operations, of which $2.5 million was from a non-recurring inventory step-up related to the acquisition. In addition, $6.2 million in costs were recognized in the first quarter of 2013 related to the corporate and regional aircraft tooling project.

Gross Profit. Gross profit for the first quarter of 2013 was $16.6 million (20.0% of net sales) compared to $11.8 million (28.4% of net sales) in the first quarter of 2012. The decline in gross profit margin was primarily due to the inclusion of Valent which recognized an 11.5% gross margin. This is due to the aforementioned $2.5 million Valent inventory step-up and the fact that Valent has lower margins than the legacy business. As previously disclosed, the Aerostructures segment was negatively impacted by problems with customer supplied engineering and tooling on a new program.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $11.1 million (13.4% of net sales) for the first quarter of 2013 compared to $7.0 million (16.9% of net sales) for the first quarter of 2012. Included in these expenses for the first quarter of 2013 are $3.7 million in expenses attributable to Valent and $0.5 million in acquisition and integration expenses.

Engineering Services Segment

Net Sales. Net sales for the Engineering Services segment were $23.6 million for the first quarter of 2013 as compared to $25.5 million for the first quarter of 2012, a decrease of 7.5%.  The decrease was primarily a result of lower demand for engineering services. The decrease was partially offset by the $3.8 million in net sales that was contributed by TASS, which was acquired in the third quarter of 2012. The Engineering Services segment generates revenue primarily through the billing of employees’ time spent on customer projects. The following table specifies the amount of the Engineering Services segment’s net sales by category for the first quarter of 2013 and 2012 and the percentage of the segment’s total net sales represented by each category.

	Three Months Ended March 31,
Category	2013	% of Total	2012	% of Total
	($ in millions)
Large commercial aircraft	$7.5	31.8%	$7.7	30.2%
Corporate and regional aircraft	6.2	26.3%	8.0	31.4%
Military	7.5	31.8%	8.1	31.8%
Other	2.4	10.1%	1.7	6.6%
Total	$23.6	100.0%	$25.5	100.0%

Net sales of services for large commercial aircraft were $7.5 million in the first quarter of 2013, down 2.6% from $7.7 million in the first quarter of 2012. The decline in legacy business in this category was mostly offset by the inclusion of $3.8 million of sales from TASS in the first quarter of 2013. Excluding TASS, this category declined $4.0 million which was largely due to the winding down of several programs, the most significant of which was the 787 program that decreased $2.5 million in the first quarter of 2013 compared to the first quarter of 2012. Additionally, the nacelle system projects decreased $0.9 million.

Net sales for services supporting corporate and regional aircraft were $6.2 million in the first quarter of 2013 compared to $8.0 million for the first quarter of 2012, a decrease of 22.5%. This decrease in sales was primarily related to reductions of $1.9 million in support of the Bombardier Learjet L-85.

Net sales of services for military programs were $7.5 million in the first quarter of 2013, down 7.4% from $8.1 million in the first quarter of 2012. This decrease was primarily from a $0.5 million reduction in military spending during the first quarter of 2013 due to programs impacted by sequestration and $0.4 million for the Boeing Tanker program due to project maturation. These decreases were partially offset by an increase in sales of $0.5 million for the KC-390 design-build program in the first quarter of 2013 from the comparable prior year quarter.

Net sales related to design and delivery of tooling on various programs supporting commercial aircraft were $2.4 million for the first quarter of 2013, up 41.2%, from $1.7 million in the first quarter of 2012. This increase was largely due to higher revenues on Boeing tooling projects of $0.4 million in the first quarter of 2013 compared to the same quarter of 2012.

Cost of Goods Sold. Cost of goods sold consists primarily of labor and labor related costs and for the first quarter of 2013 was $20.1 million compared to $20.8 million for the first quarter of 2012. Excluding $3.2 million in cost of goods sold attributable to TASS in the first quarter of 2013, the decrease is $3.9 million for the legacy Engineering group compared to the same quarter of 2012. This decrease was due to a reduction in hours worked and headcount of employees of this segment due to lower demand for engineering resources.

Gross Profit. Gross profit for the first quarter of 2013 was $3.5 million (14.8% of net sales) compared to $4.7 million (18.4% of net sales) in the first quarter of 2012. Excluding the impact of TASS’ contribution of $0.6 million, gross profit for the legacy Engineering group fell $1.8 million to $2.9 million. This decrease was due to lower sales and lower billable hours of the Company’s resources.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the first quarter of 2013 were $2.9 million, or 12.3% of net sales, compared to $2.1 million, or 8.2% of net sales, for the first quarter of 2012. $0.9 million of the increase is attributable to the inclusion of the results of TASS in the first quarter of 2013.

Non-segment Expenses

Interest Expense. Interest expense was $4.1 million for the first quarter of 2013 and $0.2 million for the first quarter of 2012. The interest expense increased due to the presence of borrowings on the Company’s new debt facilities to finance the acquisition of Valent in the last quarter of 2012.

Income Tax Expense. During the first quarter of 2013, the Company recorded income tax expense of $0.6 million compared to $2.6 million in the first quarter of 2012. The effective tax rate for the first quarter of 2013 and 2012 was 24.7% and 35.3%, respectively. During the three months ended March 31, 2013, the Company recognized a benefit of $0.3 million resulting from the enactment of the American Taxpayer Relief Act in January 2013, which extended retroactively, the federal research and development credit for two years from January 1, 2012 through December 31, 2013.

Non-GAAP Financial Measures

When viewed with the financial results prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and accompanying reconciliations, the Company believes earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA provide additional useful information to clarify and enhance the understanding of the factors and trends affecting past performance and future prospects. The Company defines these measures, explains how they are calculated and provides reconciliations of these measures to the most comparable GAAP measure in the tables below. EBITDA and Adjusted EBITDA, as presented in this Form 10-Q, are supplemental measures of performance that are not required by, or presented in accordance with, GAAP. They are not measurements of financial performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP, or as alternatives to net cash provided by operating activities as measures of liquidity. The presentation of these measures should not be interpreted to mean that future results will be unaffected by unusual or nonrecurring items.

The Company uses EBITDA and Adjusted EBITDA non-GAAP operating performance measures internally as complementary financial measures to evaluate the performance and trends of the business. The Company presents EBITDA and Adjusted EBITDA because it believes that measures such as these provide useful information with respect to its ability to meet future debt service, capital expenditures, working capital requirements and overall operating performance.

EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of the Company’s results as reported under GAAP. Some of these limitations are:

●	They do not reflect the Company’s cash expenditures, future expenditures for capital expenditures or contractual commitments;

●	They do not reflect changes in, or cash requirements for, working capital needs;

●	They do not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on debt;

●
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements;

●	They are not adjusted for all non-cash income or expense items that are reflected in the statement of cash flows;

●	They do not reflect the impact on earnings of charges resulting from matters unrelated to ongoing operations; and

●	Other companies in the Company’s industry may calculate EBITDA and Adjusted EBITDA differently, limiting their usefulness as comparative measures.

Because of these limitations, EBITDA, Adjusted EBITDA and the related financial ratios should not be considered as measures of discretionary cash available to the Company to invest in the growth of the business or as a measure of cash that will be available to meet the Company’s obligations. You should compensate for these limitations by relying primarily on the GAAP results and using EBITDA and Adjusted EBITDA only supplementally.

However, in spite of the above limitations, the Company believes that EBITDA and Adjusted EBITDA are useful to an investor in evaluating the results of operations because these measures:

●
Are widely used by investors to measure a company’s operating performance without regard to items excluded from the calculation of such terms, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired, among other factors;

●	Help investors to evaluate and compare the results of operations from period to period by removing the effect of the capital structure from operating performance; and

●	Are used by the management team for various other purposes in presentations to the Board of Directors as a basis for strategic planning and forecasting.

The Company has expanded its operations significantly through the Valent Acquisition. Adjusted EBITDA exclude these acquisition charges, as applicable, and provide meaningful information about the operating performance of the businesses apart from the acquisition-related expenses, as well as interest and tax expenses.

The following financial items have been added back to net income when calculating EBITDA:

●	Interest expense;

●	Income tax expense;

●	Depreciation; and

●	Amortization.

The following additional financial items have been added back to net income when calculating Adjusted EBITDA:

●	Stock-based compensation;

●	Acquisition and integration–related expenses;

●	Fair value step-up on acquired inventories;

●	Other (net).

Reconciliations of net income to EBITDA and Adjusted EBITDA were as follows:

	(In Thousands)
	Three Months Ended March 31,
	2013	2012
Net income	$1,837	$4,792
Depreciation and amortization ₁	4,791	1,936
Interest expense	4,113	201
Income tax expense	603	2,614
EBITDA	11,344	9,543
Stock-based compensation	360	375
Acquisition and integration expenses ₂	493	-
Fair value step-up on acquired inventories	2,497	-
Other, net	(480)	(169)
	2,870	206
Adjusted EBITDA	$14,214	$9,749

(1)	Includes amortization of intangibles and depreciation expense.

(2)	Includes accounting, legal, and other expenses for acquisitions and integration.

Adjusted EBITDA increased in the first quarter of 2013 over the first quarter of 2012 primarily due to the inclusion of Valent which resulted in higher depreciation and higher interest expense which was partially offset by lower net income.

Liquidity and Capital Resources

During the first quarter of 2013, operating activities used $10.5 million in cash, compared to cash being generated of $0.4 million in the first quarter of 2012. Net cash used by operating activities for the first quarter of 2013 was unfavorably impacted by lower profitability than the comparable prior year quarter primarily due to increased interest costs, coupled with the negative impact of increases in unbilled revenue, trade accounts receivable and inventories from the year end balances. The increases in unbilled revenue and trade accounts receivable were from continued sales growth and additional investment in development programs for which the Company does not expect significant milestone payments before late 2013 or early 2014. The increase in inventories was necessary to meet expected delivery rate increases later in 2013. These items were slightly offset by an increase in accrued expenses and a decrease in the income tax receivable in the first quarter.

Net cash used in investing activities was $10.7 million for the first quarter of 2013, compared to $2.9 million for the first quarter of 2012. Cash used in the first quarter of 2013 included the purchase of a corporate aircraft and construction of a building in Tulsa, Oklahoma.

Net cash provided by financing activities for the first quarter of 2013 primarily consists of $13.0 million in net borrowings under the Company’s revolving credit facility and notes payable financing the corporate aircraft and building in Tulsa, Oklahoma.

The Company has a senior secured revolving credit facility that provides for borrowings up to $125.0 million and matures December 28, 2017. The credit agreement for the Company’s revolving credit facility and term loan requires the Company to maintain a certain leverage ratio and interest coverage on a quarterly basis as well as compliance with various restrictive covenants that limit and in some circumstances prohibit, our ability to, among other things, incur additional debt, sell, lease or transfer the Company’s assets, pay dividends, make investments, guarantee debt or obligations, create liens, enter into transactions with the Company’s affiliates and enter into certain merger, consolidation or other reorganization transactions. These agreements also require mandatory prepayments of excess cash at certain leverage levels. As of March 31, 2013, the Company was, and expects to continue to be, in compliance with all of its financial and non-financial covenants under the new senior secured credit facilities.

The Company expects to meet its ongoing working capital, acquisition, debt service, and capital expenditure needs presently and for the next twelve months from a combination of cash on hand, cash flow from operating activities and cash available under the revolving credit facility. The capital budget for 2013 expects that capital expenditures will be between $27.0 million and $30.0 million. The Company expended $12.6 million in the first quarter. The Company continues to market for design-build programs, which may require additional capital investments.

Contractual Obligations and Commitments

For information concerning contractual obligations, see the caption “Contractual Obligations and Commitments” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results” on the Company’s 2012 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

No material changes have taken place in the quantitative and qualitative information about market risk since the end of the most recent fiscal year. For further information, see Part II, Item 7A of the Company’s 2012 Form 10-K.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2013. Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

We acquired TASS and Valent on August 7, 2012 and December 28, 2012, respectively. The Company’s consolidated net sales for the fiscal year ended December 31, 2012 were $278.6 million, of which the acquired TASS and Valent operations represented $6.3 million or 2.3%. The consolidated total assets as of December 31, 2012 were $528.0 million, of which assets associated with the acquired TASS and Valent operations represented approximately $284.3 million, or 53.8%. As these acquisitions occurred during the last 12 months, the scope of our assessment of the effectiveness of disclosure controls and procedures does not include TASS or Valent. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year following the acquisition.

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

There have been no material changes to the risk factors as previously disclosed in our 2012 Form 10-K filed with the SEC on March 15, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Charles and State of Missouri on the 10th day of May, 2013.

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

3.4	Amendment to the Registrant’s Amended and Restated Bylaws filed as Exhibit 3.1 to the Registrant’s Form 8-K filed June 26, 2009 and incorporated herein by reference.

4.1	Form of the Registrant’s Common Stock Certificate previously filed as Exhibit 4.1 to the Form S-1 and incorporated herein by reference.

31.1	Rule 13a-14(a) Certification of Ronald S. Saks, Chief Executive Officer filed herewith.

31.2	Rule 13a-14(a) Certification of Lawrence E. Dickinson, Vice President, Chief Financial Officer and Secretary filed herewith.

32.1	Certification of Ronald S. Saks, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2
Certification of Lawrence E. Dickinson, Vice President, Chief Financial Officer and Secretary, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

101.ins	Instance Document

101.sch	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document

101.def	XBRL Taxonomy Extension Definition Linkbase Document

101.lab	XBRL Taxonomy Extension Label Linkbase Document

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document