Form 10-Q
period 2013-06-30
LMI AEROSPACE INC
filed 2013-08-08
CIK 1059562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013.

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

Yes ☒                  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

On August 2, 2013, there were 12,857,015 shares of our common stock, par value $0.02 per share, outstanding.

LMI AEROSPACE, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDING JUNE 30, 2013

PART I.  FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

LMI Aerospace, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$2,554	$4,347
Accounts receivable, net	87,024	69,159
Inventories	104,900	90,039
Prepaid expenses and other current assets	6,541	5,655
Deferred income taxes	3,725	3,839
Total current assets	204,744	173,039

Property, plant and equipment, net	105,889	96,218
Goodwill	180,933	179,314
Intangible assets, net	57,789	64,334
Other assets	13,514	15,059
Total assets	$562,869	$527,964

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$26,431	$30,471
Accrued expenses	18,129	23,703
Current installments of long-term debt and capital lease obligations	6,561	5,632
Total current liabilities	51,121	59,806

Long-term liabilities:
Long-term debt and capital lease obligations, less current installments	286,309	255,067
Other long-term liabilities	3,288	3,405
Deferred income taxes	13,167	8,732
Total long-term liabilities	302,764	267,204

Shareholders' equity:
Common stock, $0.02 par value per share; authorized 28,000,000 shares; issued 12,858,641 and 12,860,023 shares at June 30, 2013 and December 31, 2012, respectively	257	257
Preferred stock, $0.02 par value per share; authorized 2,000,000 shares; none issued at either date	-	-
Additional paid-in capital	92,113	90,839
Accumulated other comprehensive loss	(196)	(49)
Treasury stock, at cost, 14,354 shares at June 30, 2013 and 101,622 shares at December 31, 2012	(80)	(482)
Retained earnings	116,890	110,389
Total shareholders' equity	208,984	200,954
Total liabilities and shareholders' equity	$562,869	$527,964

See accompanying notes to condensed consolidated financial statements.

 LMI Aerospace, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Sales and service revenue
Product sales	$83,153	$42,221	$165,267	$82,386
Service revenue	22,312	27,106	46,264	53,690
Net sales	105,465	69,327	211,531	136,076
Cost of sales and service revenue
Cost of product sales	63,592	29,189	128,730	56,574
Cost of service revenue	20,032	23,171	40,906	46,017
Cost of sales	83,624	52,360	169,636	102,591
Gross profit	21,841	16,967	41,895	33,485

Selling, general and administrative expenses	14,098	8,881	28,079	17,961
Contingent consideration write-off	(7,950)	-	(7,950)	-
Intangible asset impairment	4,222	-	4,222	-
Income from operations	11,471	8,086	17,544	15,524

Other income (expense):
Interest expense	(4,044)	(293)	(8,157)	(494)
Other, net	(80)	(62)	400	107
Total other expense	(4,124)	(355)	(7,757)	(387)

Income before income taxes	7,347	7,731	9,787	15,137
Provision for income taxes	2,683	2,626	3,286	5,240

Net income	4,664	5,105	6,501	9,897
Other comprehensive income (expense):
Change in foreign currency translation adjustment	(15)	-	(137)	-
Unrealized gain (loss) on interest rate hedges net of tax	151	-	(10)	-
Other comprehensive income (expense)	136	-	(147)	-
Total comprehensive income	$4,800	$5,105	$6,354	$9,897

Amounts per common share:
Net income per common share	$0.37	$0.44	$0.52	$0.85

Net income per common share assuming dilution	$0.37	$0.43	$0.51	$0.84

Weighted average common shares outstanding	12,612,389	11,671,388	12,597,381	11,644,698

Weighted average dilutive common shares outstanding	12,720,372	11,833,503	12,697,947	11,809,972

See accompanying notes to condensed consolidated financial statements.

 LMI Aerospace, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Operating activities:
Net income	$6,501	$9,897
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	9,734	3,813
Contingent consideration write-off	(7,950)	-
Deferred taxes	2,915	(1,140)
Intangible asset impairment	4,222	-
Restricted stock compensation	753	743
Other noncash items	(174)	(135)
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	(17,614)	(6,437)
Inventories	(14,691)	(5,365)
Prepaid expenses and other assets	(263)	(207)
Current income taxes	545	2,393
Accounts payable	(4,580)	(1,673)
Accrued expenses	3,033	2,060
Net cash (used) provided by operating activities	(17,569)	3,949
Investing activities:
Additions to property, plant and equipment	(17,873)	(6,345)
Proceeds from sales of equipment	1,880	38
Net cash used by investing activities	(15,993)	(6,307)
Financing activities:
Proceeds from issuance of debt	6,136	997
Principal payments on long-term debt and notes payable	(2,376)	(40)
Advances on revolving line of credit	69,500	-
Payments on revolving line of credit	(41,500)	-
Other, net	9	173
Net cash provided by financing activities	31,769	1,130
Net decrease in cash and cash equivalents	(1,793)	(1,228)
Cash and cash equivalents, beginning of period	4,347	7,868
Cash and cash equivalents, end of period	$2,554	$6,640

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2013

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair representation have been included.  Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the  Annual Report on Form 10-K of LMI Aerospace, Inc. ("the Company") for the year ended December 31, 2012, as filed with the Securities and Exchange Commission.

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

Recent Accounting Standards

In March 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-5, "Foreign Currency Matters". The amendments in ASU 2013-5 resolve the diversity in practice about whether current literature applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, the amendments in ASU 2013-5 resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. ASU 2013-5 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013.  The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

In July 2013, FASB issued ASU 2013-10, "Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes", which amends the current accounting requirements in Topic 815 "Derivatives and Hedging".  Before the amendments in this update, only interest rates on direct Treasury obligations of the U.S. government ("UST") and, for practical reasons, the London Interbank Offered Rate ("LIBOR") swap rate were considered benchmark interest rates in the United States.  Due the increased importance of OIS ("Overnight Index Swap Rate" or also referred to as the "Fed Funds Effective Swap Rate"), the objective of this Update is to provide for the inclusion of  OIS as a U.S. benchmark interest rate for hedge accounting purposes, in addition to UST and LIBOR.  This amendment is effective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.  The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

2.	Acquisitions

On December 28, 2012, the Company acquired all of the outstanding equity of Valent Aerostructures, LLC, ("Valent"), a provider of complex sub-assemblies and machined parts to airframe manufacturers in the commercial, business and regional, and military aircraft markets.  Valent is headquartered in Kansas City, Missouri, and the acquisition was accounted for under the acquisition method of accounting.  Concurrent with the acquisition, the Company entered into a new credit agreement to fund the majority of the purchase price of $229,529 as described in Note 6 below.  The Company also issued $15,000 in common stock.  The final determination of the fair value of certain assets acquired and liabilities assumed will be completed within the one year measurement period.  The size and timing of the Valent acquisition will necessitate the use of this measurement period to adequately analyze and assess a number of the factors used in establishing the asset and liability fair values as of the acquisition date.  Any potential adjustments made could be material in relation to the preliminary values recorded on the acquisition date.  Operating results of Valent have been included in the Company's Aerostructures segment from the date of acquisition.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2013

The purchase price for Valent also included the estimated acquisition date fair value of contingent consideration related to an earn-out at the date of the acquisition contingent upon the achievement by Valent of certain earnings levels during the one year earn-out period.    Included in accrued liabilities as of December 31, 2012 was $7,950 of contingent consideration, representing the fair value of the amount payable to former Valent interest holders if certain earnings levels were achieved by Valent in 2013.  As of June 30, 2013, the earnings levels required to be achieved by Valent are not expected to occur by December 31, 2013.  As such, the $7,950 of contingent consideration was deemed unlikely to be paid, and a benefit was recorded in a  separate line of the Condensed Consolidated Statement of Operations.

On August 7, 2012, the Company acquired all of the shares of capital stock of TASS Inc. ("TASS"), an after-market engineering and support services firm for $10,365.  Headquartered in Kirkland, Washington, TASS delivers engineering solutions to aircraft manufacturers, airlines, maintenance, repair and overhaul companies and leasing companies worldwide.  The acquisition was funded by internal cash and by entering into a $1,000 note payable and was accounted for under the acquisition method of accounting.  Operating results of TASS have been included in the Company's Engineering Services segment from the date of acquisition.

3.	Accounts Receivable, Net

Accounts receivable, net consists of the following:

	June 30,	December 31,
	2013	2012

Trade receivables	$58,261	$50,876
Unbilled revenue	24,328	12,372
Other receivables	4,666	6,198
	87,255	69,446
Less: Allowance for doubtful accounts	(231)	(287)
Accounts receivable, net	$87,024	$69,159

Under contract accounting, unbilled revenue on long-term contracts arise when the sales or revenues based on performance  attainment, though appropriately recognized, cannot be billed yet under terms of the contract as of the balance sheet date.  Accounts receivable expected to be collected after one year is not material.

4.	Inventories

Inventories consist of the following:

	June 30,	December 31,
	2013	2012

Raw materials	$17,478	$14,946
Work in progress	21,683	20,012
Manufactured and purchased components	22,136	18,702
Finished goods	32,102	30,988
Product inventory	93,399	84,648
Capitalized contract costs	11,501	5,391
Total inventories	$104,900	$90,039

Inventories include capitalized contract costs relating to programs and contracts with long-term production cycles, substantially all of which are not expected to be realized within one year.  The Company believes these amounts will be fully recovered.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2013

5.	Goodwill and Intangible Assets

Goodwill

The net goodwill balance at June 30, 2013 consisted of $44,428 from the acquisition of D3 Technologies, Inc. ("D3") in July 2007, $6,194 from the acquisition of Integrated Technologies, Inc. ("Intec") in January 2009, $6,513 from the acquisition of TASS in August 2012, and $123,798 from the acquisition of Valent in December 2012.  The net goodwill balance at December 31, 2012 consisted of $42,908 from the acquisition of D3, $6,194 from the acquisition of Intec, $6,628 from the acquisition of TASS, and $123,584 from the acquisition of Valent.  The increase in goodwill, at June 30, 2013, related to D3 resulted from the correction of a deferred tax liability that should have been recorded at acquisition on an indefinite lived intangible asset. Goodwill and deferred tax liability were increased by $1,520 to reflect the correction.

 Intangible Assets

Intangible assets primarily consist of trademarks and customer intangibles resulting from the acquisitions of Versaform Corporation, D3, Intec, TASS, and Valent.  The trademark of $4,222 that resulted from acquisition of D3 was previously determined to have an indefinite life.    The carrying values were as follows:

	June 30,	December 31,
	2013	2012

Trademarks	$778	$5,000
Customer intangible assets	68,991	68,991
Other	1,481	1,481
Accumulated amortization	(13,461)	(11,138)
Intangible assets, net	$57,789	$64,334

Intangibles amortization expense was $1,162 and $494 for the three months ended June 30, 2013 and 2012, respectively and $2,323 and $987 for the six months ended June 30, 2013 and 2012, respectively. The accumulated amortization balances at June 30, 2013 and December 31, 2012, respectively, were $368 and $261 for trademarks, $12,457 and $10,360 for customer intangible assets, and $636 and $517 for other intangible assets.  The carrying value of goodwill and intangible assets with indefinite lives is assessed at least annually, during the fourth quarter, unless  a triggering event occurs, and an impairment charge is recorded if appropriate.  During the second quarter of 2013, a triggering event occurred when the Company commenced an initiative to rebrand its core engineering business.  Under this initiative, the D3 Technologies name will no longer be used and the $4,222 indefinite lived intangible asset related to that trade name was deemed to be fully impaired.  The amount was calculated using the income approach with a level 3 valuation.  The impairment loss was recognized in the Engineering Services segment in a separate line of the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2013

6.	Long-term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following:

	June 30,	December 31,
	2013	2012

Term loan under credit agreement, variable	$223,875	$225,000
Revolver under credit agreement, variable	34,236	6,236
Missouri IRBs at fixed rate of 2.80% at June 30, 2013 and December 31, 2012	7,963	8,113
Capital leases, at fixed rates ranging from 2.04% to 7.73% at June 30, 2013 and 3.00% to 7.73% at December 31, 2012	15,181	15,316
Notes payable, principal and interest payable monthly, at fixed rates, up to 3.60% at June 30, 2013 and up to 3.25% at December 31, 2012	11,615	6,034
Total debt	292,870	260,699
Less current installments	6,561	5,632
Total long-term debt and capital lease obligations	$286,309	$255,067

On December 28, 2012, the Company entered into a credit agreement to provide new senior secured credit facilities to finance the Valent acquisition, refinance existing debt, and fund working capital requirements.  This agreement was amended on February 5, 2013 in conjunction with its completed syndication increasing the Company's borrowing limit and reducing its rates.  The amended credit agreement provides for credit facilities that include a revolving credit facility of up to $125,000 and a term loan facility of $225,000.  Borrowings under the term and revolving credit facilities are secured by substantially all of the Company's assets and bear interest at either the LIBOR rate plus a margin of up to 3.50% and 4.00%, respectively,  with a LIBOR floor of 1.25% or the alternate base rate ("ABR") which is the highest of the following plus a margin of up to 2.50% and 3.00%, respectively, with the applicable margins of the facilities subject to a step down and a step-down grid, respectively, based on the total leverage ratio of the company effective with the start of the second quarter of 2013:

•	Prime rate,
•	Federal funds rate plus 0.5%,
•	The adjusted Eurodollar rate for an interest period of one month plus 1% or,
•	The 2.25% ABR rate floor.

The Company is required to pay a commitment fee of between 0.375% and 0.625% per annum on the unused portion of the revolving credit facility, depending on the leverage ratio.  The credit agreement has certain financial covenants, specifically a maximum total leverage ratio and a minimum interest coverage ratio.  The Company is currently in compliance with all of its financial and non-financial covenants as of June 30, 2013.  The Company's growth rate over the past six months has been slower than originally expected. If it continues, this slow growth rate will increase the Company's risk of non-compliance with the required leverage ratio in the credit agreement, which ratio is scheduled to decline at December 31, 2013 as set forth in the credit agreement.  The Company is currently in discussions with its lenders to modify the existing covenants and is looking for ways to generate additional EBITDA and reduce debt levels.  The Company is currently optimistic about its ability to modify the covenants, but cannot provide assurance that it will be successful in negotiations. If covenants are not met and modifications or waivers cannot be obtained, it will result in non-compliance with the credit agreement, the occurrence of which could result in the amounts outstanding under the term loan facility and revolving credit facility becoming immediately due and payable.

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
(Unaudited)
June 30, 2013

7.	Assets and Liabilities Measured at Fair Value

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

The asset or liability's fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  The valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Following is a description of the valuation methodologies used for assets and liabilities measured at fair value.  There were no transfers between levels during the three months ended June 30, 2013 and the year ended December 31, 2012.

					2013
					Total
	Assets/Liabilities at Fair Value as of June 30, 2013				Gains
Recurring Fair Value Measurements:	Total	(Level 1)	(Level 2)	(Level 3)	(Losses)
Asset:
Interest rate derivatives (2)	$55	$-	$55	$-	$-
	$55	$-	$55	$-	$-
Liabilities:
Contingent consideration (1)	$-	$-	$-	$-	$7,950
Interest rate derivatives (2)	69	-	69	-	-
	$69	$-	$69	$-	$7,950

Non-recurring Fair Value Measurements:
Intangible assets, net (3)	$57,789	$-	$-	$57,789	$(4,222)
	$57,789	$-	$-	$57,789	$(4,222)

	Assets/Liabilities at Fair Value as of December 31, 2012
Recurring Fair Value Measurements:	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Contingent consideration (1)	$7,950	$-	$-	$7,950

(1)	The Monte Carlo simulation was used with a normal probability distribution of the best estimate of EBITDA for 2013 to approximate fair value. At June 30, 2013, the EBITDA target is not expected to occur and as such, the $7,950 of contingent consideration was deemed unlikely to be paid, and a benefit was recorded on a separate line in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013.

(2)	The fair values of interest rate derivatives are the amount the company would receive or pay to terminate the contracts, considering quoted market prices of comparable agreements. (Also see Note 8)

(3)	At June 30, 2013, a trade name originally determined to have an indefinite life was deemed to be impaired and an expense was recorded on a separate line in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013. (Also see Note 5)

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2013

8.	Derivative Financial Instrument

The Company has interest rate risk with respect to interest expense on variable rate debt.  At June 30, 2013, the Company had $258,111 variable rate debt outstanding.  On March 28, 2013, in compliance with its credit agreement, the Company entered into purchased option and swap derivative contracts to hedge against the potential impact on earnings from an increase in market interest rates associated with the interest payments on its variable rate term credit facility.  The objective of the hedge transactions is to reduce the variability of cash flows due to changes in the designated benchmark interest rate on $112,500 of the term debt.  The purchased options have a strike price of 1.25%, based on 30-day LIBOR with maturity dates each month from April 28, 2013 through December 31, 2014 and payment dates coinciding directly with the term debt.  The interest rate swap is effective from December 31, 2014 through December 31, 2015 and effectively swaps a notional amount of $112,500 from the floating interest rate for a floating LIBOR rate with a floor of 1.25% for a 1.63% fixed interest rate.  The derivatives were recognized in the Condensed Consolidated Balance Sheets as current liabilities at fair value, as of June 30, 2013 as follows:

Derivative Asset and Liablity	Location in Condensed Consolidated Balance Sheet	June 30, 2013
Derivative designated as hedging instrument:
Interest rate purchased option fair value	Other current assets	$55
Derivative designated as hedging instrument:
Interest rate swap fair value	Accrued expenses	$69

The Company has designated and accounts for this swap and purchased options as cash flow hedges of interest rate risk.  For a cash flow hedge, the Company reports the gain or loss, net of taxes, from the effective portion of the hedge as a component of Accumulated Other Comprehensive Income ("AOCI") deferring it and reclassifying it into earnings in the same period or periods in which the hedged transaction affects earnings and in the same line item on the Condensed Consolidated Statements of Comprehensive Income as the impact of the hedged transaction.  Amounts reported in AOCI related to these derivatives are reclassified from AOCI to earnings as interest payments are made on the Company's term credit facility debt in amounts necessary to convert the floating rate interest expense into fixed rate interest expense.  The terms of these derivatives and the variable rate debt coincide making it highly effective so no amounts were excluded from the assessment of hedge effectiveness and any ineffectiveness portion has not been, and is not expected to be, significant.  The Company does not use derivative instruments for trading or speculative purposes.

The following amounts are included in AOCI and earnings for the three and six months ended June 30, 2013:

	Net of Tax
Derivative in Cash Flow Hedging Relationship	Effective portion of (Gain) Loss Recognized in AOCI on Derivative	Effective Portion of (Gain) Loss Reclassified from AOCI into Earnings (1)

Three Months Ended June 30, 2013
Interest rate derivatives	$(151)	$-

Six Months Ended June 30, 2013
Interest rate derivatives	$10	$-

(1)	No amounts related to the interest rate derivatives were reclassified from AOCI to interest expense during the period.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2013

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerators
Net income	$4,664	$5,105	$6,501	$9,897
Denominators
Weighted average common shares - basic	12,612,389	11,671,388	12,597,381	11,644,698

Dilutive effect of restricted stock	107,983	162,115	100,566	165,274

Weighted average common shares - diluted	12,720,372	11,833,503	12,697,947	11,809,972

Basic earnings per share	$0.37	$0.44	$0.52	$0.85

Diluted earnings per share	$0.37	$0.43	$0.51	$0.84

10.	Stock-Based Compensation

On July 7, 2005, the Company's shareholders approved the LMI Aerospace, Inc. 2005 Long-term Incentive Plan (the "Plan").  The Plan provides for the grant of non-qualified stock options, incentive stock options, shares of restricted stock, restricted stock units, stock appreciation rights, performance awards and other share-based grants and cash bonus awards to employees and directors.  All share-based grants or awards are subject to a time-based vesting schedule.

A summary of the activity for non-vested restricted stock awards under the Company's share-based compensation plans is presented below:

	2013
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1	189,828	$18.76
Granted	50,050	22.30
Vested	(17,873)	(17.74)
Forfeited	-	-
Outstanding at June 30	222,005	$19.64

Common stock compensation expense related to restricted stock awards granted under the Plan were $393 and $368 for the three months ended June 30, 2013 and 2012, respectively, and $753 and $743 for the six months ended June 30, 2013 and 2012, respectively.

Total unrecognized compensation costs related to non-vested, share-based awards granted or awarded under the Plan were $2,434 and $2,071 at June 30, 2013 and December 31, 2012, respectively.  These costs are expected to be recognized over a weighted average period of 1.6 years.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2013

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

The table below presents information about reported segments on the basis used internally to evaluate segment performance:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net sales:
Aerostructures	$84,755	$43,835	$167,769	$85,317
Engineering Services	21,521	26,050	45,167	51,617
Eliminations	(811)	(558)	(1,405)	(858)
	$105,465	$69,327	$211,531	$136,076

Income from operations:
Aerostructures	$15,651	$4,893	$21,079	$9,647
Engineering Services	(4,325)	3,200	(3,676)	5,878
Eliminations	145	(7)	141	(1)
	$11,471	$8,086	$17,544	$15,524

12.	Customer Concentration

Direct sales, through both of its business segments, to the Company's largest customer, Spirit Aerosystems ("Spirit"), accounted for 29.2% and 12.6% of the Company's total revenues for the three months ended June 30, 2013 and 2012, respectively.  Direct sales to Spirit accounted for 29.0% and 12.5% of the Company's total revenues for the six months ended June 30, 2013 and 2012, respectively.  Accounts receivable balances related to Spirit were 23.4% and 27.9% of the Company's total accounts receivable balance at June 30, 2013 and December 31, 2012, respectively.

Direct sales, through both of its business segments, to the Company's second largest customer, Gulfstream Aerospace Corporation, a General Dynamics company ("Gulfstream"), accounted for 15.3% and 16.8% of the Company's total revenues for the three months ended June 30, 2013 and 2012, respectively.  Direct sales to Gulfstream accounted for 16.8% and 16.3% of the Company's total revenues for the six months ended June 30, 2013 and 2012, respectively.  Accounts receivable balances related to Gulfstream were 18.1% and 5.6% of the Company's total accounts receivable balance at June 30, 2013 and December 31, 2012, respectively.

Direct sales, through both of its business segments, to the Company's third largest customer, The Boeing Company ("Boeing"), accounted for 15.0% and 20.1% of the Company's total revenues for the three months ended June 30, 2013 and 2012, respectively.  Direct sales to Boeing accounted for 16.4% and 20.3% of the Company's total revenues for the six months ended June 30, 2013 and 2012, respectively.  Accounts receivable balances based on direct sales related to Boeing were 9.0% and 11.3% of the Company's total accounts receivable balance at June 30, 2013 and December 31, 2012, respectively.

13.	Income Taxes

The Company's effective tax rate for the three and six months ended June 30, 2013 was 36.5% and 33.6%, respectively. The Company's effective tax rate for the three and six months ended June 30, 2012 was 34.0% and 34.6%, respectively. During the six months ended June 30, 2013, the Company recognized a benefit of $300 resulting from the enactment of the American Taxpayer Relief Act in January 2013, which extended retroactively, the federal research and development credit for two years from January 1, 2012 through December 31, 2013. Higher tax rates are anticipated in 2013 as fewer federal credits are expected to be available.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. The Company makes forward-looking statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Quarterly Report on Form 10-Q, which represent the Company's expectations or beliefs about future events and financial performance.  When used in this report, the words "expect," "believe," "anticipate," "goal," "plan," "intend," "estimate," "may," "will" or similar words are intended to identify forward-looking statements.  These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events or results.  Such statements are subject to known and unknown risks, uncertainties and assumptions, including those referred to under "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the "2012 Form 10-K") and otherwise described in the Company's periodic filings and current reports filed with the Securities and Exchange Commission (the "SEC").

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

This Quarterly Report on Form 10-Q should be read completely, in conjunction with our 2012 Form 10-K and with the understanding that the Company's actual future results may be materially different from what the Company expects.  All forward-looking statements made by the Company in this Quarterly Report on Form 10-Q and in the Company's other filings with the SEC are qualified by these cautionary statements.

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the Company to make estimates and assumptions.  (See Note 1 of the Condensed Consolidated Financial Statements included as part of this Quarterly Report on Form 10-Q.)

The Company believes that certain significant accounting estimates have the potential to have a more significant impact on the financial statements either because of the significance of the financial statements to which they relate or because they involve a higher degree of judgment and complexity.  A summary of such critical accounting estimates can be found in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's 2012 Form 10-K.

Overview

We are a leading supplier of structural assemblies, kits and components, and design engineering services to the aerospace and defense markets.  We primarily sell our products and services to the large commercial, corporate and regional, and military aircraft markets.  Historically, our business was primarily dependent on the large commercial aircraft market, specifically with one principal customer.  In order to diversify our product and customer base, we implemented an acquisition and marketing strategy in the late 1990s that has broadened the number of industries to which we sell our products and services and, within the aerospace industry, diversified our customer base to reduce our dependence on any one principal customer.  The  acquisition of Valent in December 2012 increased the scale of our operations by expanding our product and service offerings, deepening our program management skills, and increasing our assembly and complex machining capabilities.  This is enabling us to compete for larger and more complex assemblies and design-build projects.   We believe that original equipment manufacturers and Tier 1 aerospace companies will continue the trend of selecting their suppliers based upon their breadth,  possessing more complex and sophisticated design and manufacturing capabilities and value-added services and the ability of those suppliers to manage large production programs.

 Results of Operations

 Three months ended June 30, 2013 compared to three months ended June 30, 2012

Consolidated Operations

The following table is a summary of our operating results for the three months ended June 30, 2013 and 2012, respectively:

	Three Months Ended
	June 30, 2013
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$84.8	$21.5	$(0.8)	$105.5
Cost of sales	65.7	18.9	(0.9)	83.7
Gross profit	19.1	2.6	0.1	21.8
S, G, & A (including contingent consideration write-off and intangible asset impairment)	3.4	6.9	-	10.3
Income from operations	$15.7	$(4.3)	$0.1	$11.5

	Three Months Ended
	June 30, 2012
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$43.8	$26.1	$(0.5)	$69.4
Cost of sales	32.1	20.8	(0.5)	52.4
Gross profit	11.7	5.3	-	17.0
S, G, & A	6.8	2.1	-	8.9
Income from operations	$4.9	$3.2	$-	$8.1

Aerostructures Segment

Net Sales.  Net sales were $84.8 million for the second quarter of 2013, a 93.6% increase from $43.8 million in the second quarter of 2012.  This increase is largely attributable to Valent, acquired in December 2012, which contributed $31.8 million in net sales for the second quarter of 2013.  The following table specifies the amount of the Aerostructures segment's net sales by category for the second quarter of 2013 and 2012 and the percentage of the segment's total net sales for each period represented by each category:

	Three Months Ended June 30,
Category	2013	% of Total	2012	% of Total
	($ in millions)
Large commercial aircraft	$41.3	48.7%	$18.1	41.3%
Corporate and regional aircraft	22.7	26.8%	14.9	34.0%
Military	14.0	16.5%	8.4	19.2%
Other	6.8	8.0%	2.4	5.5%
Total	$84.8	100.0%	$43.8	100.0%

Large commercial aircraft generated net sales of $41.3 million for the second quarter of 2013 compared to $18.1 million for the second quarter of 2012, an increase of 128.2%.  Valent contributed $18.5 million in the second quarter of 2013.  The most significant increase was in the Boeing 737 platform which generated $22.1 million in the second quarter of 2013 compared to $5.9 million in the second quarter of 2012, primarily due to the inclusion of $14.9 million from Valent.  Increases were also achieved in the Boeing 747, 777 and 787 platforms which generated $5.3 million, $4.2 million and $2.1 million, respectively, in the second quarter of 2013 compared to $4.5 million, $2.3 million and $0.6 million, respectively, in the second quarter of 2012.  Valent contributed $0.7 million, $1.0 million and $0.9 million of the increases in the 747, 777 and 787 platforms, respectively.

Net sales of components for corporate and regional aircraft were $22.7 million for the second quarter of 2013 compared to $14.9 million for the second quarter of 2012, an increase of 52.3%. Valent contributed $2.9 million to the increase in this category.      Growth in demand for products on the Gulfstream G650, G450/G550 and G280 aircraft generated net sales of $5.7 million, $9.7 million and $1.8 million, respectively, in the second quarter of 2013, compared to $3.0 million, $9.7 million and $0.8 million, respectively, in the second quarter of 2012.  Valent contributed $1.6 million to the increase in the G650 program.  The balance of the increase was primarily driven by tooling for a new development program which generated $3.7 million in revenues in the second quarter of 2013.

Military products generated $14.0 million of net sales for the second quarter of 2013 compared to $8.4 million for the second quarter of 2012, an increase of 66.7%.  Valent contributed $5.1 million to this category in the second quarter of 2013.  Major programs include the Blackhawk program with second quarter of 2013 revenues of $6.7 million, compared to $6.9 million in the second quarter of 2012, the F/A-18 Hornet program with second quarter of 2013 revenues of $1.3 million, the Embraer KC-390 with second quarter of 2013 revenues of $1.2 million, and V-22 Osprey with second quarter of 2013 revenues of $0.9 million.

Other products generated $6.8 million in net sales in the second quarter of 2013 compared to $2.4 million in the second quarter of 2012, an increase of 183.3%.  The increase was primarily generated by the inclusion of Valent which added $5.3 million to this category in the second quarter of 2013, including $1.8 million in additional processing revenues and $2.8 million in sales to the rail industry.

Cost of Goods Sold.  Cost of goods sold includes the Company's labor, material and overhead costs associated with the manufacture of inventory sold to customers.  Cost of goods sold for the second quarter of 2013 was $65.7 million compared to $32.1 million for the second quarter of 2012.  Of the $33.6 million increase, $25.8 million was from the inclusion of Valent's second quarter 2013 operations.  In addition, costs were recognized in the second quarter of 2013 related to tooling for a new development program.

Gross Profit.  Gross profit for the second quarter of 2013 was $19.1 million (22.5% of net sales) compared to $11.7 million (26.7% of net sales) in the second quarter of 2012.  The decline in gross profit margin was primarily due to the inclusion of Valent which recognized an 18.6% gross margin. Also, the addition of several new work statements has caused disruption in several of the Company's facilities and led to production inefficiencies in those facilities contributing to the decline in gross margin percentage.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $3.4 million (4.0% of net sales) for the second quarter of 2013 compared to $6.8 million (15.5% of net sales) for the second quarter of 2012.  Included in these expenses for the second quarter of 2013 are $3.7 million in expenses attributable to Valent and $0.8 million in additional spend within the legacy Aerostructures business.  As of June 30, 2013, the Company determined that earnings levels required to be achieved by Valent in order for former Valent interest holders to be paid contingent consideration was not expected to occur by December 31, 2013.  As such, the $8.0 million of contingent consideration was deemed unlikely to be paid, and a benefit was recorded in the second quarter of 2013.

Engineering Services Segment

Net Sales.  Net sales for the Engineering Services segment were $21.5 million for the second quarter of 2013 as compared to $26.1 million for the second quarter of 2012, a decrease of 17.6%.    TASS was acquired in the third quarter of 2012 and contributed $4.1 million in net sales for the second quarter of 2013.  The Engineering Services segment generates revenue primarily through the billing of employees' time spent on customer projects.  The following table specifies the amount of the Engineering Services segment's net sales by category for the second quarter of 2013 and 2012 and the percentage of the segment's total net sales represented by each category.

	Three Months Ended June 30,
Category	2013	% of Total	2012	% of Total
	($ in millions)
Large commercial aircraft	$9.0	41.9%	$6.8	26.1%
Corporate and regional aircraft	4.4	20.4%	8.5	32.6%
Military	4.6	21.4%	9.2	35.2%
Other	3.5	16.3%	1.6	6.1%
Total	$21.5	100.0%	$26.1	100.0%

Net sales of services for large commercial aircraft were $9.0 million in the second quarter of 2013, up 32.4% from $6.8 million in the second quarter of 2012. The increase in this category was primarily due to the inclusion of $4.1 million of sales from TASS in the second quarter of 2013. Excluding TASS, this category declined $1.9 million which was largely due to the winding down of several programs, the most significant of which was the Boeing 787 program that decreased by $2.2 million in the second quarter of 2013 compared to the second quarter of 2012.

Net sales for services supporting corporate and regional aircraft were $4.4 million in the second quarter of 2013 compared to $8.5 million for the second quarter of 2012, a decrease of 48.2%.  This decrease in sales was primarily related to reductions of $3.7 million in support of the Bombardier Learjet L-85 and a $0.6 million negative cumulative catch-up adjustment for a design build program.

Net sales of services for military programs were $4.6 million in the second quarter of 2013, down 50.0% from $9.2 million in the second quarter of 2012.  This decrease was primarily from a $2.8 million decrease for the Boeing Tanker program due to project maturation, $0.7 million reduction in military spending during the second quarter of 2013 due to programs impacted by sequestration, and $0.8 million decrease for a design-build program primarily related to a negative cumulative catch-up adjustment.

Net sales related to design and delivery of tooling on various programs supporting commercial aircraft were $3.5 million for the second quarter of 2013, up 118.8%, from $1.6 million in the second quarter of 2012.

Cost of Goods Sold.  Cost of goods sold consists primarily of labor and labor related costs and for the second quarter of 2013 was $18.9 million compared to $20.8 million for the second quarter of 2012.  Excluding $3.6 million in cost of goods sold attributable to TASS in the second quarter of 2013, the decrease is $5.5 million for the legacy Engineering Services group compared to the same quarter of 2012.  This decrease was primarily due to the reduction in hours worked and headcount of employees of this segment due to lower demand for engineering resources.

Gross Profit.  Gross profit for the second quarter of 2013 was $2.6 million (12.1% of net sales) compared to $5.3 million (20.3% of net sales) in the second quarter of 2012.  Excluding the impact of TASS' contribution of $0.5 million, gross profit for the legacy Engineering Services group fell $3.2 million to $2.1 million.  This decrease was due to lower sales and lower billable hours of the Company's resources and the impact of $1.2 million in negative cumulative catch-up adjustments on two design build programs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the second quarter of 2013 were $6.9 million, or 32.1% of net sales, compared to $2.1 million, or 8.0% of net sales, for the second quarter of 2012.  The increase is primarily attributable to the $4.2 million impairment of the trade name intangible asset. During the second quarter of 2013, a triggering event occurred when the Company started an initiative to rebrand its core engineering business.  Under this initiative, the D3 Technologies name will no longer be used and the $4.2 million indefinite lived intangible asset related to that trade name is deemed to be fully impaired.  An additional $0.6 million of the increase is attributable to the inclusion of the results of TASS in the second quarter of 2013.

Non-segment Expenses

Interest Expense.  Interest expense was $4.0 million for the second quarter of 2013 and $0.3 million for the second quarter of 2012.  The interest expense increased primarily due to the Company's new debt facilities required to finance the acquisition of Valent in the last quarter of 2012 and to fund working capital needs.

Income Tax Expense.  During the second quarter of 2013, the Company recorded an income tax provision of $2.7 million compared to $2.6 million in the second quarter of 2012  The effective tax rate for the second quarter of 2013 and 2012 was 36.5% and 34.0%, respectively.  Higher tax rates are anticipated as fewer federal credits are expected to be available.

Results of Operations

 Six months ended June 30, 2013 compared to six months ended June 30, 2012

Consolidated Operations

The following table is a summary of our operating results for the six months ended June 30, 2013 and 2012, respectively:

	Six Months Ended
	June 30, 2013
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$167.8	$45.2	$(1.5)	$211.5
Cost of sales	132.1	39.0	(1.5)	169.6
Gross profit	35.7	6.2	-	41.9
S, G, & A (including contingent consideration write-off and intangible asset impairment)	14.6	9.8	-	24.4
Income from operations	$21.1	$(3.6)	$-	$17.5

	Six Months Ended
	June 30, 2012
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$85.3	$51.6	$(0.8)	$136.1
Cost of sales	61.8	41.6	(0.8)	102.6
Gross profit	23.5	10.0	-	33.5
S, G, & A	13.9	4.1	-	18.0
Income from operations	$9.6	$5.9	$-	$15.5

Aerostructures Segment

Net Sales.  Net sales were $167.8 million for the first six months of 2013, a 96.7% increase from $85.3 million in the first six months of 2012.  This increase is partially attributable to Valent, acquired in December 2012, which contributed $62.4 million in net sales for the first six months of 2013.  The following table specifies the amount of the Aerostructures segment's net sales by category for the first six months of 2013 and 2012, and the percentage of the segment's total net sales for each period represented by each category:

	Six Months Ended June 30,
Category	2013	% of Total	2012	% of Total
	($ in millions)
Large commercial aircraft	$78.8	47.0%	$34.6	40.6%
Corporate and regional aircraft	48.4	28.8%	28.3	33.2%
Military	28.0	16.7%	17.5	20.5%
Other	12.6	7.5%	4.9	5.7%
Total	$167.8	100.0%	$85.3	100.0%

Large commercial aircraft generated net sales of $78.8 million for the first six months of 2013 compared to $34.6 million for the first six months of 2012, an increase of 127.7%.  Valent contributed $37.0 million in the first six months of 2013.  The most significant increase was in the Boeing 737 platform which generated $42.8 million in the first six months of 2013 compared to $11.7 million in the first six months of 2012, primarily due to the inclusion of Valent, which contributed $29.7 million.  Increases were also noted in the Boeing 747, 777 and 787 platforms which generated $10.6 million, $8.1 million and $3.6 million, respectively, in the first six months of 2013 compared to $8.6 million, $4.6 million and $0.9 million, respectively, in the first six months of 2012.  Valent contributed $1.5 million, $1.9 million and $1.4 million of the increases in the 747, 777 and 787 platforms, respectively.  Valent also contributed $1.5 million related to the Bombardier C-series platform.

Net sales of components for corporate and regional aircraft were $48.4 million for the first six months of 2013 compared to $28.3 million for the first six months of 2012, an increase of 71.0%. The increase was primarily driven by tooling for a new development program which generated $10.6 million in revenues in the first six months of 2013.  Valent also contributed $5.3 million to the increase in this category.    Growth in demand for products on the Gulfstream G650, G450/G550 and G280 aircraft generated net sales of $11.7 million, $19.5 million and $3.5 million, respectively, in the first six months of 2013 compared to $6.2 million, $18.6 million and $1.2 million, respectively, in the first six months of 2012.  Valent contributed $3.2 million to the increase in the G650 program and $1.0 million to the increase in the G280 program.

Military products generated $28.0million of net sales for the first six months of 2013 compared to $17.5 million for the first six months of 2012, an increase of 60.0%.  Valent contributed $10.5 million to this category in the first six months of 2013, including $2.9 million related to the F/A-18 Hornet, $2.1 million for the V-22 Osprey, $1.5 million for the C-17 Globemaster III, and $1.0 million for the F-35 Lightening II.   These increases, together with a $1.5 million increase in a design build program, were offset by net sales related to the Sikorsky Blackhawk program which decreased to $13.6 million in the first six months of 2013 from $14.8 million in the first six months of 2012 largely due to pricing concessions granted to the customer.

Other products generated $12.6 million in net sales in the first six months of 2013 compared to $4.9 million in the first six months of 2012, an increase of 157.1%.  The increase was primarily generated by the inclusion of Valent which added $9.6 million to this category in the first six months of 2013.

Cost of Goods Sold.  Cost of goods sold includes the Company's labor, material and overhead costs associated with the manufacture of inventory sold to customers.  Cost of goods sold for the first six months of 2013 was $132.1 million compared to $61.8 million for the first six months of 2012.  Of the $70.3 million increase, $52.9 million was due to the inclusion of Valent's first six months of 2013 operations, of which $2.5 million was from a non-recurring inventory step-up related to the acquisition.  In addition, $8.3 million in costs were recognized in the first six months of 2013 related to tooling for a new development program.  The balance of the increase was due to organic sales growth in the legacy Aerostructures business.

Gross Profit.  Gross profit for the first six months of 2013 was $35.7 million (21.3% of net sales) compared to $23.5 million (27.5% of net sales) in the first six months of 2012.  The decline in gross profit margin was primarily due to the inclusion of Valent which recognized a 15.1% gross margin. This is due to the aforementioned $2.5 million Valent inventory step-up and the fact that Valent has lower margins than the legacy Aerostructures business.  In addition, the legacy Aerostructures business recognized gross profit of 21.8% on the aforementioned tooling sales.  Also, the addition of several new work statements has caused disruption in several of the Company's facilities and led to production inefficiencies in those facilities, which in turn has contributed to the decline in gross margin percentage.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $14.6 million (8.7% of net sales) for the first six months of 2013 compared to $13.9 million (16.3% of net sales) for the first six months of 2012.  Included in these expenses for the first six months of 2013 are $7.4 million in expenses attributable to the inclusion of Valent offset by an $8.0 million benefit related to the write-off of the contingent consideration related to the purchase of Valent in December 2012.  There was a general increase in spending in the legacy Aerostructures business of $1.2 million, including a $0.5 million increase in legal and professional fees and $0.3 million in acquisition and integration expenses.

Engineering Services Segment

Net Sales.  Net sales for the Engineering Services segment were $45.2 million for the first six months of 2013 as compared to $51.6 million for the first six months of 2012, a decrease of 12.4%.    A significant decline in the demand for new design engineering has more than offset the inclusion of TASS' results in the 2013 period.  TASS was acquired in the third quarter of 2012 and contributed $7.9 million in net sales for the first six months of 2013.  The Engineering Services segment generates revenue primarily through the billing of employees' time spent on customer projects.  The following table specifies the amount of the Engineering Services segment's net sales by category for the first six months of 2013 and 2012 and the percentage of the segment's total net sales represented by each category.

	Six Months Ended June 30,
Category	2013	% of Total	2012	% of Total
	($ in millions)
Large commercial aircraft	$16.4	36.3%	$14.5	28.1%
Corporate and regional aircraft	10.6	23.4%	16.5	32.0%
Military	12.2	27.0%	17.3	33.5%
Other	6.0	13.3%	3.3	6.4%
Total	$45.2	100.0%	$51.6	100.0%

Net sales of services for large commercial aircraft were $16.4 million in the first six months of 2013, up 13.1% from $14.5 million in the first six months of 2012. The increase in this category was due to the inclusion of $7.9 million of sales from TASS in the first six months of 2013. Excluding TASS, this category declined $6.0 million which was largely due to the winding down of several programs, the most significant of which was the Boeing 787 program that decreased $4.7 million in the first six months of 2013 compared to the first six months of 2012.

Net sales for services supporting corporate and regional aircraft were $10.6 million in the first six months of 2013 compared to $16.5 million for the first six months of 2012, a decrease of 35.8%.  This decrease in sales was primarily related to reductions of $5.6 million in support of the Bombardier Learjet L-85 and $0.7 million negative cumulative catch-up adjustment on a design build program.

Net sales of services for military programs were $12.2 million in the first six months of 2013, down 29.5% from $17.3 million in the first six months of 2012.  This decrease was primarily from a $3.2 million reduction on the Boeing Tanker program due to project maturation and $1.2 million reduction in military spending during the first six months of 2013 due to programs impacted by sequestration.  In addition there was a $0.8 million negative cumulative catch-up adjustment on a design build program.

Net sales related to design and delivery of tooling on various programs supporting commercial aircraft were $6.0 million for the first six months of 2013, up 81.8%, from $3.3 million in the first six months of 2012.

Cost of Goods Sold.  Cost of goods sold consists primarily of labor and benefit costs and for the first six months of 2013 was $39.0 million compared to $41.6 million for the first six months of 2012.  Excluding $6.8 million in cost of goods sold attributable to TASS in the first six months of 2013, the decrease is $9.4 million for the legacy Engineering Services group compared to the same quarter of 2012.  This decrease was due to a reduction in hours worked and headcount of employees of this segment due to lower demand for engineering resources.

Gross Profit.  Gross profit for the first six months of 2013 was $6.2 million (13.7% of net sales) compared to $10.0 million (19.4% of net sales) in the first six months of 2012.  Excluding the impact of TASS' contribution of $1.1 million, gross profit for the legacy Engineering Services group fell $4.9 million to $5.1 million.  This decrease was primarily due to lower sales and lower billable hours of the Company's resources and the aforementioned $1.5 million negative cumulative catch-up adjustments to revenue on two design-build programs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the first six months of 2013 were $9.8 million, or 21.7% of net sales, compared to $4.1 million, or 7.9% of net sales, for the first six months of 2012.  The increase is primarily attributable to the $4.2 million impairment of the trade name intangible asset, and $1.6 million is attributable to the inclusion of the results of TASS in the first six months of 2013.

Non-segment Expenses

Interest Expense.  Interest expense was $8.2 million for the first six months of 2013 and $0.5 million for the first six months of 2012.  The interest expense increased due to the borrowings on the Company's new debt facilities to finance the acquisition of Valent in the last quarter of 2012 and for working capital needs.

Income Tax Expense.  During the first six months of 2013, the Company recorded income tax expense of $3.3 million compared to $5.2 million in the first six months of 2012.  During the first six months of 2013, the Company recognized a benefit of $0.3 million resulting from the enactment of the American Taxpayer Relief Act in January 2013, which extended retroactively, the federal research and development credit for two years from January 1, 2012 through December 31, 2013.  The effective tax rate for the first six months of 2013 and 2012 was 33.6% and 34.6%, respectively.  The Company anticipates that its effective tax rate for the year ended December 31, 2013 will be between 35.0% and 35.5%.

Non-GAAP Financial Measures

When viewed with the financial results prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and accompanying reconciliations, the Company believes earnings before interest, taxes, depreciation and amortization ("EBITDA") and Adjusted EBITDA provide additional useful information to clarify and enhance the understanding of the factors and trends affecting past performance and future prospects. The Company defines these measures, explains how they are calculated and provides reconciliations of these measures to the most comparable GAAP measure in the tables below. EBITDA and Adjusted EBITDA, as presented in this Form 10-Q, are supplemental measures of performance that are not required by, or presented in accordance with, GAAP.  They are not measurements of financial performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP, or as alternatives to net cash provided by operating activities as measures of liquidity.  The presentation of these measures should not be interpreted to mean that future results will be unaffected by unusual or nonrecurring items.

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

EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of the Company's results as reported under GAAP.  Some of these limitations are:

●	They do not reflect the Company's cash expenditures, future expenditures for capital expenditures or contractual commitments;

●	They do not reflect changes in, or cash requirements for, working capital needs;

●	They do not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on debt;

●	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements;

●	They are not adjusted for all non-cash income or expense items that are reflected in the statement of cash flows;

●	They do not reflect the impact on earnings of charges resulting from matters unrelated to ongoing operations; and

●	Other companies in the Company's industry may calculate EBITDA and Adjusted EBITDA differently, limiting their usefulness as comparative measures.

Because of these limitations, EBITDA, Adjusted EBITDA and the related financial ratios should not be considered as measures of discretionary cash available to the Company to invest in the growth of the business or as a measure of cash that will be available to meet the Company's obligations.  Furthermore, the definitions of EBITDA and adjusted EBITDA calculated here are different than those contained in the Company's credit agreement.  You should compensate for these limitations by relying primarily on the GAAP results and using EBITDA and Adjusted EBITDA only supplementally.

However, in spite of the above limitations, the Company believes that EBITDA and Adjusted EBITDA are useful to an investor in evaluating the results of operations because these measures:

●	Are widely used by investors to measure a company's operating performance without regard to items excluded from the calculation of such terms, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired, among other factors;

●	Help investors to evaluate and compare the results of operations from period to period by removing the effect of the capital structure from operating performance; and

●	Are used by the management team for various other purposes in presentations to the Board of Directors as a basis for strategic planning and forecasting.

The Company has expanded its operations significantly through the Valent Acquisition.  Adjusted EBITDA excludes these acquisition and integration charges, as applicable, and provides meaningful information about the operating performance of the businesses apart from the acquisition-related expenses, as well as interest and tax expenses.

The following financial items have been added back to net income when calculating EBITDA:

●	Interest expense;

●	Income tax expense;

●	Depreciation; and

●	Amortization.

The following additional financial items have been added back to net income when calculating Adjusted EBITDA:

●	Stock-based compensation;

●	Acquisition and integration–related expenses;

●	Intangible asset impairment

●	Contingent consideration write-off

●	Fair value step-up on acquired inventories;

●	Other (net).

Reconciliations of net income to EBITDA and Adjusted EBITDA were as follows:

	(In Thousands)		(In Thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$4,664	$5,105	$6,501	$9,897
Depreciation and amortization ₁	4,943	1,877	9,734	3,813
Interest expense	4,044	293	8,157	494
Income tax expense	2,683	2,626	3,286	5,240
EBITDA	16,334	9,901	27,678	19,444
Stock-based compensation	393	368	753	743
Acquisition and integration expenses ₂	187	-	762	-
Intangible asset impairment	4,222	-	4,222	-
Contingent consideration write-off	(7,950)	-	(7,950)	-
Fair value step-up on acquired inventories	-	-	2,497	-
Other, net	80	62	(400)	(107)
	(3,068)	430	(116)	636
Adjusted EBITDA	$13,266	$10,331	$27,562	$20,080

(1)	Includes amortization of intangibles and depreciation expense.

(2)	Includes accounting, legal, and other expenses for acquisitions and integration.

Adjusted EBITDA increased in the 2013 periods primarily due to the inclusion of Valent.

Liquidity and Capital Resources

During the first six months of 2013, operating activities used $17.6 million in cash, compared to $3.9 million in cash generated in the first six months of 2012.  Net cash used by operating activities for the first six months of 2013 was unfavorably impacted by lower profitability than the comparable six month period in 2012 primarily due to increased interest costs and the negative impact of increases in unbilled revenue, trade accounts receivable, capitalized contract costs and product inventories and decrease in accounts payable from the year end balances.  The increase of $12.0 million in unbilled revenue and $6.1 million in capitalized contract costs reflect the additional investment in tooling for a new development program. The Company expects significant milestone payments on unbilled revenue in late 2013 and early 2014.  The $7.4 million increase in trade receivables was from continued sales growth.  The $8.8 million increase in product inventories was necessary to meet expected delivery rate increases later in 2013.

Net cash used in investing activities was $16.0 million for the first six months of 2013, compared to $6.3 million for the first six months of 2012.  Cash used in the first six months of 2013 included the purchase of a corporate aircraft and construction of a building and purchase of equipment in Tulsa, Oklahoma to support a new development program.

Net cash provided by financing activities for the first six months of 2013 primarily consists of $28.0 million in net borrowings under the Company's revolving credit facility.

The Company has a senior secured revolving credit facility that provides for borrowings up to $125.0 million and matures December 28, 2017.  The credit agreement for the Company's revolving credit facility and term loan requires the Company to maintain a certain leverage ratio and interest coverage ratio on a quarterly basis as well as compliance with various restrictive covenants that limit and in some circumstances prohibit, its ability to, among other things, incur additional debt, sell, lease or transfer the Company's assets, pay dividends, make investments, guarantee debt or obligations, create liens, enter into transactions with the Company's affiliates and enter into certain merger, consolidation or other reorganization transactions.  These agreements also require mandatory prepayments of excess cash at certain leverage levels.  As of June 30, 2013, the Company was in compliance with all of its financial and non-financial covenants under the senior secured credit facilities.  The Company's growth rate over the past six months has been slower than originally expected. If it continues, this slow growth rate will increase the Company's risk of non-compliance with the required leverage ratio in the credit agreement, which ratio is scheduled to decline at December 31, 2013 as set forth in the credit agreement.  The Company is currently in discussions with its lenders to modify the existing covenants and is looking for ways to generate additional EBITDA and reduce debt levels.  The Company is currently optimistic about its ability to modify the existing covenants and is looking for ways to generate additional EBITDA and reduce debt levels.  The Company is currently optimistic about its ability to modify the covenants, but cannot provide assurance that it will be successful in negotiations. If covenants are not met and modifications or waivers cannot be obtained, it will result in non-compliance with the credit agreement, the occurrence of which could result in the amounts outstanding under the term loan facility and revolving credit facility becoming immediately due and payable.

The Company expects to meet its ongoing working capital, debt service, and capital expenditure needs presently and for the next twelve months from a combination of cash on hand, cash flow from operating activities and cash available under the revolving credit facility assuming no compliance issues occur with the credit agreement, as discussed above.  The capital budget for 2013 expects that capital expenditures will be between $27.0 million and $30.0 million.  The Company expended $17.9 million in the first six months of 2013.

Contractual Obligations and Commitments

For information concerning contractual obligations, see the caption "Contractual Obligations and Commitments" in "Item 7.  Management's Discussion and Analysis of Financial Condition and Results" in on the Company's 2012 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

No material changes have taken place in the quantitative and qualitative information about market risk since the end of the most recent fiscal year.  For further information, see Part II, Item 7A of the Company's 2012 Form 10-K.

Item 4.	Controls and Procedures.

 Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2013.  Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

We acquired TASS and Valent on August 7, 2012 and December 28, 2012, respectively.  The Company's consolidated net sales for the fiscal year ended December 31, 2012 were $278.6 million, of which the acquired TASS and Valent operations represented $6.3 million or 2.3%.  The consolidated total assets as of December 31, 2012 were $528.0 million, of which assets associated with the acquired TASS and Valent operations represented approximately $284.3 million, or 53.8%. As these acquisitions occurred during the last 12 months, the scope of our assessment of the effectiveness of disclosure controls and procedures does not include TASS or Valent. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from our scope in the year following the acquisition.

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

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Charles and State of Missouri on the 8th day of August, 2013.

LMI AEROSPACE, INC.

/s/ Ronald S. Saks
Ronald S. Saks
Chief Executive Officer
(Principal Executive Officer)

/s/ Lawrence E. Dickinson
Lawrence E. Dickinson
Vice President, Chief Financial Officer and Secretary
(Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1
Restated Articles of Incorporation of the Registrant previously filed as Exhibit 3.1 to the Registrant's Form S-1 (File No. 333-51357) filed on April 29, 1998 (the "Form S-1") and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Registrant previously filed as Exhibit 3.2 to the Form S-1 and incorporated herein by reference.

3.3
Amendment to Restated Articles of Incorporation dated as of July 9, 2001 filed as Exhibit 3.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 2001 and filed April 1, 2002 and incorporated herein by reference.

3.4	Amendment to the Registrant's Amended and Restated Bylaws filed as Exhibit 3.1 to the Registrant's Form 8-K filed June 26, 2009 and incorporated herein by reference.

4.1	Form of the Registrant's Common Stock Certificate previously filed as Exhibit 4.1 to the Form S-1 and incorporated herein by reference.

31.1	Rule 13a-14(a) Certification of Ronald S. Saks, Chief Executive Officer filed herewith.

31.2	Rule 13a-14(a) Certification of Lawrence E. Dickinson, Vice President, Chief Financial Officer and Secretary filed herewith.

32.1	Certification of Ronald S. Saks, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

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