Form 10-Q
period 2013-09-30
LMI AEROSPACE INC
filed 2013-11-12
CIK 1059562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013.

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

On November 1, 2013, there were 12,854,265 shares of our common stock, par value $0.02 per share, outstanding.

LMI AEROSPACE, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDING SEPTEMBER 30, 2013

PART I.  FINANCIAL INFORMATION

 PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

LMI Aerospace, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$1,553	$4,347
Accounts receivable, net	86,030	69,159
Inventories	112,907	90,039
Prepaid expenses and other current assets	6,734	5,655
Deferred income taxes	3,725	3,839
Total current assets	210,949	173,039

Property, plant and equipment, net	104,837	96,218
Goodwill	181,628	179,314
Intangible assets, net	56,627	64,334
Other assets	13,777	15,059
Total assets	$567,818	$527,964

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$25,937	$30,471
Accrued expenses	17,880	23,703
Current installments of long-term debt and capital lease obligations	5,193	5,632
Total current liabilities	49,010	59,806

Long-term liabilities:
Long-term debt and capital lease obligations, less current installments	290,900	255,067
Other long-term liabilities	3,230	3,405
Deferred income taxes	13,343	8,732
Total long-term liabilities	307,473	267,204

Shareholders’ equity:
Common stock, $0.02 par value per share; authorized 28,000,000 shares; issued 12,875,086 and 12,860,023 shares at September 30, 2013 and December 31, 2012, respectively	257	257
Preferred stock, $0.02 par value per share; authorized 2,000,000 shares; none issued at either date	-	-
Additional paid-in capital	92,546	90,839
Accumulated other comprehensive loss	(231)	(49)
Treasury stock, at cost, 20,821 shares at September 30, 2013 and 101,622 shares at December 31, 2012	(202)	(482)
Retained earnings	118,965	110,389
Total shareholders’ equity	211,335	200,954
Total liabilities and shareholders’ equity	$567,818	$527,964

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Sales and service revenue
Product sales	$81,076	$42,794	$246,343	$125,180
Service revenue	23,580	27,842	69,844	81,532
Net sales	104,656	70,636	316,187	206,712
Cost of sales and service revenue
Cost of product sales	63,579	32,757	192,309	89,331
Cost of service revenue	20,659	19,295	61,565	65,312
Cost of sales	84,238	52,052	253,874	154,643
Gross profit	20,418	18,584	62,313	52,069

Selling, general and administrative expenses	13,783	10,050	41,862	28,011
Contingent consideration write-off	-	-	(7,950)	-
Intangible asset impairment	-	-	4,222	-
Income from operations	6,635	8,534	24,179	24,058

Other income (expense):
Interest expense	(4,328)	(270)	(12,485)	(764)
Other, net	49	174	449	281
Total other expense	(4,279)	(96)	(12,036)	(483)

Income before income taxes	2,356	8,438	12,143	23,575
Provision for income taxes	281	2,799	3,567	8,039

Net income	2,075	5,639	8,576	15,536
Other comprehensive income (expense):
Change in foreign currency translation adjustment	118	(16)	(19)	(16)
Unrealized gain (loss) on interest rate hedges net of tax	(153)	-	(163)	-
Other comprehensive income (expense)	(35)	(16)	(182)	(16)
Total comprehensive income	$2,040	$5,623	$8,394	$15,520

Amounts per common share:
Net income per common share	$0.16	$0.48	$0.68	$1.33

Net income per common share assuming dilution	$0.16	$0.48	$0.67	$1.31

Weighted average common shares outstanding	12,617,121	11,736,392	12,604,033	11,675,453

Weighted average dilutive common shares outstanding	12,718,807	11,857,611	12,710,396	11,827,867

See accompanying notes to condensed consolidated financial statements.

 LMI Aerospace, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Operating activities:
Net income	$8,576	$15,536
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	15,230	5,767
Contingent consideration write-off	(7,950)	-
Deferred taxes	3,091	(626)
Intangible asset impairment	4,222	-
Restricted stock compensation	1,204	1,205
Other noncash items	(326)	(172)
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	(17,835)	(7,025)
Inventories	(22,698)	(6,742)
Prepaid expenses and other assets	233	310
Current income taxes	(29)	1,294
Accounts payable	(4,951)	(2,950)
Accrued expenses	2,637	3,440
Net cash (used) provided by operating activities	(18,596)	10,037
Investing activities:
Additions to property, plant and equipment	(21,230)	(12,506)
Acquisition, net of cash acquired	-	(9,863)
Proceeds from sales of equipment	1,942	88
Net cash used by investing activities	(19,288)	(22,281)
Financing activities:
Proceeds from issuance of debt	6,160	1,996
Principal payments on long-term debt and notes payable	(4,766)	(73)
Advances on revolving line of credit	112,000	4,324
Payments on revolving line of credit	(78,000)	(3,866)
Changes in outstanding checks in excess of bank deposits	-	2,031
Other, net	(304)	73
Net cash provided by financing activities	35,090	4,485
Net decrease in cash and cash equivalents	(2,794)	(7,759)
Cash and cash equivalents, beginning of period	4,347	7,868
Cash and cash equivalents, end of period	$1,553	$109
Supplemental disclosure of noncash transactions:
Purchase adjustment of acquisition	$1,219	$-

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2013

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair representation have been included.  Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the  Annual Report on Form 10-K of LMI Aerospace, Inc. (“the Company”) for the year ended December 31, 2012, as filed with the Securities and Exchange Commission.

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

Recent Accounting Standards

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-5, "Foreign Currency Matters". The amendments in ASU 2013-5 resolve the diversity in practice about whether current literature applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, the amendments in ASU 2013-5 resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. ASU 2013-5 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2013, FASB issued ASU 2013-10, “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes”, which amends the current accounting requirements in Topic 815 “Derivatives and Hedging”.  Before the amendments in this update, only interest rates on direct Treasury obligations of the U.S. government (“UST”) and, for practical reasons, the London Interbank Offered Rate (“LIBOR”) swap rate were considered benchmark interest rates in the United States.  Due the increased importance of OIS (“Overnight Index Swap Rate” or also referred to as the “Fed Funds Effective Swap Rate”), the objective of this update is to provide for the inclusion of  OIS as a U.S. benchmark interest rate for hedge accounting purposes, in addition to UST and LIBOR.  This amendment became effective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In July 2013, FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”.  ASU 2013-11 requires entities to net its liability for unrecognized tax positions against a net operating loss carryforward, a similar tax loss or a tax credit carryforward when settlement in this manner is available under the tax law.  The provisions of this new guidance are effective as of the beginning of the Company’s first quarter of 2014.  The Company is currently evaluating the impact of this standard on its consolidated financial statements.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2013

2.	Acquisitions

On December 28, 2012, the Company acquired all of the outstanding equity of Valent Aerostructures, LLC, (“Valent”), a provider of complex sub-assemblies and machined parts to airframe manufacturers in the commercial, business and regional, and military aircraft markets.  Valent is headquartered in Kansas City, Missouri, and the acquisition was accounted for under the acquisition method of accounting.  Concurrent with the acquisition, the Company entered into a new credit agreement to fund the majority of the purchase price of $231,252 as described in Note 6 below.  The Company also issued $15,000 in common stock. Operating results of Valent have been included in the Company’s Aerostructures segment from the date of acquisition.  The following table summarizes the revised purchase price allocation for Valent at the date of acquisition:

Cash	$44
Accounts receivable	16,770
Inventory	28,147
Prepaid expenses and other current assets	640
Fixed assets	56,075
Intangible assets	46,546
Other long-term assets	1,575
Goodwill	124,493
Current liabilities assumed	(19,920)
Long-term liabilities assumed	(23,118)
Cost of acquisition	$231,252

The purchase price above originally included a working capital settlement as part of the transaction that would have returned an estimated $2,362 back to the Company.  After completing negotiations with the sellers, that amount was settled for $1,143 back to the Company and the purchase price above has been adjusted accordingly by increasing the total purchase price and goodwill.

Of the $46,546 acquired intangible assets, $45,600 was assigned to three separate customer relationship intangible assets with a weighted average useful life of 20.3 years, amortized on a straight-line basis.  The straight-line method is expected to approximate the pattern of economic benefit of each intangible asset of Valent.  As part of the valuation of these customer relationship intangible assets, the contractual nature of the relationship was considered and incorporated in the value of the intangible.  This incorporation was due to customary terms in Aerospace contracts that do not provide for any minimum volumes to be ordered and include a termination for convenience clause in favor of the customer whereby the customer can exit the relationship with minimal notice.  Given the contracts with these customers can be terminated at any time, we manage the customer contract-in-place and the customer relationship as an aggregate asset, and we believe the value of the contract-in-place is not separable from the value of the long-standing customer relationship asset. Events or changes in circumstances, including loss of a significant customer, a significant decrease in the level of business with a customer or a long-term contract not being extended, would indicate that the carrying amount of any of these intangible assets may not be recoverable and a change in the remaining useful life could be required.  If that is the case an undiscounted cash flow test will be performed and, if necessary, an impairment charge will be recognized for the amount by which the carrying amount of these assets exceed its fair value.

The purchase price for Valent also included an estimated $7,950 acquisition date fair value of contingent consideration related to an earn-out at the date of the acquisition with payment of such consideration being contingent upon the achievement by Valent of certain earnings levels during the one year earn-out period. This contingent consideration was included in accrued liabilities as of December 31, 2012.  It was determined in the second quarter of 2013 that the earnings levels required to be achieved by Valent were not expected to occur by December 31, 2013.  As such, the $7,950 of contingent consideration was deemed unlikely to be paid, and a benefit was recorded in a separate line of the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2013.  As of September 30, 2013, this expectation remains unchanged.

On August 7, 2012, the Company acquired all of the shares of capital stock of TASS Inc. (“TASS”), an after-market engineering and support services firm for $10,365.  Headquartered in Kirkland, Washington, TASS delivers engineering solutions to aircraft manufacturers, airlines, maintenance, repair and overhaul companies and leasing companies worldwide.  The acquisition was funded with internal cash and a $1,000 note payable and was accounted for under the acquisition method of accounting.  Operating results of TASS have been included in the Company’s Engineering Services segment from the date of acquisition.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2013

3.	Accounts Receivable, Net

Accounts receivable, net consists of the following:

	September 30,	December 31,
	2013	2012

Trade receivables	$53,132	$50,876
Unbilled revenue	30,201	12,372
Other receivables	2,895	6,198
	86,228	69,446
Less: Allowance for doubtful accounts	(198)	(287)
Accounts receivable, net	$86,030	$69,159

Under contract accounting, unbilled revenue on long-term contracts arise when the sales or revenues based on performance  attainment, though appropriately recognized, cannot be billed yet under terms of the contract as of the balance sheet date.  Accounts receivable expected to be collected after one year is not material.  The Company has no long-term contracts recognized under the cost-to-cost or units of delivery methods that are in cumulative loss positions.  We record changes in contract estimates using the cumulative catch-up method in accordance with the Revenue Recognition topic of the FASB Accounting Standards Codification.  Cumulative catch-up adjustments had the following impacts to operating income for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Favorable adjustments	$397	$13	$265	$147
Unfavorable adjustments	(515)	(60)	(1,678)	(110)
Net operating income adjustments	$(118)	$(47)	$(1,413)	$37

4.	Inventories

Inventories consist of the following:

	September 30,	December 31,
	2013	2012

Raw materials	$17,556	$14,946
Work in progress	21,940	20,012
Manufactured and purchased components	21,658	18,702
Finished goods	34,366	30,988
Product inventory	95,520	84,648
Capitalized contract costs	17,387	5,391
Total inventories	$112,907	$90,039

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
September 30, 2013

5.	Goodwill and Intangible Assets

Goodwill

The net goodwill balance at September 30, 2013 consisted of $44,428 from the acquisition of D3 Technologies, Inc. (“D3”) in July 2007, $6,194 from the acquisition of Integrated Technologies, Inc. (“Intec”) in January 2009, $6,513 from the acquisition of TASS in August 2012, and $124,493 from the acquisition of Valent in December 2012.  The net goodwill balance at December 31, 2012 consisted of $42,908 from the acquisition of D3, $6,194 from the acquisition of Intec, $6,628 from the acquisition of TASS, and $123,584 from the acquisition of Valent.  The increase in goodwill, at September 30, 2013, related to D3 and resulted from the correction of a deferred tax liability that should have been recorded at acquisition on an indefinite lived intangible asset.   The goodwill and deferred tax liability balances were increased by $1,520 at June 30, 2013 to reflect the correction.  The increase in goodwill related to Valent resulted from adjustments to the estimated purchase price as discussed in Note 2.

 Intangible Assets

Intangible assets primarily consist of trademarks and customer intangibles resulting from the acquisitions of Versaform Corporation, D3, Intec, TASS, and Valent.   The carrying values were as follows:

	September 30,	December 31,
	2013	2012

Trademarks	$778	$5,000
Customer intangible assets	68,991	68,991
Other	1,481	1,481
Accumulated amortization	(14,623)	(11,138)
Intangible assets, net	$56,627	$64,334

Intangibles amortization expense was $1,162 and $544 for the three months ended September 30, 2013 and 2012, respectively, and $3,485 and $1,532 for the nine months ended September 30, 2013 and 2012, respectively. The accumulated amortization balances at September 30, 2013 and December 31, 2012, respectively, were $421 and $261 for trademarks, $13,506 and $10,360 for customer intangible assets, and $696 and $517 for other intangible assets. The trademark of $4,222 that resulted from the acquisition of D3 was previously determined to have an indefinite life.   Valent intangible assets are amortized on the straight-line method as this approximates the pattern of economic benefit of each intangible asset of Valent.  All other remaining intangible assets are not material.   The carrying value of goodwill and intangible assets with indefinite lives is assessed at least annually, during the fourth quarter, unless a triggering event occurs, and an impairment charge is recorded if appropriate.  During the second quarter of 2013, a triggering event occurred when the Company commenced an initiative to rebrand its core engineering business.  Under this initiative, the D3 Technologies name will no longer be used and the $4,222 indefinite lived intangible asset related to that trade name was deemed to be fully impaired.  The amount was calculated using the income approach with a level 3 valuation.  The impairment loss was recognized in the Engineering Services segment in a separate line of the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2013.

We have seen a slowdown in the demand for design engineering services over the past few quarters.  Cyclical demand in this business can lead to periods of higher and lower revenue and profitability.  However, if the slowdown were to be prolonged, it could lead to a triggering event and potential impairment for intangible assets and goodwill.  Further, our Valent acquisition has not achieved the sales growth we expected due to delays in customer awards and longer ramp up times on new contracts as they migrate to full production.  We believe this lower sales growth is temporary. However if it continues for an extended period of time, it could lead to a triggering event and potential impairment to intangibles assets and goodwill.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2013

6.	Long-term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following:

	September 30,	December 31,
	2013	2012

Term loan under credit agreement, variable	$223,313	$225,000
Revolver under credit agreement, variable	40,236	6,236
Missouri IRBs at fixed rate of 2.80% at September 30, 2013 and December 31, 2012	7,859	8,113
Capital leases, at fixed rates ranging from 2.04% to 7.73% at September 30, 2013 and 3.00% to 7.73% at December 31, 2012	14,803	15,316
Notes payable, principal and interest payable monthly, at fixed rates,up to 3.60% at September 30, 2013 and up to 3.25% at December 31, 2012	9,882	6,034
Total debt	296,093	260,699
Less current installments	5,193	5,632
Total long-term debt and capital lease obligations	$290,900	$255,067

On December 28, 2012, the Company entered into a credit agreement to provide new senior secured credit facilities to finance the Valent acquisition, refinance existing debt, and fund working capital requirements.  The credit agreement provides for credit facilities that include a revolving credit facility of up to $125,000 and a term loan facility of $225,000.   The credit agreement was amended on February 7, 2013 in conjunction with its completed syndication increasing the Company’s borrowing limit and reducing its rates.  The agreement was amended again on August 21, 2013 to provide more flexibility on the financial covenants through 2014. Borrowings under the term and revolving credit facilities are secured by substantially all of the Company’s assets and bear interest at either the LIBOR rate plus a margin of up to 3.50% and 4.00%, respectively,  with a LIBOR floor of 1.25% or the alternate base rate (“ABR”) which is the highest of the following plus a margin of up to 2.50% and 3.00%, respectively, with the applicable margins of the facilities subject to a step down and a step-down grid, respectively, based on the total leverage ratio of the Company effective with the start of the second quarter of 2013:

•	Prime rate,
•	Federal funds rate plus 0.5%,
•	The adjusted Eurodollar rate for an interest period of one month plus 1% or,
•	The 2.25% ABR rate floor.

The Company is required to pay a commitment fee of between 0.375% and 0.625% per annum on the unused portion of the revolving credit facility, depending on the leverage ratio.  The credit agreement for our revolving credit facility and term loan requires us to maintain both a certain leverage ratio and interest coverage ratio on a quarterly basis as well as compliance with various restrictive covenants that limit our ability to incur additional debt, guarantee debt or obligations, create liens, enter into certain merger, consolidation or other reorganization transactions, make investments, sell, lease or transfer our assets and enter into transactions with our affiliates and prohibits our ability to pay dividends.  The Company is currently in compliance with all of its financial and non-financial covenants as of September 30, 2013.

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
September 30, 2013

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

Following is a description of the valuation methodologies used for assets and liabilities measured at fair value.  There were no transfers between levels during the three months ended September 30, 2013 and the year ended December 31, 2012.

					2013
					Total
	Assets/Liabilities at Fair Value as of September 30, 2013				Gains
Recurring Fair Value Measurements:	Total	(Level 1)	(Level 2)	(Level 3)	(Losses)
Asset:
Interest rate derivatives (2)	$14	$-	$14	$-	$-
	$14	$-	$14	$-	$-
Liabilities:
Contingent consideration (1)	$-	$-	$-	$-	$7,950
Interest rate derivatives (2)	207	-	207	-	-
	$207	$-	$207	$-	$7,950

Non-recurring Fair Value Measurements:
Intangible assets, net (3)	$56,627	$-	$-	$56,627	$(4,222)
	$56,627	$-	$-	$56,627	$(4,222)

	Assets/Liabilities at Fair Value as of December 31, 2012
Recurring Fair Value Measurements:	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Contingent consideration (1)	$7,950	$-	$-	$7,950

(1)	The Monte Carlo simulation was used with a normal probability distribution of the best estimate of EBITDA for 2013 to approximate fair value. At June 30, 2013, the EBITDA target was not expected to occur and as such, the $7,950 of contingent consideration was deemed unlikely to be paid, and a benefit was recorded on a separate line in the Condensed Consolidated Statements of Operations for the for the nine months ended September 30, 2013.

(2)	The fair values of interest rate derivatives are the amount the company would receive or pay to terminate the contracts, considering quoted market prices of comparable agreements. (Also see Note 8)

(3)	At June 30, 2013, a trade name originally determined to have an indefinite life was deemed to be impaired and an expense was recorded on a separate line in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2013. (Also see Note 5)

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2013

8.	Derivative Financial Instruments

The Company has interest rate risk with respect to interest expense on variable rate debt.  At September 30, 2013, the Company had $263,549 of variable rate debt outstanding.  On March 28, 2013, in compliance with its credit agreement, the Company purchased option and swap derivative contracts to hedge against the potential impact on earnings from an increase in market interest rates associated with the interest payments on its variable rate term credit facility.  The objective of the hedge transactions is to reduce the variability of cash flows due to changes in the designated benchmark interest rate on $112,500 of the term debt.  The purchased options have a strike price of 1.25%, based on 30-day LIBOR with maturity dates each month from April 28, 2013 through December 31, 2014 and payment dates coinciding directly with the term debt.  The interest rate swap is effective from December 31, 2014 through December 31, 2015 and effectively swaps a notional amount of $112,500 from the floating LIBOR interest rate with a floor of 1.25% for a 1.63% fixed interest rate.  The derivatives are recognized in the Condensed Consolidated Balance Sheet as current assets and liabilities at fair value, as of September 30, 2013 as follows:

Derivative Asset and Liablity	Location in Condensed Consolidated Balance Sheet	September 30, 2013
Derivative designated as hedging instrument:
Interest rate purchased option fair value	Other current assets	$14
Derivative designated as hedging instrument:
Interest rate swap fair value	Accrued expenses	$207

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

The following amounts are included in AOCI and earnings for the three and nine months ended September 30, 2013:

	Net of Tax
Derivatives in Cash Flow Hedging Relationship	Effective portion of (Gain) Loss Recognized in AOCI on Derivative	Effective Portion of (Gain) Loss Reclassified from AOCI into Earnings(1)
Three Months Ended September 30, 2013
Interest rate derivatives	$153	$-

Nine Months Ended September 30, 2013
Interest rate derivatives	$163	$-

(1)	No amounts related to the interest rate derivatives were reclassified from AOCI to interest expense during the period.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2013

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerators
Net income	$2,075	$5,639	$8,576	$15,536
Denominators
Weighted average common shares - basic	12,617,121	11,736,392	12,604,033	11,675,453

Dilutive effect of restricted stock	101,686	121,219	106,363	152,414

Weighted average common shares - diluted	12,718,807	11,857,611	12,710,396	11,827,867

Basic earnings per share	$0.16	$0.48	$0.68	$1.33

Diluted earnings per share	$0.16	$0.48	$0.67	$1.31

10.	Stock-Based Compensation

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

A summary of the activity for non-vested restricted stock awards under the Plan is presented below:

	2013
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1	189,828	$18.76
Granted	67,996	21.42
Vested	(17,873)	(17.74)
Forfeited	(2,750)	(20.20)
Outstanding at September 30	237,201	$19.58

Common stock compensation expense related to restricted stock awards granted under the Plan were $451 and $462 for the three months ended September 30, 2013 and 2012, respectively, and $1,204 and $1,205 for the nine months ended September 30, 2013 and 2012, respectively.

Total unrecognized compensation costs related to non-vested, share-based awards granted or awarded under the Plan were $2,300 and $2,071 at September 30, 2013 and December 31, 2012, respectively.  These costs are expected to be recognized over a weighted average period of 1.4 and 1.6 years, respectively.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2013

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

The table below presents information about reported segments on the basis used internally to evaluate segment performance:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net sales:
Aerostructures	$85,075	$44,032	$252,844	$129,349
Engineering Services	20,206	27,227	65,373	78,844
Eliminations	(625)	(623)	(2,030)	(1,481)
	$104,656	$70,636	$316,187	$206,712

Income from operations:
Aerostructures	$6,015	$5,427	$27,095	$15,074
Engineering Services	742	3,175	(2,933)	9,053
Eliminations	(122)	(68)	17	(69)
	$6,635	$8,534	$24,179	$24,058

12.	Customer Concentration

Direct sales, through both of the Company’s business segments, to our largest customer, Spirit Aerosystems (“Spirit”), accounted for 28.4% and 13.8% of the Company’s total revenues for the three months ended September 30, 2013 and 2012, respectively.  Direct sales to Spirit accounted for 28.8% and 13.1% of the Company’s total revenues for the nine months ended September 30, 2013 and 2012, respectively.  Accounts receivable balances related to Spirit were 23.1% and 27.9% of the Company’s total accounts receivable balance at September 30, 2013 and December 31, 2012, respectively.

Direct sales, through both of the Company’s business segments, to our second largest customer, The Boeing Company (“Boeing”), accounted for 12.8% and 20.8% of the Company’s total revenues for the three months ended September 30, 2013 and 2012, respectively.  Direct sales to Boeing accounted for 15.2% and 20.7% of the Company’s total revenues for the nine months ended September 30, 2013 and 2012, respectively.  Accounts receivable balances based on direct sales related to Boeing were 7.0% and 11.3% of the Company’s total accounts receivable balance at September 30, 2013 and December 31, 2012, respectively.

Direct sales, through both of the Company’s business segments, to our third largest customer, Gulfstream Aerospace Corporation, a General Dynamics company (“Gulfstream”), accounted for 10.9% and 16.7% of the Company’s total revenues for the three months ended September 30, 2013 and 2012, respectively.  Direct sales to Gulfstream accounted for 14.8% and 16.6% of the Company’s total revenues for the nine months ended September 30, 2013 and 2012, respectively.  Accounts receivable balances related to Gulfstream were 19.1% and 5.6% of the Company’s total accounts receivable balance at September 30, 2013 and December 31, 2012, respectively.

13.	Income Taxes

The Company’s effective tax rate for the three and nine months ended September 30, 2013 was 11.9% and 29.4%, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2012 was 33.2% and 34.1%, respectively. The favorable rate for the third quarter of 2013 and the nine months ended was mainly due to retroactive changes in state tax laws that modified income allocation rules and higher levels of federal and state tax credits than had been estimated. The full year rate included the $300 benefit recognized in the first quarter of 2013 for the enactment of the American Taxpayer Relief Act in January 2013, which extended retroactively, the federal research and development credit for two years from January 1, 2012 through December 31, 2013.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2013

14.	Subsequent Event

On October 29, 2013, the Company committed to a restructuring plan (the “Plan”) that will result in the closure of its Precise Machine facility located in Fort Worth, Texas (the “Facility”).  The Plan is part of the Company’s synergy plan related to the 2012 acquisition of Valent.  As part of the Plan, the Facility is expected to cease operations early in the second quarter of 2014 and relocate its necessary equipment and assets currently located at the Facility to other Company machining facilities.

The Company estimates that it will incur aggregate pre-tax charges of between $1,350 and $1,600 to implement the Plan, which includes (i) a fee of approximately $300 to $350 to terminate the Facility’s real property and building lease, (ii) anticipated expenditures of between $550 and $650 in employee severance, retention and relocation costs and (iii) approximately $500 to $600 in other shut-down related expenditures.  The Company will record charges starting in the fourth quarter of 2013 continuing into the second quarter of 2014.

On November 1, 2013 LMI Aerospace, Inc. (the “Company”) announced a series of management changes that included the Company accepting the resignation of the two Co-Presidents of the Aerostructures segment of the Company to pursue other opportunities. The Company has also retained them, for a period of six months, as consultants, to provide certain management transition services for $100, each.  In connection with this transition, the Company has entered into a resignation agreement and general release in which the Company has agree to pay each of them six months of severance equal to $175 and a bonus amount of $616.

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

The Company believes that certain significant accounting estimates have the potential to have a more significant impact on the financial statements either because of the significance of the financial statements to which they relate or because they involve a higher degree of judgment and complexity.  A summary of such critical accounting estimates can be found in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the  2012 Form 10-K.

Overview

We are a leading supplier of structural assemblies, kits and components, and design engineering services to the aerospace and defense markets.  We primarily sell our products and services to the large commercial, corporate and regional, and military aircraft markets.  Historically, our business was primarily dependent on the large commercial aircraft market, specifically with one principal customer.  In order to diversify our product and customer base, we implemented an acquisition and marketing strategy in the late 1990s that has broadened the number of industries to which we sell our products and services and, within the aerospace industry, diversified our customer base to reduce our dependence on any one principal customer.  The acquisition of Valent in December 2012 increased the scale of our operations by expanding our product and service offerings, deepening our program management skills, and increasing our assembly and complex machining capabilities.  This acquisition is enabling us to compete for larger and more complex assemblies and design-build projects.   We believe that original equipment manufacturers and Tier 1 aerospace companies will continue the trend of selecting suppliers based upon their breadth, favoring complex design and manufacturing capabilities and value-added services as well as the ability of those suppliers to efficiently  manage large production programs.

 Results of Operations

 Three months ended September 30, 2013 compared to three months ended September 30, 2012

Consolidated Operations

Cost of goods sold for our Aerostructures segment consists primarily of direct labor, materials, subcontract costs and manufacturing overhead, including indirect labor costs, depreciation, rent, supplies and other indirect costs.  Cost of goods for our Engineering Services segment consists primarily of direct labor, subcontract costs and overhead, including rent, maintenance, and indirect costs.  Selling, general, and administrative expenses for both segments consist primarily of labor, rent, depreciation and amortization, professional services and other administrative expenses.

The following table is a summary of our operating results for the three months ended September 30, 2013 and 2012, respectively:

	Three Months Ended
	September 30, 2013
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$85.1	$20.2	$(0.6)	$104.7
Cost of sales	67.8	16.9	(0.5)	84.2
Gross profit	17.3	3.3	(0.1)	20.5
S, G, & A	11.3	2.5	-	13.8
Income from operations	$6.0	$0.8	$(0.1)	$6.7

	Three Months Ended
	September 30, 2012
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$44.0	$27.2	$(0.6)	$70.6
Cost of sales	31.1	21.4	(0.5)	52.0
Gross profit	12.9	5.8	(0.1)	18.6
S, G, & A	7.5	2.6	-	10.1
Income from operations	$5.4	$3.2	$(0.1)	$8.5

Aerostructures Segment

Net Sales.  Net sales were $85.1 million for the third quarter of 2013, a 93.4% increase from $44.0 million in the third quarter of 2012.  This increase is largely attributable to the addition of Valent, acquired in December 2012, which contributed $30.2 million in net sales for the third quarter of 2013.  The following table specifies the amount of the Aerostructures segment’s net sales by category for the third quarter of 2013 and 2012 and the percentage of the segment’s total net sales for each period represented by each category:

	Three Months Ended September 30,
Category	2013	% of Total	2012	% of Total
	($ in millions)
Large commercial aircraft	$41.6	48.9%	$17.7	40.2%
Corporate and regional aircraft	20.5	24.1%	15.2	34.5%
Military	16.4	19.3%	8.8	20.0%
Other	6.6	7.7%	2.3	5.3%
Total	$85.1	100.0%	$44.0	100.0%

Large commercial aircraft generated net sales of $41.6 million for the third quarter of 2013 compared to $17.7 million for the third quarter of 2012, an increase of 135.0%.  Valent contributed $18.1 million in the third quarter of 2013.  The most significant increase was in the Boeing 737 platform which generated $22.4 million in the third quarter of 2013 compared to $5.8 million in the third quarter of 2012, primarily due to the inclusion of $15.2 million from Valent. Increases in net sales of wing modification products were noted in the third quarter of 2013 from $6.6 million compared to $2.6 million in the third quarter of 2012.  Increases were also noted in the Boeing 777 and 787 platforms which generated $4.0 million and $1.9 million, respectively, in the third quarter of 2013 compared to $2.3 million and $0.9 million, respectively, in the third quarter of 2012.  Valent contributed $0.9 million and $0.6 million of the increases in the 777 and 787 platforms, respectively.

Net sales of components for corporate and regional aircraft were $20.5 million for the third quarter of 2013 compared to $15.2 million for the third quarter of 2012, an increase of 34.9%. Valent contributed $3.1 million to the increase in this category.  The platform that primarily drove the increase in corporate and regional aircraft was the Gulfstream G650 program, which generated net sales of $6.0 million, in the third quarter of 2013, including $1.7 million from Valent, compared to $3.9 million in the third quarter of 2012.  Tooling revenue related to a design build project contributed $1.2 million in the third quarter of 2013 compared to no significant revenue in the third quarter of 2012.  The overall increase in corporate and regional aircraft was partially offset by a decrease in demand for products on the Gulfstream G450/G550 aircraft, which generated net sales of $8.5 million in the third quarter of 2013, compared to $9.7 million in the third quarter of 2012.

Military products generated $16.4 million of net sales for the third quarter of 2013 compared to $8.8 million for the third quarter of 2012, an increase of 86.4%.  Valent contributed $4.6 million to this category in the third quarter of 2013.  Notable increases in project platforms included the Embraer KC-390 with third quarter of 2013 revenues of $3.7 million compared to $0.2 million in the third quarter of 2012. Valent’s largest contributions were Boeing’s V-22 Osprey and F-18 platforms, which are new platforms for us, with third quarter of 2013 revenues of $1.1 million and $1.0 million, respectively.

Other products generated $6.6 million in net sales in the third quarter of 2013 compared to $2.3 million in the third quarter of 2012, an increase of 187.0%.  The increase was primarily generated by the inclusion of Valent which added $4.4 million to this category in the third quarter of 2013, including $1.3 million in additional processing revenues and $2.8 million in sales to the rail industry.

Cost of Goods Sold.    Cost of goods sold for the third quarter of 2013 was $67.8 million compared to $31.1 million for the third quarter of 2012.  Of the $36.7 million increase, $26.3 million was from the inclusion of Valent’s third quarter 2013 operations.  Also included in cost of goods sold is a $4.4 million increase in subcontract costs primarily related to two design build programs and a new tooling development project.  In addition, we incurred $0.5 million in underutilized capacity cost at one of our green field machining centers.

Gross Profit.  Gross profit for the third quarter of 2013 was $17.3 million (20.3% of net sales) compared to $12.9 million (29.3% of net sales) in the third quarter of 2012.  The decline in gross profit margin was primarily due to the inclusion of Valent, which recognized a 15.4% gross margin and design build, which involved substantial subcontract costs and an inherently lower gross margin of 17.9%.   Additionally, start-up of new work statements has caused disruption in several of the Company’s facilities that led to production inefficiencies in those facilities and contributed to the decline in gross margin percentage.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $11.3 million (13.3% of net sales) for the third quarter of 2013 compared to $7.5 million (17.0% of net sales) for the third quarter of 2012.  Included in these expenses for the third quarter of 2013 were $3.8 million in expenses attributable to Valent.

Engineering Services Segment

Net Sales.  Net sales for the Engineering Services segment were $20.2 million for the third quarter of 2013 as compared to $27.2 million for the third quarter of 2012, a decrease of 25.7%.  The Engineering Services segment generates revenue primarily through the billing of employees’ time spent on customer projects.  The following table specifies the amount of the Engineering Services segment’s net sales by category for the third quarter of 2013 and 2012 and the percentage of the segment’s total net sales represented by each category.

	Three Months Ended September 30,
Category	2013	% of Total	2012	% of Total
	($ in millions)
Large commercial aircraft	$9.9	49.0%	$7.3	26.8%
Corporate and regional aircraft	4.0	19.8%	8.4	30.9%
Military	4.8	23.8%	9.8	36.0%
Other	1.5	7.4%	1.7	6.3%
Total	$20.2	100.0%	$27.2	100.0%

Net sales of services for large commercial aircraft were $9.9 million in the third quarter of 2013, up 35.6% from $7.3 million in the third quarter of 2012. The increase in this category was primarily due to increases in a number of programs, the most significant of which was Airbus 350 platform of $1.3 million and $1.9 million in additional Maintenance, Repair and Overhaul services generated by TASS.  These increases were partially offset by the winding down of several programs, the most significant of which was the Boeing 787 program that decreased by $1.4 million in the third quarter of 2013 compared to the third quarter of 2012.

Net sales for services supporting corporate and regional aircraft were $4.0 million in the third quarter of 2013 compared to $8.4 million for the third quarter of 2012, a decrease of 52.4%.  This decrease in sales was primarily related to a reduction of $3.9 million in support of the Bombardier Learjet L-85, from $6.5 million in the third quarter of 2012 to $2.6 million in the third quarter of 2013, and a reduction of $0.8 million in support of the space travel program due to the program nearing completion.

Net sales of services for military programs were $4.8 million in the third quarter of 2013, down 51.0% from $9.8 million in the third quarter of 2012.  This decrease was related to a number of programs, the most significant was a $3.7 million decrease for the Boeing Tanker program due to the winding down of the program design phase.

Net sales related to design and delivery of tooling on various programs supporting commercial aircraft were $1.5 million for the third quarter of 2013, down 11.8%, from $1.7 million in the third quarter of 2012.

Cost of Goods Sold.  Cost of goods sold for the third quarter of 2013 was $16.9 million compared to $21.4 million for the third quarter of 2012.  This decrease was primarily due to the reduction of direct labor of this segment due to lower demand for engineering resources.

Gross Profit.  Gross profit for the second quarter of 2013 was $3.3 million (16.3% of net sales) compared to $5.8 million (21.3% of net sales) in the third quarter of 2012.  The decline in gross profit was due to lower sales and lower direct labor causing higher indirect labor and certain overhead costs to be spread over a lower level of revenue.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the third quarter of 2013 were $2.5 million, or 12.4% of net sales, compared to $2.6 million, or 9.6% of net sales, for the third quarter of 2012.

Non-segment Expenses

Interest Expense.  Interest expense was $4.3 million for the third quarter of 2013 and $0.3 million for the third quarter of 2012.  Interest expense increased primarily due to the debt facilities obtained by the Company late in 2012 that were used to finance the acquisition of Valent and to fund working capital needs.

Income Tax Expense.  During the third quarter of 2013, the Company recorded an income tax provision of $0.3 million compared to $2.8 million in the third quarter of 2012.  The effective tax rate for the third quarter of 2013 and 2012 was 11.9% and 33.2%, respectively.  During the third quarter of 2013 the Company adjusted its income tax expense to reflect  a favorable adjustment in the third quarter of 2013 of $0.3 million, mainly due to retroactive changes in state tax laws that modified income allocation rules and higher levels of federal and state tax credits than had been estimated.

Results of Operations

 Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Consolidated Operations

The following table is a summary of our operating results for the nine months ended September 30, 2013 and 2012, respectively:

	Nine Months Ended
	September 30, 2013
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$252.8	$65.4	$(2.0)	$316.2
Cost of sales	199.9	56.0	(2.0)	253.9
Gross profit	52.9	9.4	0.0	62.3
S, G, & A (including contingent consideration write-off and intangible asset impairment)	25.8	12.3	-	38.1
Income from operations	$27.1	$(2.9)	$0.0	$24.2

	Nine Months Ended
	September 30, 2012
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$129.3	$78.8	$(1.4)	$206.7
Cost of sales	92.9	63.1	(1.4)	154.6
Gross profit	36.4	15.7	-	52.1
S, G, & A	21.4	6.7	-	28.1
Income from operations	$15.0	$9.0	$-	$24.0

Aerostructures Segment

Net Sales.  Net sales were $252.8 million for the first nine months of 2013, a 95.5% increase from $129.3 million in the first nine months of 2012.  This increase is primarily attributable to the addition of Valent, acquired in December 2012, which contributed $92.4 million in net sales for the first nine months of 2013.  The following table specifies the amount of the Aerostructures segment’s net sales by category for the first nine months of 2013 and 2012, and the percentage of the segment’s total net sales for each period represented by each category:

	Nine Months Ended September 30,
Category	2013	% of Total	2012	% of Total
	($ in millions)
Large commercial aircraft	$120.3	47.6%	$52.3	40.4%
Corporate and regional aircraft	69.5	27.5%	43.6	33.7%
Military	43.9	17.4%	26.2	20.3%
Other	19.1	7.5%	7.2	5.6%
Total	$252.8	100.0%	$129.3	100.0%

Large commercial aircraft generated net sales of $120.3 million for the first nine months of 2013 compared to $52.3 million for the first nine months of 2012, an increase of 130.0%.  Valent contributed $55.1 million in the first nine months of 2013.  The most significant increase was in the Boeing 737 platform which generated $65.2 million in the first nine months of 2013 compared to $17.5 million in the first nine months of 2012, primarily due to the inclusion of Valent, which contributed $44.8 million.  Increases were also noted in the wing modification products and the Boeing 777, 787 and 747 platforms which generated $14.8 million, $12.1 million, $5.5 million and $14.9 million, respectively, in the first nine months of 2013 compared to $9.1 million, $7.0 million, $1.8 million and $13.4 million, respectively, in the first nine months of 2012.  Valent contributed $2.8 million, $2.0 million and $2.1 million of the increases in the 777, 787 and 747 platforms, respectively.  Valent also contributed $1.9 million related to the Bombardier C-series platform.

Net sales of components for corporate and regional aircraft were $69.5 million for the first nine months of 2013 compared to $43.6 million for the first nine months of 2012, an increase of 59.4%. The increase was primarily driven by tooling for a new development program that generated $11.7 million in revenues in the first nine months of 2013.  Valent also contributed $9.0 million to the increase in this category.    Growth in demand for products on the Gulfstream G650 and G280 aircraft generated net sales of $17.7 million and $5.2 million, respectively, in the first nine months of 2013 compared to $10.1 million and $2.3 million, respectively, in the first nine months of 2012.  Valent contributed $5.0 million to the increase in the G650 program and $1.4 million to the increase in the G280 program.

Military products generated $43.9 million of net sales for the first nine months of 2013 compared to $26.2 million for the first nine months of 2012, an increase of 67.6%.  Valent contributed $14.5 million to this category in the first nine months of 2013, including $3.9 million related to the Boeing F/A-18 Hornet, $3.2 million for the Boeing V-22 Osprey, $2.2 million for the Boeing C-17 Globemaster III and $1.6 million for the Lockheed Martin F-35 Lightening II.   These increases, together with a $5.1 million increase in a design build program, were partially offset by a decrease in net sales related to the Sikorsky Blackhawk program to $20.6 million in the first nine months of 2013 from $22.1 million in the first nine months of 2012 largely due to pricing concessions granted to the customer.

Other products generated $19.1 million in net sales in the first nine months of 2013 compared to $7.2 million in the first nine months of 2012, an increase of 165.3%.  The increase was primarily generated by the inclusion of Valent which added $13.8 million to this category in the first nine months of 2013 partially offset by a $1.2 million decrease in revenues related to a technology product produced by legacy Aerostructures.

Cost of Goods Sold.    Cost of goods sold for the first nine months of 2013 was $199.9 million compared to $92.9 million for the first nine months of 2012.  Of the $107.0 million increase, $79.2 million was due to the inclusion of Valent’s first nine months of 2013 operations, of which $2.5 million was from a non-recurring inventory step-up related to the acquisition.  In addition, $13.5 million in additional costs, primarily subcontract, were recognized in the first nine months of 2013 related to direct costs for two design build and a new tooling development program.  The balance of the increase was due to organic sales growth in the legacy Aerostructures business.

Gross Profit.  Gross profit for the first nine months of 2013 was $52.9 million (20.9% of net sales) compared to $36.4 million (28.2% of net sales) in the first nine months of 2012.  The decline in gross profit margin was primarily due to the inclusion of Valent which recognized a 15.2% gross margin because of the aforementioned $2.5 million Valent inventory step-up and generally lower margins than the legacy Aerostructures business.  Also a factor in the decline, the legacy Aerostructures business recognized gross profit of 20.0% on the aforementioned design build and new program development sales.  Further, the addition of several new work statements have caused disruption in several of the Company’s facilities that led to production inefficiencies in those facilities and we incurred $1.0 million in underutilized capacity cost at one of our green field machining centers, both of which also contributed to the decline in gross margin percentage.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $25.8 million (10.2% of net sales) for the first nine months of 2013 compared to $21.4 million (16.6% of net sales) for the first nine months of 2012.  Included in these expenses for the first nine months of 2013 are $11.2 million in expenses attributable to the inclusion of Valent offset by an $8.0 million benefit related to the write-off of the contingent consideration related to the purchase of Valent in December 2012.  There was a general increase in spending in the legacy Aerostructures business of $1.2 million, including a combined $0.6 million increase in professional services expenses.

Engineering Services Segment

Net Sales.  Net sales for the Engineering Services segment were $65.4 million for the first nine months of 2013 as compared to $78.8 million for the first nine months of 2012, a decrease of 17.0%.    A significant decline in the demand for new design engineering more than offset the inclusion of TASS’ results for the first full nine months of 2013.  TASS was acquired in the third quarter of 2012 and contributed $12.0 million in net sales for the first nine months of 2013 compared to $2.2 million for the first nine months of 2012.  The Engineering Services segment generates revenue primarily through the billing of employees’ time spent on customer projects.  The following table specifies the amount of the Engineering Services segment’s net sales by category for the first nine months of 2013 and 2012 and the percentage of the segment’s total net sales represented by each category.

	Nine Months Ended September 30,
Category	2013	% of Total	2012	% of Total
	($ in millions)
Large commercial aircraft	$26.4	40.5%	$21.7	27.5%
Corporate and regional aircraft	14.6	22.2%	24.9	31.6%
Military	16.9	25.8%	27.2	34.5%
Other	7.5	11.5%	5.0	6.4%
Total	$65.4	100.0%	$78.8	100.0%

Net sales of services for large commercial aircraft were $26.4 million in the first nine months of 2013, up 21.7% from $21.7 million in the first nine months of 2012. The increase in this category was due to the inclusion of an additional $9.8 million of sales from TASS in the first nine months of 2013.  Excluding TASS, this category declined $5.1 million which was largely due to the winding down of several programs, the most significant of which was the Boeing 787, Boeing integration testing, and Boeing 747-8 programs that decreased $6.3 million, $2.0 million and $1.5 million, respectively, in the first nine months of 2013 compared to the first nine months of 2012.  These decreases were offset by a $2.8 million increase in revenues related to the Airbus A350 platform.

Net sales for services supporting corporate and regional aircraft were $14.6 million in the first nine months of 2013 compared to $24.9 million for the first nine months of 2012, a decrease of 41.4%.  This decrease in sales was primarily related to reductions of $9.5 million in support of the Bombardier Learjet L-85, as this project is winding down, and $0.6 million negative cumulative catch-up adjustments on a design build program.

Net sales of services for military programs were $16.9 million in the first nine months of 2013, down 37.9% from $27.2 million in the first nine months of 2012.  This decrease was primarily from a $6.8 million reduction on the Boeing Tanker program due to the project nearing completion and a $1.6 million reduction in military spending during the first nine months of 2013 due to programs impacted by sequestration.  In addition there was a $1.0 million negative cumulative catch-up adjustment on a design build program.

Net sales related to design and delivery of tooling on various programs supporting commercial aircraft were $7.5 million for the first nine months of 2013, up 50.0%, from $5.0 million in the first nine months of 2012.  This is primarily due to an increase of $2.2 million in Boeing tooling projects.

Cost of Goods Sold.  Cost of goods sold for the first nine months of 2013 was $56.0 million compared to $63.1 million for the first nine months of 2012.  Excluding $8.7 million in additional cost of goods sold attributable to TASS in the first nine months of 2013 compared to the partial prior year, the decrease is $15.8 million for the legacy Engineering Services group compared to the first nine months of 2012.  This decrease was due to a reduction in hours worked and headcount of employees of this segment due to lower demand for engineering resources.

Gross Profit.  Gross profit for the first nine months of 2013 was $9.4 million (14.4% of net sales) compared to $15.7 million (19.9% of net sales) in the first nine months of 2012.  This decrease was primarily due to lower sales and lower direct labor and the aforementioned $1.6 million negative cumulative catch-up adjustments to revenue on two design-build programs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the first nine months of 2013 were $12.3 million, or 18.8% of net sales, compared to $6.7 million, or 8.5% of net sales, for the first nine months of 2012.  The increase is primarily attributable to the $4.2 million impairment of the trade name intangible asset and $1.6 million of additional selling, general and administrative expenses attributable to the inclusion of the results of TASS for a full nine months in 2013.
Non-segment Expenses

Interest Expense. Interest expense was $12.5 million for the first nine months of 2013 and $0.8 million for the first nine months of 2012. The interest expense increased due to the borrowings on the debt facilities obtained by the Company late in 2012 to finance the acquisition of Valent in the last quarter of 2012 and for working capital needs.

Income Tax Expense.  During the first nine months of 2013, the Company recorded income tax expense of $3.6 million compared to $8.0 million in the first nine months of 2012.  During the third quarter of 2013 the Company adjusted its income tax expense to reflect a favorable adjustment of $598. This adjustment was mainly due to retroactive changes in state tax laws that modified income allocation rules and higher levels of federal and state tax credits than had been estimated, inclusive of the $300 benefit recognized in the first quarter of 2013 for the enactment of the American Taxpayer Relief Act in January 2013, which extended retroactively, the federal research and development credit for two years from January 1, 2012 through December 31, 2013.  The effective tax rate for the first nine months of 2013 and 2012 was 29.4% and 34.1%, respectively.  The Company anticipates that its effective tax rate for the year ended December 31, 2013 will be between 30.5% and 31.5%.

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

Because of these limitations, EBITDA, Adjusted EBITDA and the related financial ratios should not be considered as measures of discretionary cash available to the Company to invest in the growth of the business or as a measure of cash that will be available to meet the Company’s obligations.  Furthermore, the definitions of EBITDA and adjusted EBITDA calculated here are different than those contained in the Company’s credit agreement.  You should compensate for these limitations by relying primarily on the GAAP results and using EBITDA and Adjusted EBITDA only supplementally.

However, in spite of the above stated limitations, the Company believes that EBITDA and Adjusted EBITDA are useful to an investor in evaluating the results of operations because these measures:

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

The Company has expanded its operations significantly through the Valent Acquisition.  Adjusted EBITDA excludes the acquisition and integration charges, as applicable, and provides meaningful information about the operating performance of the businesses apart from the acquisition-related expenses, as well as interest and tax expenses.

The following financial items have been added back to net income when calculating EBITDA:

●	Interest expense;

●	Income tax expense;

●	Depreciation; and

●	Amortization.

The following additional financial items have been added back to net income when calculating Adjusted EBITDA:

●	Stock-based compensation;

●	Acquisition and integration–related expenses;

●	Intangible asset impairment

●	Contingent consideration write-off

●	Fair value step-up on acquired inventories;

●	Other (net).

Reconciliations of net income to EBITDA and Adjusted EBITDA were as follows:

	(In Thousands)		(In Thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$2,075	$5,639	$8,576	$15,536
Depreciation and amortization ₁	5,496	1,954	15,230	5,767
Interest expense	4,328	270	12,485	764
Income tax expense	281	2,799	3,567	8,039
EBITDA	12,180	10,662	39,858	30,106
Stock-based compensation	451	462	1,204	1,205
Acquisition and integration expenses ₂	207	500	969	567
Intangible asset impairment	-	-	4,222	-
Contingent consideration write-off	-	-	(7,950)	-
Fair value step-up on acquired inventories	-	-	2,497	-
Other, net	(49)	(174)	(449)	(281)
	607	788	493	1,491
Adjusted EBITDA	$12,789	$11,450	$40,351	$31,597

(1)	Includes amortization of intangibles and depreciation expense.

(2)	Includes accounting, legal, and other expenses for acquisitions and integration.

Adjusted EBITDA increased in the 2013 periods primarily due to the inclusion of Valent.

Liquidity and Capital Resources

During the first nine months of 2013, operating activities used $18.6 million in cash, compared to $10.0 million in cash generated in the first nine months of 2012.  Net cash used by operating activities for the first nine months of 2013 was unfavorably impacted by lower profitability than the comparable nine month period in 2012 primarily due to increased interest costs and the negative impact of increases in unbilled revenue, trade accounts receivable, capitalized contract costs and product inventories and decrease in accounts payable from the year end balances.  The increase of $17.8 million in unbilled revenue related to our design build programs and $12.0 million in capitalized contract costs reflect the additional investment in a new development program. The Company expects significant milestone payments on unbilled revenue in late 2013 and early 2014.  The $2.3 million increase in trade receivables was from continued sales growth.  The $10.9 million increase in product inventories was necessary to meet expected delivery rate increases later in 2013 and into 2014.

Net cash used in investing activities was $19.2 million for the first nine months of 2013, compared to $22.3 million for the first nine months of 2012.  Cash used in the first nine months of 2013 included the purchase of a corporate aircraft and construction of a building and purchase of equipment in Tulsa, Oklahoma to support a new development program.

Net cash provided by financing activities for the first nine months of 2013 primarily consists of $34.0 million in net borrowings under the Company’s revolving credit facility.

The Company has a senior secured revolving credit facility that provides for borrowings up to $125.0 million that matures December 28, 2017.  As of September 30, 2013 a total of $40.2 million was outstanding under the credit facility and the Company has available borrowings of approximately $84.8 million. The credit agreement for our revolving credit facility and term loan requires us to maintain both a certain leverage ratio and interest coverage ratio on a quarterly basis as well as compliance with various restrictive covenants that limit our ability to incur additional debt, guarantee debt or obligations, create liens, enter into certain merger, consolidation or other reorganization transactions, make investments, sell, lease or transfer our assets and enter into transactions with our affiliates and prohibit our ability to pay dividends.  The Company is in compliance with all of its financial and non-financial covenants as of September 30, 2013 and expects to continue to be for the next twelve months.

The Company expects to meet its ongoing working capital, debt service, and capital expenditure needs presently and for the next twelve months from a combination of cash on hand, cash flow from operating activities and cash available under the revolving credit facility.  The credit agreement was amended on August 21, 2013 to, among other things, modify certain debt covenants.   The revised capital budget for 2013 expects that capital expenditures will be between $24.0 million and $27.0 million.  The Company expended $21.2 million in the first nine months of 2013.

Contractual Obligations and Commitments

For information concerning contractual obligations, see the caption “Contractual Obligations and Commitments” in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results” in the Company’s 2012 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

No material changes have taken place in the quantitative and qualitative information about market risk since the end of the most recent fiscal year.  For further information, see Part II, Item 7A of the Company’s 2012 Form 10-K.

Item 4.	Controls and Procedures.

 Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2013.  Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

We acquired Valent on December 28, 2012.  The Company’s consolidated net sales for the fiscal year ended December 31, 2012 were $278.6 million, of which the acquired Valent operations represented $0.1 million.  The consolidated total assets as of December 31, 2012 were $528.0 million, of which assets associated with the acquired Valent operations represented approximately $272.4 million, or 51.6%. As the acquisition occurred during the last 12 months, the scope of our assessment of the effectiveness of disclosure controls and procedures does not include Valent. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year following the acquisition.

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

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Charles and State of Missouri on the 12th day of November, 2013.

LMI AEROSPACE, INC.

/s/ Ronald S. Saks
Ronald S. Saks
Chief Executive Officer
(Principal Executive Officer)

/s/ Clifford C. Stebe, Jr.
Clifford C. Stebe, Jr.
Chief Financial Officer
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
10.1
Amendment No. 2 dated as of August 21, 2013, to Credit Agreement and Other Loan Documents dated as of December 28, 2012, as amended as of February 5, 2012, among the Company, certain subsidiaries of the Company, the lenders party thereto, Royal Bank of Canada, as Administrative Agent, and Wells Fargo Bank, National Association, as Syndication Agent, previously filed as Exhibit 10.1 to the Registrant’s Form 8-K/A (File No.: 000-24293) filed on August 22, 2013, and incorporated herein by reference.

31.1	Rule 13a-14(a) Certification of Ronald S. Saks, Chief Executive Officer filed herewith.

31.2	Rule 13a-14(a) Certification of Clifford C. Stebe, Jr., Chief Financial Officer filed herewith.

32.1	Certification of Ronald S. Saks, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification of Clifford C. Stebe, Jr., Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

101.ins	Instance Document

101.sch	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document

101.def	XBRL Taxonomy Extension Definition Linkbase Document

101.lab	XBRL Taxonomy Extension Label Linkbase Document

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document