Form 10-K
period 2013-12-31
LMI AEROSPACE INC
filed 2014-03-17
CIK 1059562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
☐ Yes                    ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2013, was $194,485,960.

There were 12,838,586 shares of common stock outstanding as of March 11, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference portions of the Proxy Statement for the Registrant’s 2014 Annual Meeting.

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

All predictions as to future results contain a measure of uncertainty and, accordingly, actual results could differ.  Among the factors that could cause actual results to differ from those contemplated, projected or implied by the forward-looking statements (the order of which does not necessarily reflect their relative significance) are:

•
difficulties with the implementation of the Company’s growth strategy, such as integration problems with respect to Valent Aerostructures, LLC (“Valent”), and other future acquisition targets, and unanticipated costs relating to the Company’s manufacture of new parts for its current customers and/or new customers;

•	the Company’s ability to comply with its debt covenants and the increased leverage the Company incurred in connection with its acquisition of Valent;

•	performing effectively in the face of record high production rates, including integrating new people, equipment, and processes;

•	the Company’s ability to accurately estimate its costs under long-term, fixed-price contracts including contracts for design-build programs;

•
competitive pressures, such as pricing, relating to low-cost foreign labor, industry participation commitments made by the Company’s customers to foreign governments, and customers requiring discounts to achieve program extensions;

•	changes in the quality, costs and availability of the Company’s raw materials, principally aluminum;

•	the Company’s ability to stay current with technological changes, such as the development of alternative aerospace materials, changes in manufacturing techniques and new engineering software;

•	governmental funding for certain military programs that utilize the Company’s products;

•	the effect of terrorism and other factors that adversely affect the commercial travel industry;

•	a reduction in the number of suppliers and increases in competition resulting from consolidation within the aerospace industry;

•	supply chain performance and support;

•	inability to timely deliver new products and within quality specifications;

•	asserted and unasserted claims, and in particular, the Company’s ability to successfully negotiate claims relating to cost over-runs of work performed under certain customer contracts;

•	general economic conditions, particularly with respect to the availability of, terms of and access to credit and debt instruments;

•	access to and retention of qualified workers and management;

•	environmental matters;

•	changes in accounting principles or new accounting standards;

•	compliance with laws and regulations; and

•	the political environment in Mexico, where the Company has manufacturing operations.

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

General Overview

LMI Aerospace is a leading supplier of structural assemblies, kits and components, and design engineering services to the aerospace and defense markets.  The Company is comprised of talented and dedicated people committed to providing outstanding service to our customers.  We provide a broad array of manufacturing capabilities, as well as engineering and value-added services to the large commercial, corporate and regional, and military aircraft markets.  We also provide prototyping, testing and design capabilities to customers in support of new product development and in-service aircraft.  LMI Aerospace is a preferred supplier to aircraft original equipment manufacturers (“OEMs”) and Tier 1 aerospace suppliers.  In addition to aerospace products, we produce components and assemblies for laser equipment used by semiconductor equipment manufacturers, electronic and electrical wire harnesses, cable assemblies, and mechanical sub-assemblies for the air and rail traffic control, medical equipment, telecommunications, and heavy equipment industries.

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

In July 2007, we acquired San Diego, California-based D3 Technologies, Inc. (“D3”), a premier design and engineering services firm.  D3 performs engineering design and analysis work for manufacturers of commercial, corporate and regional, and military aircraft and provides the engineering expertise required to support design-build programs internal to LMI Aerospace.  D3’s engineers have worked on a range of design and analysis projects, including airframe, electro/mechanical and hydraulic/pneumatic systems, and have expertise in mechanical, structural and system design; stress and finite element analysis; tool design and engineering; computer numerical control (“CNC”) programming; technical publications, logistics and program support; and avionics software and hardware development.

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

In December 2012, we acquired Kansas City, Missouri-based Valent Aerostructures, LLC, a provider of complex, structural components, major sub-assemblies and machined parts for OEMs and Tier 1 airframe manufacturers in the aerospace and defense industries.  Valent provides significant content for several major commercial, business jet and military platforms including the Boeing 737, 747-8, 777, 787, V-22, F-15, F-18 and Gulfstream G650.  We believe the acquisition will position LMI Aerospace as an industry leading aerostructures supplier with significant scale.  The resulting increased scale, complementary product offerings and project management capabilities of Valent are expected to drive further growth from existing platforms by offering our customers more diversified product and service offerings, deeper customer relationships and greater leverage of our extensive manufacturing and supply chain network.  In addition, we believe Valent’s assembly and complex precision machining capabilities will allow the Company to compete for larger and more complex assemblies and design-build projects.  See Note 2 of the Notes to Consolidated Financial Statements in Item 8 below.
Our Strategy

Our current strategy focuses on organic growth of all of our businesses coupled with the integration of our new capabilities and processes from our acquisitions.  We expect the additional high speed and hard metal machining expertise, deepened program management skills and aftermarket support services from Valent and TASS will further expand our product offerings and will allow us to pursue additional complex assembly and design-build opportunities to capitalize on our strengths.

We believe that OEMs and Tier 1 aerospace suppliers will continue to outsource the design and manufacturing of components, assemblies and sub-systems to fewer preferred suppliers who are capable of meeting increasing market demands for on-time delivery and quality in a cost effective manner.  Accordingly, we continue to focus on remaining well positioned to benefit from these trends by:

•	Building critical mass and enhanced capabilities to win larger and more complex assembly and design-build projects as a trusted and aligned supplier to our customers.

•	Making project management the cornerstone of our competitive advantage.

•	Providing unique integrated solutions to our aerospace customers through creative and value driven design and build processes throughout the product lifecycle.

•
Achieving organic growth by executing our long-term business development strategy so that the engineering and fabrication segments continue to grow their expertise and sales while supporting our design-build operations.

•	Investing in additional capacity to accommodate customer growth.

•	Striving for more balance within our various markets, customers and platforms.

•
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

•	Enhancing those business processes necessary to effectively execute design-build projects.

•	Preparing for a future enterprise resource planning system installation.

•	Improving information and facility security, with emphasis on export control requirements.

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

Financial Information About Our Business Segments

Financial information with respect to our business segments, including revenues and operating earnings, is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below, and in Note 19 of the Notes to Consolidated Financial Statements in Item 8 below.

Description of Business by Segment

We operate in two business segments consisting of our Aerostructures segment and our Engineering Services segment.  Our Aerostructures segment fabricates, machines, finishes, integrates, assembles and kits machined and formed close tolerance aluminum, specialty alloy and composite components and higher level assemblies for use by the aerospace and defense industries.  We also offer our customers value-added services related to the design, production, assembly and distribution of aerospace components and deliver kits of products directly to customer points of use.  We believe these value-added services strengthen our position as a preferred supplier by improving overall production efficiencies and value for our customers.  With the acquisition of Valent, the Aerostructures segment broadened its capabilities in high speed machining, complex assemblies, processing and major program management.

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

Additional Information

We are a Missouri corporation.  Our principal executive offices are located at 411 Fountain Lakes Blvd., St. Charles, Missouri  63301.  Our Internet address is www.lmiaerospace.com.  Interested readers can access our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These documents may be accessed free of charge on our corporate website at the following address: http://ir.lmiaerospace.com/sec.cfm.  These reports may also be obtained at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549 and may be found through the SEC website at www.sec.gov.  Such reports are generally available on the day they are filed.  The public may obtain information on the operations of the public reference room by calling the SEC at 1-800-SEC-0330.  Additionally, we will furnish interested readers a paper copy of such reports, upon request, free of charge.  Information contained on or accessible through our corporate website or the SEC’s website is not part of this Report.

Interested readers can access our Code of Business Conduct and Ethics, our Corporate Governance Principles and the charters of the following committees of our Board of Directors: the Audit Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee, free of charge on our corporate website at the following address: http://ir.lmiaerospace.com/governance.cfm.

Customers and Products & Services

Customers

Our principal customers are primarily leading OEMs and Tier 1 suppliers in the large commercial, corporate and regional, and military aircraft markets of the aerospace industry.  For the year ended December 31, 2013, direct sales to our six largest customers in terms of revenue (Spirit AeroSystems ("Spirit"), Gulfstream Aerospace Corporation, The Boeing Company, Aviation Partners Boeing, Triumph Group, and Bombardier) accounted for a total of approximately 72.6% of our sales.  The loss of, or substantial reduction of orders from, any of these customers could materially affect our sales and profitability.  See “Item 1A.  Risk Factors – Risks Related to Our Company – Sales to a limited number of customers represent a significant portion of our revenues and our long-term agreements with these customers are generally terminable upon written notice ” and Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Year ended December 31, 2013 compared to year ended December 31, 2012– Aerostructures Segment in Item 7 below and Note 18 of the Notes to Consolidated Financial Statements in Item 8 below.

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
Spirit AeroSystems: Boeing 747-8, 787-8, Gulfstream G-280, G-650, Airbus A-350
Triumph Aerostructures - Vought Aircraft Division: Boeing 787-8, Bombardier Global 7000/8000
Lockheed Martin Aeronautics Company: JSF F-35
Bombardier, Inc.: Learjet L-85, C-Series
MITAC: MRJ The Spaceship Company: Spaceship II, White Knight II General Dynamics OTS: Gulfstream G650

Winglet/wing mod design	Aviation Partners Boeing: 757, 767 Spirit AeroSystems: Gulfstream G-280, G-650

Nacelle, engine cowl, thrust reverser design	NORDAM: PD427 Fan Cowl (Hawker 400), Boeing 737 MAX

Weight improvement engineering	Boeing Commercial: 747-8, 787-8 Spirit AeroSystems: Boeing 787-8, Gulfstream G-280, G-650 Triumph Aerostructures - Vought Aircraft Division: Boeing 787-8

Helicopter fuselage, cockpit, cabin frames, skins, longerons, beams	Spirit AeroSystems: Sikorsky CH53K

Aircraft modification engineering	Boeing Commercial: 747-LCF, 777-F Boeing Defense: F/A-18A/B/C/D Hornet, F/A-18E/F Super Hornet, EA-18G Growler

Systems design and integration	Boeing Commercial: 747-8, 787 The Spaceship Company: Spaceship II, White Knight II

Tool design and fabrication
Boeing Commercial: 777, 747-8, 787
Boeing Defense: MMA, P-8A
Spirit AeroSystems: Boeing 747-8
Triumph Aerostructures - Vought Aircraft Division:   Boeing 787, 747-8, C-17, Northrop Grumman Global Hawk
AMRO Fabrication Corporation: Boeing 787-9       NORDAM:  Boeing 737

Manufacturing engineering	DCR/Lockheed: JSF

After-market engineering and support services	Boeing Commercial and certain other airlines

Aviation training system	Northrop Grumman: C-2A Greyhound, E-2C Hawkeye, E-2D Advanced Hawkeye

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

Value-Added Services

In addition to products, we offer various value-added services that are intended to result in both cost and time savings.  These services include:

•	finishing;

•	assembly;

•	kitting;

•	distribution;

•	composite testing services;

•	integrated testing services;

•	engineered tool design, fabrication and repair; and

•	prototyping and manufacturing producibility design.

Finishing

Our finishing plants are located in Tulsa, Oklahoma, Cuba, Missouri, and Mexicali, Mexico, and together offer chemical milling, processing, painting and polishing of components.  We deliver finished products that meet or exceed standards of our commercial, corporate and regional, and military aircraft customers.  We have received quality approvals from most major aircraft manufacturers in the United States and Canada.

Assembly

We believe we are an industry leader in the assembly of detail components into large sub-assemblies or finished-assemblies.  We apply this critical manufacturing step to a range of products in the commercial and corporate and regional aircraft markets, as well as military aircraft, for both fixed-wing and rotor craft.  The parts for assembly come from supply chain and LMI Aerospace’s fabrication and machining facilities.  The assembled product goes direct to the customer. Customers who receive our assemblies include: The Boeing Company, Spirit AeroSystems, Sikorsky Aircraft Corporation, Gulfstream Aerospace Corporation, and Triumph Group.

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

Composite Testing

Our composites testing organization provides material characterization and certification services for both basic materials as well as structural elements.  We utilize technical staff, with significant experience, to support customers like The Boeing Company, Lockheed Martin Aeronautics Company, Alliant Techsystems Inc., Cytec Industries Inc. and others with U.S. Federal Aviation Administration (“FAA”) certification programs, dynamic testing for full-scale fighter wings, development of material allowables, completion of Quality Assurance testing and other testing services utilizing state-of-the-art National Aerospace and Defense Contractors Accreditation Program (“NADCAP”) accredited (SAE 7101, ISO 17052) facilities.

Composite Manufacturing

In 2013, Integrated Technologies, Inc., a subsidiary of the Company, became qualified to Boeing BAC5578 Qualification of Sources for Composite Parts for composites parts found typically on Boeing 787 and future composite aircraft platforms.  At December 31, 2013, the Company was performing under this certification relative to material qualification testing and is in the bid process on manufacturing statements of work. Additionally, Integrated Technologies is currently in the certification cycle for additional composite manufacturing per BAC5317 for legacy aircraft composite components.  Intec is also qualified to NADCAP Non-metallic manufacturing (AC7118).

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

Backlog

As a service provider, our Engineering Services segment does not typically utilize backlog to monitor its operations, other than the fixed price backlog for the MRJ and Embraer design-build projects.  Our Aerostructures segment’s backlog, together with our Engineering Services segment’s fixed price backlog for the MRJ and Embraer design-build projects is displayed in the following table:

	As of December 31,
	($ in millions)
	2013	2012
Total	$470.6	$371.4
Portion deliverable within 12 months	$291.0	$270.9

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

Raw Materials and Procurement Practices

We manufacture the majority of our components from aerospace quality aluminum sheet metal, forgings and extrusion.  We also use steel, titanium, inconel, monel and other metals to support the balance of our components.  We purchase the majority of these materials and hardware through a contract we have negotiated with producers of aluminum products as well as some right to buy contracts with certain customers.  These contracts are designed to provide an adequate supply of material at predictable pricing levels.  If supply is not available through these agreements, we use a variety of mills and distributors to support our needs.  We believe that currently there are adequate alternative sources of supply.  For the year ended December 31, 2013, we purchased approximately 57.9% of the raw materials used in production from two suppliers.

In line with our customers’ demands for more sophisticated and complex products, we have expanded the amount of assembled products we provide.  As a result, we have experienced a greater need to subcontract with capable third party suppliers for strategic components.  To meet this challenge, we established a management procurement process designed to develop strategic relationships with key suppliers and to manage the supply chain to ensure the timely delivery of quality components.  For the year ended December 31, 2013, we purchased approximately 24.1% of the procured parts used in assembled products from two suppliers.

Quality Assurance and Control

Our Aerospace Quality Systems, which apply to both of our segments, are consistently reviewed and updated to comply with the current requirements of ISO9001, AS9100 and NADCAP special processes quality requirements.  The ongoing review and updating of our processes have allowed our fabrication facilities with third party ISO9001/AS9100 registrations to maintain those certifications for 2014 and beyond.

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

In addition, our Engineering Services segment conducts quarterly management review meetings with the segment’s executive level team, analyzing internal processes and performance to ensure that we meet customer expectations with positive measurable results.  Suppliers of our Engineering Services segment are approved through our supplier rating system and are maintained in our ASL database.  Fabrication suppliers of our Engineering Services segment are reviewed on a continual basis with documented quality performance reviews and quality deliverable reviews.  Certification documentation is reviewed through preliminary design reviews and critical design reviews by our engineering department and is routed through our internal quality design verification group for verification and validation of data.  Engineering Services sites are required to go through a quality assurance internal audit program every year to ensure the effectiveness of our quality management system structure.  Final audit reports are reviewed by the segment’s executive level team, site director, and internal audit team to assess required process improvements.

This attention to quality systems and business processes, as well as our certifications, have allowed us to remain an approved supplier for many of the leading OEMs and Tier 1 suppliers such as Gulfstream Aerospace Corporation, The Boeing Company, Bombardier, Inc., United Technologies Corporation, Spirit AeroSystems, Lockheed Martin Aeronautics Company, Cessna Aircraft Company, Raytheon Company and others.

Sales and Marketing

Our Marketing and Business Development ("M&BD") team targets three market sectors: corporate and regional aircraft, large commercial aircraft, and military aircraft.  At each of our facilities, customer service representatives establish and maintain a business relationship between customers and our plants with a focus on customer satisfaction.

Awards of new work for the Aerostructures segment are generally processed by a Request for Quotation (“RFQ”).  Upon receipt, the RFQ is reviewed by a team consisting of M&BD, operations, Advanced Programs, estimating, supply chain, engineering, facility management and other personnel, as required.  A bid decision is made if the team determines that the project fits our strategic goals and is within our manufacturing and supply chain management capabilities, and a Proposal Response is developed.  The majority of new programs are awarded on a competitive bid basis.  If the project engineering is evolving and the effort spans multiple facilities, a Project Manager and a support team are assigned.  The project team will coordinate customer requirements, schedules and manufacturing approach across the organization.  On selected projects, the Aerostructures Program Management Office (“PMO”) provides performance data and metrics to the Project Manager.  PMO also coordinates with the project team on a regular basis for changes to be communicated with the customer.  There are multiple levels of communication with our customers that include the Executive Management, Program Manager (primarily for on-going efforts), the Project Manager, PMO (for development efforts) and corporate/plant engineering for clarification of requirements and resolution of issues.

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

We believe participants in the aerospace industry compete primarily with respect to delivery, price and quality.  We also believe that foreign aerospace manufacturers and engineering service providers are becoming an increasing source of competition, due largely to foreign manufacturers’ and engineering service providers' access to low-cost labor.  Within the aerospace industry, the prevalence of industry participation commitments, pursuant to which domestic OEMs agree to award production work to foreign manufacturers in order to obtain orders for aircraft from airlines in that country, is also driving this trend.  See “Item 1A.  Risk Factors – Risks Related to Our Industry – We may not be able to maintain or improve our competitive position because of the intense competition in the markets we serve.”

Governmental Regulations and Environmental Compliance

Our operations are subject to extensive and frequently changing federal, state and local laws and substantial regulation by government agencies, including the U.S. Environmental Protection Agency (“EPA”), the U.S. Occupational Safety and Health Administration (“OSHA”), the Federal Aviation Administration ("FAA") and the U.S. Department of Defense.  Among other matters, these agencies impose requirements that:

•	regulate the handling, transportation and disposal of hazardous materials generated or used by us during the normal course of our operations;

•govern the health and safety of our employees; and

•require that we meet standards and licensing requirements for aerospace components.

In addition, we may become liable for the costs of removal or remediation of hazardous substances released on or in our facilities without regard to whether we knew of, or caused, the release of such substances.  This extensive regulatory framework imposes significant compliance burdens and risks and, as a result, may substantially affect our operational costs.

Furthermore, we are subject to U.S. Export Regulations, including but not limited to the Arms Export Control Act (“AECA”) and the associated International Traffic in Arms Regulations (“ITAR”), as well as other federal regulations promulgated by various departments within the U.S. government, including the Foreign Corrupt Practices Act (FCPA).  See “Item 1A - Risk Factors - Risks Related to Our Industry - Compliance with and changes in environmental, health and safety laws and other laws that regulate the operation of our business and industry standards could increase the cost of production and expose us to regulatory claims.”

In November, 2013, the Attorney General of the State of Missouri (the “Missouri AG”) contacted LMI regarding allegations of violations of certain state environmental regulations by Ozark Mountain Technologies ("OMT"), a subsidiary of LMI, located in Cuba, Missouri (the “Missouri AG Matter”). The alleged violations, namely discharges of pollutants and water contaminants, are claimed to have occurred in 2011.  Although no charges have been filed against us and no monetary sanctions have been levied on the Company or OMT to date, the Company believes it is probable that the Missouri AG’s office will assess a penalty on the Company, which the Company currently estimates will be within a range of $0.2 to $0.3 million. That range is based upon our understanding of the current position of the Missouri AG’s office. The Company recognized a liability for this penalty of $0.2 million at December 31, 2013. Until we have a final agreement with the Missouri AG’s office, we cannot provide any assurance that our estimated range will not increase or that the Missouri AG’s office will not take other action, and any such increase or other action could have a material adverse effect on OMT and LMI.

In August 2013, the EPA and the U.S. Dept. of Justice (“DoJ”) commenced an investigation into allegations of low pH wastewater releases at OMT’s facility (the “Waste Water Allegations”). The Company was issued a subpoena and timely provided information responsive to the subpoena. In response to the EPA/DoJ investigation and to ensure OMT’s full compliance with both environmental and health and safety regulations, the Company initiated a voluntary, comprehensive internal audit of the facility, which was completed in October 2013 (the “OMT Audit”).

Based on recent discussions with the EPA and DoJ, we believe both agencies are reviewing the information provided pursuant to the subpoena, and we continue to cooperate with both agencies. To date, no charges have been filed against and no monetary sanctions have been levied on the Company or its OMT subsidiary, but the EPA and DoJ have raised the possibility of assessing a penalty. We do not, however, have sufficient information at this time to estimate the amount of any possible penalty. As we cannot estimate the amount of the possible penalty, the Company has not recognized a liability related to the EPA or DoJ penalty at December 31, 2013. Although we do not believe the Waste Water Allegations have substantial merit, we nevertheless cannot predict what action, if any, the EPA and/or DoJ will take or the outcome or impact of any such action. If we are unsuccessful in convincing the EPA and DoJ that the Waste Water Allegations are without merit, the EPA and DoJ may commence a proceeding against us and assess monetary penalties, both of which could have a material adverse effect on OMT and LMI.

In addition to information regarding the Waste Water Allegations, the OMT Audit uncovered other possible instances of environmental non-compliance.  On December 3, 2013, the Company voluntarily reported these matters (the “Voluntarily Disclosed Matters”) to the EPA as part of the EPA’s Audit Policy, and concurrently disclosed these matters to the Missouri Department of Natural Resources (“MDNR”).  Based on communications from the EPA and MDNR, we believe both agencies are reviewing the information voluntarily disclosed, and we continue to cooperate with both agencies. To date, no charges have been filed against and no monetary sanctions have been levied on the Company or OMT by the EPA or MDNR with respect to the Voluntarily Disclosed Matters. The EPA and MDNR have not yet indicated or suggested any proposed actions.  We cannot predict what action, if any, the EPA and/or MDNR will take or the outcome or impact of any such action.

OMT became a subsidiary of LMI as a result of LMI’s acquisition of Valent Aerostructures (“Valent”) in December 2012. The Company believes certain environmental representations set forth in the purchase agreement pursuant to which Valent acquired OMT; and the purchase agreement pursuant to which LMI acquired Valent, provide the Company with certain rights of indemnification with respect to the matters disclosed herein. The Company also has insurance policies that it believes covers various environmental issues at Valent and its subsidiaries, including OMT, and breaches by Valent and OMT of their respective environmental representations and warranties in each of the purchase agreements. As a result, the Company believes its rights of indemnification and insurance coverage may provide for a recovery of some or all of the costs associated with the matters disclosed herein. We cannot provide any assurance, however, that we will ultimately prevail in any claim for indemnification or secure insurance proceeds from our insurance policies.

In addition to the matters disclosed herein, there can be no assurance that our other prior activities did not create a material environmental situation for which we could be responsible or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations or an increase in the amount of hazardous substances generated or used by our operations) will not result in any material environmental liability to us or result in a material adverse effect to our financial condition or results of operations.

Employees

As of December 31, 2013, we had approximately 2,330 full-time employees, of whom approximately 20 served in executive positions, 380 were engineers and engineering-related personnel, 250 served in administrative positions and 1,680 were engaged in manufacturing operations.  None of our employees are subject to a collective bargaining agreement, and we have not experienced any material business interruption as a result of labor disputes since our inception.  We believe that we have an excellent relationship with our employees.

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

Foreign Operations

The Company has a manufacturing facility in Mexico and small engineering offices in England and Australia.  The Company's foreign sales were not greater than 10% of its total sales in 2013, 2012 or 2011.  The amounts of revenue, profitability and identifiable assets attributable to foreign sales activity were not material when compared with revenue, profitability and identifiable assets attributed to United States domestic operations during 2013, 2012 or 2011.  The Company is not subject to any significant foreign currency risks since significantly all sales are made in United States dollars.  See “Item 1A - Risk Factors – Risks Related to Our Company – Risks associated with foreign operations could adversely impact the Company.”

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

We believe that the commercial aircraft, military and other markets in which we operate are changing toward more sophisticated manufacturing and system-integration techniques and capabilities using composite as well as metallic materials.  Accordingly, our future success depends to a significant extent, on our ability to acquire and/or develop and execute such sophisticated techniques and capabilities to meet the needs of our customers and to bring those products to market quickly and at cost-effective prices.  If we are unable to acquire and/or develop and execute such techniques and capabilities, we may experience an adverse effect to our business, financial condition or results of operation.

Our long-term success and growth strategy depend on our senior management, our ability to integrate our new senior management members and our ability to attract, integrate and retain additional qualified personnel.

In recent months, we have made significant changes within our senior management group. Notably, Lawrence E. Dickinson, the Company's long-time Chief Financial Officer, filled the position of President - Valent Operations that was vacated by the 2013 departures of Charlie and Henry Newell. Clifford C. Stebe, Jr., became the Chief Financial Officer in response to Mr. Dickinson's move. We also recently announced that as part of our succession plan, Ronald S. Saks, Chief Executive Officer for the past thirty years, will step down effective March 18, 2014, at which time, Daniel G. Korte will become our new Chief Executive Officer. The ability of these individuals to effectively integrate into their new roles will be critical to the success of our business. Although we have written employment agreements with all members of our senior management team and maintain key man life insurance policies on the lives of certain members of senior management, the loss of service of one or more of our senior management personnel could result in a loss of leadership and hinder our ability to successfully pursue our long-term growth strategy.

Because of the highly specialized and complex nature of our business, our success and future growth also depends on management's ability to attract, hire, train, integrate and retain skilled personnel in all areas of our business.  Competition for such personnel is intense, and our inability to adequately staff our operations with skilled personnel could render us less efficient and decrease our rate of production.  For example, our Engineering Services segment competes in a highly competitive market to attract and retain highly qualified and well-trained engineers.  Such a competitive market could put upward pressure on labor costs for engineering talent.  Although we have historically been able to pass through increases in engineering labor costs to our customers, there can be no assurance that we will be able to do so in the future.

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

For the year ended December 31, 2013, 72.6% of our aggregate sales were dependent upon relationships with six major customers: Spirit AeroSystems, Gulfstream Aerospace Corporation, The Boeing Company, Aviation Partners Boeing, Triumph Group and Bombardier. Although a majority of our sales, including sales to these customers, are made pursuant to long-term agreements, these agreements are generally terminable upon written notice by the customer and typically do not require the customer to purchase any specific quantity of products.  As a result, our sales under these agreements may not continue for the full term of the agreements or be consistent with historical sales levels.  Additionally, the loss of any one of these customers, a significant reduction in the amount of orders received from any one of these customers, or the failure to receive new program awards from any one of these customers, could cause a significant decrease in our net sales and profitability.  We anticipate that a small number of large customers will continue to represent a significant portion of our sales for the foreseeable future.  See “Item 1. Business – Customers and Products & Services – Customers.”

Recent failures by OEMs to successfully outsource non-core capabilities and services on new platforms may cause our customers to reevaluate outsourcing strategies resulting in fewer design projects, design-build projects, machined and fabricated components and assemblies being outsourced.

The credit agreement governing our senior secured credit facilities contains financial covenants requiring us to maintain certain financial metrics and ratios and restrictive covenants that limit our flexibility. Non-compliance with these covenants could result in the amounts outstanding under the term loan facility and revolving credit facility becoming immediately due and payable.

The credit agreement for our revolving credit facility and term loan contains covenants that require us to comply with certain maximum leverage ratios and interest coverage ratios on a quarterly basis.  On August 21, 2013, we entered into an amendment of our revolving credit facility that, among other things, modified the interest coverage and the total leverage ratios in order to align these ratios with our expected ability to meet them, but only through the fourth quarter of 2014.

As previously disclosed, the Company's EBITDA and cash generation in 2013 was lower than originally expected. Without increased EBITDA and significant positive cash flow, the Company's risk of non-compliance with the required leverage ratio in the credit agreement will increase. Furthermore, our failure to control costs could negatively impact our ability to meet these financial covenants. If the covenants are not met and additional modifications or waivers cannot be obtained, the Company would not be in compliance with the terms of the credit agreement. If we are deemed to be non-compliant with the terms of our credit agreement, lenders could either refuse to lend additional funds to us or accelerate the repayment of any outstanding borrowings under the credit facilities. In the case of accelerated repayment, we might not have sufficient assets to satisfy our debt. If we are unable to repay the debt, the lenders could initiate proceedings against us with respect to our assets, all of which secure our debt under the credit facilities.

The credit agreement also contains certain restrictive covenants that limit and in some circumstances prohibit, our ability to, among other things, incur additional debt, sell, lease or transfer our assets, pay dividends, make investments, guarantee debt or obligations, create liens, enter into transactions with our affiliates and enter into certain merger, consolidation or other reorganization transactions.  This agreement also requires mandatory prepayments of excess cash at certain leverage levels.  These restrictions could limit our ability to obtain future financing, make acquisitions or needed capital expenditures, withstand the current or future downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise, any of which could place us at a competitive disadvantage relative to our competitors that have less debt and are not subject to such restrictions.

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

A downgrade, suspension or withdrawal, if any, of the rating assigned by a rating agency to our company or our senior secured credit facilities could adversely affect the price of our common stock.

Our senior secured credit facilities have been rated by nationally recognized statistical rating agencies and may in the future be rated by additional rating agencies.  We also have corporate ratings assigned by rating agencies.  We cannot assure you that any rating assigned will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in that rating agency's judgment, circumstances relating to the basis of the rating, such as adverse changes in our business, so warrant.  Any downgrade, suspension or withdrawal of a rating by a rating agency could adversely affect the price of our common stock.

Risks associated with acquisitions, including our completed TASS and Valent acquisitions, could result in increased costs and production inefficiencies.

Following our acquisitions of TASS and Valent completed during 2012, a key element of our growth strategy continues to be expansion of our business through the acquisition of complementary businesses involved in the aerospace industry and strategic acquisitions that will provide us with access to new industries, product lines and technology.  Our ability to successfully expand by acquisition is dependent upon, and may be limited by, the availability of suitable acquisition candidates, our capital resources and the availability of credit. We face additional risks with the acquisitions we have consummated, such as TASS and Valent, which risks include:

•	difficulties in assimilating the operations and personnel of TASS, Valent and other companies we may acquire;

•	unanticipated performance issues, such as loss of key customers;

•	difficulties associated with implementing and integrating new product lines and meeting new tolerance requirements;

•	difficulties in accurately pricing new products and fulfilling requirements of loss contracts;

•	failure to realize potential cost savings or other financial and strategic benefits;

•	incurrence of substantial unanticipated integration and other costs;

•	potential loss of key employees of TASS, Valent and other companies we may acquire;

•	incurrence of substantial, additional indebtedness in funding such acquisitions and cost of such indebtedness;

•	potential legal matters that may arise as the result of events that occurred prior to acquisition;

•	significant strain on our managerial, financial and other resources; and

•	potential goodwill and intangible asset impairment.

In addition to the risks noted above, the departures of Charlie and Henry Newell, the former controlling principals of Valent, create additional uncertainty in our ongoing ability to integrate Valent. Although we expect our integration efforts will yield synergies and other cost savings in 2014, we cannot estimate the amount of these synergies and savings and whether, if at all, we will achieve them.

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
Changes in future business conditions could cause business investments and/or recorded goodwill to become further impaired, resulting in substantial losses and write-downs.
Current accounting standards require a periodic review of goodwill and other intangible assets for impairment in value if circumstances indicate that the carrying amount will not be recoverable.  In assessing the recoverability of our goodwill and other intangible assets, management is required to make certain critical estimates and assumptions, particularly as to future growth rates in sales and backlog, manufacturing costs, labor costs, efficiencies and the achievement of reductions in operating costs. If any of these or other related estimates and assumptions are not realized in the future to the extent the Company cannot generate future cash flows at a level sufficient to recover the net book value of any of the Company's reporting units, the Company may be required to record future impairment charges. The impairment charges could significantly reduce future net income and earnings per share.
During the fourth quarter of 2013, the Company recorded a pre-tax, non-cash, goodwill impairment charge of $73.5 million within the Aerostructures segment related to the Valent acquisition. Goodwill accounts for $113.2 million, or 23.6%, of the Company’s total assets at December 31, 2013. At December 31, 2013, the fair value of all other reporting units exceeded or approximated their net book value. For the Engineering Services segment, fair value exceeded the net book value by approximately 10.1%. The 2013 goodwill impairment charge recorded for Valent results in remaining goodwill of $56.3 million which approximates the fair value of the entity at December 31, 2013. See Critical Accounting Policies under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1, Summary of Significant

Accounting Policies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional disclosure related to these items.

Our long-term growth strategy depends on our ability to maintain a robust and effective supply-chain management system.

As we pursue our long-term growth strategy, we will be providing to our customers increasingly sophisticated components, assemblies and value-added services and design-build programs.  In addition, many OEMs are moving toward developing strategic partnerships with their larger suppliers, which are providing design, purchasing, warehousing and assembly services.  The increased complexity of our products, the expected increased outsourcing of non-core activities and the value-added services we are providing to our customers require us to maintain and manage an effective supply chain to assure timely delivery to us of quality components needed to meet our delivery schedules. Effective management of our supply chain may become more difficult if our customers' production rates increase.  Failure to continue to develop this capability or to procure from our suppliers quality components on a timely basis could decrease customer satisfaction, result in significant costs related to product recalls or charges for rework and thus our competitiveness, and could also result in lost revenue due to contractual penalties or lost sales.

We may experience cost over-runs related to orders for new products and changes to existing products, and we may be unable to recoup the resulting increased costs.

We generally sell our design-build projects, components, kits and assemblies under multi-year firm agreements on a fixed-price basis, regardless of variable production costs.  As a result, factors such as engineering changes, inaccurate pricing, manufacturing inefficiencies, start-up costs and increases in the cost of labor, materials or overhead may result in cost over-runs and losses on those agreements.  We may not succeed in obtaining the customer agreement to re-price a particular product, and we may not be able to recoup previous losses resulting from such issues as incomplete or inaccurate engineering data or out-of-tolerance tooling.

Our Engineering Services segment has historically provided the majority of its services under time and material arrangements.  However, recent changes in the industry and our strategic initiative to provide design-build capabilities have resulted in an increasing number of fixed-price arrangements.  Fixed-price development work inherently has more uncertainty than work pursuant to production or time and material contracts and, therefore, more variability in the estimates of the cost to complete such work.  Development programs have very complex designs, and as technical or quality issues arise, we may experience schedule delays and higher costs to complete.  Management uses its reasonable judgment to estimate the cost to perform the work and the price that we should charge.  While we believe the cost and price estimates incorporated in the financial statements are appropriate, future events could result in either upward or downward adjustments to those estimates. If we underestimate the cost of a project and are unable to adjust the price accordingly, our profit margin will be less than expected, or we could incur a loss on the project.

The Company’s failure to meet quality or delivery expectations of customers could adversely affect our business and financial results.

Both the Company’s customer base and their expectations with respect to the on-time delivery and quality of the Company’s products have increased and we expect both to continue to increase in the future.  Further, announced delivery rate increases over the next few years could put additional strain on the Company's quality and delivery performance which would require additional expenditures.  In some cases, the Company does not satisfy these customer expectations.  If the Company fails to meet the quality or delivery expectations of its customers, this failure could result in significant penalties, liquidated damages, recalls and costs to repair products not meeting our customer requirements. The loss of one or more significant customers of the Company could be damaging considering 72.6% of our aggregate sales for the most recently-ended fiscal year are dependent upon relationships with six major customers.

 Demand for our defense-related products depends upon government spending.

A material portion of our sales, 18.7% in the year ended December 31, 2013, are derived from the military market.  The military market is largely dependent upon government budgets, particularly the U.S. defense budget.  The funding of government programs is subject to Congressional appropriation and the possibility of sequestration.  Although multi-year contracts may be authorized in connection with major procurements, the U.S. Congress generally appropriates funds on a fiscal year basis even though a program may be expected to continue for several years.  Consequently, programs, including those that require our components, may be only partially funded or may never enter full-scale production as expected.  As a result, future U.S. defense spending may not be allocated to programs that would benefit our business or at levels that we had anticipated.  A decrease in levels of defense spending or the government's termination of, or failure to fully fund, one or more of the contracts for the programs in which we participate would adversely impact our revenues and cash flow.

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

As of December 31, 2013, we had approximately $470.6 million of order backlog, of which $467.1 million was related to our Aerostructures segment.  As a service provider, our Engineering Services segment does not typically utilize backlog to monitor its operations, other than the fixed price backlog for the MRJ and Embraer design-build projects. We consider backlog to be firm customer orders for future delivery.  From time to time, our OEM customers provide projections of components and assemblies that they anticipate purchasing in the future under new and existing programs.  These projections are not included in our backlog unless we have received a firm purchase order or order commitment from our customers.  Our customers may have the right, under certain circumstances and with certain penalties or consequences, to cancel, reduce or defer firm orders that we have in backlog.  If our customers cancel, reduce or defer firm orders, we may be protected from certain costs and losses, but our sales will nevertheless be adversely affected.

Given the nature of our industry and customers, there is always a risk that orders may be cancelled or rescheduled due to fluctuations in our customers' business needs, purchasing budgets or inventory management practices.  Moreover, our realization of sales from new and existing programs is inherently subject to a number of important risks and uncertainties, including the possibility that our customers will not launch programs on time, or at all, and the number of units that our customers will actually produce may change or the timing of production may be altered.  Also, until firm orders are committed, our customers generally have the right to discontinue a program, dual source or replace us with another supplier at any time without penalty.  Our failure to realize sales from new and existing programs would adversely impact our net sales, results of operations and cash flow.

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

We use sophisticated equipment that is not easily repaired or replaced, and therefore, equipment failures could cause us to be unable to meet quality or delivery expectations of our customers.

Many of our manufacturing processes are dependent on sophisticated equipment used to meet the strict tolerance requirements of our customers.  Because sophisticated equipment generally is not easily repaired or replaced, unexpected failures of this equipment could result in production delays or the manufacturing of defective products. We currently lack redundancy with certain sophisticated equipment which could impact our ability to meet the expectations of our customers with respect to on-time delivery of quality products. More recently, commercial aerospace rate increases have caused a significant increase in demand for new equipment resulting in longer reorder lead times. Our failure to acquire new capacity and meet the quality or delivery expectations of our customers could lead to the loss of one or more of our significant customers or contracts.

The use by end-users of the product platforms into which our components are integrated could expose us to product liability claims.

We may be exposed to possible claims of personal injury, death, grounding costs, property damage or other liabilities that result from the failure or malfunction of a component or assembly fabricated or designed by us.  We currently have policies in place for general liability, aviation product liability and premise insurance, which we believe provide adequate coverage in amounts and on terms that are generally consistent with industry practice.  Nevertheless, to the extent a claim is made against us that is not covered in whole or in part by our current insurance, we may be subject to a material loss.  Moreover, any claims that are covered by our policies would likely cause our premiums to increase, and we might not be able to maintain adequate insurance coverage levels in the future. Additionally, since we do not carry product recall insurance we could be subject to recall expenses associated with any product failures determined to be our fault.

Risks associated with foreign operations could adversely impact the Company.

The Company operates facilities in Mexico, the United Kingdom, and Australia.  Doing business in foreign countries is subject to various risks, including political instability, local economic conditions, foreign government regulatory requirements, trade tariffs and the potentially limited availability of skilled labor in proximity to the Company's facilities.  In addition, the Company has been operating its Mexican facility through a shelter arrangement under a contractual agreement with a Mexican company.  If the Company is unable to renew this agreement in future years on terms satisfactory to it, the Company may incur increased labor costs and/or experience a disruption in its operations in Mexico.

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

Newer military aircraft, such as the Lockheed Martin F-35 Series, and newer aircraft designs for large commercial aircraft, such as the Boeing 787 and Airbus 350, include more composite and other non-metal components than previous models.  Additionally, redesigns of existing platforms could include greater amounts of non-metal components.  Although we are in the process of continuing to expand our development of non-metallic production capabilities, we currently do not have significant capacity to produce large quantities of non-metal components. If we are unsuccessful in developing or acquiring such production expertise, the trend toward the use of non-metal components could limit our opportunities for new work, cause the loss of certain existing work and increase the competitive environment with other suppliers of metal components.

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

As of December 31, 2013, our directors and executive officers collectively owned 17.9% of our common stock. In addition, the company has the sole power to vote an additional 4.4% of our common stock held by one of the Company's defined contribution plans. As a result, these shareholders and the Company, acting together, would be able to exert significant influence on all matters requiring approval by our shareholders, including the election of our directors and any merger, sale of assets or other change of control transaction.

We may sell more shares of common stock which could result in dilution and cause the stock price of our common stock to decline.

Our business plan anticipates the need for new capital to support the continued development of our design-build program and other more sophisticated product offerings, either through internal investment or acquisition.  Subject to any limitations set forth in our credit agreement, we may raise new capital through debt (including debt securities and/or bank borrowings), the issuance of additional shares of our common stock or the issuance of securities convertible into or exchangeable for shares of our common stock. Additionally, we may decide to raise capital to pay down some of the indebtedness we have incurred in connection with our acquisition of Valent.  Should we choose to raise capital by issuing or selling shares of our common stock (or securities convertible into or exchangeable for shares of common stock) for any reason, such issuance will likely have a dilutive effect on the holders of our common stock and/or could have a material negative impact on the market price of our common stock.

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

For the year ended December 31, 2013, we derived approximately 96.0% of our revenue from the sale of services and components for the aerospace industry.  Consequently, our business is directly affected by certain characteristics of and trends in the aerospace industry or general economic conditions that affect our customers, such as:

•	fluctuations in the aerospace industry’s business cycle;

•
new programs in commercial, military, and general aviation have historically experienced significant delays and engineering changes which adversely impact our net sales, results of operations and cash flow;

•	varying fuel and labor costs;

•	intense price competition and regulatory scrutiny;

•	certain trends, including a possible decrease in aviation activity, a decrease in outsourcing by aircraft manufacturers or the failure of projected market growth to materialize or continue;

•	changes in military budgeting, sequestration and procurement for certain military aircraft;

•	sequestration may result in excess capacity potentially putting additional pressure on prices; and

•	military trend toward utilizing more Unmanned Aerial Vehicles, reducing the demand for more traditional military aircraft (e.g. Boeing F-18, General Dynamics F-16 and Lockheed Martin F-35).

In the event that these characteristics and trends adversely affect customers in the aerospace industry, they will reduce the overall demand for our products and services, thereby decreasing our sales and operating income.

Terrorist attacks could reduce demand for our large commercial, corporate and regional products and services.

Acts of sabotage or terrorism or adverse results to the United States or its military conflicts, such as the current conflict in Afghanistan, would likely have an adverse impact on the large commercial and corporate and regional aircraft industries, which could lead to reduced demand for our products and services.  Prior industry downturns caused by such acts or results have negatively affected our Aerostructures segment's sales, gross margin, net income and cash flow.

We may not be able to maintain or improve our competitive position because of the intense competition in the markets we serve.

Our competitors in the aerospace industry consist of a large fragmented group of companies, including certain business units or affiliates of our customers.  We believe that competition within the aerospace industry will increase substantially as a result of industry consolidation, trends favoring greater outsourcing of components and a decrease in the number of preferred suppliers.  We also believe foreign aerospace manufacturers and engineering service providers and foreign divisions of domestic aerospace businesses will become an increasing source of competition, due largely to these businesses' access to low-cost labor and the increased prevalence of industry participation commitments, pursuant to which domestic OEMs agree to award production work to manufacturers from a foreign country in order to obtain orders from that country.  Some of our competitors have substantially greater financial, production and other resources than we have.  These competitors may:

•	have the ability to adapt more quickly to changes in customer requirements and industry conditions or trends;

•	have greater access to capital;

•	have stronger relationships with customers and suppliers;

•	have greater name recognition; and

•	purchase critical suppliers and make them captive causing delays and potential price increases.

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

We are involved with the Missouri AG with respects to the Missouri AG Matter, the EPA and DoJ with respect to the Waste Water Allegations and the EPA and MDNR with respect to the Voluntary Disclosed Matters. Any charges filed, monetary sanctions imposed or other actions taken by any of these agencies could result in a material adverse effect on the Company. For more information with respect to these matters, please see "Item 1. Business - Governmental Regulations and Environmental Compliance."

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

The aerospace industry is experiencing significant consolidation, including the Company's customers, competitors and suppliers.  Consolidation among the Company's customers may result in delays in the award of new contracts and losses of customer relationships which could impact our ability to win new projects.  Consolidation among our competitors may result in competitors with greater resources and market share, which could adversely affect the Company's ability to compete successfully.  Consolidation among the Company's suppliers may result in fewer sources of supply and increased cost to the Company.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We operate manufacturing plants and other facilities (including office, distribution, engineering and other service facilities) primarily in the United States and Mexico.  We lease twenty-three of our manufacturing plants and other facilities and own four.  We consider our major operating properties to be in good operating condition and suitable for their current use.  We believe that the productive capacity of our plants and other facilities is generally adequate for current operations.

The Company's principle facilities are as follows:

Location	Primary Operations Performed
St. Charles, Missouri	Assembly
Cottonwood Falls, Kansas	Assembly
Lenexa, Kansas	Assembly
St. Charles, Missouri	Fabrication
Auburn, Washington	Fabrication, Assembly
Everett, Washington	Fabrication
Mexicali, Mexico	Fabrication, Finishing
Vista, California	Fabrication
Wichita, Kansas	Fabrication
Tulsa, Oklahoma	Finishing
Cuba, Missouri	Finishing
Fredonia, Kansas	Machining
Fort Worth, Texas (1)	Machining
Sun Valley, California	Machining
Tulsa, Oklahoma	Machining
Washington, Missouri	Machining
Wichita, Kansas	Machining
Tulsa, Oklahoma	Distribution
Savannah, Georgia (2)	Kitting, Distribution, Machining
Dallas/Fort Worth, Texas	Engineering Services
Everett, Washington	Engineering Services
Greenville, South Carolina	Engineering Services
San Diego, California	Engineering Services
Stansted, Essex, England	Engineering Services
Melbourne, Australia	Engineering Services
St. Charles, Missouri	Offices
Kansas City, Missouri	Offices

(1) In November 2013, the Company announced the closing of its Fort Worth, Texas facility. The closure of the facility will be completed in the second quarter of 2014. Work performed at this location is in the process of being relocated to other facilities at December 31, 2013.

(2) In January 2014, the Company announced plans to relocate the work performed relative to machining operations at its Savannah, Georgia facility to other locations within the company. The Savannah facility will continue to perform kitting and assembly operations.

ITEM 3.	LEGAL PROCEEDINGS.

For a description of our proceedings and potential proceedings, see "Legal Contingencies" in Note 13 - "Commitments and Contingencies" in the Notes to our Consolidated Financial Statements, which is incorporated herein by reference.

The Company is not a party to any other legal proceedings, excluding routine claims and lawsuits arising in the ordinary course of our business.  We do not believe such routine claims and lawsuits, individually or in the aggregate, will have a material adverse effect on our business.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock is traded on the NASDAQ Global Market under the symbol “LMIA.”  The following table sets forth the range of high and low closing sale prices for the Company’s common stock for the periods indicated during the Company’s past two fiscal years:

Period	High	Low
Fiscal Year 2013
1st quarter	$22.78	$19.27
2nd quarter	22.50	17.83
3rd quarter	19.89	11.95
4th quarter	16.00	10.98
Fiscal Year 2012
1st quarter	21.26	17.26
2nd quarter	19.14	15.10
3rd quarter	20.91	17.14
4th quarter	20.87	17.61

Holders

As of March 11, 2014, there were approximately 104 holders of record of the Company’s common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

On July 7, 2005, our shareholders approved the LMI Aerospace, Inc. 2005 Long-term Incentive Plan (the “Plan”).  The Plan provides for the grant of non-qualified stock options, incentive stock options, shares of restricted stock, restricted stock units, stock appreciation rights, performance awards, and other stock-based awards and cash bonus awards to employees or directors.  Up to 1,200,000 shares of common stock are authorized for issuance under the Plan.  The following table summarizes information about our equity compensation plan as of December 31, 2013.  All outstanding awards relate to the Company’s common stock.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)(1)	(b)	(c)(2)
Equity compensation plans approved by security holders:
2005 Long-Term Incentive Plan	—	—	313,725
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	313,725

(1)	This column excludes 219,751 shares of unvested restricted stock outstanding with a $19.74 per share weighted-average grant date fair market value.

(2)	This column includes securities remaining for issuance as restricted stock.

The Company made no purchases of its common stock during the year ended December 31, 2013, and the Company does not maintain an active repurchase program.

Performance Graph

Set forth below is a line graph presentation comparing the yearly percentage change in cumulative total shareholder returns since December 31, 2008 on an indexed basis with the Standard & Poors (“S&P”) 500 Index and the S&P Small Cap Aerospace/Defense Index, which is a nationally recognized industry standard index.

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

The selected financial data set forth below for the year ended December 31, 2013, and each of the four preceding fiscal years, should be read in conjunction with “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements, related notes and other financial information included herein.

(Dollar amounts in thousands, except share and per share data)

	2013	2012 (1)	2011	2010	2009
Statement of Operations Data:
Net sales	$412,557	$278,629	$254,040	$223,356	$241,196
Cost of sales	332,695	210,321	194,390	171,856	188,245
Gross profit	79,862	68,308	59,650	51,500	52,951
Selling, general & administrative expenses	55,862	36,891	33,563	32,435	31,678
Impairment expense (2)	77,750	—	1,163	—	3,350
Contingent consideration write-off (3)	(7,950)	—	—	—	—
Acquisition expense (4)	247	5,362	—	—	—
Severance and restructuring costs (5)	3,073	—	—	—	312
(Loss) income from operations	(49,120)	26,055	24,924	19,065	17,611
Other income (expense)
Interest expense	(16,962)	(1,771)	(669)	(696)	(1,623)
Other income (expense), net	618	356	(730)	58	10
Total other expense	(16,344)	(1,415)	(1,399)	(638)	(1,613)
(Loss) income before income taxes	(65,464)	24,640	23,525	18,427	15,998
(Benefit) provision for income taxes (6)	(6,979)	8,153	7,136	5,496	5,843
Net (loss) income	$(58,485)	$16,487	$16,389	$12,931	$10,155
Amounts per common share:
Net (loss) income - per common share	$(4.64)	$1.41	$1.42	$1.13	$0.90
Net (loss) income - assuming dilution	$(4.64)	$1.39	$1.40	$1.11	$0.90
Weighted average common shares outstanding	12,607,833	11,701,607	11,559,895	11,420,524	11,305,231
Weighted average dilutive common shares outstanding	12,607,833	11,839,182	11,741,513	11,636,385	11,341,312
Other Financial Data:
Capital expenditures (7)	$24,149	$19,529	$10,267	$7,151	$3,938
Cash (used) provided by operating activities	(8,349)	8,799	16,175	26,845	22,417
Cash used by investing activities	(22,253)	(235,000)	(9,997)	(7,145)	(13,853)
Cash provided (used) by financing activities	27,827	222,680	(257)	(17,784)	(8,562)
Gross profit margin	19.4%	24.5%	23.5%	23.1%	22.0%
Balance Sheet Data:
Cash and cash equivalents	$1,572	$4,347	7,868	1,947	31
Working capital	150,995	113,233	83,988	68,118	71,425
Total assets	480,051	527,964	204,606	179,849	180,217
Total long-term debt, excluding current portion	285,369	255,067	—	28	17,210
Shareholders' equity	144,144	200,954	167,785	149,763	134,493

(1)	Includes the operating results of TASS subsequent to the acquisition date, August 7, 2012, and the results of Valent subsequent to the acquisition date, December 28, 2012.

(2)
During the fourth quarter of fiscal 2013, in accordance with the Company’s accounting policy as described in Note 1 to the Consolidated Financial Statements, the Company performed the annual impairment analysis and determined that carrying value for goodwill for Valent was above its fair value. As a result, a non-cash goodwill impairment charge of $73,528 was recorded in the fourth quarter of 2013. The fair value for the remaining goodwill in Aerostructures exceeded its carrying value. (See ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies, "Goodwill and Intangible Assets" and Note 1, "Goodwill and Intangible Assets"). In the second quarter of 2013, a triggering event occurred when the Company started an initiative to rebrand its core engineering business. As result of this initiative, the D3 Technologies name is no longer being used; thus, the $4,222 million indefinite lived intangible asset related to that trade name was deemed to be fully impaired.  During the first quarter of 2011, a triggering event occurred with regard to a certain proprietary technology intangible asset as a result of a failure to conclude a possible sale of a product line resulting in a non-cash charge of $1,163 related to Intec.  In the fourth quarter of 2009, the Company recorded a non-cash charge of $3,350 (relating to Tempco Engineering, Inc.) for the impairment of goodwill.  Impairment testing as of the fourth quarter of 2009 indicated that the book value of Tempco Engineering, Inc. exceeded the fair value of the business.

(3)
In the second quarter of 2013, the Company realized a $7,950 non-cash benefit related to the write-off of the contingent consideration associated with the December 2012 purchase of Valent. The earnings levels required to be achieved by Valent in order for former Valent interest holders to be paid contingent consideration were not achieved by the required date of December 31, 2013.

(4)	Includes investment banking, accounting, legal, tax and valuation expenses primarily as a direct result of the TASS and Valent acquisitions.

(5)	Includes $453 related to the closure of the Precise Machine facility in Fort Worth, TX and $2,620 related to the separation agreement reached with key members of Valent Aerostructures, LLC.

(6)	Includes a $17,718 valuation charge against deferred tax assets at December 31, 2013 related to the goodwill impairment at Valent noted in (2) above.

(7)	Includes $411 and $746 related to equipment capital leases in 2013 and 2012, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

On August 7, 2012, we acquired Kirkland, Washington-based TASS, a premier after-market engineering and support services firm.  TASS is included in the Engineering Services segment and delivers high-end engineering solutions to aircraft manufacturers, airlines, MRO services companies and leasing companies worldwide.  The acquisition of TASS, whose expertise lies in engineering for aircraft repairs and modifications and providing airline fleet management services, has provided us with a global presence in the rapidly growing after-market engineering arena and built on our long and successful history with Boeing products.  TASS also provides the Company with the ability to internally source product support for parts manufactured by the Company to the global airline fleet.

On December 28, 2012, we acquired Kansas City, Missouri-based Valent, a provider of complex, structural components, major sub-assemblies and machined parts for OEMs and Tier 1 airframe manufacturers in the aerospace and defense industries.  Valent is included in the Aerostructures segment and provides significant content for several major commercial, business jet and military platforms including the Boeing 737, 747-8, 777, 787, V-22, F-15, F-18 and Gulfstream G650.  The resulting increased content, complementary product offerings and enhanced project management capabilities of the acquisition are expected to drive further growth from existing platforms by offering our customers more diversified product and service offerings, deepened customer relationships and greater leverage of our extensive manufacturing and supply chain network.  In addition, we believe Valent’s assembly and high-end precision machining capabilities will allow the Company to compete for larger and more complex design-build projects.

During the fourth quarter of 2013, income from operations at Valent was below the Company's expectations. The decline in income was primarily due to significantly lower than expected performance on two long-term contracts and a determination that a loss contract existed at acquisition. During the fourth quarter of 2013, the Company also performed its annual impairment testing of the Valent reporting unit which resulted in a $73.5 million goodwill impairment. This impairment also required the review of our ability to realize our net deferred tax assets. Upon review, we established a $17.8 million dollar valuation allowance to reduce these net deferred taxes. Due to the goodwill impairment and resulting net loss, the Company determined it was appropriate to establish this reserve. (See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations,"Critical Accounting Estimates.")

On February 21, 2014, Ronald S. Saks provided notice of his retirement and resignation as Chief Executive Officer and President of the Company, such resignation to be effective as of March 18, 2014. On February 21, 2014, the Board of Directors of the Company (the “Board”) appointed Mr. Saks as the non-executive Chairman of the Board to replace Joseph Burstein, the current Chairman, effective March 18, 2014. Mr. Burstein will continue to serve as a director on the Board. Also on February 21, 2014, on the recommendation of the Compensation Committee, the Board appointed Daniel G. Korte to succeed Mr. Saks as Chief Executive Officer and President of the Company effective March 18, 2014. Mr. Korte shall commence his employment with the Company on March 10, 2014 as Chief Executive Officer-Elect, a non-executive position, and begin serving as Chief Executive Officer and President on March 18, 2014. Mr. Korte plans to conduct a strategic review of the Company's operations.

Results of Operations

The post-acquisition results of the operations of Valent and TASS are included in the following information within the Aerostructures and Engineering Services segments, respectively.

The following table illustrates the percentage of sales to primary industries and markets realized over the last three years.

Market	2013	2012	2011
Large commercial aircraft	47.4%	36.7%	38.4%
Corporate and regional aircraft	25.9%	32.0%	30.8%
Military	18.7%	26.0%	22.0%
Other (1)	8.0%	5.3%	8.8%
Total	100.0%	100.0%	100.0%

(1)	Includes technology, testing, commercial consulting services and various other products.

Year ended December 31, 2013 compared to year ended December 31, 2012

The following table provides the comparative data for 2013 and 2012:

	2013
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$331.7	$83.7	$(2.8)	$412.6
Cost of sales	263.6	71.6	(2.5)	332.7
Gross profit	68.1	12.1	(0.3)	79.9
S, G, & A and other charges (1)	114.2	14.8	—	129.0
(Loss)/income from operations	$(46.1)	$(2.7)	$(0.3)	$(49.1)

(1) Includes $73.5 million in the Aerostructures segment related to goodwill impairment and $4.2 million in the Engineering Services segment related to intangible asset impairment

	2012
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$175.0	$105.6	$(2.0)	$278.6
Cost of sales	127.1	85.3	(2.1)	210.3
Gross profit	47.9	20.3	0.1	68.3
S, G, & A and other charges	32.4	9.8	—	42.2
Income from operations	$15.5	$10.5	$0.1	$26.1

Aerostructures Segment

Net Sales.   Net sales were $331.7 million in 2013, an increase of 89.5% from $175.0 million in 2012.   Included in the increase were sales of $120.9 attributable to the acquisition of Valent. Excluding Valent, Aerostructures sales increased $35.8 million, or 20.5% in 2013 versus 2012. The following table summarizes total sales for the segment and the percentage of total sales represented by the market served for each of the years ended December 31, 2013 and December 31, 2012:

Category	2013	% of Total	2012	% of Total
	($ in millions)
Large commercial aircraft	$159.1	48.0%	$72.6	41.5%
Corporate and regional aircraft	89.3	26.9%	57.6	32.9%
Military	57.1	17.2%	35.7	20.4%
Other	26.2	7.9%	9.1	5.2%
Total	$331.7	100.0%	$175.0	100.0%

Large commercial aircraft generated net sales of $159.1 million in 2013 compared to $72.6 million in 2012, an increase of 119.1%.  Included in the increase were sales of $71.4 million attributable to the acquisition of Valent, of which $58.4 million were related to the 737 platform. Sales related to the 737 platform for legacy Aerostructures increased $4.5 million to $27.6 million in 2013 from $23.1 million in 2012 as demand increased on this aircraft. As production rates on this platform continue to increase, the Company expects this trend to continue in 2014. Sales for legacy Aerostructures related to wing modification kits on the 767 platform increased $7.8 million to $14.0 million in 2013 from $6.2 million in 2012. In 2014, the Company expects net sales for 767 wing modification kits to return to 2012 levels.

Net sales of components for corporate and regional aircraft were $89.3 million during 2013 compared to $57.6 million in 2012, an increase of 55.0%.  Included in the increase were sales of $11.8 million attributable to the acquisition of Valent, of which $6.5 million was attributable to the Gulfstream G650 platform. Legacy Aerostructures also realized growth on the G650 program in 2013 of $3.7 million, with total sales in the period of $17.0 million compared to $13.3 million in 2012. Sales for legacy Aerostructures also included $13.2 million primarily related to tooling on a development program in the business and regional jet market in 2013 with no sales in 2012.

Military products generated net sales of $57.1 million in 2013 compared to $35.7 million in 2012, an increase of 59.9%.  Included in the increase were sales of $19.2 million attributable to the acquisition of Valent of which $5.1 million, $4.3 million, and $2.8 million were related to the F-18, V-22 Osprey, and C-17 platforms, respectively. Legacy Aerostructures realized an increase in sales of $4.8 million related to the Embraer KC-390 program in 2013, which contributed $6.7 million in sales in the period compared to $1.9 million in 2012. The Blackhawk program generated sales of $26.9 million in 2013, compared to $28.4 million in 2012.

Other products generated net sales of $26.2 million in 2013 compared to $9.1 million in 2012, an increase of 187.9%.   Included in the increase were sales of $18.4 million attributable to the acquisition of Valent. Valent generated $6.3 million in processing revenues, $6.8 million in sales to the rail industry, and $4.0 million in sales of cables and wire harnesses.

Cost of Goods Sold.  Cost of goods sold for 2013 was $263.6 million (79.5% of net sales) compared to $127.1 million (72.6% of net sales) for 2012.  Cost of goods sold related to the Valent acquisition was $103.2 million in 2013, or 85.3% of sales. Included in cost of sales in 2013 for Valent was $2.5 million of non-recurring inventory step-up purchase accounting adjustments. Excluding the impact of the Valent acquisition, cost of goods sold increased $33.4 million, to $160.4 million, or 76.1% of sales. Subcontract tooling costs in support of several long-term contracts accounted for $14.5 million of that increase. In addition, direct costs including labor, material, processing, and manufacturing overhead increased $12.2 million due to volume growth, capacity expansion and support necessary on newer programs.

Cost of goods sold for the Aerostructures segment consists primarily of direct labor, materials, subcontract costs and manufacturing overhead, including indirect labor costs, depreciation, rent, supplies and other indirect costs.

Gross Profit.  Gross profit for 2013 was $68.1 million (20.5% of net sales) compared to $47.9 million (27.4% of net sales) for 2012.  In 2013, gross profit attributable to Valent was $17.8 million, or 14.7% of sales. The gross profit margin at Valent was adversely impacted by non-recurring inventory step up and performance on long-term contracts. Performance on these contracts was largely impacted by increases in indirect labor necessary to support them. Gross margin attributable to legacy Aerostructures was 23.9% in 2013 compared to 27.4% in 2012. Revenue growth of $20.0 million related to long-term contracts and tooling programs which realized gross margin of 18.2%, accounted for 0.8% of the margin reduction. Price concessions on key military work accounted for 0.5% of the margin decline in 2013 as compared to 2012.

Selling, General and Administrative Expenses and Other Charges.  Selling, general and administrative expenses were $114.2 million (34.4% of net sales) in 2013 compared to $32.4 million (18.5% of net sales) in 2012.  Included in expenses for the year ended December 31, 2013 were $92.3 million in expenses attributable to the inclusion of Valent, of which $73.5 million were related to goodwill impairment charges. These charges resulted from Company's annual impairment analysis which determined that carrying value for goodwill for Valent was above its fair value. This impairment was offset by an $8.0 million benefit related to the write-off of the contingent consideration associated with the December 2012 purchase of Valent. By the end of the second quarter of 2013, the earnings levels required in order for former Valent interest holders to be paid contingent consideration were deemed not likely to be achieved by the required date of December 31, 2013.
During the fourth quarter of 2013, the Company committed to a restructuring plan that will result in the closure of its Precise Machine facility located in Fort Worth, Texas with work transferring to other facilities. As a result, the Company recorded employee severance costs of $0.5 million in the fourth quarter of 2013. During the same quarter, the Company also reached a separation agreement with three key members of Valent Aerostructures, LLC, resulting in a charge of $2.6 million in separation-

related expenses. The Company expects that the annual cost savings related to these restructuring plans will approximate $2.0 million.
The year ended December 31,2012 included $5.4 million of costs incurred related to acquisitions, with Valent specifically accounting for $4.9 million of those costs.  The increase in costs from the acquisitions exceeded the increase in sales, increasing the total selling general and administrative expenses expressed as a percentage of sales.

Selling, general and administrative expenses for Aerostructures segment consists primarily of labor, rent, depreciation and amortization, professional services and other administrative expenses.

Engineering Services Segment

Net Sales.  Net sales were $83.7 million in 2013, a decrease of 20.7% from $105.6 million in 2012.   Offsetting the decrease were sales of $10.3 million attributable to the inclusion of the TASS acquisition for the full year of 2013. Excluding TASS, Engineering Services sales decreased $31.8 million, or 31.9% in 2013 versus 2012.The following table summarizes the segment’s total sales and the percentage of the segment’s total sales represented by the market served for each of the years ended December 31, 2013 and December 31, 2012, respectively:

Category	2013	% of Total	2012	% of Total
	($ in millions)
Large commercial aircraft	$37.3	44.6%	$29.7	28.1%
Corporate and regional aircraft	17.9	21.4%	31.5	29.8%
Military	19.9	23.8%	37.0	35.1%
Other	8.6	10.2%	7.4	7.0%
Total	$83.7	100.0%	$105.6	100.0%

Net sales of services for large commercial aircraft were approximately $37.3 million in 2013 compared to $29.7 million in 2012, an increase of 25.6%.  Included in the increase were sales of $10.3 million attributable to the acquisition of TASS. Excluding TASS, this category resulted in a net decline of $2.8 million. The sales for this segment were negatively impacted in 2013 by $11.0 million due to the winding down of several key programs, the most significant of which was the Boeing 787 that decreased $6.9 million in 2013 compared to 2012. These decreases were offset by a $4.3 million increase in revenue related to the Airbus A350 platform.

Net sales of services supporting corporate and regional aircraft were approximately $17.9 million during 2013 compared to $31.5 million in 2012, a decrease of 43.2%.  The decrease in sales was primarily related to reductions of $13.1 million in support of the Bombardier Learjet L-85, as the project is winding down.

Military programs generated net sales in 2013 of approximately $19.9 million compared to $37.0 million in 2012, a decrease of 46.2%.  The decrease from 2012 was primarily due to a $11.9 million reduction in sales on a project nearing completion in support of the Boeing Tanker program. In addition, the Embraer KC 390 program revenue declined $1.6 million, primarily due to an unfavorable cumulative long-term contract revenue adjustment of $0.8 million.

Sales related to the design and delivery of tooling on various programs supporting commercial aircraft were $8.6 million in 2013 compared to $7.4 million in 2012, an increase of 16.2%.  This increase was primarily due to an increase of $2.4 million in revenues generated from Boeing tooling projects, offset by a $0.8 million unfavorable cumulative long-term contract revenue adjustment on the 787 shipping fixture program.

Cost of Goods Sold.  Cost of goods sold for 2013 was $71.6 million (85.5% of net sales) compared to $85.3 million (80.8% of net sales) for 2012.  Lower sales volume in the base Engineering Services business led to the decrease in cost of goods sold, which was primarily comprised of lower direct labor costs and associated fringe benefits. Offsetting the decrease in cost of goods sold for the segment was an increase of $9.5 million attributable to inclusion of TASS for the full-year of 2013. The base Engineering Services business realized a decrease in cost of goods sold in 2013 when compared to 2012 of $22.9 million.

Cost of goods sold for the Engineering Services segment consists primarily of direct labor, subcontract costs and overhead, including rent, maintenance, and indirect costs.

Gross Profit. Gross profit for this segment was $12.1 million (14.5% of net sales) for 2013 compared to $20.3 million (19.2% of net sales) for 2012.  The decrease in gross profit percentage was primarily driven by a decrease in revenue, which increased fixed costs as a percentage of sales and the previously mentioned unfavorable cumulative long-term contract revenue adjustments.

Selling, General and Administrative Expenses and Other Charges. Selling, general and administrative expenses were $14.8 million (17.7% of net sales) in 2013 compared to $9.8 million (9.3% of net sales) for 2012.  The increase was primarily due to the inclusion of the full year TASS’s selling, general, and administrative expenses of $1.2 million and a $4.2 million impairment of the D3 trade name intangible asset. During 2013, a triggering event occurred when the Company started an initiative to rebrand its core engineering business. As result of this initiative, the D3 Technologies name is no longer being used, thus, the $4.2 million indefinite lived intangible asset related to that trade name was deemed to be fully impaired.

Selling, general and administrative expenses for Engineering Services segment consists primarily of labor, rent, depreciation and amortization, professional services and other administrative expenses.

Non-segment Expenses

Interest Expense.   Interest expense was $17.0 million for 2013 compared to $1.8 million for 2012.  This change was primarily due to interest incurred of $13.1 million related to the credit facilities that were primarily used to acquire Valent and fund working capital needs, a $1.3 million increase in the amortization of prepaid financing expenses and an additional $0.9 million in interest expense related to debt acquired with the Valent acquisition.

Other Income (Expense), Net.  Other income was $0.6 million for 2013 compared to other income of $0.4 million for 2012.

Income Tax Expense.  An income tax benefit was realized for 2013 of $7.0 million compared to $8.2 million of income tax expense for 2012.  During 2013, our effective income tax rate was 10.7% compared to 33.1% in 2012 with the change primarily due to a $17.6 million deferred tax charge for valuation allowance established during the fourth quarter of 2013 as we are now in a three year cumulative loss position. For further discussion see Critical Accounting Policies included in Item7.

Year ended December 31, 2012 compared to year ended December 31, 2011

The following table provides the comparative data for 2012 and 2011:

	2012
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$175.0	$105.6	$(2.0)	$278.6
Cost of sales	127.1	85.3	(2.1)	210.3
Gross profit	47.9	20.3	0.1	68.3
S, G, & A and other charges	32.4	9.8	—	42.2
Income from operations	$15.5	$10.5	$0.1	$26.1

	2011
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$168.1	$87.5	$(1.6)	$254.0
Cost of sales	123.2	72.9	(1.7)	194.4
Gross profit	44.9	14.6	0.1	59.6
S, G, & A and other charges	26.6	8.1	—	34.7
Income from operations	$18.3	$6.5	$0.1	$24.9

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

Cost of goods sold for the Aerostructures segment consists primarily of direct labor, materials, subcontract costs and manufacturing overhead, including indirect labor costs, depreciation, rent, supplies and other indirect costs.

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

Selling, general and administrative expenses for Aerostructures segment consists primarily of labor, rent, depreciation and amortization, professional services and other administrative expenses.

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

Cost of Goods Sold.  Cost of goods sold for 2012 was $85.3 million (80.8% of net sales) compared to $72.9 million (83.3% of net sales) for 2011.  Increased sales demand led the Company to hire additional project engineers, which resulted in an increase of $8.1 million in salary and fringe costs.  Also, the acquisition of TASS resulted in an additional $3.6 million in salary and fringe costs.

Cost of goods sold for the Engineering Services segment consists primarily of direct labor, subcontract costs and overhead, including rent, maintenance, and indirect costs.

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

Selling, general and administrative expenses for Engineering Services segment consists primarily of labor, rent, depreciation and amortization, professional services and other administrative expenses.

Non-segment Expenses

Interest Expense.  Interest expense was $1.8 million for 2012 compared to $0.7 million for 2011.  The change was primarily due to the refinancing of our credit facility on December 28, 2012 which resulted in a $0.6 million charge to expense related to deferred financing costs for the closed credit facility, and also from interest incurred of $0.2 million on the borrowings to acquire Valent.

Other Income (Expense), Net.  Other income was $0.4 million for 2012 compared to other expense of $0.7 million for 2011.  This change was primarily due to the absence of $0.8 million of non-recurring costs related to abandoned financing transactions that were present in 2011.  The increase in income was also driven by realized net foreign currency transaction gains in 2012 of $0.2 million compared to $0.2 million of expense in 2011.

Income Tax Expense.  Income tax expense for 2012 was $8.2 million compared to $7.1 million for 2011.  During 2012 our effective income tax rate was 33.1% compared to 30.3% in 2011 with the increase primarily due to research and development tax credits that were not extended for 2012 prior to December 31, 2012.  The income tax rate for2013 will include the tax benefit for research and development tax credits for 2012 and 2013 and as such, we expect our rate to be between 33% and 34%.

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

EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP.  Some of these limitations are:

•	They do not reflect our cash expenditures, future expenditures for capital expenditures or contractual commitments;

•	They do not reflect changes in, or cash requirements for, our working capital needs;

•	They do not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our debt;

•
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements;

•	They are not adjusted for all non-cash income or expense items that are reflected in our statement of cash flows;

•	They do not reflect the impact on earnings of charges resulting from matters unrelated to our ongoing operations; and

•	Other companies in our industry may calculate EBITDA and Adjusted EBITDA differently, limiting their usefulness as comparative measures.

Because of these limitations, EBITDA, Adjusted EBITDA and the related financial ratios should not be considered as measures of discretionary cash available to us to invest in the growth of our business or as a measure of cash that will be available to us to meet our obligations.  You should compensate for these limitations by relying primarily on our GAAP results and use EBITDA and Adjusted EBITDA only as a supplement to this information.  See our consolidated financial statements contained in this Report.

However, in spite of the above limitations, we believe that EBITDA and Adjusted EBITDA are useful to an investor in evaluating our results of operations because these measures:

•
Are widely used by investors to measure a company’s operating performance without regard to items excluded from the calculation of such terms, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired, among other factors;

•	Help investors evaluate and compare the results of our operations from period to period by removing the effect of our capital structure from our operating performance; and

•	Are used by our management team for various other purposes in presentations to our Board of Directors as a basis for strategic planning and forecasting.

We have expanded our operations significantly through the Valent Acquisition. As a result, our operating income included significant charges for acquisition-related expenses in 2012.  Operating income in 2013 included charges for goodwill impairment, restructuring, acquisition costs, intangible asset impairment, and integration expenses in addition to the recognition of fair value step up on the inventory acquired from the Valent acquisition. These charges were partially offset by the write-off of contingent consideration association with the Valent acquisition. EBITDA and Adjusted EBITDA exclude these charges, as applicable, and provide meaningful information about the operating performance of our businesses apart from the acquisition-related expenses, as well as interest and tax expenses.

The following financial items have been added back to our net income when calculating EBITDA:

•	Depreciation;

•	Amortization expense;

•	Goodwill and intangible asset impairment;

•	Interest expense; and

•	Income tax expense.

The following financial items have been added back to our net income when calculating Adjusted EBITDA:

•	Stock-based compensation;

•	Acquisition and integration expenses;

•	Fair value step-up on acquired inventories;

•	Restructuring expenses;

•	Contingent consideration write-off; and

•	Other (net).

Reconciliations of net income to EBITDA and Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of net sales were as follows:

	(In Thousands) Years Ended December 31,
	2013	2012	2011
Net (loss) income	$(58,485)	$16,487	$16,389
Depreciation and amortization (1)	20,560	7,994	7,241
Goodwill and intangible asset impairment (2)	77,750	—	1,163
Interest expense (3)	16,962	1,771	669
Income tax (benefit) expense (4)	(6,979)	8,153	7,136
EBITDA	49,808	34,405	32,598
Stock-based compensation	1,615	1,494	1,254
Restructuring Expense (5)	3,073	—	—
Integration Expense	1,265	—	—
Fair value step up on acquired inventories	2,497	—	—
Acquisition expenses (6)	247	5,362	—
Contingent consideration write-off (7)	(7,950)	—	(1,235)
Other (net)	(618)	(356)	730
	129	6,500	749
Adjusted EBITDA	$49,937	$40,905	$33,347

(1) Includes amortization of intangibles and depreciation expense.

(2) In 2013, the annual impairment test conducted by the Company resulted in an impairment of goodwill associated with the Valent acquisition of $73,528. Also in 2013, a triggering event occurred which resulted in the impairment of the indefinite lived D3 trade name asset of $4,222. In addition, in 2011, a triggering event occurred with regard to a certain proprietary technology intangible asset as a result of a failure to conclude a possible sale of a product line of $1,163.
(3) Includes deferred financing costs in connection with closed credit facility in 2012.

(4)	Includes a $17,718 valuation charge against deferred tax assets at December 31, 2013 related to the goodwill impairment at Valent noted in (1) above.

(5) Includes costs associated with severance related to the Precise Machine facility closure and separation costs associated with key members of Valent Aerostructures, LLC.

(6) Includes investment banking, accounting, legal, tax and valuation expenses for acquisitions.

(7) Included in accrued liabilities as of December 31, 2012 was $7,950 of contingent consideration, representing the fair value of the amount payable to former members of Valent Aerostructures, LLC if certain sales targets were achieved by December 31, 2013. Included in accrued liabilities as of December 31, 2010 was $1,235 of contingent consideration, representing the fair value of the amount payable to former Intec shareholders if certain sales targets were achieved by Intec or if proceeds from the sale of certain portions of Intec exceeded a pre-established threshold by March 31, 2011.

Liquidity and Capital Resources

The Company's operations used cash of $8.3 million in 2013. The Company generated cash of $8.8 million in 2012 and $16.2 million in 2011.  The net operating cash outflow in 2013 was primarily driven by increases in inventory to support investment in new programs, $6.2 million in tooling on a development program and higher interest cost. Net cash provided by operating activities in 2012 was unfavorably impacted by increases in trade accounts receivable, primarily related to program investment and inventories needed to support future production rate increases in Aerostructures’ large commercial aircraft and corporate and regional aircraft sectors.

Net cash used in investing activities for the year ended December 31, 2013 was $22.3 million compared to $235.0 million and $10.0 million for the years ended December 31, 2012 and 2011, respectively.  The Company used $206.5 million, net of cash acquired, in the 2012 acquisition of Valent which was funded from our credit facility.  We paid $9.8 million, net of cash acquired, in the 2012 acquisition of TASS funded with available cash.  We spent $23.7 million in 2013 on capital expenditures, compared to $18.8 million and $10.3 million during 2012 and 2011, respectively, consistent with the Company’s plan to increase capital spending in support of anticipated growth and the additional capital needs for our acquired businesses.

Cash provided by financing activities was $27.8 million in 2013 and $222.7 million in 2012, compared to cash used of $0.3 million in 2011.  The Company borrowed $29.8 million against its revolving credit facility in 2012. Funds provided by financing activities of $225.0 million in borrowings on a term loan in 2012 were primarily used for the acquisition of Valent and to fund the Company's other working capital needs. The Company also incurred $3.0 million in loans for equipment and $6.2 million in borrowings against our revolving credit facility in 2012.  In addition, we paid $12.7 million in financing costs related to the loan agreement. By the beginning of 2011, the Company had paid down all of its outstanding revolving line of credit, and there was no significant activity during the year.

As discussed in Item 1. Business, the Company is involved in ongoing investigations by government agencies with regard to allegations of violations of environmental regulations. The Company believes certain environmental representations set forth in the purchase agreement pursuant to which the associated facility was acquired and the purchase agreement pursuant to which the Company acquired the associated facility, provide the Company with certain rights of indemnification with respect to the matters disclosed herein. The Company also has insurance policies that it believes covers various environmental issues at the associated facility, and breaches by former owners of the associated facility of their respective environmental representations and warranties in each of the purchase agreements. As a result, the Company believes its rights of indemnification and insurance coverage may provide for a recovery of some or all of the costs associated with the matters disclosed herein. We cannot provide any assurance, however, that we will ultimately prevail in any claim for indemnification or secure insurance proceeds from our insurance policies or in what time frame such proceeds, if any, may be secured. Even if the Company does prevail with regard to claims against other parties and/or insurance, the Company will be required to use cash to fund related expenses prior to receipt of any offsetting recoveries. As such, cash flow could be negatively impacted in the interim. The Company does not have sufficient information at this time to estimate the range of possible losses with respect to this matter.

During the fourth quarter of 2012, the Company entered into a credit agreement to provide senior secured credit facilities to finance the Valent acquisition, refinance existing debt, and fund working capital requirements.  As of December 31, 2013 these credit facilities include a term loan facility of $225.0 million and a revolving credit facility in the original amount of up to $125.0 million.  The maturity dates of the revolving credit facility and term loan are December 28, 2017 and December 28, 2018, respectively.  The credit agreement for our revolving credit facility and term loan requires us to maintain both a certain leverage ratio and interest coverage ratio on a quarterly basis as well as compliance with various restrictive covenants that limit our ability to incur additional debt, guarantee debt or obligations, create liens, enter into certain merger, consolidation or other reorganization transactions, make investments, sell, lease or transfer our assets and enter into transactions with our affiliates and prohibit our ability to pay dividends.  These agreements also require mandatory prepayments of excess cash at certain leverage levels.   The Company's EBITDA and cash generation over the past year has been lower than originally expected. Without improved EBITDA and cash generation, the Company's risk of non-compliance with the required leverage ratio in the credit agreement will increase. If covenants are not met and modifications or waivers cannot be obtained, it will result in non-compliance with the credit agreement, the occurrence of which could result in the amounts outstanding under the term loan facility and revolving credit facility becoming immediately due and payable. As of December 31, 2013, the Company was, and expects to continue to be in 2014, in compliance with all of its financial and non-financial covenants under these senior secured credit facilities.

We expect to meet our ongoing working capital, acquisition, debt service, and capital expenditure needs presently and for the next twelve months from a combination of cash on hand, cash flow from operating activities and cash available under our revolving credit facility. The Company continues to market for design-build programs, which may require additional capital investments.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of operating leases as reflected under “Contractual Obligations and Commitments” below.

Contractual Obligations and Commitments

We had the following contractual obligations and commitments for debt and non-cancelable operating lease payments:

	Total (3)	Less Than 1 year	1-3 years	3 - 5 years	More than 5 years
	($ in thousands)
Debt (1)	$290,616	$5,242	$10,556	$259,853	$14,965
Interest on Long-term debt (2)	$65,556	13,779	26,985	23,805	987
Operating Leases (3)	$51,187	6,909	12,084	9,829	22,365
Total	$407,359	$25,930	$49,625	$293,487	$38,317

(1)	Balances include obligations under capital leases

(2)	Interest expense assumes the balances of long-term debt at the end of the period and current effective interest rate.

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

Revenue and Profit Recognition.  Except as described below, the Company recognizes revenue for sales of products and related services in accordance with Financial Accounting Standards Board, (“FASB”) Accounting Standards Codification (“ASC”) Topic 605-15 Products and Topic 605-20 Services.. The Company sells products under long term supply contracts and purchase orders where the product is built to the customer specifications based on firm purchase orders from the customer. The purchase orders tend to be of a relatively short duration and customers place orders on a periodic basis.  The pricing is generally fixed for some length of time and the quantities are based on individual purchase orders. Revenue is recognized when title passes and services are rendered, the price is fixed or determinable, and collection is reasonably assured. Approximately 80-90% of the total revenue the Company recognizes in any given quarter is accounted for in accordance with Topics 15 and 20. The remainder of the revenue is accounted for using percentage of completion accounting methods consistent with the ASC Topic 605-35 Construction -Type and Production-Type Contracts.

The percentage of completion method used to account for contracts depends on the nature of the products provided under the contract. For example, for contracts that require us to perform a significant level of development effort, in comparison to the total value of the contract, sales are recorded using the cost to cost method to measure progress toward completion. Under the cost to cost method of accounting, we recognize sales and estimated profit as costs are incurred based on the proportion that the incurred costs bare compared to total estimated costs. For contracts that require us to provide a substantial number of similar items without a significant level of development, we record sales and estimated profit on a percentage of completion basis using units of delivery as the basis to measure progress toward completing the contract. Under both methods, profit recognized is based on the total expected profit margin percentage multiplied by revenue recognized to date.
The Company periodically reviews all estimates to complete as required by the authoritative guidance and the estimated total cost and expected gross profit are revised as required over the life of the contract.  Any revisions to the estimated total cost are accounted for as a change of an estimate.  A cumulative catch-up adjustment is recorded in the period of the change of the estimated costs to complete the contract.  Therefore, gross profit in a period includes (a) a cumulative catch-up adjustment to reflect the adjustment of previously recognized profit associated with all prior period revenue recognized based on the current estimate of gross profit margin, as appropriate, and (b) an entry to record the current period costs of sales and related gross profit margin based on the current period sales multiplied by the current estimate of the gross profit margin on the contract.
The primary cumulative catch-up adjustments in 2013 relate to two contracts. The first contract relates to a design program on the 787 platform on which the Company was unable to pass through as much of the engineering changes incurred to the customer as originally estimated. The Company recorded a reduction of contract revenue of $0.8 million for this program in 2013. The Company continues to pursue claims related to this contract but has not estimated a recovery in the estimate at completion. The total revenue recognized on this program at December 31, 2013 was $13.4 million. The second contract relates to part production for the Embraer KC-390 program. In 2013, an unfavorable adjustment of $0.7 million was recorded to reflect a revision in the expected labor hours necessary to complete the program. Total revenue recognized on the program at December 31, 2013 was $17.1 million.
In addition, should total estimated costs at completion exceed the estimated total revenue, the anticipated full loss is recognized in the period in which the anticipated loss is determined.  The loss is reported as a component of cost of sales. The cumulative gross profit margin recognized through the end of the current period on a contract with an estimated loss will equal the current estimate of the gross profit margin on the contract multiplied by the contract revenues recognized through the end of the current period plus the provision for the additional loss on contract revenues yet to be recognized.  The current period cost of sales on a contract with a loss reserve will equal current period sales, thus, gross profit on those sales will be recognized at a 0% margin. In accordance with ASC 605-35-45-1&2, the provisions for anticipated losses on contracts are accounted for as additional contract cost and recognized as part of cost of sales. Provisions for losses are recorded as a reduction of related contract costs recorded in inventory. Any excess loss provision is recorded as a current liability.
The Company does not have any cost to cost contracts in a loss contract position. The Company does have a contract being accounted for using the units of delivery method which was acquired during the Valent acquisition where estimated costs exceed the total contract revenue. The provision for anticipated loss was established during 2013 for $5.2 million at acquisition and was treated as measurement period change and, as such, increased the goodwill related to the Valent acquisition. At December 31, 2013, this loss was recorded in the balance sheet as a $2.0 million reduction in inventory and a $3.2 million provision in current liabilities.
For contracts accounted for using the percentage of completion method, management’s estimates of total units to be produced, and material, labor and overhead costs on long-term contracts are critical to the Company.  Due to the size, length of time and nature of many of our contracts, the estimation of revenue and costs through completion is complicated and subject to many variables.
Total contract revenue estimates are based on negotiated contract prices, customer change orders, claims (when a legal basis exists) and estimated cost to produce the product or service plus a profit in some instances. The contract revenue estimates consider customer purchase orders, projections and industry guidance. In addition, claims and unpriced change orders will impact the estimate of total revenues and profits. In the ordinary course of business, the Company may receive requests from its customers to perform tasks not specified in its contracts.  When this occurs on a long-term contract using the cost-to-cost method of percentage of completion accounting, the Company may record revenue for claims or unpriced change orders to be negotiated with customers.  As of December 31, 2013, approximately 0.5% of revenue represented amounts associated with claims and unpriced change orders.
Total contract cost estimates are primarily based on our current cost of production, purchase order terms negotiated or estimated by our supply chain. These costs include negotiated or estimated material costs, historical labor performance trends, business base and other economic projections. Factors that influence these estimates include inflationary trends, technical and schedule risk, performance trends, asset utilization, and anticipated labor rates.
The development of a contract revenue and gross margin percentage involves utilization of detailed procedures by a team of operational and financial personnel that provides information on the status of the contracts.  Estimates of each significant contract’s revenue and cost are reviewed and approved by the team on a quarterly basis.  Any approved changes in these estimates are analyzed to determine if they result in recognition of cumulative adjustments to the contract profit in the period in which changes are made.
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
Goodwill and Intangible Assets.  Goodwill is not amortized; rather, it is tested annually in accordance with FASB ASC Topic 350, Intangibles-Goodwill and Other (“ASC 350”). The Company exercises its judgment in evaluating its goodwill and intangible assets for possible impairment.  The Company performs goodwill and indefinite-lived intangible asset impairment testing annually in the fourth quarter of each fiscal year as well as whenever events or changes in circumstances during the fiscal year indicate that the carrying amount may not be recoverable. The Company evaluates whether any triggering events have occurred during the fiscal year, such as a significant decrease in expected cash flows at a reporting unit or changes in market or other business conditions that may indicate a potential impairment of goodwill or other intangible assets.
The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount.  If it is, the quantitative tests require comparing recorded values to estimated fair values for the assets under review.  If it is not, no additional analysis is required. If the Company choses, it may decide to perform a quantitative assessment of the fair value.
        The Company's goodwill balances were $113.2 million and $179.3 million, at December 31, 2013 and 2012, respectively. Under guidelines established by FASB ASC Topic 280, Segment Reporting (“ASC 280”) the Company operates in two operating segments. However, the Company has recorded its goodwill and conducts testing for potential goodwill impairment at a reporting unit level.   The reporting units represent a business for which discrete financial information is available, and segment management regularly reviews the operating results.  There are three reporting units within the Company that have goodwill recorded with 55.2% of the goodwill reported within the Aerostructures operating segment and the remaining 44.8% reported in the Engineering Services Segment. The Aerostructures operating segment has three reporting units of which only two have goodwill. In the Aerostructures segment the Valent reporting unit has $56.3 million of goodwill and the Fabrication reporting unit has $6.2 million of goodwill at December 31, 2013. The Engineering Services reporting unit goodwill balance was $50.7 million at December 31, 2013.
Fabrication Reporting Unit: The Company performed the annual test of goodwill and indefinite-lived intangible assets for the Fabrication unit by performing the qualitative assessment option and concluded it was more likely than not that the fair value of the unit exceeded carrying value, and thus, no impairment charge was recorded.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred.  Such indicators may include deterioration in general economic conditions, negative developments in equity and credit markets, adverse changes in the markets in which an unit operates, increases in input costs that have a negative effect on earnings and cash flows, or a trend of negative or declining cash flows over multiple periods, among others.  The fair value that could be realized in an actual transaction may differ from that used to evaluate the impairment of goodwill.
The Company chose to perform the quantitative test of the fair values of goodwill and indefinite lived intangibles relating to the Engineering Services and Valent reporting units. The fair values for goodwill testing are estimated using a combination of the income and market approach unless circumstances indicate that a better estimate of fair value is available. The income approach utilizes the discounted cash flow model (“DCF model”) and the market approach is based on the market data for a group of guideline companies.

Using the DCF model requires the Company to forecast operating cash flows, including future sales growth, operating costs, tax rates, capital spending, and working capital changes. These assumptions may vary significantly among the reporting units. In addition estimates are required for the discount rate, and the terminal value.  The discount rate represents the expected return on capital and is based on the estimated weighted average cost of capital for a market participant. The discount rate considers the risk inherent in the projections used to estimate the fair value of the reporting unit.  This rate takes into account the uncertainty about the expected revenue growth of the reporting unit and expected operating margins as well as the past performance of the reporting unit.  The cash flow forecasts of the reporting units are based upon management’s long-term view of the Company’s markets.  The Company has not materially changed its methodology for goodwill impairment testing for the years presented. Due to the many variables inherent in the estimation of a reporting unit's fair value and the relative size of the Company's recorded goodwill, differences in assumptions may have a material effect on the results of the Company's impairment analysis.
The Company also used the market approach to estimate the fair value of the reporting unit.  The Company utilizes the guideline public company method in which valuation pricing multiples are derived from the market share prices of stocks of companies that are engaged in the same or similar lines of business as the reporting unit, and that are actively traded on a free and open market.  The derived multiples are then applied to the reporting unit’s financial metrics producing indications of value, which are correlated to reach a final indication of value. The Company used Earnings before Interest Depreciation and Amortization (“EBITDA”) multiples based on the last 12 months and for the next 12 months to EBITDA to estimate fair value using a market approach.
Engineering Services Reporting unit: The Company's 2013 annual impairment test did not result in an impairment of the $50.7 million of goodwill associated with this reporting unit. The fair value exceeded the net book value by approximately 10.1%, or $7.2 million. The following is a summary analysis of the significant assumptions used by the Company to estimate the fair value of this reporting unit using the income approach and how the assumptions were developed:

•
Discount rate:  The discount rate used in determining the fair value was 12.9% which was consistent with the rate used in testing in prior.   An increase in the discount rate of 1% would indicate that the fair value of the reporting unit remains in excess of the carrying value of the unit.

•
Revenue growth assumptions:  Projected annual growth assumptions are based on the Company’s and its peers historical operating performance adjusted for current and expected competitive and economic factors. The Company used a terminal growth rate of 4.0% to calculate the terminal value in the discounted cash flow analysis.

•
Operating profit margin assumptions:  The forecasted operating profit used in the income approach is expected to improve in the future years as a result of leveraging of the cost of sales as a significant portion of this unit’s costs are fixed in nature.

•
Working Capital assumptions and capital expenditures:  Working capital requirements were forecasted based on the reporting unit’s historical performance.  Capital expenditures were forecasted based on current spending plans for the forecast period and expected to moderate as sales growth slows in the terminal year.

The Company also used the market approach to estimate the fair value of the reporting unit.  The Company used EBITDA multiples based on the last 12 months and for the next 12 months to estimate fair value using a market approach.  These multiple used in the valuation was 9.5 times EBITDA. In addition, the Company included a control premium in this analysis. This resulted in a market value that was within 5% of the estimated fair value using the income approach. If any of these or other related estimates and assumptions are not realized in the future, to the extent the reporting unit cannot generate future cash flows at a level sufficient to recover the net book value, the Company may be required to record future impairment charges. The impairment charges would reduce future net income and earnings per share.
Valent Reporting unit: The Company's 2013 annual impairment test (“Step One”) did indicate that the fair value of this reporting unit was below its carry value by 20.9%. During the fourth quarter of 2013, income from operations at Valent was below the Company's expectations. The decline in income was primarily due to performance on three long-term production contracts. As a result, the second step (“Step two”) of the impairment test was required for the Valent reporting unit. The tangible and intangible assets were revalued according to ASC 350 and resulted in a pre-tax impairment of goodwill of $73.5 million. The impairment was driven by a decline in expected operating performance of the unit. The key assumptions used in the Step One test are as follows:

•	Discount rate: The discount rate used in determining the fair value of the reporting unit was 12.5% which was slightly lower than rate of 12.9% used in purchase accounting valuation.

•
Revenue growth assumptions:  Projected annual growth assumptions are based on the Company’s and its peers historical operating performance adjusted for current and expected competitive and economic factors surrounding the aerospace and defense industry (the “industry”).  The growth rates used were approximately 7.5% per year primarily driven by expected long term contract growth. The Company used a terminal growth rate of 3.0% to calculate the terminal value in the discounted cash flow analysis.

•
Operating profit margin assumptions:  The forecasted operating profit used in the income approach is expected to improve in the future years as a result of leveraging additional sales, and improved operating synergies.

•
Working Capital assumptions and capital expenditures:  Working capital requirements were forecasted based on the reporting unit’s historical performance.  Capital expenditures were forecasted based on current spending plans for the forecast period and are expected to moderate as sales growth slows in the terminal year.

The Company also used the market approach to estimate the fair value of the reporting unit. The Company used EBITDA multiples based on the last 12 months and for the next 12 months to estimate fair value using a market approach. The multiple used in the valuation was approximately 10.5 times EBITDA. In addition, the Company included a control premium in this analysis. This resulted in a market value that was within 7% of the estimated fair value using the income approach.
During the Step 2 analysis, the implied fair value of goodwill was calculated by measuring the fair value of assets and liabilities at the time of the impairment test in accordance with ASC 805. The difference between the fair value determined in Step 1 and the fair values assigned to the individual assets including deferred taxes is the implied fair value of goodwill. The Step 2 analysis resulted in a $73.5 million impairment of goodwill. The Valent reporting unit had $56.3 million of goodwill at December 31, 2013. If any of these or other related estimates and assumptions are not realized in the future, to the extent the reporting unit cannot generate future cash flows at a level sufficient to recover the net book value, the Company may be required to record further impairment charges. The impairment charges would reduce future net income and earnings per share.
As of December 31, 2013, and in further support of our analysis, our net book value for the entire Company (i.e., shareholders’ equity) was $144.1 million, and our market capitalization was approximately $189.4 million.

Other Intangibles. Customer-related intangible assets on the balance sheet were $55.5 million and $64.3 million, at December 31, 2013 and 2012, respectively. The assets resulted from the acquisitions of Versaform Corporation, D3, Intec, TASS and Valent have an original estimated useful lives ranging from five to 22 years.  The trademark that resulted from the D3 acquisition was determined to have an indefinite life.  Other intangible assets resulting from the acquisition of Intec, TASS and Valent have an original estimated useful life of two to seven years.  The assumptions and judgments used in determining the useful lives of the intangible assets included in the period of time over which the Company expects to use the asset, expected duration of revenue that will be generated from the asset and how relationships with customers will create future propensity to purchase services from the Company. Valent intangible assets are amortized using on the straight-line method. All other remaining intangibles assets are not material.
We test the indefinite lived intangible asset for impairment, at least annually, by comparing its carrying value over the amount of discounted cash flows attributable to the intangible asset.  We test the finite lived intangible assets for impairment by assessing the current period cash flows of each asset group.  Events or changes in circumstances, including loss of a significant customer, a significant decrease in the level of business with a customer or a long-term contract not being extended, would indicate that the carrying amount of any of these intangible assets may not be recoverable and a change in the remaining useful life could be required. If that is the case, an undiscounted cash flow test will be performed and, if necessary, an impairment charge will be recognized for the amount by which the carrying amount of these assets exceeds its fair value. The trademark related to the D3 acquisition for $4.2 million was determined to be impaired and was written off in 2013. The other intangible assets relating to the Valent acquisition were tested during the Step Two annual impairment test above and were not deemed to be impaired.

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

We record an income tax expense or benefit based on the net income earned or net loss incurred in each tax jurisdiction and the tax rate applicable to that income or loss. In the ordinary course of business, there are transactions for which the ultimate tax outcome is uncertain. The final tax outcome for these matters may be different from management’s original estimates made in determining the income tax provision. A change to these estimates could impact the effective tax rate and net income or loss subsequent periods.

A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. When determining the amount of net deferred tax assets that are more likely than not to be realized, management assesses all available positive and negative evidence. This evidence includes, but is not limited to, prior earnings history, expected future earnings, carry-back and carry-forward periods and the feasibility of ongoing tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. The weight given to the positive and negative evidence is commensurate with the extent the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses.
Based on these criteria and the relative weighting of both the positive and negative evidence available, and in particular the activity surrounding the Company's loss in 2013, management determined that it was necessary to establish a valuation allowance against all of its net U.S. deferred tax assets at December 31, 2013. This determination was made as the Company entered into a cumulative loss position in the year ended December 31, 2013, due to the recording of a goodwill impairment of $73.5 million related to Valent. Once the Company entered into a cumulative loss position, it passed the threshold after which there is a presumption that it should no longer rely solely on projected future income when determining whether the deferred tax asset is more likely than not to be realized. While the Company does project future income, the objectively verifiable negative evidence of the recent loss and risk related to those projections outweighs the positive evidence.
The valuation allowance was increased by $17.8 million to fully reserve the U.S. net deferred tax asset. As of December 31, 2013, the total net deferred tax liability was $0.2 million. This includes an $18.1 million valuation allowance on net deferred tax assets, of which $17.8 million related to US assets and $0.3 related to other foreign operations. The Company will continue to monitor its deferred tax position and may adjust the valuation allowance, if necessary, for utilization of the underlying deferred tax assets through current taxable income or as available evidence changes.

Recent Accounting Pronouncements

For information related to recently issued accounting standards, see Note 1 of the Notes to Consolidated Financial Statements in Item 8 below.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risks, including interest rates, inflation, and foreign currency exchange rates.

Interest Rate Sensitivity

We are exposed to market risk primarily due to fluctuations in interest rates.  We are required to enter into a hedging instrument to fix not less than 50% of the outstanding amount of the Term Loan for a three year period, at a minimum, to manage our interest rate risk.  We estimate that a 1% change in the interest rates of our floating-rate debt outstanding as of December 31, 2013 would change interest expense on an annual basis by approximately $2.6 million.  This amount is determined by calculating the effect of a hypothetical interest rate change on our floating-rate debt.  As of December 31, 2013, we had $31.9 million in carrying value of fixed-rate debt, primarily consisting of notes payable and Industrial Revenue Bonds, with a fair value of approximately the same.

 On March 28, 2013, and November 15, 2013, in compliance with its credit agreement, the Company purchased option and swap derivative contracts to hedge against the potential impact on earnings from an increase in market interest rates associated with the interest payments on its variable rate term credit facility.  The objective of the hedge transactions is to reduce the variability of cash flows due to changes in the designated benchmark interest rate on the term debt.  The purchased options have a strike price of 1.25%, based on 30-day LIBOR with maturity dates each month from April 28, 2013 through December 31, 2014 and payment dates coinciding directly with the term debt.  The interest rate swap entered into on March 28, 2013 is effective from December 31, 2014 through December 31, 2015 and effectively swaps a notional amount of $112,500 from the floating LIBOR interest rate with a floor of 1.25% for a 1.63% fixed interest rate.  The interest rate swaps entered into on November 15, 2013 are effective from December 31, 2014 through December 31, 2015 and December 31, 2015 through December 31, 2016, respectively, and effectively swap a notional amount of $80,000 and $100,000, respectively, from the floating LIBOR interest rate with a floor of 1.25% for a 1.565% fixed interest rate and a floor of 1.25% for a 1.99% fixed interest rate, respectively.

Inflation Risk

The Company experiences risk related to commodity prices as some of the raw materials and operating supplies are subject to price and supply fluctuations caused by the market.  We strive to mitigate the impact of commodity price risk and participate in Boeing and Spirit Aerosystems' collective raw material sourcing contracts, which allow us to obtain raw materials at pre-negotiated rates.  This mitigates the exposure to market volatility of certain raw materials used in the aerospace industry.  Our supply agreements with The Boeing Company allow us to pass on certain unusual increases in raw material costs to The Boeing Company; however, in limited scenarios, we may not be fully compensated for the increased costs.  We have long-term supply agreements with several of our primary suppliers.  We do not enter into forward contracts or other financial instruments to hedge commodity price risk; however, we do focus on strategic risk management of all raw material commodities.

Foreign Currency Exchange Risk

Certain of our operations outside of the United States use the related local currency as their functional currency.  We translate revenue and expense at average rates of exchange during the period.  We translate assets and liabilities at the rates of exchange as of the consolidated balance sheet dates and include foreign currency translation gains and losses as a component of accumulated other comprehensive income.  Due to the nature of our operations and our corporate structure, we also have subsidiaries that have transactions in foreign currencies other than their functional currency.  We record transaction gains and losses in our consolidated statements of operations related to the recurring re-measurement and settlement of such transactions.  A 10% change in foreign currency exchange rates would not have a material impact to our consolidated financial position or results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following financial statements are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of LMI Aerospace, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income (loss), of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of LMI Aerospace, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Report of Management Regarding Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Saint Louis, Missouri
March 17, 2014

LMI AEROSPACE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$1,572	$4,347
Trade accounts receivable, net	72,853	69,159
Inventories	113,178	90,039
Prepaid expenses and other current assets	4,411	5,655
Deferred income taxes	2,693	3,839
Total current assets	194,707	173,039

Property, plant and equipment, net	103,375	96,218
Goodwill	113,223	179,314
Intangible assets, net	55,465	64,334
Other assets	13,281	15,059
Total assets	$480,051	$527,964

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$19,388	$30,471
Accrued expenses	19,082	23,703
Current installments of long-term debt and capital lease obligations	5,242	5,632
Total current liabilities	43,712	59,806

Long-term debt and capital lease obligations, less current installments	285,369	255,067
Other long-term liabilities	3,915	3,405
Deferred income taxes	2,911	8,732
Total long-term liabilities	292,195	267,204

Shareholders’ equity:
Common stock, $0.02 par value per share; authorized 28,000,000 shares; issued 12,873,208 and 12,860,023 shares at December 31, 2013 and December 31, 2012, respectively	257	257
Preferred stock, $0.02 par value per share; authorized 2,000,000 shares; none issued at either date	—	—
Additional paid-in capital	92,692	90,839
Accumulated other comprehensive loss	(507)	(49)
Treasury stock, at cost, 22,321 shares at December 31, 2013 and 101,622 shares at December 31, 2012	(202)	(482)
Retained earnings	51,904	110,389
Total shareholders’ equity	144,144	200,954
Total liabilities and shareholders’ equity	$480,051	$527,964

See accompanying notes to consolidated financial statements.

LMI AEROSPACE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2013	2012	2011
Sales and service revenue
Product sales	$324,133	$168,943	$161,435
Service revenues	88,424	109,686	92,605
Net sales	412,557	278,629	254,040
Cost of sales and service revenue
Cost of product sales	255,261	121,247	117,368
Cost of service revenues	77,434	89,074	77,022
Cost of sales	332,695	210,321	194,390
Gross profit	79,862	68,308	59,650
Selling, general and administrative expenses	55,862	36,891	33,563
Goodwill and intangible asset impairment	77,750	—	1,163
Contingent consideration write-off	(7,950)	—	—
Restructuring expense	3,073	—	—
Acquisitions expense	247	5,362	—
(Loss) income from operations	(49,120)	26,055	24,924
Other income (expense):
Interest expense	(16,962)	(1,771)	(669)
Other, net	618	356	(730)
Total other expense	(16,344)	(1,415)	(1,399)
(Loss) income before income taxes	(65,464)	24,640	23,525
(Benefit) provision for income taxes	(6,979)	8,153	7,136
Net (loss) income	(58,485)	16,487	16,389
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(23)	(49)	—
Unrealized loss on interest rate hedges	(435)	—	—
Total comprehensive (loss) income	$(58,943)	$16,438	$16,389
Amounts per common share:
Net (loss) income per common share	$(4.64)	$1.41	$1.42
Net (loss) income per common share assuming dilution	$(4.64)	$1.39	$1.40
Weighted average common shares outstanding	12,607,833	11,701,607	11,559,895
Weighted average dilutive common shares outstanding	12,607,833	11,839,182	11,741,513

See accompanying notes to consolidated financial statements.

LMI AEROSPACE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands, except share data)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Share- holders' Equity
Balance at December 31, 2010	$242	$73,440	$(1,432)	$77,513	$—	$149,763
Net income	—	—	—	16,389	—	16,389
Other comprehensive income (loss)	—	—	—	—	—	—
Issuance of stock
7,850 shares in connection with exercise of options	—	57	4	—	—	61
76,458 shares of restricted stock	—	(25)	24	—	—	(1)
401k plan contribution	—	589	222	—	—	811
Restricted stock compensation	—	1,254	—	—	—	1,254
Other	—	(492)	—	—	—	(492)
Balance at December 31, 2011	242	74,823	(1,182)	93,902	—	167,785
Net income	—	—	—	16,487	—	16,487
Other comprehensive loss	—	—	—	—	(49)	(49)
Issuance of stock
108,646 shares of restricted stock	—	(515)	515	—	—	—
401k plan contribution	—	582	211	—	—	793
783,798 shares for Valent acquisition	16	14,984	—	—	—	15,000
Restricted stock compensation	—	1,494	—	—	—	1,494
Other	(1)	(529)	(26)	—	—	(556)
Balance at December 31, 2012	257	90,839	(482)	110,389	(49)	200,954
Net loss	—	—	—	(58,485)	—	(58,485)
Other comprehensive loss	—	—	—	—	(458)	(458)
Issuance of stock
67,996 shares of restricted stock	—	(237)	237	—	—	—
401k plan contribution	—	707	194	—	—	901
Restricted stock compensation	—	1,615	—	—	—	1,615
Other	—	(232)	(151)	—	—	(383)
Balance at December 31, 2013	$257	$92,692	$(202)	$51,904	$(507)	$144,144

See accompanying notes to consolidated financial statements.

LMI AEROSPACE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities:
Net (loss)/income	$(58,485)	$16,487	$16,389
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	20,560	7,994	7,241
Goodwill and intangible asset impairment	77,750	—	1,163
Contingent consideration write-off	(7,950)	—	(1,235)
Restricted stock compensation	1,615	1,494	1,254
Deferred taxes	(6,060)	(1,062)	341
Other non-cash items	(420)	(317)	(227)
Changes in operating assets and liabilities, net of acquired businesses:
Trade accounts receivable	(4,678)	(8,093)	(8,871)
Inventories	(23,063)	(10,980)	(5,933)
Prepaid expenses and other assets	2,828	1,186	(1,080)
Current income taxes	1,939	(1,168)	1,731
Accounts payable	(11,276)	3,062	4,354
Accrued expenses	(1,109)	196	1,048
Net cash (used)/provided by operating activities	(8,349)	8,799	16,175
Investing activities:
Additions to property, plant and equipment	(23,738)	(18,783)	(10,267)
Acquisitions, net of cash acquired	(504)	(216,398)	—
Proceeds from sale of equipment	1,989	181	270
Net cash used by investing activities	(22,253)	(235,000)	(9,997)
Financing activities:
Proceeds from issuance of debt	5,751	229,124	—
Principal payments on long-term debt and notes payable	(5,863)	(118)	(180)
Advances on revolving line of credit	107,000	40,278	—
Payments on revolving line of credit	(77,236)	(34,042)	—
Prepaid financing costs	(1,817)	(12,736)	—
Other, net	(8)	174	(77)
Net cash provided (used) by financing activities	27,827	222,680	(257)
Net (decrease) increase in cash and cash equivalents	(2,775)	(3,521)	5,921
Cash and cash equivalents, beginning of year	4,347	7,868	1,947
Cash and cash equivalents, end of year	$1,572	$4,347	$7,868
Cash payments for:
Interest paid	$13,161	$585	$490
Income taxes paid, net of refunds received	$(2,683)	$10,261	$5,032
Supplemental disclosure of non-cash transactions:
Fair value of common stock issued to acquire Valent	$—	$15,000	$—
Contingent consideration	$(7,950)	$7,950	$—
Equipment acquired under capital lease	$411	$746	$—

See accompanying notes to consolidated financial statements.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2013

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

Revenue and Profit Recognition
Except as described below, the Company recognizes revenue for sales of products and related services in accordance with Financial Accounting Standards Board, (“FASB”) Accounting Standards Codification (“ASC”) Topic 605-15 Products and Topic 605-20 Services. The Company sells products under long term supply contracts and purchase orders where the product is built to the customer specifications based on firm purchase orders from the customer. The purchase orders tend to be of a relatively short duration and customers place orders on a periodic basis.  The pricing is generally fixed for some length of time and the quantities are based on individual purchase orders. Revenue is recognized when title passes and services are rendered, the price is fixed or determinable, and collection is reasonably assured. Approximately 80.0% to 90.0% of the total revenue the Company recognized in any given quarter is accounted for in accordance with Topics 15 and 20. The remainder of the revenue is accounted for using methods consistent with ASC Topic 605-35 Construction-Type and Production-Type Contracts.
The percentage of completion method used to account for contracts depends on the nature of the products provided under the contract. For example, for contracts that require us to perform a significant level of development effort, in comparison to the total value of the contract, sales are recorded using the cost to cost method to measure progress toward completion. Under the cost to cost method of accounting, we recognize sales and estimated profit as costs are incurred based on the proportion that the incurred costs bare compared to total estimated costs. For contracts that require us to provide a substantial number of similar items without a significant level of development, we record sales and estimated profit on a percentage of completion basis using units of delivery as the basis to measure progress toward completing the contract. Under both methods, profit recognized is based on the total expected profit margin percentage multiplied by revenue recognized to date.
The Company periodically reviews all estimates to complete as required by the authoritative guidance and the estimated total cost and expected gross profit are revised as required over the life of the contract.  Any revisions to the estimated total cost are accounted for as a change of an estimate.  A cumulative catch-up adjustment is recorded in the period of the change of the estimated costs to complete the contract.
In addition, should total estimated costs at completion exceed the estimated total revenue, the anticipated full loss is recognized in the period in which the anticipated loss is determined.  The loss is reported as a component of cost of sales. The Company does not have any cost to cost contracts with an anticipated loss. The Company does have a contract being accounted for using the units of delivery method which was acquired during the Valent acquisition and where estimated costs exceed the total contract revenue. The provision for anticipated loss was established in 2013 for $5,267 and was treated as a measurement period change and as such increased the goodwill related to the Valent acquisition.
Cumulative catch-up adjustments had the following impact to operating income in the years presented:

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2013

	2013	2012	2011

Favorable adjustments	106	587	492
Unfavorable adjustments	(1,609)	(519)	(779)
Net operating income adjustments	(1,503)	68	(287)

The negative cumulative catch-up adjustments in 2013 relate primarily to two contracts. The first contract relates to a design program on the 787 platform on which the Company was unable to pass through as much of the engineering changes incurred to the customer as originally estimated. The Company recorded a reduction of contact revenue of $811 for this program in 2013. The Company continues to pursue claims related to this contract but has not estimated a recovery in the estimate at completion. The total revenue recognized on this program at December 31, 2013 was $13,397. The second contract relates to part production for the Embraer KC-390 program. In 2013, an adjustment of $706 was recorded to reflect a revision in the expected labor hours necessary to complete the program. Total revenue recognized on the program at December 31, 2013 was $17,131.
For contracts accounted for using the percentage of completion method, management’s estimates of total units to be produced, and material, labor and overhead costs on long-term contracts are critical to the Company.  Due to the size, length of time and nature of many of our contracts, the estimation of revenue and costs through completion is complicated and subject to many variables. Claims and unpriced change orders will impact the estimate of total revenues and profits. In the ordinary course of business, the Company may receive requests from its customers to perform tasks not specified in its contracts.  When this occurs on a long-term contract using the cost-to-cost method of percentage of completion accounting, the Company may record revenue for claims or unpriced change orders to be negotiated with customers.  Approximately 0.5% of the Company's revenue recognized in 2013 represented amounts associated with claims and unpriced change orders. Total contract cost estimates are largely based our current cost of production, purchase order terms negotiated or estimated by our supply chain.
The development of a contract revenue and gross margin percentage involves utilization of detailed procedures by a team of operational and financial personnel that provides information on the status of the contracts.  Estimates of revenue and costs associated with each significant contract are reviewed and approved by the team on a quarterly basis.
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

Cash and Cash Equivalents

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2013

Cash and cash equivalents include cash on hand, deposits in transit and all highly liquid investment instruments with an initial maturity of three months or less.

Inventories

The Company’s inventories are stated at the lower of cost or market and utilize actual costs for raw materials and an average cost for work in process, manufactured and purchased components and finished goods.  The Company evaluates the inventory carrying value and reduces the carrying costs based on customer activity, estimated future demand, price deterioration, and other relevant information. The Company’s customer demand is unpredictable and may fluctuate due to factors beyond the Company’s control.  In addition, inventoried costs include capitalized contract costs relating to programs and contracts with long-term production cycles, a portion of which is not expected to be realized within one year.  See further discussion regarding deferred long-term contract costs under “Revenue and Profit Recognition” and “Pre-Contract and Pre-Production Costs under Long-Term Supply Contracts.”

Allowance for Doubtful Accounts

The allowance for doubtful accounts receivable reflects the Company’s best estimate of probable losses inherent in its accounts receivable.  The basis used to determine this value is derived from historical experience, specific allowances for known troubled customers and other known information.

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

Goodwill and Intangible Assets

The Company’s acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities.   As part of the purchase price allocation, the Company allocates the purchase price to the tangible assets acquired and liabilities assumed based on estimated fair market values, and the remainder of the purchase price is allocated to intangibles and goodwill.  Goodwill and intangible assets with indefinite lives are not amortized but are subject to an impairment assessment at least annually in relation to their fair value.   Under guidelines established by FASB ASC Topic 280, the Company operates in two operating segments. However, the Company has recorded its goodwill and conducts testing for potential goodwill impairment at a reporting unit level.   The reporting units represent a business for which discrete financial information is available, and segment management regularly reviews the operating results.  As part of this process, the Company first assesses qualitatively whether it is necessary to perform the quantitative test.  The qualitative assessment involves evaluating relevant events or circumstances to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount.  If it is, the Company can bypass the quantitative assessment of goodwill.  If it is not, or if the Company has elected to bypass the qualitative assessment process, the quantitative assessment of goodwill utilizes a two-step process, where the carrying value of the reporting unit is compared to its fair value.  If the carrying value is less than the fair value, no impairment exists, and the second step is not performed.  However, if the carrying value is greater than the fair value, the second step is performed.  An impairment charge would be recognized for the amount that the carrying value of the goodwill exceeds its fair value. The fair values for goodwill testing are estimated using a combination of the income and market approach unless circumstances indicate that a better estimate of fair value is available. The income approach utilizes the discounted cash flow model (“DCF model”) and the market approach is based on the market data for a group of guideline companies.

Deferred Gain on Sale of Real Estate

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2013

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

A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. When determining the amount of net deferred tax assets that are more likely than not to be realized, Management assesses all available positive and negative evidence. This evidence includes, but is not limited to, prior earnings history, expected future earnings, carry-back and carry-forward periods and the feasibility of ongoing tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. The weight given to the positive and negative evidence is commensurate with the extent the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses.

        Based on these criteria and the relative weighting of both the positive and negative evidence available, and in particular the activity surrounding the Company's significant loss in 2013, management determined that it was necessary to establish a valuation allowance against all of its net U.S. deferred tax assets at December 31, 2013. This determination was made as the Company entered into a cumulative loss position over the three year period ended December 31, 2013 primarily due to the recording a goodwill impairment of $73,528 related to Valent. Once the Company entered into a cumulative loss position it has passed the threshold after which there is a presumption that a company should no longer rely solely on projected future income in determining whether the deferred tax asset is more likely than not to be realized. The Company will continue to monitor its deferred tax position and may adjust the valuation allowance, if necessary, for utilization of the underlying deferred tax assets through current taxable income or as available evidence changes.
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

The Company’s unrecognized tax benefits as of December 31, 2013 and 2012 are immaterial.  The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2013.  The Company has no material interest or penalties relating to income taxes recognized on the Consolidated Balance Sheet as of December 31, 2013 and 2012.  As of December 31, 2013, returns for calendar years 2010 through 2012 remain subject to examination by the Internal Revenue Service and/or various state tax jurisdictions.

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
December 31, 2013

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

On December 28, 2012, the Company acquired all of the outstanding equity of Valent Aerostructures, LLC, (“Valent”), a provider of complex sub-assemblies and machined parts to airframe manufacturers in the commercial aerospace, business and regional, and military industries, is headquartered in Kansas City, Missouri, and was accounted for under the acquisition method of accounting.  Concurrent with the acquisition, the Company entered into a new credit agreement to fund the majority of the purchase price as described in Note 9. "Long-term Debt and Capital Lease Obligations."  The Company also issued $15,000 in restricted common stock.  Fifty percent of the shares issued for the acquisition are eligible to be converted in June of 2014, with the remaining shares eligible for conversion in December of 2015.

The operating results of Valent have been included in the Company’s Aerostructures segment from the date of acquisition and acquisition related costs of $5,107 have been included in acquisitions expense.  The following table presents unaudited pro-forma consolidated operating results for the Company for the years ended December 31, 2012 and 2011, as if Valent had been acquired as of the beginning of the periods presented:

	December 31,
	2012	2011
Net sales	$386,402	$340,551
Net income	12,899	10,152

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2013

Management believes the integration of Valent with its business may provide synergistic benefits, including increased scale, complementary product offerings, the ability to compete for larger and more complex design-build projects and enhanced project management capabilities, allowing the Company to drive further growth from existing platforms.

The following table summarizes the final purchase price allocation for Valent at the date of acquisition:

Cash	$44
Accounts receivable	16,769
Inventory	28,053
Prepaid expenses and other current assets	640
Fixed assets	56,075
Intangible assets	46,546
Other long-term assets	1,576
Goodwill	129,816
Current liabilities assumed	(25,187)
Long-term liabilities assumed	(23,080)
Cost of acquisition	$231,252

Of the $46,546 of acquired intangible assets, $45,600 was assigned to customer relationships with a weighted average useful life of 20.3 years; and the remaining $946 consists of trade names, trademarks and other intangibles and have a weighted average useful life of 5.5 years.  The fair value of the customer relationships was determined using the multi-period excess earnings method.  The fair value of trade names and trademarks was determined using the cost method. These assets are being amortized using the straight-line method, which is expected to approximate the pattern of economic benefit of each intangible asset.

Establishment of the customer relationship asset at Valent considered an ongoing contract in place with Spirit AeroSystems. The terms of the contract do not provide for any minimum volumes to be ordered and include a termination for convenience clause in favor of the customer whereby the customer can exit the relationship with minimal notice. Given the contract with Spirit AeroSystems can be terminated at any time, the Company manages the customer contract-in-place and the customer relationship as an aggregate  asset, and we believe the value of the contract-in-place is not separable from the value of the long-standing customer relationship asset.

The customer relationship with Spirit AeroSystems intangible asset was valued separately from Valent’s other customer relationship intangible assets. As part of the valuation of Valent’s customer relationship with Spirit AeroSystems intangible asset, the contractual nature of the relationship was considered and incorporated into the valuation. The contractual nature of the relationship was a factor in the selected discount rate (used in the multi-period excess earnings method), although the significance of the contract was modest due to the aforementioned contract provisions that provide no meaningful assurances of future business under the contract (i.e., no minimum volumes, and termination for convenience clause). These contractual provisions coupled with our review of historical contract renewal rates led to the life ultimately determined for the intangible asset.

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
December 31, 2013

The Company performed a valuation analysis to determine amounts allocated to the acquired assets and assumed liabilities, including various intangible assets.  The following table summarizes the purchase price allocation for TASS at the date of acquisition:

Cash	$617
Accounts receivable	1,979
Other assets	175
Fixed assets	196
Intangible assets	2,247
Goodwill	6,313
Current liabilities assumed	(1,247)
Cost of acquisition	$10,280

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

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  The valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  There have been no changes in the methodologies used at December 31, 2013.  There were no transfers between levels during 2013 and 2012.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2013

					2013
	Assets and Liabilities at Fair Value				Total
	as of December 31, 2013				Gains
	Total	(Level 1)	(Level 2)	(Level 3)	(Losses)
Recurring Fair Value Measurement:
Asset:
Interest rate derivatives (1)	$18	$—	$18	$—	$—

Liabilities:
Interest rate derivatives (1)	$392	$—	$392	$—	$—

Non-recurring Fair Value Measurements:
Asset:
Intangible assets, net (3,4)	$55,465	$—	$—	$55,465	$(4,222)
Goodwill (5)	$113,223	$—	$—	$113,223	$(73,528)
Liabilities
Contingent Consideration (2)	—	$—	—	$—	$7,950
					$(69,800)

					2012
	Assets at Fair Value				Total
	as of December 31, 2012				Gains
	Total	(Level 1)	(Level 2)	(Level 3)	(Losses)
Recurring Fair Value Measurement:
Contingent Consideration (2)	$7,950	$—	$—	$7,950	$—

Non-recurring Fair Value Measurements:
Intangible assets, net (4)	$48,793	—	—	48,793	$—
					—

(1) The fair values of interest rate derivatives are the amount the company would receive or pay to terminate the contracts, considering quoted market prices of comparable agreements. (Also see Note 10 to the Consolidated Financial Statements)

(2) The Monte Carlo simulation was used with a normal probability distribution of the best estimate of EBITDA for 2013 to approximate fair value. At June 30, 2013, the EBITDA target was not expected to occur and, as such, the $7,950 of contingent consideration was deemed unlikely to be paid, and a benefit was recorded on a separate line in the Condensed Consolidated Statements of Operations for the year ended December 31, 2013.

(3) During the second quarter of 2013, a triggering event occurred when the Company commenced an initiative to rebrand its core engineering business. Under this initiative, the D3 Technologies name became obsolete and the $4,222 indefinite lived intangible asset related to that trade name was deemed to be fully impaired and a loss was recorded in the Consolidated Statements of Operations for the year ended December 31, 2013
(4) The fair values of intangibles relating to the 2012 acquisitions of TASS and Valent were determined by third parties in connection with the purchase and recorded at those values.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2013

(5) During the fourth quarter of 2013, the Company performed its annual impairment analysis of goodwill. As a result of this analysis, the goodwill related to the Valent acquisition was deemed impaired, and a $73,528 impairment charge was recorded in the Consolidated Statements of Operations for the year ended December 31, 2013.

4.	ACCOUNTS RECEIVABLE NET

Accounts receivable, net consists of the following:

	December 31,
	2013	2012
Trade receivables	$63,804	$50,876
Unbilled revenue	7,256	12,372
Other receivables	1,973	6,198
	73,033	69,446
Less: Allowance for doubtful accounts	(180)	(287)
Accounts receivable, net	$72,853	$69,159

Under long-term contract accounting unbilled revenue on long-term contracts arise when the sales or revenues based on performance attainment, though appropriately recognized, cannot be billed yet under terms of the contract as of the balance sheet date.  Accounts receivable expected to be collected after one year are not material.

5.	INVENTORIES

Inventories consist of the following:

	December 31,
	2013	2012
Raw materials	$17,099	$14,946
Work in progress	21,605	20,012
Manufactured and purchased components	21,675	18,898
Finished goods	40,572	30,792
Product inventory	100,951	84,648
Capitalized contract costs (1)	12,227	5,391
Total inventories	$113,178	$90,039

(1) 2013 includes a reduction to inventory of $2,057 related to a loss reserve on a long-term production contract.

In accordance with ASC 605-35-45-1&2, the provisions for anticipated losses on contracts are accounted for as additional contract cost and recognized as part of cost of sales. Provisions for losses are recorded as a reduction of related contract costs recorded in inventory.

Inventoried costs include capitalized contract costs relating to programs and contracts with long-term production cycles, substantially all of which is not expected to be realized within one year.  The Company believes these amounts will be fully recovered over the life of the contracts.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2013

For December 31, 2012, the Company has revised the classification of $5,505 in inventory between raw materials and manufactured and purchased components for a misclassification as previously reported at December 31, 2012.

6.	PROPERTY, PLANT AND EQUIPMENT

Depreciation expense (including amortization expense on software) recorded by the Company totaled $15,913, $5,894 and $5,219 for 2013, 2012 and 2011, respectively.

	December 31,
	2013	2012
Land	$1,455	$1,455
Buildings and improvements	23,692	18,676
Machinery and equipment	122,132	108,391
Leasehold improvements	14,421	10,559
Software and other	11,403	10,629
Construction in progress	5,031	7,168
Total gross property, plant and equipment	178,134	156,878
Less accumulated depreciation	(74,759)	(60,660)
Total net property, plant and equipment	$103,375	$96,218

See discussion in Note 9 to the Consolidated Financial Statements regarding property, plant and equipment recorded as a result of capital leases.

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table summarizes the net carrying amount of goodwill by segment at December 31, 2013 and 2012, respectively:

			Engineering
	Aerostructures		Services		Total
	2013	2012	2013	2012	2013	2012
Balance at December 31,

Gross Goodwill	$141,663	$135,431	$50,741	$49,536	$192,404	$184,967
Accumulated impairment loss	(79,181)	(5,653)	—	—	(79,181)	(5,653)
Net Goodwill	$62,482	$129,778	$50,741	$49,536	$113,223	$179,314

The change in the net goodwill balance for Aerostructures was primarily related to the acquisition of Valent in December 2012, with Valent accounting for $56,288 and $123,584 of the balance at December 31, 2013 and 2012, respectively. Under ASC 805, the acquiring entity has a period of time, referred to as the measurement period, to finalize the accounting for a business combination. The increase in gross goodwill from December 2012 to December 2013 in Aerostructures is due to measurement period changes related to the acquisition of Valent. The material adjustments recorded in 2013 were related to a loss reserve on a long-term contract of $5,267 and a reduction in the value of fixed assets $482 which were offset by a working capital settlement adjustment of $1,219. The Company determined that an acquired contract on the Boeing 787 program was under-priced related to the level of effort required, resulting in a loss contract. In addition, during the fourth quarter of fiscal 2013, in accordance with the Company’s accounting policy as described in Note 1 to the Consolidated Financial Statements, the Company performed the annual impairment analysis and determined that carrying value for goodwill for Valent was above its fair value. As a result, a goodwill impairment charge of $73,528 was recorded in the fourth quarter of 2013. The fair value for the remaining goodwill in Aerostructures exceeded its carrying value.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2013

The net goodwill balance at December 31, 2013 also consisted of $44,428 from the acquisition of D3 Technologies, Inc. (“D3”) in July 2007, $6,194 from the acquisition of Intec in January 2009 and $6,313 from the acquisition of TASS in August 2012. The net goodwill balance at December 31, 2012 consisted of $42,908 for the acquisition of D3, $6,194 from the acquisition of Intec, $6,628 from the acquisition of TASS and $123,584 from the acquisition of Valent. The increase in goodwill related to D3 resulted from the correction of a deferred tax liability that should have been recorded at acquisition on an indefinite lived intangible asset. Goodwill and deferred tax liability were increased by $1,520 to reflect the correction.

During the fourth quarter of fiscal 2013, in accordance with the Company’s accounting policy as described in Note 1 to the Consolidated Financial Statements, the Company also performed the annual impairment analysis on the Engineering Services group and the fair value exceeded the carrying value of the reporting unit.

Goodwill recorded as a result of the D3 and Intec acquisitions is not deductible for tax purposes, while goodwill recorded as a result of the Valent and TASS acquisitions is deductible for tax purposes.

Intangible Assets

Intangible assets primarily consist of trademarks and customer intangibles resulting from the acquisitions of Versaform Corporation, D3, Intec, TASS, and Valent.  The trademark of $4,222 that resulted from acquisition of D3 was determined to have an indefinite life.  During the second quarter of 2013, a triggering event occurred when the Company commenced an initiative to rebrand its core engineering business. Under this initiative, the D3 Technologies name will no longer be used and the $4,222 indefinite lived intangible asset related to that trade name was deemed to be fully impaired. The amount was calculated using the income approach with a level 3 valuation. The impairment loss was recognized in the Engineering Services segment in a separate line in the selling, general and administrative expenses of the Consolidated Statements of Comprehensive Income for the year ended December 31, 2013.

The remaining trademarks resulted from the acquisitions of Intec, TASS, and Valent and have a weighted average useful life of 4.5 years.  Customer intangibles have a weighted average useful life of 18.5 years.   Other intangible assets have a weighted average useful life of 5.3 years.  The carrying values were as follows:

	December 31,
	2013	2012
Trademarks	$778	$5,000
Customer intangible assets	68,991	68,991
Other	1,481	1,481
Accumulated amortization	(15,785)	(11,138)
Intangible assets, net	$55,465	$64,334

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2013

Intangibles amortization expense for 2013, 2012 and 2011 was $4,647, $3,185 and $2,137, respectively.  Amortization expense for 2011 includes $1,163 for an impairment loss. During the first quarter of 2011, a triggering event occurred with regard to a certain proprietary technology intangible asset as a result of a failure to conclude a possible sale of a product line.  The impairment loss was recognized in the Aerostructures segment in a separate line in the selling, general and administrative expenses of the Consolidated Statements of Comprehensive Income.

Estimated annual amortization expense for these intangibles is as follows:

Year ending December 31,
2014	$4,524
2015	4,359
2016	4,134
2017	3,915
2018	3,563
Thereafter	34,970
$55,465

8.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2013	2012
Accrued payroll	$3,286	$3,362
Accrued bonus	958	1,493
Accrued vacation & holiday	3,516	3,257
Accrued employee benefits	1,847	1,815
Accrued operating lease obligations	2,002	1,706
Contingent consideration	—	7,950
Accrued professional fees	1,253	754
Loss reserve on long-term production contracts	3,165	—
Other	3,055	3,366
Total accrued expenses	$19,082	$23,703

In the second quarter of 2013, the Company realized a $7,950 benefit related to the write-off of the contingent consideration associated with the December 2012 purchase of Valent. During the second quarter of 2013, it was deemed unlikely that the earnings levels required to be achieved for former Valent interest holders to be paid contingent consideration would not be achieved by the required date of December 31, 2013. As such, the contingent consideration was recorded as a benefit in the year ended December 31, 2013.
In the fourth quarter of 2013, the Company recorded a loss reserve of $5,267 related to a long-term production contract at Valent. This loss was treated as a measurement period adjustment for the Valent purchase price allocation. (See Note 1, Accounting Policies and Note 7, Goodwill and Intangible Assets). At December 31, 2013, the loss reserve balance was $5,222 of which $3,165 is included in accrued expenses with the remainder recorded as a reduction of related contract inventory.

9.	LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consist of the following:

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2013

	December 31,
	2013	2012
Revolver under credit agreement, variable	$36,000	$6,236
Term loan under credit agreement, variable	222,750	225,000
Missouri IRBs at fixed rate of 2.80% at December 31, 2013	7,756	8,113
Capital Leases, at fixed rates ranging from 2.04% to 7.73% at December 31, 2013 and 3.00% to 7.73% at December 31, 2012	14,572	15,316
Notes payable, principal and interest payable monthly, at fixed rates, up to 3.60% and 3.25% at December 31, 2013 and 2012, respectively	9,533	6,034
Total debt	290,611	260,699
Less current installments	5,242	5,632
Total long-term debt and capital lease obligations	$285,369	$255,067

On December 28, 2012, the Company entered into a credit agreement to provide senior secured credit facilities to finance the Valent acquisition, refinance existing debt, and fund working capital requirements.  The credit agreement was amended on February 7, 2013 in conjunction with its completed syndication, increasing the Company's borrowing limit and reducing its rates. These credit facilities include a revolving credit facility of up to $125,000 and a term loan facility of $225,000.   The agreement was amended again on August 21, 2013 to provide more flexibility on the financial covenants through 2014. Borrowings under the facilities are secured by substantially all of the Company’s assets and bear interest at either the LIBOR rate plus a margin of up to 3.50% and 4.00%, respectively, with a LIBOR floor of 1.25% or the alternate base rate (“ABR”) which is the highest of the following plus a margin of up to 2.50% and 3.00%, respectively, with the applicable margin for the revolving credit facility subject to a a step-down grid, based on the total leverage ratio of the company effective with the start of the second quarter of 2013:

•	Prime rate,

•	Federal funds rate plus 0.5%

•	The adjusted Eurodollar rate for an interest period of one month plus 1% or

•	The 2.25% ABR rate floor

The Company is required to pay a commitment fee of between 0.375% and 0.625% on the unused portion of the revolving credit facility based on the ratio of consolidated net debt to consolidated EBITDA. At December 31, 2013, the commitment fee required was 0.625%.

The maturity dates are subject to acceleration upon breach of the financial covenants (consisting of a maximum total leverage ratio and senior leverage ratio and a minimum fixed charge coverage ratio) and other customary non-financial covenants contained in the credit agreement.  These financial covenants were eased in the amendment dated August 21, 2013 but will align with the levels in the original credit agreement by January 1, 2015. The Company's EBITDA and cash generation over the past year has been lower than originally expected. Without improved EBITDA and cash generation, the Company's risk of non-compliance with the required leverage ratio in the credit agreement will increase. If covenants are not met and modifications or waivers cannot be obtained, it will result in non-compliance with the credit agreement, the occurrence of which could result in the amounts outstanding under the term loan facility and revolving credit facility becoming immediately due and payable. As of December 31, 2013, the Company was in compliance with all of its financial and non-financial covenants.  The revolving credit and term loan facilities mature on the fifth and sixth year anniversary dates of December 28, 2017 and 2018, respectively.

The credit agreement also contains certain restrictive covenants that limit and in some circumstances prohibit, our ability to, among other things, incur additional debt, sell, lease or transfer our assets, pay dividends, make investments, guarantee debt or obligations, create liens, enter into transactions with our affiliates and enter into certain merger, consolidation or other reorganization transactions.  This agreement also requires mandatory prepayments of excess cash at certain leverage levels.  These restrictions could limit our ability to obtain future financing, make acquisitions or needed capital expenditures, withstand the current or future downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise, any of which could place us at a competitive disadvantage relative to our competitors that have less debt and are not subject to such restrictions.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2013

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

The Company entered into various notes payable and a capital lease agreement for the purchase of certain equipment in 2012.  The notes are secured by certain equipment and payable in monthly installments including interest ranging from 2.45% to 3.60% through November 2019.  In connection with its acquisition of TASS on August 7, 2012, as discussed in Note 2 above, the company entered into a $1,000 note payable which was paid in full in August 2013 plus interest at 3.25%. In December 2012, the Company entered into a commitment to finance a warehouse in Tulsa, Oklahoma through a $2,200 promissory note.  The note carries a 2.95% fixed rate payable in monthly payments of principal and interest with a balloon payment at maturity on December 28, 2017.  The note is secured by the property and guaranteed by the Company. On March 28, 2013, the Company entered into a $3,550 promissory note at a 3.60% fixed interest rate to finance the purchase of a corporate aircraft.

The gross amount of assets recorded under capital leases totaled $17,845 as of December 31, 2013 and is included in the related property, plant and equipment categories.  The Company has appropriately split the deferred financing fees between the revolving credit facility and term loan facility and will amortize the fees over their respective terms.  The long-term debt and capital lease payment obligations including the current portion thereof required in each of the next five years and thereafter are as follows:

Year ending December 31,	Long-Term Debt (1)	Capital Leases
2014	$4,079	$1,715
2015	4,112	1,946
2016	3,536	1,915
2017	41,390	1,963
2018	214,982	2,223
Thereafter	7,940	7,672
Total	276,039	17,434
Less: imputed interest	—	(2,862)
Total	$276,039	$14,572

(1) Includes principal only

10.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company has interest rate risk with respect to interest expense on variable rate debt.  At December 31, 2013, the Company had $258,750 of variable rate debt outstanding.  On March 28, 2013, and November 15, 2013, in compliance with its credit agreement, the Company purchased option and swap derivative contracts to hedge against the potential impact on earnings from an increase in market interest rates associated with the interest payments on its variable rate term credit facility.  The objective of the hedge transactions is to reduce the variability of cash flows due to changes in the designated benchmark interest rate on the term debt.  The purchased options have a strike price of 1.25%, based on 30-day LIBOR with maturity dates each month from April 28, 2013 through December 31, 2014 and payment dates coinciding directly with the term debt. The interest rate swap entered into on March 28, 2013 is effective from December 31, 2014 through December 31, 2015 and effectively swaps a notional amount of $112,500 from the floating LIBOR interest rate with a floor of 1.25% for a 1.63% fixed interest rate.  The interest rate swaps entered into on November 15, 2013 are effective from December 31, 2014 through December 31, 2015 and December 31, 2015 through December 31, 2016, respectively, and effectively swap a notional amount of $80,000 and $100,000, respectively, from the floating LIBOR interest rate with a floor of 1.25% for a 1.565% fixed interest rate and a floor of 1.25% for a 1.99% fixed

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2013

interest rate, respectively. The derivatives are recognized in the Condensed Consolidated Balance Sheet at fair value, as of December 31, 2013 as follows:

Derivative Assets and Liabilities	Location in Condensed Consolidated Balance Sheet	December 31, 2013
Derivative designated as hedging instrument:
Interest rate purchased options at fair value	Other current assets	$18
Derivative designated as hedging instrument:
Interest rate swaps at fair value	Other long term liabilities	$392

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

The following amounts are included in AOCI and earnings for the year ended December 31, 2013:

	Net of Tax
Derivatives in Cash Flow Hedging Relationship	Effective portion of (Gain) Loss Recognized in AOCI on Derivative	Effective Portion of (Gain) Loss Reclassified from AOCI into Earnings(1)
Year ended December 31, 2013
Interest rate derivatives	$278	$—

(1) No amounts related to the interest rate derivatives were reclassified from AOCI to interest expense during the period.

11.	TREASURY STOCK TRANSACTIONS

The Company issued from treasury stock 38,397 and 102,986 shares, net of forfeitures, in 2013 and 2012, respectively, and 5,860 shares in 2011, in conjunction with the exercise of certain employees’ options and grants of restrictive stock, but did not purchase any shares during those years.  The Company also utilized approximately 40,904, 44,474 and 46,830 shares from treasury stock to match employee contributions in the Company’s 401(k) Plan in 2013, 2012 and 2011, respectively.

12.	(LOSS) EARNINGS PER COMMON SHARE

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

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2013

	Year ended December 31,
	2013	2012	2011
Numerators
Net (loss) income	$(58,485)	$16,487	$16,389
Denominators
Weighted average common shares - basic	12,607,833	11,701,607	11,559,895
Dilutive effect of restricted stock	—	137,575	181,618
Weighted average common shares - diluted	12,607,833	11,839,182	11,741,513
Basic earnings per share	$(4.64)	$1.41	$1.42
Diluted earnings per share	$(4.64)	$1.39	$1.40

For the twelve months ended December 31, 2013, 111,976 shares are not included in the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive. These securities could be dilutive in future periods.

13.	COMMITMENTS AND CONTINGENCIES

The Company leases certain facilities and equipment under various non-cancelable operating lease agreements that expire at various dates through 2025.  At December 31, 2013, the future minimum lease payments under operating leases with initial non-cancelable terms in excess of one year are as follows:

2014	$6,909
2015	6,327
2016	5,757
2017	4,997
2018	4,832
Thereafter	22,365
$51,187

Rent expense totaled $8,496, $6,789 and $6,546 in 2013, 2012 and 2011, respectively.

The Company has entered into employment agreements with certain members of senior management, the terms of which expire on January 15, 2016 through January 1, 2017.  The terms of these agreements are up to 3 years, include non-compete and non-disclosure provisions, and provide for defined severance payments in the event of termination.

Legal Contingencies
The Company has been named as a defendant in certain pending lawsuits in the normal course of business (the “Pending Lawsuits”). Also, the Company may become the subject of proceedings by the Environmental Protection Agency and Department of Justice as a result of the Waste Water Allegations and by the Environmental Protection Agency and Missouri Department of Natural Resources as a result of the Voluntarily Disclosed Matters related to its Cuba, Missouri facility ("OMT").   It is the policy of management to disclose the amount or range of reasonably possible losses.  In the opinion of management, after consulting with legal counsel, the losses, if any, resulting from the Pending Lawsuits should not have a material effect on the Company’s financial position or results of operations, and the losses, if any, resulting from the Waste Water Allegations and Voluntarily Disclosed Matters cannot be estimated because the actions to be taken, if any, by the relevant government agencies remains uncertain.

The Company believes a proceeding by the Missouri Attorney General is contemplated with respect to the Missouri AG Matter as further disclosed in Item 3 - Legal Proceedings. In the opinion of management, after consulting with legal counsel and based on the discussions the Company has had with the Missouri Attorney General’s office, the Company has established a loss contingency of $167, which represents management’s current estimate of the minimum penalty the Missouri Attorney General is contemplating assessing on the Company.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2013

OMT became a subsidiary of LMI as a result of LMI’s acquisition of Valent Aerostructures (“Valent”) in December 2012. The Company believes certain environmental representations set forth in the purchase agreement pursuant to which Valent acquired OMT, and the purchase agreement pursuant to which LMI acquired Valent, provide the Company with certain rights of indemnification with respect to the matters disclosed herein. The Company also has insurance policies that it believes covers various environmental issues at Valent and its subsidiaries, including OMT, and breaches by Valent and OMT of their respective environmental representations and warranties in each of the purchase agreements. As a result, the Company believes its rights of indemnification and insurance coverage may provide for a recovery of some or all of the costs associated with the matters disclosed herein. We cannot provide any assurance, however, that we will ultimately prevail in any claim for indemnification or secure insurance proceeds from our insurance policies.

14.	DEFINED CONTRIBUTION PLANS

The Company sponsored three defined contribution plans in 2013:  the LMI Profit Sharing and Savings Plan (the “LMI Plan”), the Valent 401(k) plan the (“Valent Plans”) and the TASS Inc. 401(k) Plan, the (“TASS Plan”).  The LMI Plan covers virtually all of the employees of the Company, except the employees of Valent and TASS, and is a profit sharing plan that allows discretionary profit sharing contributions by the Company.  The LMI Plan also includes a 401(k) component that allows employee deferrals and a discretionary matching contribution component, under which the Company may make contributions based upon a percentage of employee contributions up to a maximum of $1 annually per employee.  Employee deferrals and matching contributions to the LMI Plan are fully vested to the employee immediately upon contribution.  Profit sharing contributions by the Company to the LMI Plan become vested over time and are fully vested after 6 years.  No profit sharing contributions have been made to the LMI Plan for 2013, 2012, or 2011.  The Company recognized costs for matching contributions to the LMI Plan totaling $830, $882, and $806 in 2013, 2012, and 2011, respectively.  In addition, the Company recognized cost for matching contributions for the Valent Plan of $745 in 2013. The Company’s matching contributions to the LMI Plan are determined and approved by the Board of Directors, which can be settled in cash or shares of LMI common stock.  For the years ended December 31, 2013, 2012, and 2011, the Company made matching contributions of 50% for each one dollar contributed by each participant up to a maximum employer matching contribution of $1 per employee.  In 2013, 2012, and 2011 the contribution was made in shares of the Company’s common stock.  The amount of the expense is calculated based on the formula described above and is not impacted by the value of the common stock, as the shares given are based on the dollar amount of the matching contribution.

The Valent Plan covers essentially all full-time employees of Valent.  Under this plan, participants may elect to have a portion of their salary contributed to the respective plans within certain limits.  Under the plan, the Company may contribute a discretionary matching contribution.  The exact percentage, if any, will be determined each year and shall not exceed 3% of a participant’s compensation for the year.

The TASS Plan covers all of the employees of TASS effective on the first day of full-time employment.  Under this plan, participants may elect to have a portion of their salary contributed to the plan within certain limits. Under the plan, the Company may contribute a discretionary profit sharing and / or matching contribution to the plan.  The exact percentage, if any, will be determined each year and is not limited by the plan. Contributions by the Company to the plan become vested over time and are fully vested after 5 years.  The Company has not made any profit sharing contribution or matching contribution to the plan during the period in 2013 subsequent to the acquisition of TASS on August 7, 2012.

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

All outstanding stock options were exercisable at December 31, 2010 and were exercised on or before January 19, 2011 at an exercise price of $2.00 per share.  The aggregate intrinsic value of options exercised during the year ended December 31, 2011, based upon the market price on exercise date, was $126.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2013

A summary of the activity for non-vested restricted stock awards under the Company’s share-based compensation plans is presented below:

	2013
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1	189,828	$18.76
Granted	67,996	21.42
Vested	(35,323)	17.67
Forfeited	(2,750)	20.20
Outstanding at December 31	219,751	$19.74

Common stock compensation expense related to restricted stock awards granted under the Plan was $1,615, $1,494 and $1,254 for the years ended December 31, 2013, 2012 and 2011, respectively. Total unrecognized compensation costs related to non-vested share-based awards granted or awarded under the Plan were $1,857 and $2,071 as of December 31, 2013 and December 31, 2012, respectively.  These costs are expected to be recognized over a weighted average period of 1.2 and 1.6 years as of December 31, 2013 and 2012, respectively. The fair value of restricted stock awards that vested during the years ended December 31, 2013, 2012 and 2011, based on the market price on the vesting date, was $602, $3,199 and $2,149, respectively.

16.	INCOME TAXES

The temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred income tax assets and liabilities are as follows:

	December 31,
	2013	2012
Current deferred tax assets (liabilities):
Inventories	$3,871	$1,888
Accrued vacation	912	705
Stock award	891	522
Obligation under operating leases	733	587
Other	164	137
Net current deferred tax asset	6,571	3,839

Long-term deferred tax assets (liabilities):
Goodwill	20,904	215
Depreciation	(6,178)	(6,151)
Long-term contract costs	(4,475)	(1,941)
Amortization of intangibles	(3,265)	(3,646)
Professional fees	1,852	1,946
Gain on sale of real estate	954	1,022
NOL Carryforwards	1,031	261
Other	525	(177)
Net long-term deferred tax assets (liabilities)	11,348	(8,471)
Less: valuation allowance	(18,137)	(261)
Net deferred tax assets (liabilities)	$(218)	$(4,893)

 Based on our current and anticipated future pre-tax earnings, we believe it is more likely than not that our federal and state deferred tax assets, including benefits related to net operating loss carry forwards, will not be realized based on the measurement

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2013

standards required under ASC 740, Accounting for Income Taxes. We established a valuation allowance of $17,876 and $261 in 2013 and 2012, respectively. The federal net operating losses expire in the year 2033. We evaluated all significant available positive and negative evidence, including the existence of losses in the current year in assessing the need for a valuation allowance.

The Company’s income tax (benefit) provision attributable to income before taxes consisted of the following for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Federal:
Current	$(676)	$7,926	$5,658
Deferred	(6,066)	(109)	1,149
	(6,742)	7,817	6,807

State:
Current	120	346	225
Deferred	(357)	(10)	104
	(237)	336	329
(Benefit) provision for income taxes	$(6,979)	$8,153	$7,136

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is as follows:

	2013	2012	2011
Federal taxes	$(22,912)	$8,627	$8,235
State and local taxes, net of federal benefit	(1,119)	336	329
Production deduction	—	(530)	(508)
Valuation allowance	17,718	—	—
Research and experimental and other tax credits	(634)	(300)	(665)
Other	(32)	20	(255)
(Benefit) provision for income taxes	$(6,979)	$8,153	$7,136

17.	RESTRUCTURING

During the fourth quarter of 2013, the Company committed to a restructuring plan that will result in the closure of its Precise Machine facility located in Fort Worth, Texas. As a result, the Company recognized severance expense in year ended December 31, 2013 related to the closure of $453. These restructuring expenses were reflected in the selling, general, and administrative section on a separate line of the Consolidated Statements of Comprehensive Income. This restructuring plan had no material impact on cash flow for the year. The Company expects the restructuring plan to be completed in the second quarter of 2014.

In addition, during the fourth quarter of 2013, the Company reached a separation agreement with key members of Valent Aerostructures, LLC. This agreement resulted in recognition of $2,620 in incremental expenses and a $2,620 unfavorable impact to operating cash flow in the year ended December 31, 2013. These restructuring expenses were reflected on a separate line of the Consolidated Statements of Comprehensive Income.

The following table summarizes the incurred and expected charges associated with these restructuring activities:

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2013

	Incurred in Year	Remaining	Total Expense
	Ended	Expense to be	Expected to be
	December 31, 2013	Incurred	Incurred
		(In Thousands)
Employee severance arrangement - Precise closure	$453	$116	$569
Employee separation agreement - Valent	2,616	—	2,616
Lease termination costs - Precise closure	—	165	165
Other	4	125	129
Total	$3,073	$406	$3,479

In addition to the restructuring expenses detailed in the table above, the Company expects to incur additional restructuring and other project expenses of approximately $600 primarily associated with the integration of the work previously performed at the Precise Machine facility. The Company expects this reorganization to be completed by the second quarter of 2014.

The following table summarizes restructuring activity related to the Precise Machine facility closure and the Valent Aerostructures, LLC separation agreement:

	Employee
	Severance	Other	Total
		(In Thousands)
Accrued restructuring balance as of December 31, 2012	$—	$—	$—
Accrual additions	3,069	4	3,073
Cash payments	(2,647)	(4)	(2,651)
Accrued restructuring balance as of December 31, 2013	$422	$—	$422

18.	CUSTOMER AND SUPPLIER CONCENTRATION

Direct sales to our top three customers, Spirit AeroSystems, Gulfstream Aerospace Corporation, and The Boeing Company accounted for 28.5%, 14.6% and 14.4% of our total revenues in 2013, respectively.  These revenues are reported by both the Aerostructures and Engineering Services segments.  Accounts receivable balances related to these customers were 27.8%, 8.5%, and 5.7%, of the accounts receivable balance at December 31, 2013, respectively.

Direct sales to our top four customers, The Boeing Company, Gulfstream Aerospace Corporation, Spirit AeroSystems and Bombardier accounted for 20.8%, 16.1%, 13.0% and 10.1% of our total revenues in 2012, respectively.  These revenues are reported by both the Aerostructures and Engineering Services segments.  Accounts receivable balances related to these customers were 11.3%, 5.6%, 27.9% and 6.4% of the accounts receivable balance at December 31, 2012, respectively.

Direct sales to our top three customers, The Boeing Company, Gulfstream Aerospace Corporation and Spirt AeroSystems, accounted for 18.3%, 16.5% and 13.7% of our total revenues in 2011, respectively.  These revenues are reported by both the Aerostructures and Engineering Services segments, except Gulfstream Aerospace Corporation, with respect to which revenues are reported by the Aerostructures segment only.

The Company did not have any sales to a foreign country greater than 10.0% of its total sales in 2013, 2012 and 2011, respectively.  The amounts of profitability and identifiable assets attributable to foreign sales activity are not material when

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2013

compared with revenue, profitability, and identifiable assets attributed to United States domestic operations during 2013, 2012 and 2011.

The Company purchased approximately 58% of the raw materials used in production from two suppliers in 2013. The Company purchased approximately 51% and 59% of the raw materials used in production from two suppliers in 2012 and three suppliers in 2011, respectively.  The Company has increased its capability to integrate components into higher level aerospace assemblies and to provide point of use kitting.  As a result, there was an increase in the use of third party suppliers for the purchase of strategic components.  During 2013 we purchased approximately 24% of the procured parts used in assembled products from two suppliers.  We purchased approximately 49% and 61% of the procured parts used in assembled products from three suppliers in 2012 and four suppliers in 2011, respectively.

19.	BUSINESS SEGMENT INFORMATION

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

Corporate assets, liabilities and expenses related to the Company’s corporate offices, except for interest expense and income taxes, primarily support the Aerostructures segment.  The table below presents information about reported segments on the basis used internally to evaluate segment performance:

	December 31,
	2013	2012	2011
Net sales:
Aerostructures	$331,654	$174,983	$168,145
Engineering Services	83,717	105,607	87,527
Eliminations	(2,814)	(1,961)	(1,632)
	$412,557	$278,629	$254,040

Gross profit:
Aerostructures	$68,088	$47,947	$44,966
Engineering Services	12,145	20,270	14,615
Eliminations	(371)	91	69
	$79,862	$68,308	$59,650

(Loss) income from operations:
Aerostructures	$(46,050)	$15,484	$18,334
Engineering Services	(2,699)	10,480	6,522
Eliminations	(371)	91	68
	$(49,120)	$26,055	$24,924

Depreciation, amortization and other non-cash charges:
Aerostructures (1)	$91,557	$5,532	$6,013
Engineering Services (2)	6,754	2,462	2,391
Corporate (3)	$(7,950)	$—	$—
	$90,361	$7,994	$8,404

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2013

(1)Includes a $73,528 for goodwill impairment in 2013 and $1,163 charge for impairment of intangible in 2011.
(2)Includes a $4,222 charge for impairment of intangible 2013.
(3)Includes write-off of contingent consideration of $7,950 in 2013.

	December 31,
	2013	2012	2011
Interest expense:
Aerostructures	$1,054	$23	$5
Engineering Services	53	25	12
Corporate (1)	15,855	1,723	652
	$16,962	$1,771	$669

(1) Includes a $580 charge for deferred financing costs for the closed credit facility in 2012.

	December 31,
	2013	2012	2011
Capital expenditures:
Aerostructures (1)	$23,600	$18,649	$8,716
Engineering Services	549	880	1,551
	$24,149	$19,529	$10,267

(1) Includes $411 and $746 for capital leases in 2013 and 2012, respectively.

	December 31,
	2013	2012
Total assets:
Aerostructures	$405,779	$446,902
Engineering	74,272	81,062
	$480,051	$527,964

20.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The results of any single quarter are not necessarily indicative of the Company’s results for the full year.  Earnings per share data is computed independently for each of the periods presented.  As a result, the sum of the earnings per share amounts for the quarter may not equal the total for the year.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2013

2013	First (1)	Second (2)	Third	Fourth (3)
Net sales	$106,066	$105,465	$104,656	$96,370
Gross profit (1)	$20,054	$21,841	$20,418	$17,549
Net income (loss) (2),(3),(4)	$1,837	$4,664	$2,075	$(67,061)
Amounts per common share:
Net income (loss)	$0.15	$0.37	$0.16	$(5.31)
Net income (loss) - assuming dilution	$0.14	$0.37	$0.16	$(5.31)

2012	First	Second	Third	Fourth (4)
Net sales	$66,749	$69,327	$70,636	$71,917
Gross profit	$16,518	$16,967	$18,584	$16,239
Net income (3)	$4,792	$5,105	$5,639	$951
Amounts per common share:
Net income	$0.41	$0.44	$0.48	$0.08
Net income - assuming dilution	$0.41	$0.43	$0.48	$0.08

(1) The first quarter 2013 includes $2,497 of non-recurring inventory step-up related to the Valent acquisition.

(2) The second quarter of 2013 includes a trade name impairment of $4,222 related to D3 Technologies offset by a contingent consideration write-off of $7,950 related to Valent.

(3) The fourth quarter of 2013 includes a goodwill impairment charge of $73,528 related to the Valent acquisition, $17,718 related to income tax valuation allowance, $2,620 related to a separation agreement reached with key members of Valent Aerostructures, LLC. and $453 of restructuring expenses related to the closure of the Precise Machine facility. In addition, Valent gross profit was unfavorably impacted by $955 in cumulative catch-up adjustments, the result of higher levels of indirect costs required to meet customer demand.

(4) The fourth quarter of 2012 includes $4,860 in acquisition fees related to Valent.

21.	SUBSEQUENT EVENTS

On January 23, 2014, the Company announced plans to relocate the work performed relative to machining operations at its Savannah, Georgia facility to other locations within the company. The Savannah facility will continue to perform kitting and assembly operations. As a result, severance expense of $66 was recognized in the first quarter of 2014. In addition, the Company expects to recognize approximately $500 in other project costs largely related to accelerated depreciation on capital in the first two quarters of 2014. It is expected that this reorganization will be completed by the end of the second quarter of 2014.

On February 21, 2014, Ronald S. Saks provided notice of his retirement and resignation as Chief Executive Officer and President of the Company, such resignation to be effective as of March 18, 2014. On February 21, 2014, the Board of Directors of the Company (the “Board”) appointed Mr. Saks as the non-executive Chairman of the Board to replace Joseph Burstein, the current Chairman, effective March 18, 2014. Mr. Burstein will continue to serve as a director on the Board. Also on February 21, 2014, on the recommendation of the Compensation Committee, the Board appointed Daniel G. Korte to succeed Mr. Saks as Chief Executive Officer and President of the Company effective March 18, 2014. Mr. Korte shall commence his employment with the Company on March 10, 2014 as Chief Executive Officer-Elect, a non-executive position, and begin serving as Chief Executive Officer and President on March 18, 2014.

LMI AEROSPACE, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Dollar amounts in thousands)
December 31, 2013

	Beginning Balance	Charge to Cost/ Expense	Other Charge to Cost/ Expense	Write-offs net of Recoveries	Ending Balance
Reserve for Accounts Receivable
Year ended December 31, 2011	$253	$157	$—	$(51)	$359
Year ended December 31, 2012	$359	$(140)	$86	$(18)	$287
Year ended December 31, 2013	$287	$(27)	$—	$(80)	$180

Income Tax Valuation Allowance
Year ended December 31, 2011	$—	$—	$—	$—	$—
Year ended December 31, 2012	$—	$261	$—	$—	$261
Year ended December 31, 2013	$261	$17,876	$—	$—	$18,137

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(c) promulgated under the Exchange Act, as of December 31, 2013.  Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Management, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, assessed the Company’s internal control over financial reporting as of December 31, 2013, as required by Section 404 of the Sarbanes-Oxley Act of 2002, based on the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework,” adopted by the Committee of Sponsoring Organizations of the Treadway Commission 1992. Based on this assessment, management believes that, as of December 31, 2013, the Company’s internal control over financial reporting was effective.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an audit report on our internal control over financial reporting which is included in Item 8.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the three month period ending December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information regarding our directors required by Item 401 of Regulation S-K and the information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K will be included in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

The following is a list of our current executive officers, their ages, their positions with us and their principal occupations for at least the past five years.

Name	Age	Position

Ronald S. Saks	70	Chief Executive Officer and Director

Daniel G. Korte	53	Chief Executive Officer-Elect

Richard Johnson	63	President of Engineering Services, a wholly-owned subsidiary of the Company

Lawrence E. Dickinson	54	President of Valent, a wholly-owned subsidiary of the Company

Clifford C. Stebe, Jr.	37	Chief Financial Officer

Robert T. Grah	59	Chief Operating Officer – Aerostructures Segment

Michael J. Biffignani	58	Chief Information Officer

Cynthia G. Maness	63	Vice President of Human Resources and Organizational Development

Set forth below are biographies of each of our executive officers.

Ronald S. Saks.  Mr. Saks has served as our Chief Executive Officer and as a director since 1984.  Prior to his employment with the Company, Mr. Saks was an Executive Vice President with Associated Transports, Inc. for eight years and was a Tax Manager with Peat Marwick Mitchell & Co., now known as KPMG LLP, for the eight years prior thereto. On February 21, 2014, Ronald S. Saks provided notice of his retirement and resignation as Chief Executive Officer and President of the Company, such resignation to be effective as of March 18, 2014.

Daniel G. Korte. Mr. Korte was appointed Chief Executive Officer-Elect of LMI Aerospace, Inc., a non-executive position, on February 21, 2013, and will begin serving as Chief Executive Officer and President on March 18, 2014. Prior to joining the Company, Mr. Korte served as President of Defense Aerospace at Rolls-Royce and, prior thereto, as Vice President and General Manager for Global Strike Systems, a division of the Boeing Military Aircraft business. Mr. Korte began his career at McDonnell Douglas Corporation (now merged into Boeing) in 1985 as an electronics engineer and then held a series of increasingly senior positions, including V-22 Program Manager and Vice President-Supplier Management & Procurement.

Richard Johnson.  Mr. Johnson joined D3 as President in 2010.  Prior to his employment with the Company, Mr. Johnson was Vice President of Engineering with Gulfstream Aerospace where he was employed for 30 years.  Prior to Gulfstream, he was employed at Lockheed-Georgia as a structural engineering specialist.

Lawrence E. Dickinson.  Mr. Dickinson was appointed President of Valent in November of 2013. Prior to this appointment, Mr. Dickinson had been the Company's Chief Financial Officer since 1993.  He served as a Financial Analyst and Controller for LaBarge, Inc. from 1984 to 1993 and as a Cost Accountant with Monsanto from 1981 to 1984.

Clifford C. Stebe, Jr.. Mr. Stebe was appointed Chief Financial Officer in November of 2013. Prior to this appointment, Mr. Stebe served as LMI’s Corporate Controller for three years after several years as a Senior Manager at PricewaterhouseCoopers, LLP.

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

The information required by Item 407(e)(4) and (e)(5) of Regulation S-K will be included in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s 2014 Annual Meeting of Shareholders under the captions “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 403 of Regulation S-K regarding the security ownership of our beneficial owners and our management and the information required by Item 201(d) of Regulation S-K regarding our equity compensation plans will be included in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s 2014 Annual Meeting of Shareholders and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 407(a) of Regulation S-K regarding director independence and Item 404 regarding transactions with related persons will be included in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information contained under the caption “Fees Billed by Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s 2014 Annual Meeting of Shareholders, which involves the election of directors, is incorporated herein by this reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Charles and State of Missouri on the 17th day of March, 2014.

LMI AEROSPACE, INC.

By:	/s/ Ronald S. Saks
Ronald S. Saks
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald S. Saks
Ronald S. Saks	Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2014

/s/ Clifford C. Stebe, Jr.
Clifford C. Stebe, Jr.	Chief Financial Officer	March 17, 2014

/s/ Joseph Burstein
Joseph Burstein	Chairman of the Board and Director	March 17, 2014

/s/ Sanford S. Neuman
Sanford S. Neuman	Assistant Secretary and Director	March 17, 2014

/s/ John M. Roeder
John M. Roeder	Director	March 17, 2014

/s/ John S. Eulich
John S. Eulich	Director	March 17, 2014

/s/ Judith W. Northup
Judith W. Northup	Director	March 17, 2014

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Articles of the Registrant previously filed as Exhibit 3.1 to the Registrant’s Form S-1 (File No. 333-51357) dated as of April 29, 1998 (the “Form S-1”) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Registrant previously filed as Exhibit 3.2 to the Form S-1 and incorporated herein by reference.

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

10.10
Lease Agreement dated May 6, 1997 between the Registrant and Victor Enterprises, LLC, including all amendments, for the premises located at 101 Western Avenue S., Auburn, Washington previously filed as Exhibit 10.10 to the Form S-1/A and incorporated herein by reference.

10.11
Lease Agreement dated February 1, 1995 between the Registrant and RFS Investments for the premises located at 2621 West Esthner Court, Wichita, Kansas previously filed as Exhibit 10.11 to the Form S-1/A and incorporated herein by reference.

10.12+	Profit Sharing and Savings Plan and Trust, restated effective January 1, 2009, including amendments previously filed as Exhibit 10.12 to the Form S-1/A and incorporated herein by reference.

10.13
Business Reformation Agreement between Leonard’s Metal, Inc. and Lockheed Martin Aeronautics Company dated September 21, 2001 previously filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed November 14, 2001 and incorporated by reference..

10.14
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

10.15
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

10.17+
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

10.18
General Terms Agreement between Spirit AeroSystems, Inc. (Tulsa Facility) and LMI Aerospace, Inc. dated October 14, 2005 previously filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed May 18, 2006 and incorporated herein by reference.

10.19
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

10.21	Memorandum of Agreement effective as of December 22, 2010 between LMI Aerospace, Inc. and Gulfstream Aerospace Corporation

10.22
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

10.23.1
Credit Agreement dated as of December 28, 2012, among the Registrant, certain subsidiaries of the Registrant, the lenders party thereto, Royal Bank of Canada, as Administrative Agent, and Wells Fargo Bank, National Association, as Syndication Agent, previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed January 4, 2013 and incorporated herein by reference.

10.23.2
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

10.23.3
Amendment No.2 to Credit Agreement, dated as of August 22, 2013, by and among the Registrant, the Lenders part thereto and Royal Bank of Canada, as Administrative Agent for the Lenders, previously filed as Exhibit 10.1 to the Registrant's Form 8-K/A filed August 22, 2013 and incorporated herein by reference.

10.24
Lease Agreement dated January 16, 2009 between Integrated Holdings, LLC and Integrated Technologies, Inc. for the premises located at 1910 Merrill Creek Parkway, Everett, WA 98203 and filed as Exhibit 10.2 of the Registrant’s Form 10-Q filed May 11, 2009 and incorporated herein by reference.

10.25	Lease agreement dated August 19, 2011 between D3 Technologies Inc. and JLM & Associates, LLC for the premises located at 1045 Keys Drive, Greenville, South Carolina, 29615.

10.26.1
Membership Interest Purchase Agreement, dated as of December 5, 2012, among the Registrant, Valent Aerostructures, LLC, and the members of Valent Aerostructures, LLC, previously filed as Exhibit 2.1 to the Registrant’s Form 8-K filed December 6, 2012 and incorporated herein by reference.

10.26.2
Amendment to Escrow Agreement dated as of October 31, 2013, by and among Charlie Newell, the Registrant and Deutsche Bank National Trust Company filed as Exhibit 10.2 to the Registrant's Form 8-K filed November 4, 2013 and incorporated herein by reference.

10.27
Lease agreement dated July 15, 2012 between the City of Coweta and Accu-Tec Enterprises, Ltd., regarding the real property commonly referred to as 26730 East 111th Street South, Coweta, Oklahoma including the Estoppel Certificate, dated November 9, 2009, executed by the city of Coweta.

10.28	Lease agreement dated April 1, 2012 between City of Fredonia, KS and Valent Acrostructures, LLC

10.29
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

10.30
Sublease Agreement dated September 3, 2010 between Washington Civic Industrial Corp. and Valent Aerostructures, LLC, regarding certain real property located at 6325 Avantha Drive, Washington, Missouri 63090.

10.31
General contract provisions of Spirit Aerosystems, Inc and Master Order Agreements, Special Business Provisions, Customer Specific Supplemental Terms and other contracts that contain additional general terms between Spirit Aerosystems, Inc and Valent Aerostructures, LLC or a subsidiary thereof.

10.32
Mutual Release and Settlement Agreement made and entered into on the 31st day of October 2013 by and among Charles M. Newell, as the Sellers’ Representative, for and on behalf of the former members of Valent Aerostructures, LLC, on the one hand, and the Registrant, on the other hand., filed as Exhibit 10.1 to the Registrant’s Form 8-K filed November 4, 2013 and incorporated herein by reference.

10.33
Independent Contractor Agreement dated as of October 31, 2013 by and between the Registrant and Charles M. Newell filed as Exhibit 10.3 to the Registrant’s Form 8-K filed November 4, 2013 and incorporated herein by reference.

10.34
Independent Contractor Agreement dated as of October 31, 2013 by and between the Registrant and Henry H. Newell filed as Exhibit 10.4 to the Registrant’s Form 8-K filed November 4, 2013 and incorporated herein by reference.

10.35
Resignation Agreement and General Release dated as of October 31, 2013 by and between Charles M. Newell and the Registrant filed as Exhibit 10.5 to the Registrant’s Form 8-K filed November 4, 2013 and incorporated herein by reference

10.36
Resignation Agreement and General Release dated as of October 31, 2013 by and between Henry H. Newell and the Registrant filed as Exhibit 10.6 to the Registrant’s Form 8-K filed November 4, 2013 and incorporated herein by reference.

10.37+
Employment Agreement dated as of February 21, 2014, by and between the Registrant and Daniel G. Korte, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed February 26, 2014 and incorporated herein by reference.

10.38+
Employment Agreement dated as of February 25, 2014, by and between the Registrant and Michael Biffignani, filed as Exhibit 10.2 to the Registrant’s Form 8-K filed February 26, 2014 and incorporated herein by reference.

10.39+
Employment Agreement dated as of February 25, 2014, by and between the Registrant and Lawrence Dickinson, filed as Exhibit 10.3 to the Registrant’s Form 8-K filed February 26, 2014 and incorporated herein by reference.

10.40+
Employment Agreement dated as of February 25, 2014, by and between the Registrant and Robert Grah, filed as Exhibit 10.4 to the Registrant’s Form 8-K filed February 26, 2014 and incorporated herein by reference.

10.41+
Employment Agreement dated as of February 25, 2014, by and between the Registrant and Richard L. Johnson, filed as Exhibit 10.5 to the Registrant’s Form 8-K filed February 26, 2014 and incorporated herein by reference.

10.42+
Employment Agreement dated as of February 25, 2014, by and between the Registrant and Cynthia G. Maness, filed as Exhibit 10.6 to the Registrant’s Form 8-K filed February 26, 2014 and incorporated herein by reference.

10.43+
Employment Agreement dated as of February 25, 2014, by and between the Registrant and Clifford Stebe, Jr., filed as Exhibit 10.7 to the Registrant’s Form 8-K filed February 26, 2014 and incorporated herein by reference

14	Code of Business Conduct and Ethics, filed as Exhibit 14.1 to the Registrant’s Form 10-K/A for the fiscal year ended December 31, 2003 filed May 6, 2004 and incorporated herein by reference.

21.1	List of Subsidiaries of the Registrant filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP filed herewith.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer filed herewith.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer filed herewith.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 filed herewith.

101.ins	Instance Document

101.sch	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document

101.def	XBRL Taxonomy Extension Definition Linkbase Document

101.lab	XBRL Taxonomy Extension Label Linkbase Document

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contract or compensatory plan or arrangement required to be filed as exhibit to this report.

*
The Company has received confidential treatment of the redacted portions of this exhibit pursuant to Rule  24b-2, under the Exchange Act and has separately filed a complete copy of this exhibit with the SEC.