Form 10-Q
period 2014-03-31
LMI AEROSPACE INC
filed 2014-05-07
CIK 1059562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014.
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

On May 1, 2014, there were 12,920,949 shares of our common stock, par value $0.02 per share, outstanding.

LMI AEROSPACE, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDING MARCH 31, 2014

PART I.  FINANCIAL INFORMATION

 PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
LMI Aerospace, Inc. Condensed Consolidated Balance Sheets (Amounts in thousands, except share and per share data) (Unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$2,295	$1,572
Accounts receivable, net	65,079	72,853
Inventories	117,248	113,178
Prepaid expenses and other current assets	4,767	4,411
Deferred income taxes	2,599	2,693
Total current assets	191,988	194,707

Property, plant and equipment, net	102,369	103,375
Goodwill	113,223	113,223
Intangible assets, net	54,334	55,465
Other assets	12,629	13,281
Total assets	$474,543	$480,051

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$19,788	$19,388
Accrued expenses	18,141	19,082
Current installments of long-term debt and capital lease obligations	5,306	5,242
Total current liabilities	43,235	43,712

Long-term liabilities:
Long-term debt and capital lease obligations, less current installments	279,950	285,369
Other long-term liabilities	3,630	3,915
Deferred income taxes	3,168	2,911
Total long-term liabilities	286,748	292,195

Shareholders’ equity:
Common stock, $0.02 par value per share; authorized 28,000,000 shares; issued 12,947,221 and 12,873,208 shares at March 31, 2014 and December 31, 2013, respectively	259	257
Preferred stock, $0.02 par value per share; authorized 2,000,000 shares; none issued at either date	—	—
Additional paid-in capital	93,776	92,692
Accumulated other comprehensive loss	(592)	(507)
Treasury stock, at cost, 29,271 and 22,321 shares at March 31, 2014 and December 31, 2013, respectively	(345)	(202)
Retained earnings	51,462	51,904
Total shareholders’ equity	144,560	144,144
Total liabilities and shareholders’ equity	$474,543	$480,051

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc. Condensed Consolidated Statements of Comprehensive Income (Loss) (Amounts in thousands, except share and per share data) (Unaudited)

	Three Months Ended March 31,
	2014	2013
Sales and service revenue
Product sales	$76,484	$82,114
Service revenue	19,267	23,952
Net sales	95,751	106,066
Cost of sales and service revenue
Cost of product sales	62,100	65,138
Cost of service revenue	16,190	20,874
Cost of sales	78,290	86,012
Gross profit	17,461	20,054

Selling, general and administrative expenses	13,344	13,981
Restructuring expense	428	—
Income from operations	3,689	6,073

Other (expense) income:
Interest expense	(4,259)	(4,113)
Other, net	112	480
Total other expense	(4,147)	(3,633)

(Loss) income before income taxes	(458)	2,440
(Benefit) provision for income taxes	(16)	603

Net (loss) income	(442)	1,837
Other comprehensive loss:
Change in foreign currency translation adjustment	44	(122)
Unrealized loss on interest rate hedges, net of tax of $0 and $94, for the three months ended March 31, 2014 and March 31, 2013, respectively	(129)	(161)
Total comprehensive (loss) income	$(527)	$1,554

Amounts per common share:
Net (loss) income per common share	$(0.03)	$0.15

Net (loss) income per common share assuming dilution	$(0.03)	$0.14

Weighted average common shares outstanding	12,663,818	12,582,207

Weighted average dilutive common shares outstanding	12,663,818	12,693,657

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc. Condensed Consolidated Statements of Cash Flows (Amounts in thousands) (Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net (loss) income	$(442)	$1,837
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	5,547	4,791
Restricted stock compensation	301	360
Other noncash items	(296)	(258)
Changes in operating assets and liabilities:
Accounts receivable	7,772	(13,653)
Inventories	(4,070)	(7,469)
Prepaid expenses and other assets	326	(558)
Current income taxes	129	972
Accounts payable	1,018	947
Accrued expenses	(270)	2,569
Net cash provided (used) by operating activities	10,015	(10,462)
Investing activities:
Additions to property, plant and equipment	(4,869)	(12,592)
Proceeds from sale of property, plant, and equipment	899	1,866
Net cash used by investing activities	(3,970)	(10,726)
Financing activities:
Proceeds from issuance of debt	—	5,750
Principal payments on long-term debt and notes payable	(1,294)	(1,138)
Advances on revolving line of credit	27,500	17,500
Payments on revolving line of credit	(31,500)	(4,500)
Other, net	(28)	—
Net cash (used) provided by financing activities	(5,322)	17,612
Net increase (decrease) in cash and cash equivalents	723	(3,576)
Cash and cash equivalents, beginning of period	1,572	4,347
Cash and cash equivalents, end of period	$2,295	$771
Supplemental disclosure of noncash transactions:
Defined contribution plan funding in company stock	$848	$901

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2014

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair representation have been included.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the  Annual Report on Form 10-K of LMI Aerospace, Inc. (“the Company”) for the year ended December 31, 2013, as filed with the Securities and Exchange Commission.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts in the financial statements and accompanying notes.  Actual results could differ from these estimates.

Recent Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." The amendments in this update change the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results and when the component or group of components meets the criteria to be classified as held for sale, is disposed by sale or is disposed of by other than by sale (for example, by abandonment or in a distribution to owners in a spinoff). ASU 2014-8 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014.  The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In July 2013, FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.”  ASU 2013-11 requires entities to net its liability for unrecognized tax positions against a net operating loss carryforward, a similar tax loss or a tax credit carryforward when settlement in this manner is available under the tax law.  The provisions of this new guidance are effective as of the beginning of the Company’s first quarter of 2014.  The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2014

2.	Accounts Receivable, Net

Accounts receivable, net consists of the following:

	March 31, 2014	December 31, 2013
Trade receivables	$56,056	$63,804
Unbilled revenue	7,309	7,256
Other receivables	1,892	1,973
	65,257	73,033
Less: Allowance for doubtful accounts	(178)	(180)
Accounts receivable, net	$65,079	$72,853

Under contract accounting, unbilled revenue on long-term contracts arise when the sales or revenues based on performance attainment, though appropriately recognized, cannot be billed yet under terms of the contract as of the balance sheet date. Accounts receivable expected to be collected after one year is not material.

The Company records changes in contract estimates using the cumulative catch-up method in accordance with the Revenue Recognition topic of the FASB Accounting Standards Codification.  Cumulative catch-up adjustments had the following impacts to operating income for the periods presented:

	Three Months Ended March 31,
	2014	2013
Favorable adjustments	$271	$—
Unfavorable adjustments	(306)	(295)
Net unfavorable operating income adjustments	$(35)	$(295)

3.	Inventories

Inventories consist of the following:

	March 31, 2014	December 31, 2013
Raw materials	$16,941	$17,099
Work in progress	24,018	21,605
Manufactured and purchased components	23,708	21,675
Finished goods	38,057	40,572
Product inventory	102,724	100,951
Capitalized contract costs (1)	14,524	12,227
Total inventories	$117,248	$113,178

(1) Includes a reduction to inventory related to a loss reserve on a long-term production contract of $2,893 and $2,057 as of March 31, 2014 and December 31, 2013 respectively

Inventories include capitalized contract costs relating to programs and contracts with long-term production cycles, substantially all of which are not expected to be realized within one year.   The Company believes these amounts will be fully recovered over the life of the contracts. Anticipated losses on contracts are recognized, when required, and reported as a reduction of related contract costs recorded in inventory and as additional cost of sales. The Company is engaged in a contract accounted for using the units of delivery method where estimated costs exceed the total contract revenue. A provision for the remaining estimated loss on this contract of $5,146 and $5,222 is reported as a reduction to inventory of $2,893 and $2,057 and an increase in accrued expenses of $2,253 and $3,165 in the Condensed Consolidated Balance Sheet at March 31, 2014 and December 31, 2013, respectively.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2014

4.	Goodwill and Intangible Assets

Goodwill

The net goodwill balance at March 31, 2014 and December 31, 2013 consisted of $50,741 related to acquisitions in the Engineering Services segment in July 2007 and August of 2012, $6,194 from the acquisition of Integrated Technologies, Inc. (“Intec”) in January 2009, and $56,288 from the acquisition of Valent in December 2012.  Net goodwill at March 31, 2014 and December 31, 2013 includes an impairment charge of $73,528 related to Valent and goodwill related to Tempco, Inc. of $5,653, which was fully impaired.

 Intangible Assets

Intangible assets primarily consist of trademarks and customer intangibles resulting from the acquisitions of Versaform Corporation, D3, Intec, TASS, and Valent.   The carrying values were as follows:

	March 31, 2014	December 31, 2013
Trademarks	$778	$778
Customer intangible assets	68,991	68,991
Other	1,274	1,481
Accumulated amortization	(16,709)	(15,785)
Intangible assets, net	$54,334	$55,465

Intangibles amortization expense was $1,131 and $1,162 for the three months ended March 31, 2014 and 2013, respectively. The accumulated amortization balances at March 31, 2014 and December 31, 2013, respectively, were $526 and $475 for trademarks, $15,595 and $14,555 for customer intangible assets, and $588 and $755 for other intangible assets.   Valent intangible assets are amortized on the straight-line method as this approximates the pattern of economic benefit of each intangible asset.  All other remaining intangible assets are not material.   The carrying value of goodwill and intangible assets with indefinite lives is assessed at least annually, during the fourth quarter, unless a triggering event occurs, and an impairment charge is recorded if appropriate.

We have experienced a slowdown in the demand for design engineering services over the past few quarters, which is cyclical in nature.  This cyclical demand has led to lower than originally expected revenue and profitability.  If the slowdown continues, it could lead to a triggering event and potential impairment for intangible assets and goodwill.  Further, our Valent acquisition has not achieved the sales and profitability we originally expected due, in substantial part, to delays in customer awards and longer ramp up times on new contracts as they migrate to full production.  Although we believe this lower sales growth is temporary, continued lower sales growth could lead to a triggering event and potential additional impairment to intangibles assets and goodwill. See Note 7 to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ending December 31, 2013 for additional discussion on the goodwill impairment charge recorded in the fourth quarter of 2013.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2014

5.	Long-term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following:

	March 31, 2014	December 31, 2013

Term loan under credit agreement, variable	$222,188	$222,750
Revolver under credit agreement, variable	32,000	36,000
Missouri IRBs at fixed rate of 2.80% at March 31, 2014 and December 31, 2013	7,650	7,756
Capital leases, at fixed rates ranging from 2.04% to 7.73% at March 31, 2014 and December 31, 2013, respectively	14,233	14,572
Notes payable, principal and interest payable monthly, at fixed rates, up to 3.60% at March 31, 2014 and December 31, 2013, respectively	9,185	9,533
Total debt	285,256	290,611
Less current installments	5,306	5,242
Total long-term debt and capital lease obligations	$279,950	$285,369

On December 28, 2012, the Company entered into a credit agreement that was subsequently amended on February 7, 2013 in conjunction with its completed syndication, increasing the Company's borrowing limits and reducing its rates.  The credit agreement includes a revolving credit facility of up to $125,000 and a term loan facility of $225,000.   The agreement was amended again on August 21, 2013 to provide more flexibility on the financial covenants through 2014. Borrowings under the facilities are secured by substantially all of the Company’s assets and bear interest at either the LIBOR rate plus a margin of up to 3.50% and 4.00%, respectively, with a LIBOR floor of 1.25% or the alternate base rate (“ABR”) which is the highest of the following plus a margin of up to 2.50% and 3.00%, respectively, with the applicable margins for the revolving credit facility subject to a step-down grid based on the total leverage ratio of the Company:

•Prime rate,
•Federal funds rate plus 0.5%,
•The adjusted Eurodollar rate for an interest period of one month plus 1% or,
▪The 2.25% ABR rate floor.

The Company is required to pay a commitment fee of between 0.375% and 0.625% per annum on the unused portion of the revolving credit facility, depending on the leverage ratio. At March 31, 2014, the commitment fee required was 0.625%.

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

As of March 31, 2014, the Company is in compliance with all of its financial and non-financial covenants.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2014

As previously reported, the Company's recent EBITDA and cash generation, including in the first quarter of 2014, has been lower than originally expected. The Company's recent cost reduction efforts are designed, in primary part, to improve the Company's EBITDA and cash position. However, if the Company's lower performance continues, the Company could be non-compliant with its required leverage ratio in its credit agreement as soon as June 30, 2014. Per out senior credit agreement, maximum leverage ratio is calculated as consolidated net debt divided by adjusted EBITDA. The Company's maximum leverage ratio target was 5.5 times at both March 31, 2014 and December 31, 2013 and steps down to 5.25 at June 30, 2014. The Company's actual leverage ratio was 4.93 and 4.97 at March 31, 2014 and December 31, 2013, respectively. As a result, the Company is currently in discussions to refinance its credit facility and is optimistic about its ability to do so, but cannot provide assurance that it will be successful in doing so or on terms favorable to the Company. If the Company fails to meet any covenants in the credit facility and the Company is unsuccessful in refinancing its credit facility or cannot otherwise secure a waiver of such failure, the Company would not be in compliance with its credit agreement and the lenders would be entitled to exercise various rights, including causing the amounts outstanding under the term loan facility and revolving credit facility to become immediately due and payable.

Additional discussion of the Company's debt and cash flow can be found in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.

6.	Assets and Liabilities Measured at Fair Value

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

Following is a description of the valuation methodologies used for assets and liabilities measured at fair value.  There were no transfers between levels during the three months ended March 31, 2014 and the year ended December 31, 2013.

	Assets/Liabilities at Fair Value as of March 31, 2014
Recurring Fair Value Measurements:	Total	(Level 1)	(Level 2)	(Level 3)
Asset:
Interest rate derivatives (1)	$—	$—	$—	$—

Liabilities:
Interest rate derivatives (1)	$517	$—	$517	$—

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2014

	Assets/Liabilities at Fair Value as of December 31, 2013
Recurring Fair Value Measurements:	Total	(Level 1)	(Level 2)	(Level 3)
Asset:
Interest rate derivatives (1)	$18	$—	$18	$—

Liabilities:
Interest rate derivatives (1)	$392	$—	$392	$—

(1)	The fair values of interest rate derivatives are the amount the Company would receive or pay to terminate the contracts, considering quoted market prices of comparable agreements. (Also see Note 7)

7.	Derivative Financial Instruments

The Company has interest rate risk with respect to interest expense on variable rate debt.  At March 31, 2014, the Company had $254,188 of variable rate debt outstanding.  In compliance with its credit agreement, the Company purchased option and swap derivative contracts to hedge against the potential impact on earnings from an increase in market interest rates associated with the interest payments on its variable rate term credit facility.  The objective of the hedge transactions is to reduce the variability of cash flows due to changes in the designated benchmark interest rate on the term debt.  The purchased options have a strike price of 1.25%, based on 30-day LIBOR with maturity dates each month through December 31, 2014 and payment dates coinciding directly with the term debt.  Interest rate swaps entered into on March 28, 2013 are effective from December 31, 2014 through December 31, 2015 and effectively swaps a notional amount of $112,500 from the floating LIBOR interest rate with a floor of 1.25% for a 1.63% fixed interest rate. The interest rate swaps entered into on November 15, 2013 are effective from December 31, 2014 through December 31, 2015 and December 31, 2015 through December 31, 2016, respectively, and effectively swap a notional amount of $80,000 and $100,000, respectively, from the floating LIBOR interest rate with a floor of 1.25% for a 1.565% fixed interest rate and floor of 1.25% for a 1.99% fixed interest rate, respectively. The derivatives are recognized in the Condensed Consolidated Balance Sheet as current assets and liabilities at fair value, as of March 31, 2014 as follows:

Derivative Asset and Liability	Location in Condensed Consolidated Balance Sheet	March 31, 2014	December 31, 2013
Derivative designated as hedging instrument:
Interest rate purchased option fair value	Other current assets	$—	$18
Derivative designated as hedging instrument:
Interest rate swap fair value	Other long term liabilities	$517	$392

The Company has designated and accounts for this swap and purchased options as cash flow hedges of interest rate risk.  For a cash flow hedge, the Company reports the gain or loss, net of taxes, from the effective portion of the hedge as a component of Accumulated Other Comprehensive Income (“AOCI”) deferring it and reclassifying it into earnings in the same period or periods in which the hedged transaction affects earnings and in the same line item on the Condensed Consolidated Statements of Comprehensive Income (Loss) as the impact of the hedged transaction.  Amounts reported in AOCI related to these derivatives are reclassified from AOCI to earnings as interest payments are made on the Company’s term credit facility debt in amounts necessary to convert the floating rate interest expense into fixed rate interest expense.  The terms of these derivatives and the variable rate debt coincide making it highly effective so no amounts were excluded from the assessment of hedge effectiveness and any ineffectiveness portion has not been, and is not expected to be, significant.  The Company does not use derivative instruments for trading or speculative purposes.

The following amounts are included in AOCI and earnings for the three months ended March 31, 2014:

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2014

Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in AOCI, net of tax, on Derivative (Effective Portion)	Amount of (Gain) Loss Reclassified from AOCI into Income (Effective Portion)(1)
Three Months Ended March 31, 2014
Interest rate derivatives	$(129)	$—

Three Months Ended March 31, 2013
Interest rate derivatives	$(161)	$—
(1)No amounts related to the interest rate derivatives were reclassified from AOCI to interest expense during the period.

8.	Earnings Per Common Share

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

	Three months ended March 31,
	2014	2013
Numerators
Net (loss) income	$(442)	$1,837
Denominators
Weighted average common shares - basic	12,663,818	12,582,207

Dilutive effect of restricted stock	—	111,450

Weighted average common shares - diluted	12,663,818	12,693,657

Basic (loss) earnings per share	$(0.03)	$0.15

Diluted (loss) earnings per share	$(0.03)	$0.14

For the three months ended March 31, 2014, 115,656 shares are not included in the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive. These securities could be dilutive in future periods.

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

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2014

A summary of the activity for non-vested restricted stock awards under the Plan is presented below:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	219,751	$19.74
Granted	31,355	15.00
Vested	(35,000)	16.70
Forfeited	(6,950)	20.51
Outstanding at March 31, 2014	209,156	$19.52

Common stock compensation expense related to restricted stock awards granted under the Plan was $301 and $360 for the three months ended March 31, 2014 and 2013, respectively.

Total unrecognized compensation costs related to non-vested, share-based awards granted or awarded under the Plan were $1,884 and $1,857 at March 31, 2014 and December 31, 2013, respectively.  These costs are expected to be recognized over a weighted average period of 1.5 years and 1.2 years, respectively.

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

Corporate assets, liabilities and expenses related to the Company's corporate offices, except for interest expense and income taxes, primarily support, and are recorded in, the Aerostructures segment. The table below presents information about reported segments on the same basis used internally to evaluate segment performance:

	Three months ended March 31,
	2014	2013
Net sales:
Aerostructures	$77,704	$83,014
Engineering Services	18,706	23,646
Eliminations	(659)	(594)
	$95,751	$106,066

Income from operations:
Aerostructures	$2,807	$5,428
Engineering Services	946	649
Eliminations	(64)	(4)
	$3,689	$6,073

11.	Customer Concentration

Direct sales, through both of the Company’s business segments, to our largest customer, Spirit Aerosystems (“Spirit”), accounted for 33.6% and 28.7% of the Company’s total revenues for the three months ended March 31, 2014 and 2013, respectively.    Accounts receivable balances related to Spirit were 34.3% and 27.8% of the Company’s total accounts receivable balance at March 31, 2014 and December 31, 2013, respectively.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2014

Direct sales, through both of the Company’s business segments, to our second largest customer, Gulfstream Aerospace Corporation, a General Dynamics company (“Gulfstream”), accounted for 14.1% and 18.2% of the Company’s total revenues for the three months ended March 31, 2014 and 2013, respectively.  Accounts receivable balances related to Gulfstream were 11.2% and 8.5% of the Company’s total accounts receivable balance at March 31, 2014 and December 31, 2013, respectively.

Direct sales, through both of the Company’s business segments, to our third largest customer, The Boeing Company (“Boeing”), accounted for 11.9% and 17.8% of the Company’s total revenues for the three months ended March 31, 2014 and 2013, respectively.  Accounts receivable balances resulting from direct sales to Boeing were 8.8% and 5.7% of the Company’s total accounts receivable balance at March 31, 2014 and December 31, 2013, respectively.

12.	Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2014 and 2013, was 3.5% and 24.7% , respectively. The Company's tax benefit in the first quarter of 2014 reflects the full valuation allowance on deferred tax benefits generated in the quarter. The rate for the first quarter of 2013 included a $300 benefit recognized in the first quarter of 2013 for the enactment of the American Taxpayer Relief Act in January 2013, which extended retroactively, the federal research and development credit for two years from January 1, 2012 through December 31, 2013.

13.	Restructuring

During the fourth quarter of 2013, the Company committed to a restructuring plan that will result in the closure of its Precise Machine facility located in Fort Worth, Texas. As a result, the Company recognized severance expense of $453 in year ended December 31, 2013 related to the closure and additional restructuring related expenses of $93 in the quarter ended March 31, 2014. These restructuring expenses were reflected in the selling, general, and administrative section on a separate line of the Consolidated Statements of Comprehensive Income. This restructuring plan did not have a material impact on cash flow in the quarter ended March 31, 2014. The Company expects the restructuring plan to be completed in the second quarter of 2014.

In addition, on January 23, 2014, the Company announced plans to relocate the work performed relative to machining operations at its Savannah, Georgia facility to other locations within the company. As a result, severance expense of $41 was recognized in the first quarter of 2014. These restructuring expenses were reflected in the selling, general, and administrative section on a separate line of the Consolidated Statements of Comprehensive Income (Loss). This restructuring plan did not have a material impact on cash flow in the quarter ended March 31, 2014. It is expected that this reorganization will be completed by the end of the second quarter of 2014.

In the quarter ended March 31, 2014, the Company recognized additional severance expense of $294 relative to other employment separation activities. Payments associated with these activities are expected to be made over the next twelve months. These restructuring expenses were reflected in the selling, general, and administrative section on a separate line of the Consolidated Statements of Comprehensive Income.

The following table summarizes the incurred and expected charges associated with these restructuring activities:

	Expense	Remaining	Total Expense
	Incurred through	Expense to be	Expected to be
	March 31, 2014	Incurred	Incurred
		(In Thousands)
Employee severance arrangement - Precise closure	$546	$31	$577
Employee severance arrangement - Savannah	41	—	41
Other employee severance arrangements	294	—	294
Lease termination costs - Precise closure	—	165	165
Total	$881	$196	$1,077

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2014

In addition to the restructuring expenses detailed in the table above, the Company expects to incur additional project expenses of approximately $350, of which $276 has been recognized as of March 31, 2014, associated with the integration of work previously performed at the Precise Machine facility. The company also expects to recognize approximately $500 in other project costs, of which $280 have been recognized as of March 31, 2014, largely related to accelerated depreciation on property, plant and equipment at its Savannah facility. These expenses are recognized in the cost of sales and selling, general, and administrative expense in the Consolidated Statements of Comprehensive Income (Loss).

The following table summarizes restructuring activity related to the Precise Machine facility closure, the Savannah machining relocation, and other employee separation activities:

Employee
Severance

Accrued restructuring balance as of December 31, 2013	$422
Accrual additions	428
Cash payments	(121)
Accrued restructuring balance as of March 31, 2014	$729

14.	Legal Contingencies

The Company has been named as a defendant in certain pending lawsuits in the normal course of business (the “Pending Lawsuits”). Also, as of March 31, 2014, the Company may become the subject of proceedings by the Environmental Protection Agency and Department of Justice ("DoJ") as a result of the Waste Water Allegations (as defined in Part II, Item 1, "Legal Proceedings" of this Form 10-Q) and by the Environmental Protection Agency as a result of the Voluntarily Disclosed Matters (as defined in the Company's 2013 Form 10-K, Part I, Item 1. Business, Governmental Regulations and Environmental Compliance) related to Ozark Mountain Technologies, LLC, its Cuba, Missouri facility ("OMT"). It is the policy of management to disclose the amount or range of reasonably possible losses.  In the opinion of management, after consulting with legal counsel, the losses, if any, resulting from the Pending Lawsuits should not have a material effect on the Company’s financial position or results of operations, and the losses, if any, resulting from the Waste Water Allegations and Voluntarily Disclosed Matters cannot be estimated because the actions to be taken, if any, by the relevant government agencies remain uncertain.

On May 6, 2014, we received information from the DoJ that indicated the DoJ is prepared to move forward with a one count indictment naming OMT as a defendant. The DoJ has also advised that the alleged violations may subject the Company to fines. We cannot, however, estimate the amount of such fines at this time because we do not have sufficient information regarding the allegations. Based on the information we do have, we continue to believe the Waste Water Allegations do not have substantial merit and are seeking to work with the DoJ to reach a resolution of this matter.

As further disclosed in the Company's 2013 Form 10-K, Item 3 - Legal Proceedings, the Company believes a proceeding by the Missouri Attorney General is contemplated with respect to alleged violations of certain state environmental regulations by OMT and the state issues relating to the Voluntary Disclosed Matters. In the opinion of management, after consulting with legal counsel and based on the discussions the Company has had with the Missouri Attorney General’s office, the Company has established a loss contingency of $234, which represents management’s current estimate of the minimum penalty the Missouri Attorney General is contemplating assessing on the Company.

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
March 31, 2014

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

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. The Company makes forward-looking statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q, which represent the Company’s expectations or beliefs about future events and financial performance.  When used in this report, the words “expect,” “believe,” “anticipate,” “goal,” “plan,” “intend,” “estimate,” “may,” “will” or similar words are intended to identify forward-looking statements.  These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events or results.  Such statements are subject to known and unknown risks, uncertainties and assumptions, including those referred to under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 Form 10-K”) and otherwise described in the Company’s periodic filings and current reports filed with the Securities and Exchange Commission (the “SEC”).

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

This Quarterly Report on Form 10-Q should be read completely, in conjunction with our 2013 Form 10-K and with the understanding that the Company’s actual future results may be materially different from what the Company expects.  All forward-looking statements made by the Company in this Quarterly Report on Form 10-Q and in the Company’s other filings with the SEC are qualified by these cautionary statements.

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the Company to make estimates and assumptions.  (See Note 1 of the Condensed Consolidated Financial Statements included as part of this Quarterly Report on Form 10-Q.)

The Company believes that certain significant accounting estimates have the potential to have a more significant impact on the financial statements either because of the significance of the financial statements to which they relate or because they involve a higher degree of judgment and complexity.  A summary of such critical accounting estimates can be found in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the  2013 Form 10-K.
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

Results of Operations

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Consolidated Operations

Cost of goods sold for the Aerostructures segment consists primarily of direct labor, materials, subcontract costs and manufacturing overhead, including indirect labor costs, depreciation, rent, supplies and other indirect costs.  Cost of goods for the Engineering Services segment consists primarily of direct labor, subcontract costs and overhead, including rent, maintenance, and indirect costs.

Selling, general, and administrative expenses for both segments consist primarily of labor, rent, depreciation and amortization, professional services and other administrative expenses.

The following table is a summary of our operating results for the three months ended March 31, 2014 and 2013, respectively:

	Three Months Ended March 31, 2014
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$77.7	$18.7	$(0.6)	$95.8
Cost of sales	63.5	15.4	(0.6)	78.3
Gross profit	14.2	3.3	—	17.5
S, G, & A	11.4	2.4	—	13.8
Income from operations	$2.8	$0.9	$—	$3.7

	Three Months Ended March 31, 2013
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$83.1	$23.6	$(0.6)	$106.1
Cost of sales	66.5	20.1	(0.6)	86.0
Gross profit	16.6	3.5	—	20.1
S, G, & A	11.1	2.9	—	14.0
Income from operations	$5.5	$0.6	$—	$6.1

Aerostructures Segment

Net Sales.  Net sales were $77.7 million for the first quarter of 2014, a 6.5% decrease from $83.1 million in the first quarter of 2013.  The following table specifies the amount of the Aerostructures segment’s net sales by category for the first quarter of 2014 and 2013 and the percentage of the segment’s total net sales for each period represented by each category:

	Three Months Ended March 31,
Category	2014	% of Total	2013	% of Total
	($ in millions)
Large commercial aircraft	$38.5	49.5%	$37.5	45.1%
Corporate and regional aircraft	20.8	26.8%	25.8	31.0%
Military	12.1	15.6%	14.0	16.8%
Other	6.3	8.1%	5.8	7.1%
Total	$77.7	100.0%	$83.1	100.0%

Large commercial aircraft generated net sales of $38.5 million for the first quarter of 2014 compared to $37.5 million for the first quarter of 2013, an increase of 2.7%.  The most significant increase was in the Boeing 737 platform which generated $22.8 million in the first quarter of 2014 compared to $20.7 million in the first quarter of 2013. Net sales on the Boeing 787 platform increased to $3.4 million in the first quarter of 2014 from $1.4 million in the first quarter of 2013. Net sales of wing modification products also increased, to $3.5 million in the first quarter of 2014 from $2.9 million in the first quarter of 2013. These increases were partially offset by decreases in the Boeing 747 and 767 platforms which generated $2.7 million and $0.7 million, respectively, in the first quarter of 2014 compared to $5.3 million and $1.4 million, respectively, in the first quarter of 2013.

Net sales of components for corporate and regional aircraft were $20.8 million for the first quarter of 2014 compared to $25.8 million for the first quarter of 2013, a decrease of 19.4%. The decline was primarily due to tooling revenue related to a development program which contributed $1.4 million in the first quarter of 2014 compared to $6.9 million in the first quarter of 2013.   The decrease was also due to a decline in volume on the Gulfstream G450/G550 aircraft, which generated net sales of $8.7 million in the first quarter of 2014, compared to $9.8 million in the first quarter of 2013.

Military products generated $12.1 million of net sales for the first quarter of 2014 compared to $14.0 million for the first quarter of 2013, a decrease of 13.6%.  The decrease is primarily due to a decrease in Black Hawk helicopter program revenues which contributed $5.3 million in the first quarter of 2014 compared to $7.0 million in the first quarter of 2013.

Other products generated $6.3 million in net sales in the first quarter of 2014 compared to $5.8 million in the first quarter of 2013, an increase of 8.6%.

Cost of Goods Sold.  Cost of goods sold for the first quarter of 2014 was $63.5 million compared to $66.5 million for the first quarter of 2013. In the first quarter of 2014, higher product costs were realized related to increased volume on long-term production contracts at lower margins when compared to the first quarter of 2013. Cost of goods sold was also unfavorably impacted by the closure of the Precise Machine facility and relocation of Savannah machining operations. Offsetting this increase was a $5.4 million reduction in tooling costs related to a tooling development program in 2013. The first quarter of 2013 was unfavorably impacted by $2.5 million of fair value step-up on acquired inventories from acquisitions.

Gross Profit.  Gross profit for the first quarter of 2014 was $14.2 million (18.3% of net sales) compared to $16.6 million (20.0% of net sales) in the first quarter of 2013. A decline in sales volume, primarily related to tooling, unfavorable sales mix and lower production levels contributed to the decline in gross profit margin in the first quarter of 2014. Results were also negatively impacted by inefficiencies in the facilities being closed and the related startup of transferred production to other facilities. Expected performance on long-term contracts was stable from the previous quarter. The first quarter of 2013 was unfavorably impacted by the previously mentioned $2.5 million of fair value step-up on acquired inventories from acquisitions.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $11.4 million (14.7% of net sales) for the first quarter of 2014 compared to $11.1 million (13.4% of net sales) for the first quarter of 2013.  The increase in selling, general and administrative expenses for the first quarter of 2014 primarily related to increases of $0.4 million of restructuring expenses and $0.4 million of professional services, offset by decreases of $0.3 million in integration expenses and $0.2 million in acquisition expenses.

Engineering Services Segment

Net Sales.  Net sales for the Engineering Services segment were $18.7 million for the first quarter of 2014 as compared to $23.6 million for the first quarter of 2013, a decrease of 20.8%.  The Engineering Services segment generates revenue primarily through the billing of employee time spent on customer projects.  The following table specifies the amount of the Engineering Services segment’s net sales by category for the first quarter of 2014 and 2013 and the percentage of the segment’s total net sales represented by each category.

	Three Months Ended March 31,
Category	2014	% of Total	2013	% of Total
	($ in millions)
Large commercial aircraft	$9.9	52.9%	$7.5	31.8%
Corporate and regional aircraft	3.4	18.2%	6.2	26.3%
Military	2.4	12.8%	7.5	31.8%
Other	3.0	16.1%	2.4	10.1%
Total	$18.7	100.0%	$23.6	100.0%

Net sales of services for large commercial aircraft were $9.9 million in the first quarter of 2014, up 32.0% from $7.5 million in the first quarter of 2013. The increase in this category was contributed by a number of programs, the most significant of which was $0.9 million in additional maintenance, repair and overhaul services. In addition, sales related to the Airbus 350 platform and nacelle system project each increased $0.8 million over the prior-year period.  These increases were partially offset by the winding down of several programs, the most significant of which was the Boeing 787 program that decreased by $0.6 million in the first quarter of 2014 compared to the first quarter of 2013.

Net sales of services related to corporate and regional aircraft were $3.4 million in the first quarter of 2014 compared to $6.2 million for the first quarter of 2013, a decrease of 45.2%.  The decrease was primarily related to a reduction of $2.7 million in support of the Bombardier Learjet L-85.

Net sales of services for military programs were $2.4 million in the first quarter of 2014, down 68.0% from $7.5 million in the first quarter of 2013.  This decrease was primarily related to a $4.1 million reduction on the Boeing Tanker program as the program design phase is winding down.

Net sales related to design and delivery of tooling on various programs supporting commercial aircraft were $3.0 million for the first quarter of 2014, up 25.0%, from $2.4 million in the first quarter of 2013.

Cost of Goods Sold. Cost of goods sold for the first quarter of 2014 was $15.4 million compared to $20.1 million for the first quarter of 2013.  The decrease in cost of goods sold in the first quarter of 2014 was primarily the related to increased labor efficiencies and reductions in overhead expenses.

Gross Profit.  Gross profit for the first quarter of 2014 was $3.3 million (17.6% of net sales) compared to $3.5 million (14.8% of net sales) in the first quarter of 2013.  Gross profit was impacted by a decline in sales volume on programs winding down but not replaced in the first quarter of 2014. The impact of the decline in sales was offset by increased labor efficiencies and reductions in overhead expenses.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the first quarter of 2014 were $2.4 million, or 12.8% of net sales, compared to $2.9 million, or 12.3% of net sales, for the first quarter of 2013. The decrease in expense is primarily attributable to reductions in administrative headcount and elimination of redundant facility expense.

Non-segment Expenses

Interest Expense.  Interest expense was $4.3 million for the first quarter of 2014 and $4.1 million for the first quarter of 2013.

Income Tax Expense.  During the first quarter of 2014, the Company recorded an income tax provision of less than $0.1 million compared to 0.6 million in the first quarter of 2013.  The effective tax rate for the first quarter of 2014 and 2013 was 3.5% and 24.7%, respectively. The Company's tax benefit in the first quarter of 2014 reflects the full valuation allowance on deferred tax benefits generated in the quarter. During the first quarter of 2013 the Company adjusted its income tax expense to reflect a favorable adjustment of $0.3 million, mainly due to retroactive changes in state tax laws that modified income allocation rules and higher levels of federal and state tax credits than had been estimated.

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

EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of the Company’s results as reported under GAAP.  Some of these limitations are:

•	They do not reflect the Company’s cash expenditures, future expenditures for capital expenditures or contractual commitments;

•	They do not reflect changes in, or cash requirements for, working capital needs;

•	They do not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on debt;

•
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements;

•	They are not adjusted for all non-cash income or expense items that are reflected in the statement of cash flows;

•	They do not reflect the impact on earnings of charges resulting from matters unrelated to ongoing operations; and

•	Other companies in the Company’s industry may calculate EBITDA and Adjusted EBITDA differently, limiting their usefulness as comparative measures.

Because of these limitations, EBITDA, Adjusted EBITDA and the related financial ratios should not be considered as measures of discretionary cash available to the Company to invest in the growth of the business or as a measure of cash that will be available to meet the Company’s obligations.  Furthermore, the definitions of EBITDA and adjusted EBITDA calculated here are different than those contained in the Company’s credit agreement.  You should compensate for these limitations by relying primarily on the GAAP results and using EBITDA and Adjusted EBITDA only supplementary.

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

•	Help investors to evaluate and compare the results of operations from period to period by removing the effect of the capital structure from operating performance; and

•	Are used by the management team for various other purposes in presentations to the Board of Directors as a basis for strategic planning and forecasting.

Adjusted EBITDA excludes acquisition and integration charges, as applicable, and provides meaningful information about the operating performance of the businesses apart from the acquisition-related expenses, as well as interest and tax expenses.

The following financial items have been added back to net income when calculating EBITDA:

•	Interest expense;

•	Income tax expense;

•	Depreciation; and

•	Amortization.

The following additional financial items have been added back to net income when calculating Adjusted EBITDA:

•	Stock-based compensation;

•	Acquisition and integration–related expenses;

•	Fair value step-up on acquired inventories;

•	Restructuring expenses;

•	Other (net).

Reconciliations of net income to EBITDA and Adjusted EBITDA were as follows:

	(In Thousands)
	Three Months Ended March 31,
	2014	2013
Net (loss) income	$(442)	$1,837
Depreciation and amortization (1)	5,547	4,791
Interest expense	4,259	4,113
Income tax (benefit) expense	(16)	603
EBITDA	9,348	11,344
Stock-based compensation	301	360
Acquisition and integration expenses (2)	248	493
Fair value step-up on acquired inventories	—	2,497
Restructuring expenses (3)	428	—
Other, net	(112)	(480)
Adjusted EBITDA	$10,213	$14,214

(1)	Includes amortization of intangibles and depreciation expense.

(2)	Includes accounting, legal, and other expenses for acquisitions and integration.

(3)	Includes expenses associated with severance related to the Precise Machine facility closure, relocation of the Savannah, Georgia machining operations, and other employment separation activities.
Liquidity and Capital Resources

During the first three months of 2014, operating activities provided $10.0 million in cash, compared to $10.5 million cash used in the first three months of 2013.  Net cash provided by operating activities for the first three months of 2014 was favorably impacted by collection of a $13.5 million receivable for tooling on a development program, offset by increases in inventory of $4.0 million primarily related to investments in several less mature programs. Cash used in the first three months of 2013 was impacted primarily by increases in unbilled revenue and trade accounts receivable from continued sales growth and additional investment in development programs. Inventories increased in the first quarter of 2013 to meet higher expected delivery rates later in the year.

Net cash used in investing activities was $4.0 million for the first three months of 2014, compared to $10.7 million for the first three months of 2013.  Cash used in the first three months of 2014 included a $1.9 million down payment on machinery and equipment in support of new production contracts. Cash used in the first quarter of 2013 primarily supported construction of a building in Tulsa, Oklahoma.

Net cash used by financing activities of $5.3 million in the first three months of 2014 reflects net paydowns under the Company’s revolving credit facility of $4.0 million, payments on the term loan of $0.6 million and other debt repayments of $0.7 million. This compares to net cash provided of $17.6 million in the first quarter of 2013, which primarily resulted from borrowings against the Company's revolving credit facility.

The Company has a senior secured revolving credit facility that provides for borrowings up to $125.0 million and matures December 28, 2017.  As of March 31, 2014, a total of $32.0 million was outstanding under the credit facility and the Company has available borrowings of approximately $93.0 million. The credit agreement for our revolving credit facility and term loan requires us to maintain both a certain leverage ratio and interest coverage ratio on a quarterly basis as well as compliance with various restrictive covenants that limit our ability to incur additional debt, guarantee debt or obligations, create liens, enter into certain merger, consolidation or other reorganization transactions, make investments, sell, lease or transfer our assets and enter into transactions with our affiliates and prohibit our ability to pay dividends.  These agreements also require mandatory prepayments of excess cash at certain leverage levels. The Company is in compliance with all of its financial and non-financial covenants as of March 31, 2014.

As previously reported, the Company's recent EBITDA and cash generation, including in the first quarter of 2014, has been lower than originally expected. The Company's recent cost reduction efforts are designed, in primary part, to improve the Company's EBITDA and cash position. However, if the Company's lower performance continues, the Company could be non-compliant with its required leverage ratio in its credit agreement as soon as June 30, 2014. As a result, the Company is currently in discussions to refinance its credit facility and is optimistic about its ability to do so, but cannot provide assurance that it will be successful in doing so or on terms favorable to the Company. If the Company fails to meet any covenants in the credit facility and the Company is unsuccessful in refinancing its credit facility or cannot otherwise secure a waiver of such failure, the Company would not be in compliance with its credit agreement and the lenders would be entitled to exercise various rights, including causing the amounts outstanding under the term loan facility and revolving credit facility to become immediately due and payable.

Contractual Obligations and Commitments

For information concerning contractual obligations, see the caption “Contractual Obligations and Commitments” in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results” in the Company’s 2013 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

No material changes have taken place in the quantitative and qualitative information about market risk since the end of the most recent fiscal year.  For further information, see Part II, Item 7A of the Company’s 2013 Form 10-K.

Item 4.	Controls and Procedures.

 Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2014. Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

We are involved in various legal proceedings that arise in the ordinary course of our business, as well as other matters that are or could become material under SEC regulations. Information regarding these other matters is disclosed in Note 14 - Legal Contingencies in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference. Set forth below are material developments with respect to matters previously reported in the 2013 Form 10-K, including under Part I, Item 1 “Business - Government Regulations and Environmental Compliance” of the 2013 Form 10-K, that have arisen since the filing of such report.

In August 2013, the Environmental Protection Agency ("EPA") and the U.S. Department of Justice (“DoJ”) commenced an investigation into allegations of low pH wastewater releases at the facility of Ozark Mountain Technologies ("OMT"), a subsidiary of the Company located in Cuba, Missouri (the “Waste Water Allegations”). The Company was issued a subpoena and timely provided information responsive to the subpoena. In response to the EPA/DoJ investigation, and to ensure OMT’s full compliance with both environmental and health and safety regulations, the Company initiated a voluntary, comprehensive internal audit of the facility, which was completed in October 2013.

On May 6, 2014, the Company received information from the DoJ that indicated the DoJ is prepared to move forward with a one count indictment naming OMT as a defendant. The DoJ has also advised that the alleged violations may subject us to fines. We cannot, however, estimate the amount of such fines at this time because we do not have sufficient information regarding the allegations. Based on the information we do have, we continue to believe the Waste Water Allegations do not have substantial merit and are seeking to work with the DoJ to reach a resolution of this matter.

Item 1A.	Risk Factors.

This Form 10-Q should be read together with Part I, Item 1A “RISK FACTORS” in our 2013 Form 10-K, which describes various risks and uncertainties to which we are or may become subject. The following description of risk factors includes any material changes to, and amends [and supplements], such risks and uncertainties previously disclosed in our 2013 Form 10-K. These risks and uncertainties could, directly or indirectly, adversely affect our business, financial condition, results of operations, cash flows, strategies and/or prospects.

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

As previously reported, the Company's recent EBITDA and cash generation, including in the first quarter of 2014, has been lower than originally expected. The Company's recent cost reduction efforts are designed, in primary part, to improve the Company's EBITDA and cash position. However, if the Company's lower performance continues, the Company could be non-compliant with its required leverage ratio in its credit agreement as soon as June 30, 2014. As a result, the Company is currently in discussions to refinance its credit facility and is optimistic about its ability to do so, but cannot provide assurance that it will be successful in doing so or on terms favorable to the Company. If the Company fails to meet any covenants in the credit facility and the Company is unsuccessful in refinancing its credit facility or cannot otherwise secure a waiver of such failure, the Company would not be in compliance with its credit agreement and the lenders would be entitled to exercise various rights, including causing the amounts outstanding under the term loan facility and revolving credit facility to become immediately due and payable.

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

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Charles and State of Missouri on the 7th day of May, 2014.

LMI AEROSPACE, INC.

/s/ Daniel G. Korte
Daniel G. Korte
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

10.1
Form of Incentive Restricted Stock Award Agreement between L.M.I. Aerospace, Inc. and Daniel J. Korte (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 20, 2014).

10.2
LTI Restricted Stock Award Agreement dated March 14, 2014 between L.M.I. Aerospace, Inc. and Daniel J. Korte (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 20, 2014).

10.3
Consulting Agreement dated March 18, 2014 and effective as of March 19, 2014 between L.M.I. Aerospace, Inc. and Ronald S. Saks (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 20, 2014).

10.4
Employment Agreement dated as of February 21, 2014, by and between the Registrant and Daniel G. Korte, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed February 26, 2014 and incorporated herein by reference.

10.5
Employment Agreement dated as of February 25, 2014, by and between the Registrant and Michael Biffignani, filed as Exhibit 10.2 to the Registrant’s Form 8-K filed February 26, 2014 and incorporated herein by reference.

10.6
Employment Agreement dated as of February 25, 2014, by and between the Registrant and Lawrence Dickinson, filed as Exhibit 10.3 to the Registrant’s Form 8-K filed February 26, 2014 and incorporated herein by reference.

10.7
Employment Agreement dated as of February 25, 2014, by and between the Registrant and Robert Grah, filed as Exhibit 10.4 to the Registrant’s Form 8-K filed February 26, 2014 and incorporated herein by reference.

10.8
Employment Agreement dated as of February 25, 2014, by and between the Registrant and Richard L. Johnson, filed as Exhibit 10.5 to the Registrant’s Form 8-K filed February 26, 2014 and incorporated herein by reference.

10.9
Employment Agreement dated as of February 25, 2014, by and between the Registrant and Cynthia G. Maness, filed as Exhibit 10.6 to the Registrant’s Form 8-K filed February 26, 2014 and incorporated herein by reference.

10.10
Employment Agreement dated as of February 25, 2014, by and between the Registrant and Clifford Stebe, Jr., filed as Exhibit 10.7 to the Registrant’s Form 8-K filed February 26, 2014 and incorporated herein by reference

31.1	Rule 13a-14(a) Certification of Daniel G. Korte, Chief Executive Officer filed herewith.

31.2	Rule 13a-14(a) Certification of Clifford C. Stebe, Jr., Chief Financial Officer filed herewith.

32.1	Certification of Daniel G. Korte, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification of Clifford C. Stebe, Jr., Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

101.ins	Instance Document

101.sch	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document

101.def	XBRL Taxonomy Extension Definition Linkbase Document

101.lab	XBRL Taxonomy Extension Label Linkbase Document

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document