Form 10-Q
period 2014-06-30
LMI AEROSPACE INC
filed 2014-08-07
CIK 1059562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014.
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

On August 1, 2014, there were 13,045,141 shares of our common stock, par value $0.02 per share, outstanding.

LMI AEROSPACE, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDING JUNE 30, 2014

PART I.  FINANCIAL INFORMATION

 PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
LMI Aerospace, Inc. Condensed Consolidated Balance Sheets (Amounts in thousands, except share and per share data) (Unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$1,761	$1,572
Accounts receivable, net	73,073	72,853
Inventories	108,842	113,178
Prepaid expenses and other current assets	6,493	4,411
Deferred income taxes	3,228	2,693
Total current assets	193,397	194,707

Property, plant and equipment, net	101,825	103,375
Goodwill	113,223	113,223
Intangible assets, net	53,203	55,465
Other assets	11,583	13,281
Total assets	$473,231	$480,051

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$18,951	$19,388
Accrued expenses	19,844	19,082
Current installments of long-term debt and capital lease obligations	3,121	5,242
Total current liabilities	41,916	43,712

Long-term liabilities:
Long-term debt and capital lease obligations, less current installments	286,323	285,369
Other long-term liabilities	3,055	3,915
Deferred income taxes	3,797	2,911
Total long-term liabilities	293,175	292,195

Shareholders’ equity:
Common stock, $0.02 par value per share; authorized 28,000,000 shares; issued 13,049,981 and 12,873,208 shares at June 30, 2014 and December 31, 2013, respectively	261	257
Preferred stock, $0.02 par value per share; authorized 2,000,000 shares; none issued at either date	—	—
Additional paid-in capital	94,191	92,692
Accumulated other comprehensive income (loss)	23	(507)
Treasury stock, at cost, 37,921 and 22,321 shares at June 30, 2014 and December 31, 2013, respectively	(385)	(202)
Retained earnings	44,050	51,904
Total shareholders’ equity	138,140	144,144
Total liabilities and shareholders’ equity	$473,231	$480,051

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc. Condensed Consolidated Statements of Comprehensive Income (Loss) (Amounts in thousands, except share and per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Sales and service revenue
Product sales	$87,172	$83,153	$163,656	$165,267
Service revenue	18,765	22,312	38,032	46,264
Net sales	105,937	105,465	201,688	211,531
Cost of sales and service revenue
Cost of product sales	71,535	63,592	133,635	128,730
Cost of service revenue	15,268	20,032	31,458	40,906
Cost of sales	86,803	83,624	165,093	169,636
Gross profit	19,134	21,841	36,595	41,895

Selling, general and administrative expenses	13,810	14,098	27,154	28,079
Contingent consideration write-off	—	(7,950)	—	(7,950)
Intangible asset impairment	—	4,222	—	4,222
Restructuring expense	1,095	—	1,523	—
Income from operations	4,229	11,471	7,918	17,544

Other (expense) income:
Interest expense	(13,595)	(4,044)	(17,854)	(8,157)
Other, net	168	(80)	280	400
Total other expense	(13,427)	(4,124)	(17,574)	(7,757)

(Loss) income before income taxes	(9,198)	7,347	(9,656)	9,787
(Benefit) provision for income taxes	(1,787)	2,683	(1,803)	3,286

Net (loss) income	(7,411)	4,664	(7,853)	6,501
Other comprehensive income (expense):
Change in foreign currency translation adjustment	50	(15)	94	(137)
Reclassification adjustment for losses on interest rate hedges included in net earnings, net of tax of $205, $0, $157 and $0	360	—	278	—
Unrealized gain/(loss) arising during period from interest rate hedges, net of tax of $0, $89, $0 and ($5)	—	151	—	(10)
Total comprehensive (loss) income	$(7,001)	$4,800	$(7,481)	$6,354

Amounts per common share:
Net (loss) income per common share	$(0.58)	$0.37	$(0.62)	$0.52

Net (loss) income per common share assuming dilution	$(0.58)	$0.37	$(0.62)	$0.51

Weighted average common shares outstanding	12,709,014	12,612,389	12,686,541	12,597,381

Weighted average dilutive common shares outstanding	12,709,014	12,720,372	12,686,541	12,697,947

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc. Condensed Consolidated Statements of Cash Flows (Amounts in thousands) (Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net (loss) income	$(7,853)	$6,501
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Depreciation and amortization	11,004	9,734
Restricted stock compensation	676	753
Intangible asset impairment	—	4,222
Contingent consideration write-off	—	(7,950)
Debt issuance cost write-off	8,340	—
Payments to settle interest rate derivatives	(793)	—
Deferred taxes	(210)	2,915
Other noncash items	(166)	(174)
Changes in operating assets and liabilities:
Accounts receivable	(151)	(17,614)
Inventories	4,336	(14,691)
Prepaid expenses and other assets	1,507	(263)
Current income taxes	(1,762)	545
Accounts payable	(817)	(4,580)
Accrued expenses	829	3,033
Net cash provided (used) by operating activities	14,940	(17,569)
Investing activities:
Additions to property, plant and equipment	(7,785)	(17,873)
Proceeds from sale of property, plant, and equipment	981	1,880
Net cash used by investing activities	(6,804)	(15,993)
Financing activities:
Proceeds from issuance of debt	250,000	6,136
Principal payments on long-term debt and notes payable	(224,227)	(2,376)
Advances on revolving line of credit	52,500	69,500
Payments on revolving line of credit	(79,500)	(41,500)
Payments for debt issuance cost	(6,692)	—
Other, net	(28)	9
Net cash (used) provided by financing activities	(7,947)	31,769
Net increase (decrease) in cash and cash equivalents	189	(1,793)
Cash and cash equivalents, beginning of period	1,572	4,347
Cash and cash equivalents, end of period	$1,761	$2,554
Supplemental disclosure of noncash transactions:
Defined contribution plan funding in Company stock	$848	$901

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2014

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair representation have been included.  Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the  Annual Report on Form 10-K of LMI Aerospace, Inc. (the "Company”) for the year ended December 31, 2013, as filed with the Securities and Exchange Commission.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts in the financial statements and accompanying notes.  Actual results could differ from these estimates.

Reclassification

Certain reclassifications have been made to prior period data within the footnotes in order to conform to current period presentation.

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard is effective for reporting periods beginning after December 15, 2016 and early adoption is not permitted. The standard will supersede existing revenue recognition guidance, including industry-specific guidance, and will provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The standard requires revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The provisions of this new guidance are effective as of the beginning of the Company’s first quarter of 2017. The Company is currently evaluating the transition method to be used and the impact of adoption of this standard on its consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." The amendments in this update change the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results and when the component or group of components meets the criteria to be classified as held for sale, is disposed by sale or is disposed of by other than by sale (for example, by abandonment or in a distribution to owners in a spinoff). ASU 2014-8 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014.  The Company has no present activity that would be impacted by this new standard.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2014

2.	Accounts Receivable, Net

Accounts receivable, net consists of the following:

	June 30, 2014	December 31, 2013
Trade receivables	$65,955	$66,224
Unbilled revenue	4,984	4,836
Other receivables	2,383	1,973
	73,322	73,033
Less: Allowance for doubtful accounts	(249)	(180)
Accounts receivable, net	$73,073	$72,853

Under contract accounting, unbilled revenues arise when the sales or revenues based on performance attainment, though appropriately recognized, cannot be billed yet under terms of the contract as of the balance sheet date. Included in unbilled revenue at June 30, 2014 and December 31, 2013 are $1,863 and $2,034, respectively, related to unpriced change orders or claims that are subject to negotiation. The final resolution of these unpriced items could result in a change in the revenue recognized to date on the associated contracts.

Accounts receivable expected to be collected after one year is not material.

The Company records changes in contract estimates using the cumulative catch-up method in accordance with the Revenue Recognition topic of the FASB Accounting Standards Codification.  Cumulative catch-up adjustments had the following impacts to operating income for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Favorable adjustments	$820	$108	$290	$106
Unfavorable adjustments	(234)	(1,108)	(228)	(1,178)
Net unfavorable operating income adjustments	$586	$(1,000)	$62	$(1,072)

3.	Inventories

Inventories consist of the following:

	June 30, 2014	December 31, 2013
Raw materials	$16,802	$17,099
Work in progress	23,346	21,605
Manufactured and purchased components	22,614	21,675
Finished goods	29,799	40,572
Product inventory	92,561	100,951
Capitalized contract costs (1)	16,281	12,227
Total inventories	$108,842	$113,178

(1) Net of a loss reserve on long-term production contracts of $3,434 and $2,057 as of June 30, 2014 and December 31, 2013 respectively

Inventories include capitalized contract costs relating to programs and contracts with long-term production cycles, substantially all of which are not expected to be realized within one year.   The Company believes these amounts will be fully recovered over the life of the contracts. Anticipated losses on contracts are recognized, when required, and reported as a reduction of related contract costs recorded in inventory and as additional cost of sales. The Company is engaged in a contract accounted for using the units of delivery method where estimated costs exceed the total contract revenue. A provision for the remaining

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2014

estimated loss on this contract of $4,602 and $5,222 is reported as a reduction to inventory of $3,434 and $2,057 and an increase in accrued expenses of $1,168 and $3,165 in the Condensed Consolidated Balance Sheet at June 30, 2014 and December 31, 2013, respectively. Estimated revenues at completion on long term contracts, accounted for under the units of delivery method, include unpriced change orders and claims of $4,775 that are subject to future negotiation. The final resolution of these unpriced items could result in a change in the future profitability and deferred costs on related contracts.

4.	Goodwill and Intangible Assets

Goodwill

The following table summarizes the net carrying amount of goodwill by segment at June 30, 2014 and December 31, 2013, respectively:

			Engineering
	Aerostructures		Services		Total
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2014	2013	2014	2013	2014	2013
Balance at:
Gross Goodwill	$141,953	$141,953	$50,741	$50,741	$192,694	$192,694
Accumulated impairment loss	(79,471)	(79,471)	—	—	(79,471)	(79,471)
Net Goodwill	$62,482	$62,482	$50,741	$50,741	$113,223	$113,223

The December 2012 acquisition of Valent Aerostructures, LLC ("Valent") accounted for $56,288 of the net goodwill balance at June 30, 2014 and December 31, 2013. A goodwill impairment charge of $73,528 was recorded in the fourth quarter of 2013 related to the Valent acquisition. The fair value for the remaining net goodwill in the Aerostructures segment of $6,194 exceeded its carrying value at December 31, 2013. Net goodwill at June 30, 2014 and December 31, 2013 also included an impairment charge of $5,943, for an acquisition which was fully impaired.

The fair value of the net goodwill in Engineering Services exceeded its carrying value at December 31, 2013.

The carrying value of goodwill is assessed at least annually, during the fourth quarter, unless a triggering event occurs, and an impairment charge is recorded if appropriate.  In the quarter and six months ended June 30, 2014, no triggering event occurred that would cause the Company to assess the carrying value of goodwill.

 Intangible Assets

Intangible assets primarily consist of trademarks and customer intangibles.   The carrying values were as follows:

	June 30, 2014	December 31, 2013
Trademarks	$778	$778
Customer intangible assets	68,991	68,991
Other	1,274	1,481
Accumulated amortization	(17,840)	(15,785)
Intangible assets, net	$53,203	$55,465

Intangibles amortization expense was $1,131 and $1,162 for the three months ended June 30, 2014 and 2013, respectively and $2,262 and $2,323 for the six months ended June 30, 2014 and 2013, respectively. The accumulated amortization balances at June 30, 2014 and December 31, 2013, respectively, were $577 and $475 for trademarks, $16,635 and $14,555 for customer intangible assets, and $628 and $755 for other intangible assets.   Valent intangible assets are amortized on the straight-line method as this approximates the pattern of economic benefit of each intangible asset.  All other remaining intangible assets are not material.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2014

The Company has experienced a slowdown in the demand for design engineering services over the past few quarters, which is cyclical in nature.  This cyclical demand has led to lower than originally expected revenue. In the most recent two quarters, however, this segment has realized significant growth in profitability.  If the segment were to experience additional slowdowns in demand, it could lead to a triggering event and potential impairment for intangible assets and goodwill.  Further, our Valent acquisition has not achieved the sales and profitability we originally expected due, in substantial part, to delays in customer awards and longer ramp up times on new contracts as they migrate to full production.  Although we believe this lower sales growth is temporary, continued lower sales growth could lead to a triggering event and potential additional impairment to intangible assets and goodwill. See Note 7 to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2013 for additional discussion on the goodwill impairment charge recorded in the fourth quarter of 2013.

5.	Other Assets

Other assets consist of the following:

	June 30, 2014	December 31, 2013
Debt issuance cost, net (1)	$9,481	$11,094
Other	2,102	2,187
Total other assets	$11,583	$13,281

(1) In the quarter ended June 30, 2014, the Company refinanced its existing long term indebtedness, which resulted in the settlement and termination of its credit agreement. As a result, unamortized debt issuance costs associated with the agreement of $8,340 were written off and recognized as interest expense in the quarter. As part of the refinancing, the Company issued second priority senior secured notes and concurrently modified its revolving credit agreement. Debt issuance costs of $8,055 were incurred as a result of these transactions and are being amortized over the term of the notes and revolving credit agreement, which is five years.

6.	Long-term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following:

	June 30, 2014	December 31, 2013

Second priority senior secured notes at a fixed rate of 7.375% at June 30, 2014	$250,000	$—
Term loan under credit agreement, variable	—	222,750
Revolver under credit agreement, variable	9,000	36,000
Missouri IRBs at fixed rate of 2.80% at June 30, 2014 and December 31, 2013	7,548	7,756
Capital leases, at fixed rates ranging from 2.04% to 7.73% at June 30, 2014 and December 31, 2013, respectively	13,951	14,572
Notes payable, principal and interest payable monthly, at fixed rates up to 3.60% at June 30, 2014 and December 31, 2013, respectively	8,945	9,533
Total debt	$289,444	$290,611
Less current installments	3,121	5,242
Total long-term debt and capital lease obligations	$286,323	$285,369

On June 19, 2014, the Company issued $250,000 in second-priority senior secured notes maturing on June 19, 2019. Obligations under these notes are secured by substantially all of the Company’s assets and bear interest at 7.375%, paid semi-annually in January and July, with interest payments commencing in January of 2015. Also, on June 19, 2014, the Company used the proceeds from the issuance of these notes to settle and terminate its existing term loan and also modified its revolving credit agreement.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2014

The modified revolving credit agreement provides for a revolving credit facility of up to $90,000.  Under the agreement, the co-collateral agents may establish a reserve against the facility. At June 30, 2014, the reserve established was $15,000, which reduced the maximum availability to $75,000 . The maximum amount, less reserves, available for borrowing at levels below $30,000 are based on a sum of 45% of eligible receivables, 30% of eligible inventories and an additional amount of eligible equipment up to 20% of total borrowings under the facility. The maximum amount, less reserves, available for borrowing at levels above $30,000 are based on a sum of 75% of eligible receivables, 45% of eligible inventories and an additional amount of eligible equipment up to 20% of total borrowings under the facility. Borrowings under the facility are secured by a first lien on substantially all of the Company’s assets and bear interest at either the LIBOR rate plus a margin of up to 3.00% and 3.50% or the alternate base rate (“ABR”) which is the highest of the following plus a margin of up to 2.00% and 2.50%, respectively, with the applicable margins for the revolving credit facility subject to a grid based on the average availability ratio of the Company for the most recently completed quarter:

•Prime rate,
•Federal funds rate plus 0.5%, or,
•The adjusted Eurodollar rate for an interest period of one month plus 1%.

At June 30, 2014, the actual interest rate for the revolving credit facility was 3.9%.

The Company is required to pay a commitment fee of between 0.375% and 0.5% per annum on the unused portion of the revolving credit facility, depending on the average revolver usage during the period as compared to the total available borrowings under the facility. At June 30, 2014, the commitment fee required was 0.5%.

The revolving credit loan facility matures on the earlier of the fifth year anniversary date of June 19, 2019 or the date that is 91 days prior to the maturity date of the senior secured notes unless the notes are repaid, refinanced or otherwise satisfied in full. The maturity dates are subject to acceleration upon occurrence of an event of default. An event of default under the revolving credit agreement includes, among other things, failure to pay any material indebtedness, acceleration of payments by any lender prior to scheduled maturity, or judgments rendered against the Company requiring payments at or above certain levels.

The credit agreement contains a covenant that requires us to comply with a maximum first priority debt to EBITDA ratio on a quarterly basis. In addition, the agreement also contains certain restrictive covenants that limit and in some circumstances prohibit, our ability to, among other things, incur additional debt, sell, lease or transfer our assets, make investments, guarantee debt or obligations, create liens, and enter into certain merger, consolidation or other reorganization transactions.  These restrictive covenants prohibit the Company from paying dividends. These restrictions could limit our ability to obtain future financing, make acquisitions or needed capital expenditures, withstand the current or future downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise, any of which could place us at a competitive disadvantage relative to our competitors that have less debt and are not subject to such restrictions.

At June 30, 2014, the Company was in compliance with all of its covenants and expected to be in compliance with its covenants in future periods.  If the Company fails to meet any covenants in the credit facility, the Company would not be in compliance with its credit agreement and the lenders would be entitled to exercise various rights, including causing the amounts outstanding under the revolving credit facility to become immediately due and payable.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2014

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

There were no transfers between levels during the three months ended June 30, 2014 and the year ended December 31, 2013.

The Company terminated and settled its interest rate derivatives on June 19, 2014 in conjunction with the settlement of its then existing credit agreement, which had a variable interest rate.

Assets/Liabilities at Fair Value as of June 30, 2014
Recurring Fair Value Measurements:	Total	(Level 1)	(Level 2)	(Level 3)
Asset:
Interest rate derivatives (1)	$—	$—	$—	$—

Liabilities:
Interest rate derivatives (1)	$—	$—	$—	$—

	Assets/Liabilities at Fair Value as of December 31, 2013
Recurring Fair Value Measurements:	Total	(Level 1)	(Level 2)	(Level 3)
Asset:
Interest rate derivatives (1)	$18	$—	$18	$—

Liabilities:
Interest rate derivatives (1)	$392	$—	$392	$—

(1)	The fair values of interest rate derivatives are the amount the Company would receive or pay to terminate the contracts, considering quoted market prices of comparable agreements. (Also see Note 8)

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2014

8.	Derivative Financial Instruments

On June 19, 2014, the Company terminated and settled its interest rate derivatives in conjunction with the settlement of its then existing credit agreement, which had variable interest rate. This settlement resulted in a charge of $793 to interest expense in the Condensed Consolidated Statements of Comprehensive Income (Loss) in the quarter and six months ended June 30, 2014. Prior to this termination and in compliance with the credit agreement, the Company purchased option and swap derivative contracts to hedge against the potential impact on earnings from an increase in market interest rates associated with the interest payments on its variable rate term credit facility.  The objective of the hedge transactions was to reduce the variability of cash flows due to changes in the designated benchmark interest rate on the term debt.  The derivatives were recognized in the Condensed Consolidated Balance Sheet as current assets and liabilities at fair value as follows:

Derivative Asset and Liability	Location in Condensed Consolidated Balance Sheet	June 30, 2014	December 31, 2013
Derivative designated as hedging instrument:
Interest rate purchased option fair value	Other current assets	$—	$18
Derivative designated as hedging instrument:
Interest rate swap fair value	Other long term liabilities	$—	$392

The Company designated and accounted for these swaps and purchased options as cash flow hedges of interest rate risk.  The Company reported the gain or loss, net of taxes, from the effective portion of the hedge as a component of Accumulated Other Comprehensive Income (“AOCI”) deferring it and reclassifying it into earnings in the same period or periods in which the hedged transaction affects earnings and in the same line item on the Condensed Consolidated Statements of Comprehensive Income (Loss) as the impact of the hedged transaction.  The cumulative amounts reported in AOCI related to these derivatives were reclassified from AOCI to interest expense on the Condensed Consolidated Statements of Comprehensive Income (Loss) in the quarter ended June 30, 2014. The Company did not use these derivative instruments for trading or speculative purposes.

The following amounts are included in AOCI and earnings for the three and six months ended June 30, 2014:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in AOCI, net of tax, on Derivative (Effective Portion)	Amount of (Gain) Loss Reclassified from AOCI into Income (Effective Portion)
Three Months Ended June 30, 2014
Interest rate derivatives	$—	$793

Six Months Ended June 30, 2014
Interest rate derivatives	$—	$793

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2014

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

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerators
Net (loss) income	$(7,411)	$4,664	$(7,853)	$6,501
Denominators
Weighted average common shares - basic	12,709,014	12,612,389	12,686,541	12,597,381

Dilutive effect of restricted stock	—	107,983	—	100,566

Weighted average common shares - diluted	12,709,014	12,720,372	12,686,541	12,697,947

Basic (loss) earnings per share	$(0.58)	$0.37	$(0.62)	$0.52

Diluted (loss) earnings per share	$(0.58)	$0.37	$(0.62)	$0.51

For the three months and six months ended June 30, 2014, 157,392 and 200,889 shares are not included in the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive. These securities could be dilutive in future periods.

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

A summary of the activity for non-vested restricted stock awards under the Plan is presented below:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	219,751	$19.74
Granted	134,114	14.23
Vested	(62,986)	18.49
Forfeited	(15,600)	21.03
Outstanding at June 30, 2014	275,279	$17.27

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2014

Common stock compensation expense related to restricted stock awards granted under the Plan was $375 and $393 for the three months ended June 30, 2014 and 2013, respectively, and $676 and $753 for the six months ended June 30, 2014 and 2013, respectively.

Total unrecognized compensation costs related to non-vested, share-based awards granted or awarded under the Plan were $2,760 and $1,857 at June 30, 2014 and December 31, 2013, respectively.  These costs are expected to be recognized over a weighted average period of 2.0 years and 1.2 years, respectively.

11.	Business Segment Information
The Company is organized into two reportable segments: the Aerostructures segment and the Engineering Services segment.  Through its Aerostructures segment, the Company primarily fabricates, machines, finishes, integrates, assembles and kits formed close tolerance aluminum, specialty alloy and composite components and higher level assemblies for use by the aerospace and defense industries. It manufactures more than 40,000 products for integration into a variety of aircraft platforms manufactured by leading original equipment manufacturers and Tier 1 aerospace suppliers. Through its Engineering Services segment, the Company provides a complete range of design, engineering and program management services, supporting aircraft product lifecycles from conceptual design, analysis and certification through production support, fleet support and service life extensions via a complete turnkey engineering solution.

Corporate assets, liabilities and expenses related to the Company's corporate offices, except for interest expense and income taxes, primarily support, and are recorded in, the Aerostructures segment. The table below presents information about reported segments on the same basis used internally to evaluate segment performance:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net sales:
Aerostructures	$88,482	$84,755	$166,187	$167,769
Engineering Services	17,814	21,521	36,520	45,167
Eliminations	(359)	(811)	(1,019)	(1,405)
	$105,937	$105,465	$201,688	$211,531

Income from operations:
Aerostructures	$3,315	$15,651	$6,123	$21,079
Engineering Services	936	(4,325)	1,882	(3,676)
Eliminations	(22)	145	(87)	141
	$4,229	$11,471	$7,918	$17,544

12.	Customer Concentration

Direct sales, through both of the Company’s business segments, to our largest customer, Spirit Aerosystems (“Spirit”), accounted for 33.0% and 29.2% of the Company’s total revenues for the three months ended June 30, 2014 and 2013, respectively. Direct sales to Spirit accounted for 33.3% and 29.0% of the Company's total revenues for the six months ended June 30, 2014 and 2013, respectively. Accounts receivable balances related to Spirit were 35.0% and 27.8% of the Company’s total accounts receivable balance at June 30, 2014 and December 31, 2013, respectively.

Direct sales, through both of the Company’s business segments, to our second largest customer, Gulfstream Aerospace Corporation, a General Dynamics company (“Gulfstream”), accounted for 17.3% and 15.3% of the Company’s total revenues for the three months ended June 30, 2014 and 2013, respectively. Direct sales to Gulfstream accounted for 15.8% and 16.8% of the Company's total revenues for the six months ended June 30, 2014 and 2013, respectively.  Accounts receivable balances related to Gulfstream were 17.0% and 8.5% of the Company’s total accounts receivable balance at June 30, 2014 and December 31, 2013, respectively.

Direct sales, through both of the Company’s business segments, to our third largest customer, The Boeing Company (“Boeing”), accounted for 10.8% and 15.0% of the Company’s total revenues for the three months ended June 30, 2014 and 2013,

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2014

respectively. Direct sales to Boeing accounted for 11.3% and 16.4% of the Company's total revenues for the six months ended June 30, 2014 and 2013, respectively.  Accounts receivable balances resulting from direct sales to Boeing were 6.8% and 5.7% of the Company’s total accounts receivable balance at June 30, 2014 and December 31, 2013, respectively.

13.	Income Taxes

The Company recognized an income tax benefit for the three and six months ended June 30, 2014 of $1,787 and $1,803, respectively. The Company recognized income tax expense for the three and six months ended June 30, 2013 of $2,683 and $3,286, respectively. The Company's tax benefit in the three and six months ended June 30, 2014 reflects the tax benefit of $2,682 anticipated with the decision to carry back the net operating loss recognized in 2013. This is offset by tax expense of $795 and $779 for the three and six months ended June 30, 2014. The Company established a valuation allowance on tax benefits generated in the period. The tax expense reflects the taxes due in states where the Company generated income or where the tax liability is determined based on non-income related items such as gross sales.

14.	Restructuring

During the fourth quarter of 2013, the Company committed to a restructuring plan that resulted in the closure of its Precise Machine facility located in Fort Worth, Texas. As a result, the Company recognized severance expense of $453 in year ended December 31, 2013 related to the closure and additional restructuring related expenses of $212 and $305 in the three and six months ended June 30, 2014. These restructuring expenses were reflected in the selling, general, and administrative section on a separate line of the Consolidated Statements of Comprehensive Income (Loss). The Company completed this restructuring plan in the second quarter of 2014.

In addition, on January 23, 2014, the Company announced plans to relocate the work performed relative to machining operations at its Savannah, Georgia facility to other locations within the company. As a result, severance expense of $6 and $47 was recognized in the three and six months ended June 30, 2014. These restructuring expenses were reflected in the selling, general, and administrative section on a separate line of the Consolidated Statements of Comprehensive Income (Loss). The Company completed this restructuring plan in the second quarter of 2014.

In the three and six months ended June 30, 2014, the Company recognized additional severance expense of $877 and $1,171 relative to other employment separation activities. These activities are part of the Company's overall cost reduction initiatives. These restructuring expenses were reflected in the selling, general, and administrative section on a separate line of the Consolidated Statements of Comprehensive Income (Loss).

Cash payments were made associated with these restructuring plans of $1,061 and $1,182 in the three and six months ended June 30, 2014, respectively.

The following table summarizes the incurred and expected charges associated with these restructuring activities:

	Expense	Remaining	Total Expense
	Incurred through	Expense to be	Expected to be
	June 30, 2014	Incurred	Incurred
		(In Thousands)
Employee severance arrangement - Precise closure	$634	$—	$634
Employee severance arrangement - Savannah	47	—	47
Other employee severance arrangements	1,171	—	1,171
Lease termination costs - Precise closure	124	—	124
Total	$1,976	$—	$1,976

In addition to the restructuring expenses detailed in the table above, the Company incurred and recognized additional project expenses of approximately $364 as of June 30, 2014, associated with the integration of work previously performed at the Precise Machine facility. The Company also incurred and recognized approximately $500 in other project costs as of June 30,

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2014

2014, largely related to accelerated depreciation on property, plant and equipment at its Savannah facility. These expenses are recognized in the cost of sales and selling, general, and administrative expense in the Consolidated Statements of Comprehensive Income (Loss).

The following table summarizes restructuring activity related to the Precise Machine facility closure, the Savannah machining relocation, and other employee separation activities:

Employee
Severance

Accrued restructuring balance as of December 31, 2013	$422
Accrual additions	1,517
Cash payments	(1,182)
Accrued restructuring balance as of June 30, 2014	$757

Accrued restructuring of $757 at June 30, 2014 is expected to be paid over the next twelve months.

15.	Legal Contingencies

The Company has been named as a defendant in certain pending lawsuits in the normal course of business (the “Pending Lawsuits”). It is the policy of management to disclose the amount or range of reasonably possible losses. In the opinion of management, after consulting with legal counsel, any losses resulting from Pending Lawsuits should not have a material effect on the Company’s financial position, cash flows or results of operations.

As of June 30, 2014, the Company has become the subject of proceedings by the Environmental Protection Agency (“EPA”) and Department of Justice ("DoJ") as a result of allegations of low pH wastewater releases at the facility of Ozark Mountain Technologies ("OMT"), a subsidiary of the Company located in Cuba, Missouri, (the "Waste Water Allegations") and may have become the subject of proceedings by the EPA as a result of the Voluntarily Disclosed Matters (as defined in the Company's 2013 Form 10-K, Part I, Item 1. Business, Governmental Regulations and Environmental Compliance) related to OMT.

On May 6, 2014, the Company received information from DoJ that indicated DoJ is prepared to move forward with a one count indictment naming OMT as a defendant. DoJ has also advised that the alleged violations may subject the Company to fines. The extent of the actions to be taken by DoJ related to the Waste Water Allegations remains uncertain, but it is probable the Company will incur losses related to these issues. The Company believes that a reasonable range for the fines, penalties and related legal fees associated with the Waste Water Allegations is from $295 to $1,000. However, there are still significant uncertainties related to the final outcome and therefore, the Company recognized the minimum value of the range of possible outcomes in the quarter ended June 30, 2014, and has established a loss contingency of $295. Based on the information we do have, we continue to believe the Waste Water Allegations do not have substantial merit and are seeking to work with the DoJ to reach a resolution of this matter. The extent of the actions, if any, to be taken by the EPA with respect to the Voluntarily Disclosed Matters remain uncertain and the losses, if any, cannot be estimated.

As further disclosed in the Company's 2013 Form 10-K, Item 3 - Legal Proceedings, the Company believes a proceeding by the Missouri Attorney General is contemplated with respect to alleged violations of certain state environmental regulations by OMT and the state issues relating to the Voluntary Disclosed Matters. After consulting with legal counsel and based on the discussions the Company has had with the Missouri Attorney General’s office, the Company has established a loss contingency of $240 which represents management’s current estimate of the penalty the Missouri Attorney General is contemplating assessing on the Company.

OMT became a subsidiary of the Company as a result of the Company’s acquisition of Valent in December 2012. The Company believes certain environmental representations set forth in the purchase agreement pursuant to which Valent acquired OMT,

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2014

and the purchase agreement pursuant to which the Company acquired Valent, provide the Company with certain rights of indemnification with respect to the matters disclosed herein. The Company also has insurance policies that it believes covers various environmental issues at Valent and its subsidiaries, including OMT, and breaches by Valent and OMT of their respective environmental representations and warranties in each of the purchase agreements. As a result, the Company believes its rights of indemnification and insurance coverage may provide for a recovery of some of the costs associated with the matters disclosed herein. We cannot provide any assurance, however, that we will ultimately prevail in any claim for indemnification or secure insurance proceeds from our insurance policies.

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

The Company is organized into two reportable segments: the Aerostructures segment and the Engineering Services segment.  Through its Aerostructures segment, the Company primarily fabricates, machines, finishes, integrates, assembles and kits formed close tolerance aluminum, specialty alloy and composite components and higher level assemblies for use by the aerospace and defense industries. It manufactures more than 40,000 products for integration into a variety of aircraft platforms manufactured by leading original equipment manufacturers and Tier 1 aerospace suppliers. Through its Engineering Services segment, the Company provides a complete range of design, engineering and program management services, supporting aircraft product lifecycles from conceptual design, analysis and certification through production support, fleet support and service life extensions via a complete turnkey engineering solution.

Results of Operations

Three months ended June 30, 2014 compared to three months ended June 30, 2013

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

The following table is a summary of our operating results for the three months ended June 30, 2014 and 2013, respectively:

	Three Months Ended June 30, 2014
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$88.5	$17.8	$(0.4)	$105.9
Cost of sales	72.6	14.6	(0.3)	86.9
Gross profit	15.9	3.2	(0.1)	19.0
S, G, & A	12.7	2.2	—	14.9
Income from operations	$3.2	$1.0	$(0.1)	$4.1

	Three Months Ended June 30, 2013
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$84.8	$21.5	$(0.8)	$105.5
Cost of sales	65.7	18.9	(0.9)	83.7
Gross profit	19.1	2.6	0.1	21.8
S, G, & A	3.4	6.9	—	10.3
Income from operations	$15.7	$(4.3)	$0.1	$11.5

Aerostructures Segment

Net Sales.  Net sales were $88.5 million for the second quarter of 2014, a 4.4% increase from $84.8 million in the second quarter of 2013.  The following table specifies the amount of the Aerostructures segment’s net sales by category for the second quarter of 2014 and 2013 and the percentage of the segment’s total net sales for each period represented by each category:

	Three Months Ended June 30,
Category	2014	% of Total	2013	% of Total
	($ in millions)
Large commercial aircraft	$42.9	48.5%	$41.3	48.7%
Corporate and regional aircraft	27.2	30.7%	22.7	26.8%
Military	11.7	13.2%	14.0	16.5%
Other	6.7	7.6%	6.8	8.0%
Total	$88.5	100.0%	$84.8	100.0%

Net sales of large commercial aircraft products increased 3.9% during the second quarter of 2014.  The most significant increase was attributable to higher production rates on the Boeing 737 platform, which generated $25.1 million in the second quarter of 2014 compared to $22.1 million in the second quarter of 2013. Due to the ramp up in production on the Boeing 787 platform, net sales increased to $4.0 million in the second quarter of 2014 from $2.1 million in the second quarter of 2013. These increases were partially offset by decreases in the sale of 767 wing modification products which generated revenue of $3.3 million in the second quarter of 2013 compared to $1.7 million in the second quarter of 2014. In addition, revenue on the Boeing 747 platform decreased from $5.3 million in the second quarter of 2013 to $2.9 million in the second quarter of 2014. The Company expects higher demand for 767 wing modification products in the second half of 2014.

Net sales of components for corporate and regional aircraft increased 19.8% during the second quarter of 2014. The increase was primarily due to tooling revenue related to a development program which contributed $5.7 million in the second quarter of 2014 compared to $3.7 million in the second quarter of 2013. Revenues on the Gulfstream G650 aircraft increased on higher production rates, from $5.7 million in the second quarter of 2013 to $7.7 million in the second quarter of 2014.

Military products decreased16.4% during the second quarter of 2014.  The decrease is primarily due to a reduction in Black Hawk helicopter program revenues which contributed $5.2 million in the second quarter of 2014 compared to $6.7 million in the second quarter of 2013.

Cost of Goods Sold.  Cost of goods sold for the second quarter of 2014 was $72.6 million compared to $65.7 million for the second quarter of 2013. In the second quarter of 2014, cost of goods sold was negatively impacted by product mix, as the increase in volume in the quarter primarily resulted from $6.7 million in tooling revenue with a recognized cost of $6.3 million. This compares to tooling revenues of $4.7 million with $3.7 million of recognized cost in the second quarter of 2013. Unfavorable product sales mix and lower production levels also adversely impacted cost of goods sold in the quarter. The second quarter of 2014 was also impacted by the closure of the Precise Machine facility and relocation of the Savannah machining operations, which added, among other costs, accelerated depreciation of $0.2 million.

Gross Profit.  Gross profit for the second quarter of 2014 was $15.9 million (18.0% of net sales) compared to $19.1 million (22.5% of net sales) in the second quarter of 2013. Increased sales of low margin tooling contributed to the decline in gross profit margin. Additionally, unfavorable product sales mix and lower production levels negatively impacted gross profit margin in the second quarter of 2014. Results were also negatively impacted by inefficiencies in facilities in the process of closing and the related startup of transferred production to other facilities.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $12.7 million (14.4% of net sales) for the second quarter of 2014 compared to $3.4 million (4.0% of net sales) for the second quarter of 2013.  The difference in selling, general and administrative expenses primarily related to a one-time favorable write off of a contingent consideration liability of $8.0 million in the second quarter of 2013, in addition to increases of $1.0 million of restructuring expenses and $0.5 million of environmental expense in the second quarter of 2014.

Engineering Services Segment

Net Sales.  Net sales for the Engineering Services segment were $17.8 million for the second quarter of 2014 as compared to $21.5 million for the second quarter of 2013, a decrease of 17.2%.  The Engineering Services segment generates revenue primarily through the billing of employee time spent on customer projects.  The following table specifies the amount of the Engineering Services segment’s net sales by category for the second quarter of 2014 and 2013 and the percentage of the segment’s total net sales represented by each category.

	Three Months Ended June 30,
Category	2014	% of Total	2013	% of Total
	($ in millions)
Large commercial aircraft	$8.6	48.3%	$9.0	41.9%
Corporate and regional aircraft	5.1	28.7%	4.4	20.5%
Military	2.1	11.8%	4.6	21.4%
Other	2.0	11.2%	3.5	16.2%
Total	$17.8	100.0%	$21.5	100.0%

Net sales of services for large commercial aircraft were $8.6 million in the second quarter of 2014, down 4.4% from $9.0 million in the second quarter of 2013. The decrease in this category was primarily attributable to a decline in sales relates to the Goodrich Nacelle program, which contributed $0.1 million in the second quarter of 2014 compared to $1.6 million in the second quarter of 2013. This decrease was offset by $1.0 million in additional maintenance, repair and overhaul services.

Net sales of services related to corporate and regional aircraft were $5.1 million in the second quarter of 2014 compared to $4.4 million for the second quarter of 2013, an increase of 15.9%.  The increase was primarily related to additional volume of $1.1 million in support of the Bombardier Learjet L-85.

Net sales of services for military programs were $2.1 million in the second quarter of 2014, down 54.3% from $4.6 million in the second quarter of 2013.  This decrease was primarily related to a $2.5 million reduction on the Boeing Tanker program as the program design phase is largely complete.

Net sales related to design and delivery of tooling on various programs supporting commercial aircraft were $2.0 million for the second quarter of 2014, down 42.9%, from $3.5 million in the second quarter of 2013. The decline in sales was primarily related to a $1.2 million reduction in tooling sales for Boeing.

Cost of Goods Sold. Cost of goods sold for the second quarter of 2014 was $14.6 million compared to $18.9 million for the second quarter of 2013.  Cost of goods sold was negatively impacted by a $1.2 million negative cumulative catch-up adjustment booked in the second quarter of 2013. A decrease in sales in the second quarter of 2014, when compared to the prior year period, also contributed to the decline in cost of goods sold.

Gross Profit.  Gross profit for the second quarter of 2014 was $3.2 million (18.0% of net sales) compared to $2.6 million (12.1% of net sales) in the second quarter of 2013.  The increase in gross profit was primarily attributable to a negative cumulative catch-up adjustment booked in the second quarter of 2013 partially offset by the impact of a reduction in sales in the second quarter of 2014.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the second quarter of 2014 were $2.2 million, or 12.4% of net sales, compared to $6.9 million, or 32.1% of net sales, for the second quarter of 2013. The decrease in expense is primarily attributable to a one-time intangible asset impairment write-off of $4.2 million that was recognized in the second quarter of 2013. Cost reduction activities contributed to the remaining $0.5 million decrease in selling, general, and administrative expense.

Non-segment Expenses

Interest Expense.  Interest expense was $13.6 million for the second quarter of 2014 and $4.0 million for the second quarter of 2013.  The increase in interest expense is primarily due to a $9.1 million write-off of debt financing costs related to the termination of the Company's long term credit agreement and the modification of the Company's revolving credit agreement during the quarter ended June 30, 2014.

Income Tax Expense.  During the second quarter of 2014, the Company recorded an income tax benefit of $1.8 million compared to expense of $2.7 million in the second quarter of 2013.  The Company's tax benefit in the three months ended June 30, 2014 reflects the tax benefit of approximately $2.6 million anticipated with the decision to carry back the net operating loss recognized in 2013 offset by tax expense of $0.8 million. The Company established a valuation allowance on tax benefits generated in the period. The tax expense reflects the taxes due in states where the Company generated income or where the tax liability is determined based on non-income related items such as gross sales.

Results of Operations

Six months ended June 30, 2014 compared to six months ended June 30, 2013

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

The following table is a summary of our operating results for the six months ended June 30, 2014 and 2013, respectively:

	Six Months Ended June 30, 2014
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$166.2	$36.5	$(1.0)	$201.7
Cost of sales	136.1	30.1	(1.0)	165.2
Gross profit	30.1	6.4	—	36.5
S, G, & A	24.1	4.6	—	28.7
Income from operations	$6.0	$1.8	$—	$7.8

	Six Months Ended June 30, 2013
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$167.8	$45.2	$(1.5)	$211.5
Cost of sales	132.1	39.0	(1.5)	169.6
Gross profit	35.7	6.2	—	41.9
S, G, & A	14.6	9.8	—	24.4
Income from operations	$21.1	$(3.6)	$—	$17.5

Aerostructures Segment

Net Sales.  Net sales were $166.2 million for the first six months of 2014, a 1.0% decrease from $167.8 million in the first six months of 2013. The following table specifies the amount of the Aerostructures segment’s net sales by category for the first six months of 2014 and 2013, and the percentage of the segment’s total net sales for each period represented by each category:

	Six months ended June 30,
Category	2014	% of Total	2013	% of Total
	($ in millions)
Large commercial aircraft	$81.4	49.0%	$78.8	47.0%
Corporate and regional aircraft	48.3	29.1%	48.7	29.0%
Military	23.8	14.3%	27.7	16.5%
Other	12.7	7.6%	12.6	7.5%
Total	$166.2	100.0%	$167.8	100.0%

Large commercial aircraft generated net sales of $81.4 million for the first six months of 2014 compared to $78.8 million for the first six months of 2013, an increase of 3.3%.  The most significant increase was attributable to higher production rates on the Boeing 737 platform which generated $47.9 million in the first six months of 2014 compared to $42.8 million in the first six months of 2013. Due to the ramp up in production on the Boeing 787 platform, net sales increased to $7.5 million in the first six months of 2014 from $3.6 million in the first six months of 2013. These increases were partially offset by decreases in the Boeing 747 and Boeing 767 wing modification products which generated $5.6 million and $3.4 million, respectively, in the first six months of 2014 compared to $10.6 million and $4.4 million, respectively, in the first six months of 2013. The Company expects higher demand for 767 wing modification products in the second half of 2014.

Net sales of components for corporate and regional aircraft were $48.3 million for the first six months of 2014 compared to $48.7 million for the first six months of 2013, a decrease of 0.8%.  The decrease was primarily due to tooling revenue related to a development program which contributed $5.7 million in the first six months of 2014 compared to $10.5 million in the first six months of 2013. This decrease was partially offset by increases in the Gulfstream G650 program which generated $14.0 million in the first six months of 2014 compared to $11.7 million in the first six months of 2013.

Military products generated $23.8 million of net sales for the first six months of 2014 compared to $27.7 million for the first six months of 2013, a decrease of 14.1%.  The decrease is primarily due to a reduction in Black Hawk helicopter program revenues which contributed $10.5 million in the first six months of 2014 compared to $13.6 million in the first six months of 2013.

Other products generated $12.7 million in net sales in the first six months of 2014 compared to $12.6 million in the first six months of 2013, an increase of 0.8%.

Cost of Goods Sold.  Cost of goods sold for the first six months of 2014 was $136.1 million compared to $132.1 million for the first six months of 2013.  In the first six months of 2014, cost of goods sold was negatively impacted by product mix, with tooling revenue of $7.2 million and a recognized cost of $6.7 million, compared to revenue of $12.3 million with a recognized cost of $9.6 million in the first six months of 2013. Cost of goods sold was also unfavorably impacted by product sales mix, lower production levels, the closure of the Precise Machine facility, and the relocation of the Savannah machining operations. The Precise and Savannah restructuring activities resulted in the recognition of $0.5 million of accelerated depreciation and $0.4 million of integration expenses in the six months ended June 30, 2014. The first six months of 2013 was unfavorably impacted by $2.5 million of fair value step-up on acquired inventories from acquisitions.

Gross Profit.  Gross profit for the first six months of 2014 was $30.1 million (18.1% of net sales) compared to $35.7 million (21.3% of net sales) in the first six months of 2013. A decline in margins recognized on tooling revenues, other unfavorable product sales mix and lower production levels contributed to the decline in gross profit margin in the first six months of 2014. Results were also negatively impacted by inefficiencies in the facilities being closed, accelerated depreciation expenses and the related startup of transferred production to other facilities. The first six months of 2013 was unfavorably impacted by the previously mentioned $2.5 million of fair value step-up on acquired inventories from acquisitions.
Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $24.1 million (14.5% of net sales) for the first six months of 2014 compared to $14.6 million (8.7% of net sales) for the second quarter of 2013. The difference in selling, general and administrative expenses primarily related to a favorable one-time write off of a contingent consideration liability of $8.0 million in the second quarter of 2013. Increases in restructuring expenses and environmental expenses of $1.4 million and $0.5 million, respectively, also contributed to the increase in selling, general, and administrative expenses in the first six months of 2014 as compared to the prior-year period.
Engineering Services Segment

Net Sales.  Net sales for the Engineering Services segment were $36.5 million for the first six months of 2014 as compared to $45.2 million for the first six months of 2013, a decrease of 19.2%.   The Engineering Services segment generates revenue primarily through the billing of employee time spent on customer projects. The following table specifies the amount of the Engineering Services segment’s net sales by category for the first quarter of 2014 and 2013 and the percentage of the segment’s total net sales represented by each category:

	Six months ended June 30,
Category	2014	% of Total	2013	% of Total
	($ in millions)
Large commercial aircraft	$18.5	50.7%	$16.4	36.3%
Corporate and regional aircraft	8.5	23.3%	10.6	23.5%
Military	4.5	12.3%	12.2	27.0%
Other	5.0	13.7%	6.0	13.2%
Total	$36.5	100.0%	$45.2	100.0%

Net sales of services for large commercial aircraft were $18.5 million in the first six months of 2014, up 12.8% from $16.4 million in the first six months of 2013. The increase in this category was primarily due to $1.6 million in additional maintenance, repair and overhaul services, from $7.9 million in the first six months of 2013 to $9.5 million in the first six months of 2014. In addition, sales related to the Airbus 350 platform increased $1.1 million over the prior-year period. These increases were partially offset by the winding down of several programs, the most significant of which was the Boeing 787 and Boeing 747 programs that decreased by $0.8 million and $0.8 million, respectively, in the first six months of 2014 compared to the first six months of 2013.

Net sales for services supporting corporate and regional aircraft were $8.5 million in the first six months of 2014 compared to $10.6 million for the first six months of 2013, a decrease of 19.8%. This decrease in sales was primarily related to reductions of $1.3 million in support of the Bombardier Learjet L-85 and $0.6 million on other Bombardier programs.

Net sales of services for military programs were $4.5 million in the first six months of 2014, down 63.1% from $12.2 million in the first six months of 2013.  This decrease was primarily from a $6.5 million reduction on the Boeing Tanker program due to project maturation. In addition, support of the Embraer KC-390 program declined, with revenues of $1.9 million in the first six months of 2013 compared to $0.8 million in the first six months of 2014.

Net sales related to design and delivery of tooling on various programs supporting commercial aircraft were $5.0 million for the first six months of 2014, down 16.7%, from $6.0 million in the first six months of 2013. The decrease was primarily due to reductions on the 787 shipping fixture program, with revenues of $0.0 million in the first six months of 2014 compared to $1.3 million in the first six months of 2013. In addition, revenues associated with a development program decreased from $1.6 million in the first six months of 2013 to $0.6 million in the first six months of 2014. These decreases were partially offset by an increase in revenue to Nordam, from $0.0 million in the first six months of 2013 to $1.5 million in the first six months of 2014.

Cost of Goods Sold.  Cost of goods sold consists primarily of labor and benefit costs and for the first six months of 2014 was $30.1 million compared to $39.0 million for the first six months of 2013.  Cost of goods sold was negatively impacted by a $1.4 million negative cumulative catch-up adjustment booked in the first six months of 2013. A decrease in sales in the first six months of 2014, when compared to the prior year period, also contributed to the decline in cost of goods sold.

Gross Profit.  Gross profit for the first six months of 2014 was $6.4 million (17.5% of net sales) compared to $6.2 million (13.7% of net sales) in the first six months of 2013. The increase in gross profit was primarily attributable to a negative cumulative catch-up adjustment booked in the first six months of 2013 offset by the impact of a reduction in sales in the first six months of 2014.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the first six months of 2014 were $4.6 million, or 12.6% of net sales, compared to $9.8 million, or 21.7% of net sales, for the first six months of 2013. The decrease in expense is primarily attributable to a one-time intangible asset impairment write-off of $4.2 million that was recognized in the second quarter of 2013 in addition to reductions in administrative headcount and elimination of redundant facility expense.

Non-segment Expenses

Interest Expense.  Interest expense was $17.9 million for the first six months of 2014 and $8.2 million for the first six months of 2013. The increase in interest expense is primarily due a $9.1 million write-off of debt financing costs related to the termination of the Company's long term credit agreement and the modification of the Company's revolving credit agreement during the quarter ended June 30, 2014.

Income Tax Expense.  During the first six months of 2014, the Company recorded an income tax benefit of $1.8 million compared to $3.3 million of income tax expense in the first six months of 2013. The Company's tax benefit in the six months ended June 30, 2014 reflects the tax benefit of approximately $2.6 million anticipated with the decision to carry back the net operating loss recognized in 2013 offset by tax expense of $0.8 million. The Company established a valuation allowance on tax benefits generated in the period. The tax expense reflects the taxes due in states where the Company generated income or where the tax liability is determined based on non-income related items such as gross sales.

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

The following financial items have been added back to net income when calculating EBITDA:

•	Interest expense;

•	Income tax expense;

•	Depreciation; and

•	Amortization.

The following additional financial items have been added back to net income when calculating Adjusted EBITDA:

•	Stock-based compensation;

•	Acquisition and integration–related expenses;

•	Contingent consideration write-off;

•	Fair value step-up on acquired inventories;

•	Restructuring expenses;

•	Other (net).

Reconciliations of net income to EBITDA and Adjusted EBITDA were as follows:

	(In Thousands)		(In Thousands)
	Three Months Ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net (loss) income	$(7,411)	$4,664	$(7,853)	$6,501
Depreciation and amortization (1)	5,457	4,943	11,004	9,734
Intangible asset impairment (2)	—	4,222	—	4,222
Interest expense (3)	13,595	4,044	17,854	8,157
Income tax (benefit) expense	(1,787)	2,683	(1,803)	3,286
EBITDA	9,854	20,556	19,202	31,900
Stock-based compensation	540	625	1,022	1,203
Acquisition and integration expenses (4)	245	187	493	762
Restructuring expenses (5)	1,095	—	1,523	—
Contingent consideration write-off (6)	—	(7,950)	—	(7,950)
Fair Value step-up on acquired inventories	—	—	—	2,497
Other, net	326	80	254	(400)
Adjusted EBITDA	$12,060	$13,498	$22,494	$28,012

(1)	Includes amortization of intangibles and depreciation expense.

(2)	In the quarter ended June 30, 2013, a triggering event occurred which resulted in the impairment of the definite lived D3 trade name asset of $4,222.

(3)
In the three and six months ended June 30, 2014, interest expense includes $793 related to the termination of interest rate derivatives and $8,340 related to the write-off of debt issuance cost associated with the modification of the Company's revolving credit facility and the termination of its long-term credit agreement.

(4)	Includes accounting, legal, and other expenses for acquisitions and integration.

(5)	Includes expenses associated with severance related to the Precise Machine facility closure, relocation of the Savannah, Georgia machining operations, and other employment separation activities.

(6)	The three and six months ended June 30, 2013 included a $7,950 benefit related to the write-off of contingent consideration associated with an acquisition.
Liquidity and Capital Resources

On June 19, 2014, the Company issued $250.0 million in notes and modified its revolving credit agreement while concurrently terminating its long-term credit agreement. We believe that the borrowings under these new facilities will provide the Company the financial flexibility necessary to achieve our long-range strategic goals.

The modified revolving credit facility provides for borrowings up to $90.0 million and matures June19, 2019.  Under the agreement, the co-collateral agents may establish a reserve against the facility. At June 30, 2014, the reserve established was $15.0 million, which reduced the maximum availability to $75.0 million. As of June 30, 2014, a total of $9.0 million was outstanding under the credit facility and the Company had available borrowings of approximately $66.0 million. The credit agreement for our revolving credit facility requires us to comply with certain restrictive covenants that limit our ability to incur additional debt, guarantee debt or obligations, create liens, enter into certain merger, consolidation or other reorganization transactions, make investments, sell, and lease or transfer our assets and prohibit our ability to pay dividends. The Company was in compliance with all of its covenants as of June 30, 2014.

For more information on the Company's debt structure, please see Note 6 - Long-term Debt and Capital Lease Obligations in the Notes to the Condensed Consolidated Financial Statements under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

During the first six months of 2014, operating activities provided $14.9 million in cash, compared to $17.6 million cash used in the first six months of 2013.  Net cash provided by operating activities for the first six months of 2014 was favorably impacted by collection of a $13.5 million milestone payment on the KC-390 program and decreases in inventory of $4.3 million primarily related to a decrease in overall inventory spend. Net cash used by operating activities for the first six months of 2013 was unfavorably impacted by increases in unbilled revenue, trade accounts receivable, capitalized contract costs and product inventories. The increase of $12.0 million in unbilled revenue and $6.1 million in capitalized contract costs in 2013 reflected additional investments in tooling for a new development program. The $7.4 million increase in trade receivables in 2013 was due to continued sales growth. The $8.8 million increase in product inventories was necessary to meet expected delivery rate increases later in 2013.

Net cash used for investing activities was $6.8 million for the first six months of 2014, compared to $16.0 million for the first six months of 2013.  Cash used in the first six months of 2014 included $3.0 million on machinery and equipment in support of new production contracts. Cash used in the first six months of 2013 funded construction of a building in Tulsa, Oklahoma in support of a new program and the purchase a corporate aircraft.

Net cash used by financing activities of $7.9 million in the first six months of 2014 reflects net paydowns under the Company’s revolving credit facility of $27.0 million, payments on the term loan of $222.2 million and other debt repayments of $2.0 million. In addition, in the first six months of 2014, the Company received proceeds from the issuance of notes payable of $250.0 million and paid debt issuance costs of $6.7 million. This compares to net cash provided of $31.8 million in the first six months of 2013, which primarily resulted from borrowings against the Company's revolving credit facility of $28.0 million and proceeds from issuance of debt related to the Company financing of a building in Tulsa, Oklahoma and purchase of a corporate aircraft.
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

 Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2014. Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

We are involved in various legal proceedings that arise in the ordinary course of our business, as well as other matters that are or could become material under SEC regulations. Information regarding these other matters is disclosed in Note 15 - Legal Contingencies in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference. During the period covered by this Quarterly Report on Form 10-Q, there were no material developments with respect to the matters previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 or in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 1A.	Risk Factors.

This Form 10-Q should be read together with Part I, Item 1A “RISK FACTORS” in our 2013 Form 10-K, which describes various risks and uncertainties to which we are or may become subject. The following includes material changes to, and amends [and supplements], such risks and uncertainties previously disclosed in our 2013 Form 10-K and other period reports filed with the SEC. These risks and uncertainties could, directly or indirectly, adversely affect our business, financial condition, results of operations, cash flows, strategies and/or prospects.

Risks Related to the Company and Industry

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations, including the notes, depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on the notes or any other indebtedness we may assume from time to time.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. Our current revolving credit facility restricts our ability to dispose of assets and use the proceeds from any such dispositions. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

Demand for our defense-related products depends upon government spending.

A material portion of our sales are derived from the military market. The military market is largely dependent upon government budgets, particularly the U.S. defense budget. The funding of government programs is subject to Congressional appropriation and the possibility of sequestration. Although multi-year contracts may be authorized in connection with major procurements, the U.S. Congress generally appropriates funds on a fiscal year basis even though a program may be expected to continue for several years. Consequently, programs, including those that require our components, may be only partially funded or may never enter full-scale production as expected. As a result, future U.S. defense spending may not be allocated to programs that would benefit our business or at levels that we had anticipated. A decrease in levels of defense spending or the government's termination of, or failure to fully fund, one or more of the contracts for the programs in which we participate would adversely impact our revenues and cash flow.

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

We derived the majority of our revenue from the sale of services and components for the aerospace industry. Consequently, our business is directly affected by certain characteristics of and trends in the aerospace industry or general economic conditions that affect our customers, such as:

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

Our operations are subject to extensive and frequently changing federal, state and local laws and substantial regulation by government agencies, including the U.S. Environmental Protection Agency (“EPA”), the U.S. Occupational Safety and Health Administration (“OSHA”), the FAA, and the DoD. Among other matters, these agencies impose requirements that:

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

We are involved with the Attorney General of the State of Missouri with respect to allegations of violations of certain state environmental regulations by Ozark Mountain Technologies (“OMT”), our subsidiary located in Cuba, Missouri. We are involved with the EPA and Missouri Department of Natural Resources with respect to other possible instances of environmental non-compliance that we voluntary reported following our voluntary, comprehensive internal audit of OMT’s facility.

We are involved with the EPA and the U.S. Department of Justice (“DoJ”) with respect to an investigation into allegations of low pH wastewater releases at OMT’s facility (the “Waste Water Allegations”). On May 6, 2014, we received information from DoJ that DoJ is prepared to move forward with a one count indictment naming OMT as a defendant. DoJ has also advised that the alleged violations may subject us to fines. We cannot, however, estimate the amount of such fines at this time because we do not have sufficient information regarding the allegations. Based on the information we do have, we continue to believe the Waste Water Allegations do not have substantial merit and are seeking to work with DoJ to reach a resolution of this matter. Any charges filed, monetary sanctions imposed or other actions taken by any of these agencies could result in a material adverse effect on us.

For more information on the matters discussed above, please see Note 15 - Legal Contingencies in the Notes to the Condensed Consolidated Financial Statements under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

We are also subject to U.S. Export Regulations, including the Arms Export Control Act, associated International Traffic in Arms Regulations and Export Administration Regulations and the Foreign Corrupt Practices Act. Failure to comply with such regulations could result in substantial fines, significant time and costs related to training personnel for cause and corrective action, penalties and limit our ability to export certain products.

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

Risks Related to our Indebtedness

Our substantial level of indebtedness may adversely affect our cash flow and our ability to operate our business.

As of June 30, 2014, we had $289.4 million of total debt outstanding, including the notes of $250.0 million and $9.0 million of borrowings under our current revolving credit facility.

Our substantial level of indebtedness could have important consequences to you and significant effects on our business, including the following:

•
we must use a substantial portion of our cash flow from operations to pay interest on the notes and our other indebtedness, which will reduce the funds available to use for operations and other purposes including our other financial obligations;

•	our ability to obtain additional financing for working capital, capital expenditures, strategic acquisitions or general corporate purposes may be impaired;

•	we could be at a competitive disadvantage compared to our competitors that may have proportionately less debt;

•	our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited;

•	our ability to fund a change of control offer may be limited; and

•	we may be more vulnerable to economic downturns and adverse developments in our business.

We expect to obtain the funds to pay our expenses and to repay our indebtedness primarily from our operations. Our ability to meet our expenses and make these payments therefore depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future, and our currently anticipated growth in revenue and cash flow may not be realized, either or both of which could result in our being unable to repay indebtedness, including the notes, or to fund other liquidity needs. If we do not have enough funds, we may be required to refinance all or part of our then existing debt, sell assets or borrow more funds, which we may not be able to accomplish on terms acceptable to us, or at all. In addition, the terms of existing or future debt agreements may restrict us from pursuing any of these alternatives.

The indenture governing the notes imposes significant operating and financial restrictions, which may prevent us from pursuing certain business opportunities and taking certain actions that may be potentially profitable or in our best interests.

The indenture governing the notes imposes, and future debt agreements may impose, operating and financial restrictions on us. These restrictions limit or prohibit, among other things, our ability to:

•	incur or guarantee additional indebtedness or issue certain preferred stock;

•	make certain investments or acquisitions;

•	issue stock of subsidiaries;

•	grant or permit certain liens on our assets;

•	enter into certain transactions with affiliates;

•	pay dividends, redeem subordinated debt or make other restricted payments;

•	merge, consolidate or transfer substantially all of our assets;

•	transfer, sell or acquire assets, including capital stock of our subsidiaries; and

•	change the business we conduct.

These covenants could adversely affect our ability to finance our future operations or capital needs, withstand a future downturn in our business or the economy in general, engage in business activities, including future opportunities that may be in our interest, and plan for or react to market conditions or otherwise execute our business strategies. A breach of any of these covenants could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders or holders of such indebtedness could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness. Acceleration of our other indebtedness could result in a default under the terms of the Indenture. There is no guarantee that we would be able to satisfy our obligations if any of our indebtedness is accelerated.

Our current revolving credit facility contains financial covenants and other restrictive covenants that limit our flexibility. We may not be able to comply with these covenants, which could result in the amounts outstanding under our current revolving credit facility becoming immediately due and payable.

Our current revolving credit facility requires us to comply with certain financial covenants based on outstanding amounts. Accordingly, if our performance significantly worsens, we could become non-compliant with such covenants. If we fail to meet any covenants in our current revolving credit facility and cannot secure a waiver of such failure, the lenders under current revolving credit facility would be entitled to exercise various rights, including causing the amounts outstanding to become immediately due and payable.

In addition, our current revolving credit facility contains other restrictive covenants, including covenants that limit and in some circumstances prohibit, our ability to, among other things, incur additional debt, sell, lease or transfer our assets, pay dividends, make investments, loans, advances and acquisition, engage in sale-leaseback transactions, guarantee debt or obligations, create liens, enter into transactions with our affiliates and enter into certain merger, consolidation or other reorganization transactions.

We would also be subject to requirements to make mandatory prepayments, with no reduction of the commitment amount, with the net proceeds of certain asset sales and debt issuances. These restrictions could limit our ability to obtain future financing, make acquisitions or needed capital expenditures, withstand the current or future downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise, any of which could place us at a competitive disadvantage relative to our competitors that have less debt and are not subject to such restrictions.

Due to many factors beyond our control, we may not be able to generate sufficient cash to service all of our indebtedness, including the notes, and meet our other ongoing liquidity needs, and we may be forced to take other actions to satisfy our obligations under our debt agreements, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations and to fund any future capital expenditures and meet our other ongoing liquidity needs depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions, fluctuations to such conditions, and to certain financial, business and other factors beyond our control. Our business may not generate sufficient cash flow from operations in the future and our currently anticipated levels of revenue and cash flow may not be realized, either or both of which could result in our being unable to repay the principal, premium, if any, and interest on our indebtedness, including borrowings under our new revolving credit facility and the notes.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness, including our indebtedness under our new revolving credit facility and the notes. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time and may require our lenders’ consent, which we may not be able to obtain. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous borrowing covenants, which could further restrict our business operations. In addition, any failure to make payments of principal and interest on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Charles and State of Missouri on the 7th day of August, 2014.

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

4.1
Indenture dated as of June 19, 2014, by and among the Company, the Guarantors named therein, and U.S. Bank National Association, as Indenture Trustee and as Collateral Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8‑K filed on June 20, 2014).

4.2
Forms of 7.375% Senior Secured Notes due 2019 (included as exhibits to the Indenture identified in Exhibit 4.1 above) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8‑K filed on June 20, 2014).

4.3
Notes Collateral Agreement dated as of June 19, 2014, by and among the Company, the domestic Guarantors, and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8‑K filed on June 20, 2014).

4.4
Notes Intellectual Property Security Agreement dated as of June 19, 2014, by and among the Company, certain Guarantors named therein, and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8‑K filed on June 20, 2014).

4.5
Registration Rights Agreement dated as of June 19, 2014, by and among the Company, the Guarantors named therein and RBC Capital Markets, LLC, on behalf of itself and as representative of the other initial purchasers named therein (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8‑K filed on June 20, 2014).

4.6
Intercreditor Agreement dated as of June 19, 2014, by and between Royal Bank of Canada, as First-Lien Collateral Agent, and U.S. Bank National Association, as Second-Lien Collateral Agent (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8‑K filed on June 20, 2014).

10.1
Credit Agreement dated as of June 19, 2014, by and among the Company, the Guarantors named therein, the lenders party thereto, Royal Bank of Canada, as Administrative Agent and Co-Collateral Agent, and Wells Fargo Bank, National Association, as Syndication Agent and Co-Collateral Agent (including the forms of Revolver Collateral Agreement, Guarantee Agreement and Revolver Intellectual Property Security Agreement attached as exhibits thereto) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed on June 20, 2014).

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