Form 10-Q
period 2014-09-30
LMI AEROSPACE INC
filed 2014-11-06
CIK 1059562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014.
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

On November 3, 2014, there were 12,698,070 shares of our common stock, par value $0.02 per share, outstanding.

LMI AEROSPACE, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDING SEPTEMBER 30, 2014

PART I.  FINANCIAL INFORMATION

 PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
LMI Aerospace, Inc. Condensed Consolidated Balance Sheets (Amounts in thousands, except share and per share data) (Unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$2,460	$1,572
Accounts receivable, net	64,739	72,853
Inventories	111,099	113,178
Prepaid expenses and other current assets	7,077	4,411
Deferred income taxes	3,228	2,693
Total current assets	188,603	194,707

Property, plant and equipment, net	96,477	103,375
Goodwill	113,223	113,223
Intangible assets, net	52,072	55,465
Other assets	13,851	13,281
Total assets	$464,226	$480,051

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$20,620	$19,388
Accrued expenses	23,793	19,082
Current installments of long-term debt and capital lease obligations	3,142	5,242
Total current liabilities	47,555	43,712

Long-term liabilities:
Long-term debt and capital lease obligations, less current installments	269,571	285,369
Other long-term liabilities	2,997	3,915
Deferred income taxes	3,944	2,911
Total long-term liabilities	276,512	292,195

Shareholders’ equity:
Common stock, $0.02 par value per share; authorized 28,000,000 shares; issued 13,089,600, and 12,873,208 shares at September 30, 2014 and December 31, 2013, respectively	261	257
Preferred stock, $0.02 par value per share; authorized 2,000,000 shares; none issued at either date	—	—
Additional paid-in capital	94,941	92,692
Accumulated other comprehensive income (loss)	(89)	(507)
Treasury stock, at cost, 32,162 and 22,321 shares at September 30, 2014 and December 31, 2013, respectively	(401)	(202)
Retained earnings	45,447	51,904
Total shareholders’ equity	140,159	144,144
Total liabilities and shareholders’ equity	$464,226	$480,051

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc. Condensed Consolidated Statements of Comprehensive Income (Loss) (Amounts in thousands, except share and per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales and service revenue
Product sales	$81,693	$81,076	$245,349	$246,343
Service revenue	15,642	23,580	53,674	69,844
Net sales	97,335	104,656	299,023	316,187
Cost of sales and service revenue
Cost of product sales	61,535	63,579	195,170	192,309
Cost of service revenue	13,757	20,659	45,215	61,565
Cost of sales	75,292	84,238	240,385	253,874
Gross profit	22,043	20,418	58,638	62,313

Selling, general and administrative expenses	14,615	13,783	41,770	41,862
Contingent consideration write-off	—	—	—	(7,950)
Intangible asset impairment	—	—	—	4,222
Restructuring expense	765	—	2,288	—
Income from operations	6,663	6,635	14,580	24,179

Other (expense) income:
Interest expense	(5,946)	(4,328)	(23,800)	(12,485)
Other, net	(75)	49	205	449
Total other expense	(6,021)	(4,279)	(23,595)	(12,036)

Income (loss) before income taxes	642	2,356	(9,015)	12,143
(Benefit) provision for income taxes	(754)	281	(2,557)	3,567

Net income (loss)	1,396	2,075	(6,458)	8,576
Other comprehensive income (expense):
Change in foreign currency translation adjustment	(112)	118	(18)	(19)
Reclassification adjustment for losses on interest rate hedges included in net earnings, net of tax of $0, $0, $157 and $0	—	—	278	—
Unrealized gain/(loss) arising during period from interest rate hedges, net of tax of $0, ($89), $0 and ($93)	—	(153)	—	(163)
Total comprehensive income (loss)	$1,284	$2,040	$(6,198)	$8,394

Amounts per common share:
Net income (loss) per common share	$0.11	$0.16	$(0.51)	$0.68

Net income (loss) per common share assuming dilution	$0.11	$0.16	$(0.51)	$0.67

Weighted average common shares outstanding	12,740,034	12,617,121	12,704,568	12,604,033

Weighted average dilutive common shares outstanding	12,887,363	12,718,807	12,704,568	12,710,396

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc. Condensed Consolidated Statements of Cash Flows (Amounts in thousands) (Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net (loss) income	$(6,458)	$8,576
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	17,002	15,230
Stock based compensation	1,442	1,204
Intangible asset impairment	—	4,222
Contingent consideration write-off	—	(7,950)
Debt issuance cost write-off	8,464	—
Payments to settle interest rate derivatives	(793)	—
Deferred taxes	147	3,091
Other noncash items	(87)	(326)
Changes in operating assets and liabilities:
Accounts receivable	8,187	(17,835)
Inventories	2,079	(22,698)
Prepaid expenses and other assets	2,003	233
Current income taxes	(2,899)	(29)
Accounts payable	785	(4,951)
Accrued expenses	6,144	2,637
Net cash provided (used) by operating activities	36,016	(18,596)
Investing activities:
Additions to property, plant and equipment	(10,302)	(21,230)
Proceeds from sale of property, plant, and equipment	981	1,942
Net cash used by investing activities	(9,321)	(19,288)
Financing activities:
Proceeds from issuance of debt	250,000	6,160
Principal payments on long-term debt and notes payable	(231,898)	(4,766)
Advances on revolving line of credit	60,000	112,000
Payments on revolving line of credit	(96,000)	(78,000)
Payments for debt issuance cost	(7,881)	—
Other, net	(28)	(304)
Net cash (used) provided by financing activities	(25,807)	35,090
Net increase (decrease) in cash and cash equivalents	888	(2,794)
Cash and cash equivalents, beginning of period	1,572	4,347
Cash and cash equivalents, end of period	$2,460	$1,553
Supplemental disclosure of noncash transactions:
Purchase adjustment of acquisition	—	1,219
Defined contribution plan funding in Company stock	$848	$901

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2014

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair representation have been included.  Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the  Annual Report on Form 10-K of LMI Aerospace, Inc. (the "Company”) for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 17, 2014.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under the new guidance, management will be required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2014

certain circumstances. The provisions of this ASU are effective for annual periods beginning after December 15, 2016, and for annual and interim periods thereafter. This ASU is not expected to have an impact on our financial statements or disclosures.

2.	Accounts Receivable, Net

Accounts receivable, net consists of the following:

	September 30, 2014	December 31, 2013
Trade receivables	$54,980	$66,292
Unbilled revenue	7,368	4,671
Other receivables	2,636	2,070
	64,984	73,033
Less: Allowance for doubtful accounts	(245)	(180)
Accounts receivable, net	$64,739	$72,853

Under contract accounting, unbilled revenues arise when the sales or revenues based on performance attainment, though appropriately recognized, cannot be billed yet under terms of the contract as of the balance sheet date. Included in unbilled revenue at September 30, 2014 and December 31, 2013 are $424 and $2,034, respectively, related to unpriced change orders or claims that are subject to negotiation. The final resolution of these unpriced items could result in a change in the revenue recognized to date on the associated contracts.

Accounts receivable expected to be collected after one year is not material.

The Company records changes in contract estimates using the cumulative catch-up method in accordance with the Revenue Recognition topic of the FASB Accounting Standards Codification.  Cumulative catch-up adjustments had the following impacts to operating income for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Favorable adjustments	$4,898	$397	$5,620	$106
Unfavorable adjustments	(545)	(522)	(727)	(1,155)
Net favorable (unfavorable) operating income adjustments	$4,353	$(125)	$4,893	$(1,049)

The Company was engaged in a contract at December 31, 2013 where estimated costs exceeded total contract revenue. A change has been agreed to that resulted in the favorable settlement of an unpriced change order related to this contract. In addition, the Company secured more favorable future material pricing with respect to this contract as engineering changes to the related assemblies had stabilized. As a result, contract costs are no longer expected to exceed revenue and the remaining related loss reserve, which was originally recorded as an adjustment to goodwill on the Valent acquisition, was reversed in the quarter ended September 30, 2014, resulting in a favorable cumulative catch up adjustment. The impact of reversing the loss reserve was $4,602 and $5,267 for the three and nine months ended September 30, 2014 and was recorded in the cost of goods sold section of the Consolidated Statements of Comprehensive Income (Loss).

3.	Inventories

Inventories consist of the following:

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2014

	September 30, 2014	December 31, 2013
Raw materials	$17,569	$17,099
Work in progress	21,729	21,605
Manufactured and purchased components	22,323	21,675
Finished goods	29,789	40,572
Product inventory	91,410	100,951
Capitalized contract costs (1)	19,689	12,227
Total inventories	$111,099	$113,178
(1) Net of a loss reserve on long-term production contracts of $0 and $2,057 as of September 30, 2014 and December 31, 2013 respectively.

Inventories include capitalized contract costs relating to programs and contracts with long-term production cycles, substantially all of which are not expected to be realized within one year.   The Company believes these amounts will be fully recovered over the life of the contracts. Anticipated losses on contracts are recognized, when required, and reported as a reduction of related contract costs recorded in inventory and as additional cost of sales. The Company was engaged in a contract at December 31, 2013 where estimated costs exceeded the total contract revenue. At December 31, 2013, a provision for the remaining estimated loss on this contract of $5,222 was reported as a reduction to inventory of $2,057 and an increase in accrued expenses of $3,165 in the Condensed Consolidated Balance Sheet. As discussed in Note 2, this loss reserve was reversed in the quarter ended September 30, 2014. At September 30, 2014 the Company is no longer engaged in any contracts that would require it to record a loss reserve.

4.	Goodwill and Intangible Assets

Goodwill

The following table summarizes the net carrying amount of goodwill by segment at September 30, 2014 and December 31, 2013, respectively:

			Engineering
	Aerostructures		Services		Total
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2014	2013	2014	2013	2014	2013
Balance at:
Gross Goodwill	$141,953	$141,953	$50,741	$50,741	$192,694	$192,694
Accumulated impairment loss	(79,471)	(79,471)	—	—	(79,471)	(79,471)
Net Goodwill	$62,482	$62,482	$50,741	$50,741	$113,223	$113,223

The December 2012 acquisition of Valent Aerostructures, LLC ("Valent") accounted for $56,288 of the net goodwill balance at September 30, 2014 and December 31, 2013. A goodwill impairment charge of $73,528 was recorded in the fourth quarter of 2013 related to the Valent acquisition. The fair value for the remaining net goodwill in the Aerostructures segment of $6,194 exceeded its carrying value at December 31, 2013. Net goodwill at September 30, 2014 and December 31, 2013 also included an impairment charge of $5,943, for an acquisition that was fully impaired.

The fair value of the net goodwill in Engineering Services exceeded its carrying value at December 31, 2013.

The carrying value of goodwill is assessed at least annually, during the fourth quarter, unless a triggering event occurs, and an impairment charge is recorded if appropriate.  In the quarter and nine months ended September 30, 2014, no triggering event occurred that would cause the Company to assess the carrying value of goodwill.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2014

 Intangible Assets

Intangible assets primarily consist of trademarks and customer intangibles.  The carrying values were as follows:

	September 30, 2014	December 31, 2013
Trademarks	$778	$778
Customer intangible assets	68,991	68,991
Other	1,274	1,481
Accumulated amortization	(18,971)	(15,785)
Intangible assets, net	$52,072	$55,465

Intangibles amortization expense was $1,131 and $1,162 for the three months ended September 30, 2014 and 2013, respectively and $3,393 and $3,485 for the nine months ended September 30, 2014 and 2013, respectively. The accumulated amortization balances at September 30, 2014 and December 31, 2013, respectively, were $628 and $475 for trademarks, $17,675 and $14,555 for customer intangible assets, and $668 and $755 for other intangible assets.   Valent intangible assets are amortized on the straight-line method as this approximates the pattern of economic benefit of each intangible asset.  All other remaining intangible assets are not material.

The Company has experienced a slowdown in the demand for design engineering services over the past few quarters, which the Company believes is cyclical in nature.  This cyclical demand has led to lower than originally expected revenue. Despite the reduction in revenue, this segment realized growth in profitability in the first two quarters of 2014 as the Company removed, and continues its efforts to remove, costs from the segment.  The segment also generated significant cash flow during the first nine months of 2014. However, in the quarter ended September 30, 2014, the segment recognized significantly lower sales and gross margin when compared to each of the last four quarters. If the segment were to continue to recognize the revenues and margins experienced in the third quarter of 2014, it could lead to a triggering event and potential impairment for intangible assets and goodwill.

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

5.	Other Assets

Other assets consist of the following:

	September 30, 2014	December 31, 2013
Debt issuance cost, net (1)	$8,929	$11,094
Asset held for sale (2)	2,925	—
Other	1,997	2,187
Total other assets	$13,851	$13,281

(1) In the nine months ended September 30, 2014, the Company refinanced its texisting long term indebtedness, which resulted in the settlement and termination of its then existing credit agreement. As a result of this refinancing and other retirements of debt, unamortized debt issuance costs of $124 and $8,464 were written off and recognized as interest expense in the three and nine months ending September 30, 2014. As part of the refinancing, the Company issued second priority senior secured notes and concurrently modified its revolving credit agreement. Debt issuance costs of $7,954 were incurred as a result of these transactions and are being amortized over the term of the notes and revolving credit agreement, which is five years.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2014

(2) Represents the fair value, less costs to sell, of the Company aircraft. The aircraft was recorded in property, plant, and equipment, net in prior periods. The carrying value of the aircraft was reduced to its net realizable value of $2,925 with a charge of $421 in the quarter ended September 30, 2014, which is reflected in selling, general, and administration expenses in the Condensed Consolidated Statement of Comprehensive Income (Loss).

6.	Long-term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following:

	September 30, 2014	December 31, 2013

Second priority senior secured notes at a fixed rate of 7.375% at September 30, 2014	$245,000	$—
Term loan under credit agreement, variable	—	222,750
Revolver under credit agreement, variable	—	36,000
Missouri IRBs at fixed rate of 2.80% at September 30, 2014 and December 31, 2013	7,441	7,756
Capital leases, at fixed rates ranging from 2.04% to 7.73% at September 30, 2014 and December 31, 2013, respectively	13,605	14,572
Notes payable, principal and interest payable monthly, at fixed rates up to 3.60% at September 30, 2014 and December 31, 2013, respectively (1)	6,667	9,533
Total debt	$272,713	$290,611
Less current installments	3,142	5,242
Total long-term debt and capital lease obligations	$269,571	$285,369

(1) During the quarter ended September 30, 2014, the Company settled a mortgage in cash in the amount of $2,109.

On June 19, 2014, the Company issued $250,000 in second-priority senior secured notes maturing on June 19, 2019. During the quarter ended September 30, 2014, the Company repurchased and retired $5,000 of the outstanding notes at a premium of 1.125%, plus accrued interest. Obligations under these notes are secured by substantially all of the Company’s assets and bear interest at 7.375%, paid semi-annually in January and July, with interest payments commencing in January of 2015. Also, on June 19, 2014, the Company used the proceeds from the issuance of these notes to settle and terminate its existing term loan and also modified its revolving credit agreement.

The modified revolving credit agreement provides for a revolving credit facility of up to $90,000.  Under the agreement, the co-collateral agents may establish a reserve against the facility. At September 30, 2014, the reserve established was $15,000, which reduced the maximum availability to $75,000. Based on the amount of eligible assets at September 30, 2014, available borrowings were further reduced to $60,385. The maximum amount, less reserves, available for borrowing at levels below $30,000 are based on a sum of 45% of eligible receivables, 30% of eligible inventories and an additional amount of eligible equipment up to 20% of total borrowings under the facility. The maximum amount, less reserves, available for borrowing at levels above $30,000 are based on a sum of 75% of eligible receivables, 45% of eligible inventories and an additional amount of eligible equipment up to 20% of total borrowings under the facility. Borrowings under the facility are secured by a first lien on substantially all of the Company’s assets and bear interest at either the LIBOR rate plus a margin of 3.00% to 3.50% or the alternate base rate (“ABR”) which is the highest of the following plus a margin of 2.00% to 2.50%, respectively, with the applicable margins for the revolving credit facility subject to a grid based on the average availability ratio of the Company for the most recently completed quarter:

•Prime rate,
•Federal funds rate plus 0.5%, or,
•The adjusted Eurodollar rate for an interest period of one month plus 1%.

For the quarter ended September 30, 2014, the actual interest rate incurred for the revolving credit facility was 4.1%.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2014

The Company is required to pay a commitment fee of between 0.375% and 0.5% per annum on the unused portion of the revolving credit facility, depending on the average revolver usage during the period as compared to the total available borrowings under the facility. At September 30, 2014, the commitment fee required was 0.5%.

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

At September 30, 2014, the Company was in compliance with all of its covenants and expected to be in compliance with its covenants in future periods.  If the Company fails to meet any covenants in the credit facility, the Company would not be in compliance with its credit agreement and the lenders would be entitled to exercise various rights, including causing the amounts outstanding under the revolving credit facility to become immediately due and payable.

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

There were no transfers between levels during the three months ended September 30, 2014 and the year ended December 31, 2013.

The Company terminated and settled its interest rate derivatives on June 19, 2014 in conjunction with the settlement of its then existing credit agreement, which had a variable interest rate.

At September 30, 2014, the Company aircraft was listed for sale. The fair value of the aircraft was recorded in other assets in the Condensed Consolidated Balance Sheet at September 30, 2014.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2014

Assets/Liabilities at Fair Value as of September 30, 2014
Recurring Fair Value Measurements:	Total	(Level 1)	(Level 2)	(Level 3)
Asset:
Interest rate derivatives (1)	$—	$—	$—	$—
Asset held for sale (2)	$2,925	$—	$2,925	$—
Liabilities:
Interest rate derivatives (1)	$—	$—	$—	$—

	Assets/Liabilities at Fair Value as of December 31, 2013
Recurring Fair Value Measurements:	Total	(Level 1)	(Level 2)	(Level 3)
Asset:
Interest rate derivatives (1)	$18	$—	$18	$—

Liabilities:
Interest rate derivatives (1)	$392	$—	$392	$—

(1)	The fair values of interest rate derivatives are the amount the Company would receive or pay to terminate the contracts, considering quoted market prices of comparable agreements. (Also see Note 8)

(2)	Represents the fair value, less costs to sell, of the Company aircraft.

8.	Derivative Financial Instruments

On June 19, 2014, the Company terminated and settled its interest rate derivatives in conjunction with the settlement of its then existing credit agreement, which had a variable interest rate. This settlement resulted in a charge of $793 to interest expense in the Condensed Consolidated Statements of Comprehensive Income (Loss) in the nine months ended September 30, 2014. Prior to this termination and in compliance with the credit agreement, the Company purchased option and swap derivative contracts to hedge against the potential impact on earnings from an increase in market interest rates associated with the interest payments on its variable rate term credit facility.  The objective of the hedge transactions was to reduce the variability of cash flows due to changes in the designated benchmark interest rate on the term debt.  The derivatives were recognized in the Condensed Consolidated Balance Sheet as current assets and liabilities at fair value as follows:

Derivative Asset and Liability	Location in Condensed Consolidated Balance Sheet	September 30, 2014	December 31, 2013
Derivative designated as hedging instrument:
Interest rate purchased option fair value	Other current assets	$—	$18
Derivative designated as hedging instrument:
Interest rate swap fair value	Other long term liabilities	$—	$392

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

The following amounts are included in OCI and earnings for the three and nine months ended September 30, 2014:

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2014

Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in AOCI, net of tax, on Derivative (Effective Portion)	Amount of (Gain) Loss Reclassified from AOCI into Income (Effective Portion)
Three Months Ended September 30, 2014
Interest rate derivatives	$—	$—

Nine Months Ended September 30, 2014
Interest rate derivatives	$—	$793

9.	Earnings Per Common Share

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerators
Net income (loss)	$1,396	$2,075	$(6,458)	$8,576
Denominators
Weighted average common shares - basic	12,740,034	12,617,121	12,704,568	12,604,033

Dilutive effect of restricted stock	147,329	101,686	—	106,363

Weighted average common shares - diluted	12,887,363	12,718,807	12,704,568	12,710,396

Basic earnings (loss) per share	$0.11	$0.16	$(0.51)	$0.68

Diluted earnings (loss) per share	$0.11	$0.16	$(0.51)	$0.67

For the nine months ended September 30, 2014, 145,710 shares are not included in the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive. These securities could be dilutive in future periods.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2014

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

A summary of the activity for non-vested restricted stock awards under the Plan is presented below:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	219,751	$19.74
Granted	172,611	14.07
Vested	(69,046)	18.58
Forfeited	(34,091)	17.95
Outstanding at September 30, 2014	289,225	$16.85

Common stock compensation expense related to restricted stock awards granted under the Plan was $765 and $451 for the three months ended September 30, 2014 and 2013, respectively, and $1,442 and $1,204 for the nine months ended September 30, 2014 and 2013, respectively.

Total unrecognized compensation costs related to non-vested, share-based awards granted or awarded under the Plan were $2,560 and $1,857 at September 30, 2014 and December 31, 2013, respectively.  These costs are expected to be recognized over a weighted average period of 1.7 years and 1.2 years, respectively.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2014

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

Corporate assets, liabilities and expenses related to the Company's corporate offices, except for interest expense and income taxes, primarily support, and are recorded in, the Aerostructures segment. The table below presents information about reported segments on the same basis used internally to evaluate segment performance:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net sales:
Aerostructures	$82,914	$85,075	$249,101	$252,844
Engineering Services	14,714	20,206	51,235	65,373
Eliminations	(293)	(625)	(1,313)	(2,030)
	$97,335	$104,656	$299,023	$316,187

Income from operations:
Aerostructures	$7,888	$6,015	$14,010	$27,095
Engineering Services	(1,216)	742	666	(2,933)
Eliminations	(9)	(122)	(96)	17
	$6,663	$6,635	$14,580	$24,179

12.	Customer Concentration

Direct sales, through both of the Company’s business segments, to our largest customer, Spirit Aerosystems (“Spirit”), accounted for 34.4% and 28.4% of the Company’s total revenues for the three months ended September 30, 2014 and 2013, respectively. Direct sales to Spirit accounted for 33.7% and 28.8% of the Company's total revenues for the nine months ended September 30, 2014 and 2013, respectively. Accounts receivable balances related to Spirit were 33.1% and 27.8% of the Company’s total accounts receivable balance at September 30, 2014 and December 31, 2013, respectively.

Direct sales, through both of the Company’s business segments, to our second largest customer, Gulfstream Aerospace Corporation, a General Dynamics company (“Gulfstream”), accounted for 14.3% and 10.9% of the Company’s total revenues for the three months ended September 30, 2014 and 2013, respectively. Direct sales to Gulfstream accounted for 15.3% and 14.8% of the Company's total revenues for the nine months ended September 30, 2014 and 2013, respectively.  Accounts receivable balances related to Gulfstream were 11.6% and 8.5% of the Company’s total accounts receivable balance at September 30, 2014 and December 31, 2013, respectively.

Direct sales, through both of the Company’s business segments, to our third largest customer, The Boeing Company (“Boeing”), accounted for 10.0% and 12.8% of the Company’s total revenues for the three months ended September 30, 2014 and 2013, respectively. Direct sales to Boeing accounted for 10.9% and 15.2% of the Company's total revenues for the nine months ended September 30, 2014 and 2013, respectively.  Accounts receivable balances resulting from direct sales to Boeing were 5.7% and 5.7% of the Company’s total accounts receivable balance at September 30, 2014 and December 31, 2013, respectively.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2014

13.	Income Taxes

The Company recognized an income tax benefit, net for the three and nine months ended September 30, 2014 of $754 and $2,557, respectively. The Company recognized income tax expense for the three and nine months ended September 30, 2013 of $281 and $3,567, respectively. The Company's tax benefit in the three and nine months ended September 30, 2014 reflects the tax benefit of $295 and $2,877, respectively, anticipated with the decision to carry back the net operating loss recognized in 2013. The Company has established a valuation allowance on tax benefits generated in the current year, which is adjusted on a quarterly basis. The tax expense recorded in the current year periods reflects the taxes due in states where the Company generated taxable income and an increase in deferred tax liabilities related to an indefinite lived intangible asset.

14.	Restructuring

During the fourth quarter of 2013, the Company committed to a restructuring plan that resulted in the closure of its Precise Machine facility located in Fort Worth, Texas. As a result, the Company recognized severance expense of $453 in the year ended December 31, 2013 related to the closure. A restructuring benefit of $18 and expense of $287 were recognized by the Company in the three and nine months ended September 30, 2014. These restructuring benefits and expenses were reflected in the selling, general, and administrative section on a separate line of the Condensed Consolidated Statements of Comprehensive Income (Loss). The Company completed this restructuring plan in the second quarter of 2014.

In addition, on January 23, 2014, the Company announced plans to relocate the work performed relative to machining operations at its Savannah, Georgia facility to other locations within the company. As a result, severance expense of $0 and $47 was recognized in the three and nine months ended September 30, 2014. These restructuring expenses were reflected in the selling, general, and administrative section on a separate line of the Consolidated Statements of Comprehensive Income (Loss). The Company completed this restructuring plan in the second quarter of 2014.

In the three and nine months ended September 30, 2014, the Company recognized additional severance expense of $783 and $1,954 relative to other employment separation activities. These activities are part of the Company's overall reorganization and cost reduction initiatives. These restructuring expenses were reflected in the selling, general, and administrative section on a separate line of the Consolidated Statements of Comprehensive Income (Loss).

Cash payments were made associated with these restructuring plans of $253 and $1,441 in the three and nine months ended September 30, 2014, respectively.

The following table summarizes the incurred and expected charges associated with these restructuring activities:

	Expense	Remaining	Total Expense
	Incurred through	Expense to be	Expected to be
	September 30, 2014	Incurred	Incurred
		(In Thousands)
Employee severance arrangement - Precise closure	$615	$—	$615
Employee severance arrangement - Savannah	47	—	47
Other employee severance arrangements	1,954	—	1,954
Lease termination costs - Precise closure	124	—	124
Total	$2,740	$—	$2,740

In addition to the restructuring expenses detailed in the table above, the Company incurred and recognized additional project expenses of approximately $364 as of September 30, 2014, associated with the integration of work previously performed at the Precise Machine facility. The Company also incurred and recognized approximately $500 in other project costs as of September 30, 2014, largely related to accelerated depreciation on property, plant and equipment at its Savannah facility. These expenses are recognized in the cost of sales and selling, general, and administrative expense in the Consolidated Statements of Comprehensive Income (Loss).

The following table summarizes restructuring activity related to the Precise Machine facility closure, the Savannah machining relocation, and other employee separation activities:

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2014

Employee
Severance

Accrued restructuring balance as of December 31, 2013	$422
Accrual additions	2,281
Cash payments	(1,441)
Accrued restructuring balance as of September 30, 2014	$1,262

Accrued restructuring of $1,262 at September 30, 2014 is expected to be paid over the next three quarters.

15.	Legal Contingencies

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

As of September 30, 2014, the Company is the subject of proceedings by the Environmental Protection Agency (“EPA”) and Department of Justice ("DoJ") as a result of allegations of low pH wastewater releases at the facility of Ozark Mountain Technologies ("OMT"), a subsidiary of the Company located in Cuba, Missouri, (the "Waste Water Allegations") and could become the subject of proceedings by the EPA as a result of the Voluntarily Disclosed Matters (as defined in the Company's 2013 Form 10-K, Part I, Item 1. Business, Governmental Regulations and Environmental Compliance) related to OMT.

On May 6, 2014, the Company first received information from DoJ that indicated DoJ is prepared to move forward with a one count indictment naming OMT as a defendant with respect to the Waste Water Allegations. DoJ also advised that the alleged violations may subject the Company to fines. The full extent of the actions to be taken by DoJ related to the Waste Water Allegations remains uncertain, but it is probable the Company will incur losses related to these issues.

Based on more recent discussions with the DoJ, the Company believes that an updated reasonable range for the fines, penalties and related legal fees associated with the Waste Water Allegations is from $761 to $1,000. However, there are still significant uncertainties related to the final outcome and therefore, the Company recognized the minimum value of the range of possible outcomes in the quarter ended September 30, 2014, and has established a loss contingency of $761. The Company is continuing to work with the DoJ to reach a resolution of this matter. The extent of the actions, if any, to be taken by the EPA with respect to the Voluntarily Disclosed Matters remain uncertain and the losses, if any, cannot be estimated.

As further disclosed in the Company's 2013 Form 10-K, Item 3 - Legal Proceedings, the Company believes a proceeding by the Missouri Attorney General is contemplated with respect to alleged violations of certain state environmental regulations by OMT. After consulting with legal counsel and based on the discussions the Company has had with the Missouri Attorney General’s office, the Company has established a loss contingency of $175 which represents management’s current estimate of the penalty the Missouri Attorney General is contemplating assessing on the Company.

Legal expenses, fines, and penalties recorded relative to the above matters were $462 and $996 for the three and nine months ended September 30, 2014, respectively. These expenses are reflected in selling, general, and administrative expenses in the Condensed Consolidated Statement of Comprehensive Income (Loss).

OMT became a subsidiary of the Company as a result of the Company’s acquisition of Valent in December 2012. The Company believes certain environmental representations set forth in the purchase agreement pursuant to which Valent acquired OMT, and the purchase agreement pursuant to which the Company acquired Valent, provide the Company with certain rights of indemnification with respect to the matters disclosed herein. The Company also has insurance policies that it believes covers various environmental

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2014

issues at Valent and its subsidiaries, including OMT, and breaches by Valent and OMT of their respective environmental representations and warranties in each of the purchase agreements. As a result, the Company believes its rights of indemnification and insurance coverage may provide for a recovery of some of the costs associated with the matters disclosed herein. We cannot provide any assurance, however, that we will ultimately prevail in any claim for indemnification or secure insurance proceeds from our insurance policies.

16.	Subsequent Events
On November 5, 2014, the Company committed to a restructuring plan (the “Plan”) that will result in relocation of the St. Charles machine part operations to other facilities within the Company. As part of the Plan, the St. Charles machine part operations are expected to cease in the second quarter of 2015. Necessary equipment and assets used in these machining operations will be relocated to other facilities.
The Company estimates that it will incur aggregate pre-tax charges of between $900 and $1,100 to implement the Plan, which includes (i) anticipated expenditures of between $300 and $400 in employee severance and retention costs and (ii) approximately $600 to $700 in other shut-down related expenditures. The Company expects to pay these charges in cash. The Company will record charges starting in the fourth quarter of 2014 continuing into the second quarter of 2015. The Plan is expected to generate over $1,500 in recurring annual savings.

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

This Quarterly Report on Form 10-Q should be read completely, in conjunction with our 2013 Annual Report on Form 10-K and with the understanding that the Company’s actual future results may be materially different from what the Company expects.  All forward-looking statements made by the Company in this Quarterly Report on Form 10-Q and in the Company’s other filings with the SEC are qualified by these cautionary statements.

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

Results of Operations

Three months ended September 30, 2014 compared to three months ended September 30, 2013

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

The following table is a summary of our operating results for the three months ended September 30, 2014 and 2013, respectively:

	Three Months Ended September 30, 2014
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$82.9	$14.7	$(0.3)	$97.3
Cost of sales	62.5	13.1	(0.3)	75.3
Gross profit	20.4	1.6	—	22.0
S, G, & A	12.5	2.8	—	15.3
Income from operations	$7.9	$(1.2)	$—	$6.7

	Three Months Ended September 30, 2013
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$85.1	$20.2	$(0.6)	$104.7
Cost of sales	67.8	16.9	(0.5)	84.2
Gross profit	17.3	3.3	(0.1)	20.5
S, G, & A	11.3	2.5	—	13.8
Income from operations	$6.0	$0.8	$(0.1)	$6.7

Aerostructures Segment

Net Sales.  Net sales were $82.9 million for the third quarter of 2014, a 2.6% decrease from $85.1 million in the third quarter of 2013.  The following table specifies the amount of the Aerostructures segment’s net sales by category for the third quarter of 2014 and 2013 and the percentage of the segment’s total net sales for each period represented by each category:

	Three Months Ended September 30,
Category	2014	% of Total	2013	% of Total
	($ in millions)
Large commercial aircraft	$41.6	50.2%	$41.6	48.9%
Corporate and regional aircraft	21.4	25.8%	20.5	24.1%
Military	13.0	15.7%	16.4	19.3%
Other	6.9	8.3%	6.6	7.7%
Total	$82.9	100.0%	$85.1	100.0%

Overall, net sales of large commercial aircraft products were unchanged in the third quarter of 2014 when compared to the third quarter of 2013. The most significant increase in revenue in the category was attributable to higher production rates on the Boeing 737 platform, which generated $24.1 million in the third quarter of 2014 compared to $22.4 million in the third quarter of 2013. Due to the ramp up in production on the Boeing 787 platform, net sales increased to $3.5 million in the third quarter of 2014 from $1.9 million in the third quarter of 2013. These increases were partially offset by decreases in the sale of 767 wing modification products which generated revenue of $5.0 million in the third quarter of 2013 compared to $1.7 million in the third quarter of 2014. In addition, revenue on the Boeing 747 platform decreased from $4.4 million in the third quarter of 2013 to $2.8 million in the third quarter of 2014.

Net sales of components for corporate and regional aircraft increased 4.4% during the third quarter of 2014. The increase was primarily attributable to higher production rates on the Gulfstream G650 aircraft which generated $8.5 million in the third quarter of 2014 compared to $6.0 million in the third quarter of 2013. This increase in revenue was partially offset by sales on the Gulfstream G450/G550 program, which contributed $7.3 million in the third quarter of 2014 compared to $8.5 million in the third quarter of 2013.

Net sales of military products decreased 20.7% during the third quarter of 2014.  The decrease is primarily due to a reduction in Embraer KC390 program revenues which contributed $0.4 million in the third quarter of 2014 compared to $3.7 million in the third quarter of 2013.

Cost of Goods Sold.  Cost of goods sold for the third quarter of 2014 was $62.5 million compared to $67.8 million for the third quarter of 2013. In the third quarter of 2014, the Company reversed a loss reserve of $4.6 million due to prices increases received for engineering changes and improved hardware costs. This reduction in cost of goods sold in the third quarter of 2014 was partially offset by accelerated depreciation on assets requiring replacement in our Cuba, Missouri facility of $0.5 million in addition to unfavorable product mix.

Gross Profit.  Gross profit for the third quarter of 2014 was $20.4 million (24.6% of net sales) compared to $17.3 million (20.3% of net sales) in the third quarter of 2013. The increase in gross profit margin was primarily the result of a loss reserve reversal on a long-term contract. This increase was partially offset by the previously mentioned accelerated depreciation and unfavorable product mix.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $12.5 million (15.1% of net sales) for the third quarter of 2014 compared to $11.3 million (13.3% of net sales) for the third quarter of 2013.  The increase in selling, general and administrative expenses primarily related to increases of $0.4 million of restructuring expenses, $0.5 million of environmental expense, and $0.4 million of expense to reduce an asset held for sale to its realizable value in the third quarter of 2014.

Engineering Services Segment

Net Sales.  Net sales for the Engineering Services segment were $14.7 million for the third quarter of 2014 as compared to $20.2 million for the third quarter of 2013, a decrease of 27.2%.  The Engineering Services segment generates revenue primarily through the billing of employee time spent on customer projects.  The following table specifies the amount of the Engineering Services segment’s net sales by category for the third quarter of 2014 and 2013 and the percentage of the segment’s total net sales represented by each category.

	Three Months Ended September 30,
Category	2014	% of Total	2013	% of Total
	($ in millions)
Large commercial aircraft	$6.6	44.9%	$9.9	49.0%
Corporate and regional aircraft	4.4	29.9%	4.0	19.8%
Military	2.7	18.4%	4.8	23.8%
Other	1.0	6.8%	1.5	7.4%
Total	$14.7	100.0%	$20.2	100.0%

Net sales of services for large commercial aircraft were $6.6 million in the third quarter of 2014, down 33.3% from $9.9 million in the third quarter of 2013. The decrease in this category was primarily attributable to a decline in sales relates to the Goodrich Nacelle program, which contributed $0.0 million in the third quarter of 2014 compared to $1.7 million in the third quarter of 2013. In addition, sales on the Airbus 350 platform decreased from $1.6 million in the third quarter of 2013 to $0.4 million in the third quarter of 2014.

Net sales of services related to corporate and regional aircraft were $4.4 million in the third quarter of 2014 compared to $4.0 million for the third quarter of 2013, an increase of 10.0%.

Net sales of services for military programs were $2.7 million in the third quarter of 2014, down 43.8% from $4.8 million in the third quarter of 2013.  This decrease was primarily related to a $1.8 million reduction on the Boeing Tanker program as the program design phase is complete.

Net sales related to design and delivery of tooling on various programs supporting commercial aircraft were $1.0 million for the third quarter of 2014, down 33.3%, from $1.5 million in the third quarter of 2013.

Cost of Goods Sold. Cost of goods sold for the third quarter of 2014 was $13.1 million compared to $16.9 million for the third quarter of 2013.  The decrease in cost of goods sold was primarily due to reductions in direct labor, which is the result of lower demand for this segment.

Gross Profit.  Gross profit for the third quarter of 2014 was $1.6 million (10.9% of net sales) compared to $3.3 million (16.3% of net sales) in the third quarter of 2013.  The decrease in gross profit was primarily attributable to the decline in sales, as fixed costs are spread over lower volume. The third quarter of 2014 was also unfavorably impacted by a cumulative catch up adjustment of $0.4 million.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the third quarter of 2014 were $2.8 million, or 19.0% of net sales, compared to $2.5 million, or 12.4% of net sales, for the third quarter of 2013. The increase in selling, general and administrative expenses primarily related to increases of $0.4 million of restructuring expenses.

Non-segment Expenses

Interest Expense.  Interest expense was $5.9 million for the third quarter of 2014 and $4.3 million for the third quarter of 2013.  The increase in interest expense is primarily related to increased average interest rates. During the third quarter of 2014, the Company's primary borrowing source was senior notes accruing interest at 7.375%. During the third quarter of 2013, the Company's primary borrowing source was a term loan accruing interest at 4.75%.

Income Tax Expense.  During the third quarter of 2014, the Company recorded an income tax benefit of $0.8 million compared to expense of $0.3 million in the third quarter of 2013.  The Company's tax benefit in the three months ended September 30, 2014 reflects the tax benefit of approximately $0.3 million anticipated with the decision to carry back the net operating loss recognized in 2013 and a tax benefit of $0.5 million related to adjustment of the Company's valuation allowance on its 2014 tax benefit. The Company continues to record a valuation allowance on tax benefits generated in the current year period.

Results of Operations

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

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

The following table is a summary of our operating results for the nine months ended September 30, 2014 and 2013, respectively:

	Nine Months Ended September 30, 2014
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$249.1	$51.2	$(1.3)	$299.0
Cost of sales	198.5	43.1	(1.2)	240.4
Gross profit	50.6	8.1	(0.1)	58.6
S, G, & A	36.6	7.4	—	44.0
Income from operations	$14.0	$0.7	$(0.1)	$14.6

	Nine Months Ended September 30, 2013
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$252.8	$65.4	$(2.0)	$316.2
Cost of sales	199.9	56.0	(2.0)	253.9
Gross profit	52.9	9.4	—	62.3
S, G, & A	25.8	12.3	—	38.1
Income from operations	$27.1	$(2.9)	$—	$24.2

Aerostructures Segment

Net Sales.  Net sales were $249.1 million for the first nine months of 2014, a 1.5% decrease from $252.8 million in the first nine months of 2013. The following table specifies the amount of the Aerostructures segment’s net sales by category for the first nine months of 2014 and 2013, and the percentage of the segment’s total net sales for each period represented by each category:

	Nine months ended September 30,
Category	2014	% of Total	2013	% of Total
	($ in millions)
Large commercial aircraft	$122.9	49.3%	$120.3	47.6%
Corporate and regional aircraft	69.7	28.0%	69.5	27.5%
Military	36.8	14.8%	43.9	17.4%
Other	19.7	7.9%	19.1	7.5%
Total	$249.1	100.0%	$252.8	100.0%

Large commercial aircraft generated net sales of $122.9 million for the first nine months of 2014 compared to $120.3 million for the first nine months of 2013, an increase of 2.2%.  The most significant increase was attributable to higher production rates on the Boeing 737 platform which generated $72.0 million in the first nine months of 2014 compared to $65.2 million in the first nine months of 2013. Due to the ramp up in production on the Boeing 787 platform, net sales increased to $11.0 million in the first nine months of 2014 from $5.5 million in the first nine months of 2013. These increases were partially offset by decreases in the Boeing 747 and Boeing 767 wing modification products which generated $8.4 million and $5.1 million, respectively, in the first nine months of 2014 compared to $15.0 million and $9.4 million, respectively, in the first nine months of 2013

Net sales of components for corporate and regional aircraft were $69.7 million for the first nine months of 2014 compared to $69.5 million for the first nine months of 2013, an increase of 0.3%.  Revenue increased on the Gulfstream G650 program which contributed $22.5 million in the first nine months of 2014 compared to $17.7 million in the first nine months of 2013. This increase was offset by decreases on the Gulfstream G450/550 and G500/600 programs, which generated revenue in the first nine months of 2014 of $24.5 million and $10.5 million, respectively, compared to $28.0 million and $11.7 million in the first nine months of 2013.

Military products generated $36.8 million of net sales for the first nine months of 2014 compared to $43.9 million for the first nine months of 2013, a decrease of 16.2%.  The decrease is primarily due to a reduction in Black Hawk helicopter and Embraer KC390 revenues, which contributed $16.5 million and $1.6 million, respectively, in the first nine months of 2014 compared to $20.6 million and $5.5 million, respectively, in the first nine months of 2013.

Other products generated $19.7 million in net sales in the first nine months of 2014 compared to $19.1 million in the first nine months of 2013, an increase of 3.1%.

Cost of Goods Sold.  Cost of goods sold for the first nine months of 2014 was $198.5 million compared to $199.9 million for the first nine months of 2013.   In the first nine months of 2014, the Company reversed a loss reserve of $5.3 million due to price increases received for engineering changes and improved hardware costs. This reduction in cost of goods sold was partially offset by accelerated depreciation of $1.0 million on assets disposed of at several facilities. Cost of goods sold was also unfavorably impacted by product sales mix, lower production levels and inefficiencies associated with facilities being restructured. The first nine months of 2013 was unfavorably impacted by $2.5 million of fair value step-up on acquired inventories from acquisitions.

Gross Profit.  Gross profit for the first nine months of 2014 was $50.6 million (20.3% of net sales) compared to $52.9 million (20.9% of net sales) in the first nine months of 2013. Accelerated depreciation and inefficiencies associated with restructuring activities unfavorably impacted gross profit margin in the first nine months of 2014. Gross profit margin was also unfavorably impacted by product sales mix and lower production levels. Gross profit margin was favorably impacted by the previously mentioned $5.3 million for a loss reserve reversal on a long-term contract in the first nine months of 2014. The first nine months of 2013 was unfavorably impacted by the previously mentioned $2.5 million of fair value step-up on acquired inventories from acquisitions.
Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $36.6 million (14.7% of net sales) for the first nine months of 2014 compared to $25.8 million (10.2% of net sales) for the first nine months of 2013. The difference in selling, general and administrative expenses primarily related to a favorable one-time write off of a contingent consideration liability of $8.0 million in the third quarter of 2013. In the first nine months of 2014, increases in restructuring expenses and environmental expenses of $1.8 million and $1.0 million, respectively, also contributed to the change in selling, general, and administrative expenses when compared to the prior-year period.
Engineering Services Segment

Net Sales.  Net sales for the Engineering Services segment were $51.2 million for the first nine months of 2014 as compared to $65.4 million for the first nine months of 2013, a decrease of 21.7%.  The Engineering Services segment generates revenue primarily through the billing of employee time spent on customer projects. The following table specifies the amount of the Engineering Services segment’s net sales by category for the first nine months of 2014 and 2013 and the percentage of the segment’s total net sales represented by each category:

	Nine months ended September 30,
Category	2014	% of Total	2013	% of Total
	($ in millions)
Large commercial aircraft	$25.1	49.0%	$26.4	40.4%
Corporate and regional aircraft	12.8	25.0%	14.6	22.3%
Military	7.2	14.1%	16.9	25.8%
Other	6.1	11.9%	7.5	11.5%
Total	$51.2	100.0%	$65.4	100.0%

Net sales of services for large commercial aircraft were $25.1 million in the first nine months of 2014, down 4.9% from $26.4 million in the first nine months of 2013. The decrease in this category was primarily attributable to a decline in sales related to the

Goodrich Nacelle program, which contributed $1.4 million in the first nine months of 2014 compared to $3.8 million in the first nine months of 2013. In addition, sales related to the Boeing 747 program decreased $1.2 million over the prior-year period. These decreases were partially offset by an increase of $1.8 million in maintenance, repair, and overhaul services.

Net sales for services supporting corporate and regional aircraft were $12.8 million in the first nine months of 2014 compared to $14.6 million for the first nine months of 2013, a decrease of 12.3%. This decrease in sales was primarily related to reductions of $1.2 million in support of the Bombardier Learjet L-85 and $0.6 million on other Bombardier programs.

Net sales of services for military programs were $7.2 million in the first nine months of 2014, down 57.4% from $16.9 million in the first nine months of 2013.  This decrease was primarily from a $8.4 million reduction on the Boeing Tanker program due to project maturation. In addition, support of the Embraer KC-390 program declined, with revenues of $1.0 million in the first nine months of 2014 compared to $2.8 million in the first nine months of 2013. These decreases were partially offset by revenue on the Bell V280 Valor program of $1.3 million.

Net sales related to design and delivery of tooling on various programs supporting commercial aircraft were $6.1 million for the first nine months of 2014, down 18.7%, from $7.5 million in the first nine months of 2013. The decrease was primarily due to reductions on the 787 shipping fixture program, with revenues of $0.1 million in the first nine months of 2014 compared to $1.3 million in the first nine months of 2013. In addition, G500 and G600 tooling revenue decreased from $2.1 million in the first nine months of 2013 to $0.8 million in the first nine months of 2014. These decreases were partially offset by an increase in revenue to Nordam, from $0.2 million in the first nine months of 2013 to $1.8 million in the first nine months of 2014.

Cost of Goods Sold.  Cost of goods sold consists primarily of labor and benefit costs and for the first nine months of 2014 was $43.1 million compared to $56.0 million for the first nine months of 2013.  A decrease in demand for engineering services in the first nine months of 2014 drove the decline in cost of good sold, when compared to the prior year period.

Gross Profit.  Gross profit for the first nine months of 2014 was $8.1 million (15.8% of net sales) compared to $9.4 million (14.4% of net sales) in the first nine months of 2013. The change in gross profit margin was primarily attributable to a $1.5 million unfavorable cumulative catch-up adjustment booked in the first nine months of 2013. Gross profit margin was also impacted by a reduction in sales in the first nine months of 2014.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the first nine months of 2014 were $7.4 million, or 14.5% of net sales, compared to $12.3 million, or 18.8% of net sales, for the first nine months of 2013. The decrease in expense was primarily attributable to a one-time intangible asset impairment write-off of $4.2 million that was recognized in the second quarter of 2013 in addition to increases in restructuring expense of $0.5 million in the first nine months of 2014.

Non-segment Expenses

Interest Expense.  Interest expense was $23.8 million for the first nine months of 2014 and $12.5 million for the first nine months of 2013. The increase in interest expense was primarily due to a $8.5 million write-off of debt financing costs related to the termination of the Company's long term credit agreement and the modification of the Company's revolving credit agreement during the nine months ended September 30, 2014. Increased average interest rates also contributed to the increase in interest expense in the first nine months of 2014 due to the refinancing of the primary debt source from a term loan to higher interest rate notes.

Income Tax Expense.  During the first nine months of 2014, the Company recorded an income tax benefit of $2.6 million compared to $3.6 million of income tax expense in the first nine months of 2013. The Company's tax benefit in the nine months ended September 30, 2014 reflects the tax benefit of approximately $2.9 million anticipated with the decision to carry back the net operating loss recognized in 2013 offset by tax expense of $0.3 million. The Company continues to record a valuation allowance on tax benefits generated in the period. The tax expense reflects the taxes due in states where the Company generated income or where the tax liability is determined based on non-income related items such as gross sales.

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

The following financial items have been added back to net income when calculating EBITDA:

•	Interest expense;

•	Income tax expense;

•	Depreciation; and

•	Amortization.

The following additional financial items have been added back to net income when calculating Adjusted EBITDA:

•	Stock-based compensation;

•	Acquisition and integration–related expenses;

•	Contingent consideration write-off;

•	Fair value step-up on acquired inventories;

•	Restructuring expenses;

•	Other (net).

Reconciliations of net income to EBITDA and Adjusted EBITDA were as follows:

	(In Thousands)		(In Thousands)
	Three Months Ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income (loss)	$1,396	$2,075	$(6,458)	$8,576
Depreciation and amortization (1)	5,998	5,496	17,002	15,230
Intangible Asset impairment (2)	—	—	—	4,222
Interest expense (3)	5,946	4,328	23,800	12,485
Income tax (benefit) expense	(754)	281	(2,557)	3,567
EBITDA	12,586	12,180	31,787	44,080
Stock-based compensation (4)	1,007	638	2,031	1,842
Acquisition and integration expenses (5)	64	207	557	969
Restructuring expenses (6)	765	—	2,288	—
Contingent consideration write-off (7)	—	—	—	(7,950)
Fair Value step-up on acquired inventories	—	—	—	2,497
Other, net	537	(49)	791	(449)
Adjusted EBITDA	$14,959	$12,976	$37,454	$40,989

(1)	Includes amortization of intangibles and depreciation expense.

(2)	In the quarter ended June 30, 2013, a triggering event occurred which resulted in the impairment of the definite lived D3 trade name asset of $4,222.

(3)
In the nine months ended September 30, 2014, interest expense includes $793 related to the termination of interest rate derivatives and $8,464 related to the write-off of debt issuance cost associated with the modification of the Company's revolving credit facility and the termination of its long-term credit agreement.

(4)	Includes restricted stock compensation and defined benefit plan expense funded in stock.

(5)	Includes accounting, legal, and other expenses for acquisitions and integration.

(6)	Includes expenses associated with severance related to the Precise Machine facility closure, relocation of the Savannah, Georgia machining operations, and other employment separation activities.

(7)	The nine months ended September 30, 2013 included a $7,950 benefit related to the write-off of contingent consideration associated with an acquisition.

Liquidity and Capital Resources

On June 19, 2014, the Company issued $250.0 million in notes and modified its revolving credit agreement while concurrently terminating its long-term credit agreement. The Company believes that the borrowings under these new facilities will provide the financial flexibility necessary to achieve its long-range strategic goals.

The modified revolving credit facility provides for borrowings up to $90.0 million and matures June19, 2019.  Under the agreement, the co-collateral agents may establish a reserve against the facility. At September 30, 2014, the reserve established was $15.0 million, which reduced the maximum availability to $75.0 million. Based on the amount of eligible assets at September 30, 2014, available borrowings were further reduced to $60.4 million. As of September 30, 2014, a total of $0.0 million was outstanding under the credit facility and the Company had available borrowings of approximately $60.4 million. The credit agreement for our revolving credit facility requires us to comply with certain restrictive covenants that limit our ability to incur additional debt, guarantee debt or obligations, create liens, enter into certain merger, consolidation or other reorganization transactions, make investments, sell, and lease or transfer our assets and prohibit our ability to pay dividends. The Company was in compliance with all of its covenants as of September 30, 2014.

For more information on the Company's debt structure, please see Note 6 - Long-term Debt and Capital Lease Obligations in the Notes to the Condensed Consolidated Financial Statements under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

During the first nine months of 2014, operating activities provided $36.0 million in cash, compared to $18.6 million of cash used by operating activities in the first nine months of 2013.  Net cash provided by operating activities for the first nine months of 2014 was favorably impacted by collection of a $13.5 million milestone payment on the KC-390 program and decreases in inventory of $2.1 million primarily related to a decrease in overall inventory spend. In addition, interest payments on the Company's outstanding $245 million in notes are due semi-annually, the first semi-annual payment due on January 15, 2015. As a result, cash flow related to interest increased $2.4 million in the nine months ended September 30, 2014 when compared to the first nine months of 2013. Net cash used by operating activities for the first nine months of 2013 was unfavorably impacted by increases in unbilled revenue, trade accounts receivable, capitalized contract costs and product inventories in addition to a decline in accounts payable. Increases of $17.8 million in unbilled revenue and $12.0 million in capitalized contract costs in 2013 reflected additional investments in tooling for the Gulfstream G500 program. Increases of $7.4 million in trade receivables in 2013 were due to continued sales growth. A $10.9 million increase in product inventories was necessary to meet expected delivery rate increases later in 2013 and into 2014.

Net cash used for investing activities was $9.3 million for the first nine months of 2014, compared to $19.3 million for the first nine months of 2013.  Cash used in the first nine months of 2014 included $4.2 million on machinery and equipment in support of new production contracts. Cash used in the first nine months of 2013 funded construction of a building in Tulsa, Oklahoma in support of a new program and the purchase a corporate aircraft.

The Company used free cash flow in the first nine months of 2014 to pay down debt of $17.9 million and to pay debt issuance costs of $7.9 million. This compares to net cash provided of $35.1 million in the first six months of 2013, which primarily resulted from borrowings against the Company's revolving credit facility of $28.0 million, proceeds from issuance of debt related to the Company financing of a building in Tulsa, Oklahoma and purchase of a corporate aircraft.

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

 Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2014. Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

We are involved in various legal proceedings that arise in the ordinary course of our business, as well as other matters that are or could become material under SEC regulations. Information regarding these other matters is disclosed in Note 15 - Legal Contingencies in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference. Other than as set forth in Note 15- Legal Contingencies in the Notes to the Condensed Consolidated Financial Statements under Part 1, Item 1 of this Quarterly Report on Form 10-Q, during the period covered by this Quarterly Report on Form 10-Q, there were no material developments with respect to the matters previously reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 or in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 1A.	Risk Factors.

This Form 10-Q should be read together with Part I, Item 1A “RISK FACTORS” in our 2013 Form 10-K, and in subsequent reports we have filed with the SEC, which describes various risks and uncertainties to which we are or may become subject. The following includes material changes to, and amends [and supplements], such risks and uncertainties previously disclosed in our 2013 Form 10-K and other period reports filed with the SEC. These risks and uncertainties could, directly or indirectly, adversely affect our business, financial condition, results of operations, cash flows, strategies and/or prospects.

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

We are involved with the EPA and the U.S. Department of Justice (“DoJ”) with respect to an investigation into allegations of low pH wastewater releases at OMT’s facility (the “Waste Water Allegations”). On May 6, 2014, we received information from DoJ that DoJ is prepared to move forward with a one count indictment naming OMT as a defendant. DoJ has also advised that the alleged violations may subject us to fines. The Company continues to work with DoJ to reach a resolution of this matter. Any charges filed, monetary sanctions imposed or other actions taken by any of these agencies could result in a material adverse effect on us.

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

As of September 30, 2014, we had $272.7 million of total debt outstanding, including the notes of $245.0 million and $0.0 million of borrowings under our current revolving credit facility.

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

On July 31, 2014 Joseph DeMartino was appointed as the Chief Operating Officer of the Company.  In connection with his appointment, Mr. DeMartino was granted 4,582 shares of restricted Company common stock (the “Shares”).  The Shares are subject to certain vesting conditions, were granted as an inducement award pursuant to NASDAQ Listing Rule 5635(c)(4) and were granted in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.  No commissions or other remuneration was paid in connection with the grant of the Shares.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

On November 5, 2014, the Company committed to a restructuring plan (the “Plan”) that will result in relocation of the St. Charles machine part operations to other facilities within the Company. As part of the Plan, the St. Charles machine part operations are expected to cease in the second quarter of 2015. Necessary equipment and assets used in these machining operations will be relocated to other facilities.
The Company estimates that it will incur aggregate pre-tax charges of between $900 and $1,100 to implement the Plan, which includes (i) anticipated expenditures of between $300 and $400 in employee severance and retention costs and (ii) approximately $600 to $700 in other shut-down related expenditures. The Company expects to pay these charges in cash. The Company will record charges starting in the fourth quarter of 2014 continuing into the second quarter of 2015. The Plan is expected to generate over $1,500 in recurring annual savings.

Item 6.	Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Charles and State of Missouri on the 6th day of November, 2014.

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

10.2
Employment Agreement between LMI Aerospace, Inc. and Joseph DeMartino, dated July 31, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed on August 6, 2014).

10.3
Restricted Stock Agreement between LMI Aerospace, Inc. and Joseph DeMartino, dated July 31, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K filed on August 6, 2014).

10.4
Amendment No. 1, dated as of September 18, 2014, to the Credit Agreement dated as of June 19, 2014, by and among the Company, the Guarantors named therein, the lenders party thereto, Royal Bank of Canada, as Administrative Agent and Co-Collateral Agent, and Wells Fargo Bank, National Association, as Syndication Agent and Co-Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed on September 18, 2014).

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