Form 10-K
period 2014-12-31
LMI AEROSPACE INC
filed 2015-03-16
CIK 1059562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
☐ Yes                    ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2014, was $144,084,595.

There were 13,134,741 shares of common stock outstanding as of March 3, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III of this Form 10-K is expected to be filed by amendment, but otherwise is incorporated by reference from our definitive proxy statement on Schedule 14A for our 2015 Annual Meeting of Shareholders.

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

All predictions as to future results contain a measure of uncertainty and, accordingly, actual results could differ.  Among the factors that could cause actual results to differ from those contemplated, projected or implied by the forward-looking statements (the order of which does not necessarily reflect their relative significance) are:

•
difficulties with the implementation of the Company’s growth strategy particularly related to unanticipated costs relating to the Company’s manufacture of new parts for its current customers and/or new customers;

•	demand decline for design engineering services and continued insourcing of such services by our customers;

•	the Company’s ability to comply with its debt covenants and the increased leverage of the Company;

•	competitive pressures, such as pricing, relating to low-cost foreign labor, capital investment to secure new work, and customers requiring discounts to achieve program extensions;

•	the Company’s ability to stay current with technological changes, such as the development of alternative aerospace materials, changes in manufacturing techniques and new engineering software;

•	a reduction in the number of suppliers and increases in competition resulting from consolidation within the aerospace industry;

•	supply chain performance and support;

•	the Company’s ability to accurately estimate its costs under long-term, fixed-price contracts including contracts for design-build programs;

•	performing effectively in the face of record high production rates, including integrating new people, equipment and processes;

•	asserted and unasserted claims, and in particular, the Company’s ability to successfully negotiate claims relating to cost over-runs of work performed under certain customer contracts;

•	inability to timely deliver new products and within quality specifications;

•	new senior management's ability to integrate into their new roles, and access to and retention of qualified workers and management;

•	the Company's ability to generate sufficient cash flow to fund interest payments and investment in working capital needs;

•	changes in the quality, costs and availability of the Company's raw materials, principally aluminum;

•	governmental funding for certain military programs that utilize the Company’s products;

•	environmental matters;

•	our ability to avoid or recover from cyber-based or other security attacks, information technology failures or other disruptions;

•	changes in accounting principles or new accounting standards;

•	compliance with laws and regulations; and

•	the political environment in Mexico, where the Company has manufacturing operations.

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

In July 2007, we expanded our product offering to include Engineering Services by acquiring San Diego, California-based D3 Technologies, Inc. (“D3”), a premier design and engineering services firm. In August 2012, we enhanced our Engineering Services platform by acquiring Kirkland, Washington-based TASS Inc. (“TASS”), a premier after-market engineering and support services firm.

In January 2009, we acquired Everett, Washington-based Integrated Technologies, Inc. (“Intec”), a provider of advanced materials testing, manufacturing and design services to the aerospace, defense and transportation industries.  Intec’s primary business is designed to support composite testing, manufacturing and research by analyzing new and existing materials, including organic matrix composites, continuous fiber thermoplastics and thermoplastic composites, ceramics, metal matrix composites and metal.  The acquisition of Intec, together with other initiatives, has provided composite assembly and component production capabilities, allowing LMI Aerospace to broaden its customer offerings and to transition to the production of non-metallic products.

In December 2012, we acquired Kansas City, Missouri-based Valent Aerostructures, LLC, a provider of complex, structural components, major sub-assemblies and machined parts for OEMs and Tier 1 airframe manufacturers in the aerospace and defense industries.  Valent provides significant content for several major commercial, business jet and military platforms including the Boeing 737, 747-8, 777, 787, V-22, F-15, F-18 and Gulfstream G650.  We believe the acquisition positioned LMI Aerospace as an industry leading aerostructures supplier with significant scale.  The resulting increased scale, complementary product offerings and project management capabilities of Valent are expected to drive further growth from existing platforms by offering our customers more diversified product and service offerings, deeper customer relationships and greater leverage of our extensive manufacturing and supply chain network.  In addition, we believe Valent’s assembly and complex precision machining capabilities will allow the Company to compete for larger and more complex assemblies and design-build projects.  See Note 2 of the Notes to Consolidated Financial Statements in Item 8 below.
Our Strategy

The Company’s strategy highlights its vision, mission and goals with a focus on operational excellence.  The key goals of the Company are to substantially grow revenue by winning two significant, strategic work packages per year, drive debt leverage down to enable investment, deliver annual gross margin improvement and integrate our operations into value streams.

In addition, our current strategy focuses on organic growth of all of our businesses coupled with the integration of our new capabilities and processes from our acquisitions.  Our high speed and hard metal machining expertise, deepened program management skills and aftermarket support services from Valent and TASS further expanded our product offerings and we expect allows us to pursue additional complex assembly and design-build opportunities to capitalize on our strengths.

We believe that OEMs and Tier 1 aerospace suppliers will continue to outsource the design and manufacturing of components, assemblies and sub-systems to fewer preferred suppliers who are capable of meeting increasing market demands for on-time delivery and quality in a cost effective manner.  Accordingly, we continue to focus on remaining well positioned to benefit from these trends by:

•	Building critical mass and enhanced capabilities to win larger and more complex assembly and design-build projects as a trusted and aligned supplier to our customers.

•	Making operational excellence the cornerstone of our competitive advantage.

•	Providing unique integrated solutions to our aerospace customers through creative and value driven design and build processes throughout the product lifecycle.

•	Achieving organic growth by executing our long-term business development strategy so that the engineering and fabrication segments continue to grow their expertise and sales.

•	Investing in additional capacity to accommodate customer growth.

•	Striving for more balance within our various markets, customers and platforms.

•
Placing the highest priority on serving our external and internal customers with consistent emphasis on quality, delivery performance, integrity, ethical behavior and responsibility to our communities.

•
Grow our low cost sources of supply through ownership or use of our supply chain to complement the engineering and build capabilities provided by our U.S. offices and factories, thus enabling us to better market to global customers.

•	Enhancing those business processes necessary to effectively execute complex new development programs.

•	Preparing for a future enterprise resource planning system installation.

•	Improving information and facility security, with emphasis on export control requirements.

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

Interested readers can access our Code of Business Conduct and Ethics, our Corporate Governance Principles and the charters of the following committees of our Board of Directors: the Audit Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee, free of charge on our corporate website at the following address: http://ir.lmiaerospace.com/corporate-governance.cfm.

Customers and Products & Services

Customers

Our principal customers are primarily leading OEMs and Tier 1 suppliers in the large commercial, corporate and regional, and military aircraft markets of the aerospace industry.  For the year ended December 31, 2014, direct sales to our five largest customers in terms of revenue (Spirit AeroSystems ("Spirit"), Gulfstream Aerospace Corporation ("Gulfstream"), The Boeing Company ("Boeing"), Triumph Group ("Triumph"), and Aviation Partners Boeing ("APB") accounted for a total of approximately 68.8% of our sales.  The loss of, or substantial reduction of orders from, any of these customers could materially affect our sales and profitability.  See “Item 1A.  Risk Factors – Risks Related to Our Company – Sales to a limited number of customers represent a significant portion of our revenues and our long-term agreements with these customers are generally terminable upon written notice ” and Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Year ended December 31, 2014 compared to year ended December 31, 2013– Aerostructures Segment in Item 7 below and Note 18 of the Notes to Consolidated Financial Statements in Item 8 below.

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

In January 2015, the Company signed a long-term supply agreement with Spirit covering all Boeing, Airbus, Bombardier and Mitsubishi aircraft. This agreement extends the performance period of the statements of work for certain contracts and gives the Company preferred supplier status on certain future contracts.

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
Aerostructures Segment

Leading edge assemblies, wing slats and flap skins/components, ailerons, verticals
Gulfstream Aerospace Corporation: G-280, G-450, G-500, G-550, G-600, G-650
The Boeing Company: 737, 777, 787
Bombardier, Inc.: Learjet 45 & 60, CRJ200/700/900/1000, Global Express
Triumph: Gulfstream G-280, G-650
Embraer: KC-390

Winglet leading edges and modification kits	Aviation Partners Boeing: 737, 757, 767 FACC AG: Boeing 737, 757

Fuselage and wing skin	Gulfstream Aerospace Corporation: G-450, G-500, G-550, G600, G-650 The Boeing Company: 737, 747, 767, 777, 787 Bombardier, Inc.: Learjet 45 & 60, Q400, CRJ200/700/900/1000, Challenger 604/605

Helicopter cabin and aft section components and assemblies	Sikorsky Aircraft: UH-60 Black Hawk, MH-60 Seahawk Triumph Group: UH-60 Black Hawk, MH-60 Seahawk

Wing panels	The Boeing Company: 747 Bombardier, Inc.: CRJ 200/700/900/1000

Tail cone assemblies	Mitsubishi Aircraft Corporation (“MITAC”): Mitsubishi Regional Jet (“MRJ”)

Thrust reversers and engine nacelles/cowlings	Gulfstream Aerospace Corporation: G-450, G-650 Boeing Commercial: 737, 747, 777 Boeing Defense: B-52 Buffalo

Door components, assemblies and floor beams	Gulfstream Aerospace Corporation: G-450 The Boeing Company: 737, 747 Bombardier, Inc.: CRJ1000, C-Series

Cockpit window frames and landing light lens assemblies	Gulfstream Aerospace Corporation: G-650 The Boeing Company: 737, 747, 767, 777, KC-10

Cockpit crew floor and bulkhead structure assemblies	Spirit Aerosystems: Boeing 737

Wheel well assemblies	The Boeing Company: 737 Spirit Aerosystems: Boeing 737

Detail interior components	Gulfstream Aerospace Corporation: G-450, G-550 The Boeing Company: 737, 747, 767, 777

Structural sheet metal, machined, milled and extruded components
Gulfstream Aerospace Corporation: G-280,G-450, G-500, G-550, G600, G-650
Triumph Aerostructures – Vought Aircraft Division: Boeing 737, 747, 767, 777,  Gulfstream G-450, G-550
Boeing Commercial: 737, 747, 767, 777
Boeing Defense: F-15 Eagle, F/A-18 Hornet, C-17 Globemaster
Bombardier, Inc.: CRJ 200/700/900/1000, Challenger 604/605, C-Series
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
Spirit AeroSystems: Boeing 747-8, 787-8, Gulfstream G-280, G-650, Airbus A-350
Triumph Aerostructures - Vought Aircraft Division: Boeing 787-8, Bombardier Global 7000/8000
Lockheed Martin Aeronautics Company: JSF F-35
Bombardier, Inc.: Learjet L-85, C-Series
MITAC: MRJ The Spaceship Company: Spaceship II, White Knight II General Dynamics OTS: Gulfstream G650

Winglet/wing mod design	Aviation Partners Boeing: 757, 767 Spirit AeroSystems: Gulfstream G-280, G-650

Nacelle, engine cowl, thrust reverser design	NORDAM: PD427 Fan Cowl (Hawker 400), Boeing 737 MAX

Weight improvement engineering	Boeing Commercial: 747-8, 787-8 Spirit AeroSystems: Boeing 787-8, Gulfstream G-280, G-650 Triumph Aerostructures - Vought Aircraft Division: Bombardier Global Express Wing

Helicopter fuselage, cockpit, cabin frames, skins, longerons, beams	Spirit AeroSystems: Sikorsky CH53K

Aircraft modification engineering	Boeing Commercial: 747-LCF, 777-F Boeing Defense: F/A-18A/B/C/D Hornet, F/A-18E/F Super Hornet, EA-18G Growler Go-Go: In-flight entertainment Jet2: Structural modifications

Systems design and integration	Boeing Commercial: 747-8, 787 The Spaceship Company: Spaceship II, White Knight II Arrowhead: COMAC C919, Bombardier Global Express

Tool design and fabrication
Boeing Commercial: 777, 747-8, 787
Boeing Defense: MMA, P-8A
Spirit AeroSystems: Boeing 747-8
Triumph Aerostructures - Vought Aircraft Division:   Boeing 787, 747-8, C-17, Northrop Grumman Global Hawk
NORDAM:  Boeing 737

After-market engineering and support services	Boeing Commercial and certain other airlines

Aviation training system	Northrop Grumman: C-2A Greyhound, E-2C Hawkeye, E-2D Advanced Hawkeye

Aviation maintenance engineering	Naval Air Station: Coronado, CA

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

Composite Testing

Our composites testing organization provides material characterization and certification services for both basic materials as well as structural elements.  We utilize technical staff, with significant experience, to support customers like The Boeing Company, Lockheed Martin Aeronautics Company, Alliant Techsystems Inc., Cytec Industries Inc. and others with U.S. Federal Aviation Administration (“FAA”) certification programs, dynamic testing for full-scale fighter wings, development of material allowables, completion of Quality Assurance testing and other testing services utilizing state-of-the-art National Aerospace and Defense Contractors Accreditation Program (“NADCAP”) accredited (SAE 7101, ISO 17052, AC7122) facilities. The Company is also certified to Gulfstream Aerospace Testing, NDT, Composites Manufacturing.

Composite Manufacturing

Integrated Technologies, Inc., a subsidiary of the Company, is qualified to Boeing BAC5578 Qualification of Sources for Composite Parts for composites parts found typically on Boeing 787 and future composite aircraft platforms.  At December 31, 2014, the Company is in the process of delivering structural composite components for the Boeing 787 aircraft platform. Additionally, Integrated Technologies is pursuing qualification to supply continuous thermoplastic part manufacture for the aerospace industry. Integrated Technologies is also qualified to NADCAP Non-metallic manufacturing (AC7118) and Sikorsky Composites Manufacturing.

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

Backlog

As a service provider, our Engineering Services segment does not typically utilize backlog to monitor its operations, other than the fixed price backlog for the MRJ and Embraer design-build projects.  Our Aerostructures segment’s backlog, together with our Engineering Services segment’s fixed price backlog, is displayed in the following table:

	As of December 31,
	($ in millions)
	2014	2013
Total	$418.0	$470.6
Portion deliverable within 12 months	$319.6	$291.0

Our customers often modify purchase orders to accelerate or delay delivery dates.  The level of unfilled orders at any given time during the year will be materially affected by our customers’ purchasing policies, the timing of our receipt of orders and the speed with which those orders are filled.  Moreover, sales during any period may include sales that are not part of the backlog at the end of the prior period.  See “Item 1A.  Risk Factors – Risks Related to the Company and Industry – We may not realize all of the sales expected from our existing backlog.”

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

For the year ended December 31, 2014, we purchased approximately 47.3% of raw materials and procured parts from five suppliers.

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

Awards of new work for the Aerostructures segment are generally processed by a request for quotation (“RFQ”).  Upon receipt, the RFQ is reviewed by a team consisting of M&BD, operations, program management, estimating, supply chain, engineering, facility management and other personnel, as required.  A bid decision is made if the team determines that the project fits our strategic goals and is within our manufacturing and supply chain management capabilities, and a proposal response is developed.  The majority of new programs are awarded on a competitive bid basis.  If the project engineering is evolving and the effort spans multiple facilities, a project manager and a support team are assigned.  The project team will coordinate customer requirements, schedules and manufacturing approach across the organization.  There are multiple levels of communication with our customers that include executive management, program management and operations for clarification of requirements and resolution of issues.

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

The M&BD team also serves as the main focal point for sales and marketing activities relating to the Aerostructures, Engineering Services and design-build programs, working in conjunction with the program management and other Company personnel to ensure seamless customer service and integrated responses to customer inquiries.  This team’s main areas of responsibility include establishing and maintaining ongoing business relationships with our customer base, identifying new customer opportunities and managing responses to all proposal activity.

The Aerostructures operations and program management directly engage with existing customers and programs.  All internal organizations work together to maintain and expand new and existing customer relationships.

Competition

Our competitors in the aerospace industry consist of a large, fragmented group of companies, including certain business units or affiliates of our customers. We believe competition within the aerospace industry will increase substantially as a result of industry consolidation, trends favoring greater outsourcing of assemblies and components, the reduction of the number of preferred suppliers and increased capabilities of foreign sources.  In all of our industries, some of our competitors, including business units affiliated with our customers, have financial, production and other resources that are substantially greater than ours.

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

In November, 2013, the Attorney General of the State of Missouri (the “Missouri AG”) contacted LMI regarding allegations of violations of certain state environmental regulations by Ozark Mountain Technologies ("OMT"), a subsidiary of LMI, located in Cuba, Missouri (the “Missouri AG Matter”).  The alleged violations, namely discharges of pollutants and water contaminants, are claimed to have occurred in 2011 and were enumerated in a Petition filed February 25, 2015 against OMT.  Based on on-going discussions with the Missouri AG, the Company believes it is probable that the Missouri AG’s office will assess a penalty on OMT and the Company currently estimates its probable loss to be $0.2 million.  The Company recognized a liability for this penalty of $0.2 million at December 31, 2014.  Until we have a final agreement with the Missouri AG’s office, we cannot provide any assurance that this amount will not increase or that the Missouri AG’s office will not take other action, and any such increase or other action could have a material adverse effect on OMT and LMI.

In August 2013, the Environmental Protection Agency ("EPA") and the U.S. Dept. of Justice (“DoJ”) commenced an investigation into allegations of low pH wastewater releases at OMT’s facility (the “Waste Water Allegations”).  The Company was issued a subpoena and timely provided information responsive to the subpoena.  In response to the EPA/DoJ investigation and to ensure OMT’s full compliance with both environmental and health and safety regulations, the Company initiated a voluntary, comprehensive internal audit of the facility, which was completed in October 2013 (the “OMT Audit”).

Based on discussions with the DoJ, the Company believes that charges and fines are likely, and the Company believes its total probable loss, including legal fees, related to the Waste Water Allegations will be $1.0 million.   The Company recognized a liability of $0.7 million at December 31, 2014 for fines and other unpaid expenses. Until we have a final agreement with the DoJ, we cannot give any assurance that our estimated range will not increase or that the DoJ will not take other action, and any such increase or other action could have a material adverse effect on OMT and LMI.

In addition to information regarding the Waste Water Allegations, the OMT Audit uncovered other possible instances of environmental non-compliance.  On December 3, 2013, the Company voluntarily reported these matters (the “Voluntarily Disclosed Matters”) to the EPA as part of the EPA’s Audit Policy, and concurrently disclosed these matters to the Missouri Department of Natural Resources (“MDNR”).  To date, no monetary sanctions have been levied on the Company or OMT by the EPA or MDNR with respect to the Voluntarily Disclosed Matters.   The Company is in discussions to settle the Voluntary Disclosed matters in connection with the Missouri AG Matter and the Waste Water Allegations, however we cannot provide any assurance that we will be successful in our settlement, or that EPA and/or MDNR will not take further action, or what the outcome or impact of any such action would be.

OMT became a subsidiary of LMI as a result of LMI’s acquisition of Valent in December 2012. The Company believes certain environmental representations set forth in the purchase agreement pursuant to which Valent acquired OMT; and the purchase agreement pursuant to which LMI acquired Valent, provide the Company with certain rights of indemnification with respect to the matters disclosed herein. The Company also has insurance policies that it believes covers various environmental issues at Valent and its subsidiaries, including OMT, and breaches by Valent and OMT of their respective environmental representations and warranties in each of the purchase agreements. As a result, the Company believes its rights of indemnification and insurance coverage may provide for a recovery of some or all of the costs associated with the matters disclosed herein. We cannot provide any assurance, however, that we will ultimately prevail in any claim for indemnification or secure insurance proceeds from our insurance policies.

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

Employees

As of December 31, 2014, we had approximately 1,970 full-time employees, of whom approximately 20 served in executive positions, 310 were engineers and engineering-related personnel, 240 served in administrative positions and 1,400 were engaged in manufacturing operations.  None of our employees are subject to a collective bargaining agreement, and we have not experienced any material business interruption as a result of labor disputes since our inception.  We believe that we have an excellent relationship with our employees.

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

Foreign Operations

The Company has a manufacturing facility in Mexico and small engineering offices in England, Australia and Sri Lanka.  The Company's foreign sales were not greater than 10% of its total sales in 2014, 2013 or 2012.  The amounts of revenue, profitability and identifiable assets attributable to foreign sales activity were not material when compared with revenue, profitability and identifiable assets attributed to United States domestic operations during 2014, 2013 or 2012.  The Company is not subject to any significant foreign currency risks since significantly all sales are made in United States dollars.  See “Item 1A - Risk Factors – Risks Related to Our Company – Risks associated with foreign operations could adversely impact the Company.”

ITEM 1A.	RISK FACTORS

You should carefully consider the following risks and other information contained in or incorporated by reference in this Report when evaluating our business and financial condition. These risks may adversely affect our business, financial condition and operating results.

Risks Related to the Company and Industry

Long-term success and growth strategy depend on our senior management, and on our ability to integrate our new senior management members and attract, integrate and retain additional qualified personnel.

In the past twelve months, we have made significant changes within our senior management group. Daniel G. Korte assumed the position of CEO following the retirement of long-time CEO Ronald S. Saks in March 2014 and Joseph DeMartino was appointed the Chief Operating Officer for Aerostructures in July 2014. In addition, Jay Inman initially replaced Richard L. Johnson as President, Engineering Services in September 2014, but as of February 9, 2015, became the Acting Chief Operating Officer for Engineering Services and Brian P. Olsen, became the Acting President, Engineering Services. Also, in February 2015, Lawrence E. Dickinson transitioned from President-Valent Operations to President-Strategy and Corporate Development and Jennifer Alfaro was appointed Chief Human Resources Officer filling the role left vacant with the departure of Cynthia Maness in October 2014. The ability of these individuals to effectively integrate into their new roles will be critical to the success of our business. Although we have written employment agreements with all members of our senior management team, the loss of service of one or more of our senior management personnel could result in a loss of leadership and hinder our ability to successfully pursue our long-term growth strategy.

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

We believe that the commercial aircraft, military and other markets in which we operate are changing toward more sophisticated manufacturing techniques and capabilities using composite as well as metallic materials. Accordingly, our future success depends, to a significant extent, on our ability to acquire and/or develop and execute such sophisticated techniques and capabilities to meet the needs of our customers and at cost-effective prices. If we are unable to acquire and/or develop and execute such techniques and capabilities, we may experience an adverse effect to our business, financial condition or results of operation.

Sales to a limited number of customers represent a significant portion of our revenues, and our long-term agreements with these customers are generally terminable upon written notice.

For the year ended December 31, 2014, 68.8% of our aggregate sales were dependent upon relationships with five major customers: Spirit AeroSystems, Gulfstream Aerospace Corporation, The Boeing Company, Triumph Group, and Aviation Partners Boeing. Although a majority of our sales, including sales to these customers, are made pursuant to long-term agreements, these agreements are generally terminable upon advance written notice by the customer and typically do not require the customer to purchase any specific quantity of products. As a result, our sales under these agreements may not continue for the full term of the agreements or be consistent with historical sales levels. Additionally, the loss of any one of these customers, a significant reduction in the amount of orders received from any one of these customers or the failure to receive new program awards from any one of these customers, could cause a significant decrease in our net sales and profitability. While we are always seeking out new customer opportunities, we anticipate that a small number of large customers will continue to represent a significant portion of our sales for the foreseeable future.

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

We generally sell our design-build projects, components, kits and assemblies under multi-year agreements on a firm fixed-price basis, regardless of variable production costs.  As a result, factors such as engineering changes, inaccurate pricing, manufacturing inefficiencies, start-up costs and increases in the cost of labor, materials or overhead may result in cost over-runs and losses on those agreements.  While in the past we have been successful in negotiating these issues with our customers, we cannot guarantee in the future that we will succeed in obtaining customer agreement to re-price a particular product, and we may not be able to recoup previous losses resulting from such issues as incomplete or inaccurate engineering data or out-of-tolerance tooling.

Engineering Services has historically provided the majority of its services under time and material arrangements.  However, recent changes in the industry and the design-build programs have resulted in an increasing number of fixed-price arrangements.  Fixed-price development work inherently has more uncertainty than work pursuant to production or time and material contracts and, therefore, more variability in the estimates of the cost to complete such work.  Development programs have very complex designs, and as technical or quality issues arise, we may experience schedule delays and higher costs to complete.  Management uses its reasonable judgment to estimate the cost to perform the work and the price that we should charge.  While we believe the cost and price estimates incorporated in the financial statements are appropriate, future events could result in either upward or downward adjustments to those estimates. If we underestimate the cost of a project and are unable to adjust the price accordingly, our profit margin will be less than expected, or we could incur a loss on the project.

A downgrade, suspension or withdrawal, if any, of the rating assigned by a rating agency to our company or our notes could adversely affect the price of our common stock.

Our notes have been rated by nationally recognized statistical rating agencies and may be rated by additional rating agencies in the future. We also have corporate ratings assigned by rating agencies. We cannot guarantee that any rating assigned will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in that rating agency's judgment, circumstances relating to the basis of the rating, such as adverse changes in our business, so warrant. Any downgrade, suspension or withdrawal of a rating by a rating agency could adversely affect the price of our common stock.

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

During the fourth quarter of 2014, the Company recorded a pre-tax, non-cash, goodwill impairment charge of $26.4 million within the Engineering Services segment. Goodwill accounts for $86.8 million, or 19.6%, of the Company’s total assets at December 31, 2014. At December 31, 2014, the fair value of all other reporting units exceeded or approximated their net book value. The 2014 goodwill impairment charge recorded for Engineering Services results in remaining goodwill of $24.3 million which approximates the fair value at December 31, 2014.

During the fourth quarter of 2013, the Company recorded a pre-tax, non-cash, goodwill impairment charge of $73.5 million within the Aerostructures segment related to the Valent acquisition. At December 31, 2013, the fair value of all other reporting units exceeded or approximated their net book value. The 2013 goodwill impairment charge recorded for Valent resulted in remaining goodwill of $56.3 million which approximated the fair value of the entity at December 31, 2013. See Critical Accounting Policies under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional disclosure related to these items.

Our long-term growth strategy depends on our ability to maintain a robust and effective supply-chain management system.

As we pursue our long-term growth strategy, we will be providing to our customers increasingly sophisticated components, assemblies and value-added services.  In addition, many OEMs are moving toward developing strategic partnerships with their larger suppliers, which are providing design, purchasing, warehousing and assembly services.  The increased complexity of our products, the expected increased outsourcing of non-core activities and the value-added services we are providing to our customers require us to maintain and manage an effective supply chain to assure timely delivery to us of quality components needed to meet our delivery schedules. Effective management of our supply chain may become more difficult if our customers' production increases.  Failure to continue to develop this capability or to procure from our suppliers quality components on a timely basis could decrease customer satisfaction, result in significant costs related to product recalls or charges for rework and thus our competitiveness, and could also result in lost revenue due to contractual penalties or lost sales.

The Company's failure to meet quality or delivery expectations of customers could adversely affect our business and financial results.

The Company’s customers have increased their expectations with respect to the on-time delivery and quality of the Company’s products and we anticipate those expectations to continue into the future.  Further, announced delivery rate increases over the next few years could put additional strain on the Company's quality and delivery performance.   If the Company fails to meet the quality or delivery expectations of its customers, this failure could result in significant penalties, liquidated damages, recalls and costs to repair products not meeting our customer requirements. The loss of one or more significant customers of the Company could be damaging considering 68.8% of our aggregate sales for the most recently-ended fiscal year are dependent upon relationships with five major customers.

Demand for our defense-related products depends upon government spending.

A material portion of our sales (15.1% in the year ended December 31, 2014) is derived from the military market. The military market is largely dependent upon government budgets, particularly the U.S. defense budget. The funding of government programs is subject to Congressional appropriation and the possibility of sequestration. Although multi-year contracts may be authorized in connection with major procurements, the U.S. Congress generally appropriates funds on a fiscal year basis even though a program may be expected to continue for several years. Consequently, programs, including those that require our components, may be only partially funded or may never enter full-scale production as expected. As a result, future U.S. defense spending may not be allocated to programs that would benefit our business or at levels that we had anticipated. A decrease in levels of defense spending or the government's termination of, or failure to fully fund, one or more of the contracts for the programs in which we participate would adversely impact our revenues and cash flow.

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

As of December 31, 2014, we had approximately $418.0 million of order backlog, of which $415.9 million was related to our Aerostructures segment.  As a service provider, our Engineering Services segment does not typically utilize backlog to monitor its operations. We consider backlog to be firm customer orders for future delivery.  From time to time, our OEM customers provide projections of components and assemblies that they anticipate purchasing in the future under new and existing programs.  These projections are not included in our backlog unless we have received a firm purchase order or commitment from our customers.  Our customers may have the right, under certain circumstances and with certain penalties or consequences, to cancel, reduce or defer firm orders that we have in backlog.  If our customers cancel, reduce or defer firm orders, we may be protected from certain costs and losses, but our sales will nevertheless be adversely affected.

Given the nature of our industry and customers, there is always a risk that orders may be cancelled or rescheduled due to fluctuations in our customers' production and/or sales forecasts, purchasing budgets or inventory management practices.  Moreover, our realization of sales from new and existing programs is inherently subject to a number of important risks and uncertainties, including the possibility that our customers will not launch programs on time, or at all, and the number of units that our customers will actually produce may change or the timing of production may be altered.  Also, until firm orders are committed, our customers generally have the right to discontinue a program, dual source or replace us with another supplier at any time without penalty.  Our failure to realize sales from new and existing programs would adversely impact our net sales, results of operations and cash flow.

We may be required to risk additional capital to continue existing partnerships or develop new strategic partnerships with OEMs.

Many OEMs are moving toward developing strategic, and sometimes risk-sharing, partnerships with their larger suppliers.  Each strategic partner provides an array of integrated services, including purchasing, warehousing and assembly for OEM customers.  We have been designated as a strategic partner by some OEMs and are striving to become a strategic partner of other OEMs.  In order to maintain our current strategic partnerships and establish new ones, we will likely need to spend additional capital to secure future partnerships.  We may not, however, have the financial ability to do so.

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

Operation by end-users of the product platforms into which our components are integrated could expose us to product liability claims.

We may be exposed to possible claims of personal injury, death, grounding costs, property damage or other liabilities that result from the failure or malfunction of a component or assembly fabricated or designed by us.  We currently have policies in place for products liability and premises insurance, which we believe provide adequate coverage in amounts and on terms that are generally consistent with industry practice.  Nevertheless, to the extent a claim is made against us that is not covered in whole or in part by our current insurance, we may be subject to a material loss.  Moreover, any claims that are covered by our policies would likely cause our premiums to increase, and we might not be able to maintain adequate insurance coverage levels in the future. Additionally, since we do not carry product recall insurance we could be subject to recall expenses associated with any product failures determined to be our fault.

Risks associated with foreign operations could adversely impact the Company.

The Company operates facilities in Mexico, the United Kingdom, Australia and Sri Lanka.  Doing business in foreign countries is subject to various risks, including political instability, local economic conditions, foreign government regulatory requirements, trade tariffs and the potentially limited availability of skilled labor in proximity to the Company's facilities.  In addition, the Company has been operating its Mexican facility through a shelter arrangement under a contractual agreement with a Mexican company.  If the Company is unable to renew this agreement in future years on terms satisfactory to it, the Company may incur increased labor costs and/or experience a disruption in its operations in Mexico.

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

Newer military aircraft, such as the Lockheed Martin F-35 Series, and newer aircraft designs for large commercial aircraft, such as the Boeing 787 and Airbus 350, include more composite and other non-metal components than previous models.  Additionally, redesigns of existing platforms could include greater amounts of non-metal components.  Although we are in the process of continuing to expand our development of non-metallic production capabilities, we currently do not have significant capacity to produce large quantities of non-metal components. If we are unsuccessful in developing such production expertise, the trend toward the use of non-metal components could limit our opportunities for new work, cause the loss of certain existing work and increase the competitive environment with other suppliers of metal components.

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

•	advanced notice procedures for shareholders to nominate candidates for election of directors and for shareholders to submit proposals for consideration at shareholders' meetings;

•	the staggered election of our directors; and

•	restrictions on the ability of shareholders to call special meetings of shareholders.

In addition, we are subject to Section 459 of the General and Business Corporation Law of Missouri, which, under certain circumstances, may prohibit a business combination with any shareholder holding 20% or more of our outstanding voting power.  This provision may have the effect of delaying, deterring or preventing certain potential acquisitions or a change of control of the Company.

 We may raise capital, which could result in dilution and cause the stock price of our common stock to decline.

Our business plan anticipates the need for new capital to support the continued development of capabilities, either through internal investment or acquisition.  We may raise new capital through debt (including debt securities and/or bank borrowings), the issuance of additional shares of our common stock or the issuance of securities convertible into or exchangeable for shares of our common stock.  Should we choose to raise capital by issuing or selling shares of our common stock (or securities convertible into or exchangeable for shares of common stock) for any reason, such issuance will likely have a dilutive effect on the holders of our common stock and/or could have a material negative impact on the market price of our common stock.

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

Our ability to invest in our businesses, fund our operations and contractual commitments and make strategic acquisitions requires access to the capital markets, access to term debt and/or sufficient bank credit lines to support short-term borrowings.  If we are unable to continue to access the capital markets and debt financing on terms acceptable to the Company as a result of, for example, disruption or declines in the capital markets and/or a decline in our financial performance, outlook or credit ratings could cause us to experience difficulties in successfully executing our long-term growth strategy and/or a material adverse effect on our business and financial results.

We are subject to the cyclical nature of the aerospace industry, and any future downturn in the aerospace industry or general economic conditions could cause our sales and operating income to decrease.

We derive virtually all of our revenue from the sale of services and components for the aerospace industry. Consequently, our business is directly affected by certain characteristics of and trends in the aerospace industry or general economic conditions that affect our customers, such as:

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

Our competitors in the aerospace industry consist of a large fragmented group of companies, including certain business units or affiliates of our customers.  We believe that competition within the aerospace industry will increase substantially as a result of industry consolidation, trends favoring greater outsourcing of components and a decrease in the number of preferred suppliers.  We also believe foreign aerospace manufacturers and engineering service providers and foreign divisions of domestic aerospace businesses will become an increasing source of competition, due largely to these businesses' access to low-cost labor and the increased prevalence of industry participation commitments, pursuant to which domestic OEMs agree to award production work to manufacturers from a foreign country in order to obtain orders from that country.  Some of our competitors have substantially greater financial, production and other resources than we have.  These competitors may have:

•	the ability to adapt more quickly to changes in customer requirements and industry conditions or trends;

•	greater access to capital;

•	stronger relationships with customers and suppliers;

•	greater name recognition; and

•	purchased (or in the future, may purchase) critical suppliers and make them captive causing delays and potential price increases.

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

Most of our components are manufactured from aluminum products.  From time to time, we, and the aerospace components industry as a whole, have experienced shortages in the availability of aerospace quality aluminum. In addition, we utilize certain materials in the manufacture of our non-aerospace products that, in some cases, may be provided by a limited number of suppliers.  Raw material shortages could limit our ability to meet our production needs and adversely affect our ability to deliver products to our customers on a timely basis.  Also, raw material shortages and capacity constraints at our raw material producers are outside of our control and can cause the price of aluminum to increase.  Any significant shortage or price escalation of raw materials such as aluminum could increase our operating costs, which would likely have an adverse impact on our financial results.  Composite and machined products have a higher percentage of raw material content and thus, are more susceptible to gross margin impacts. As rate increase on commercial aerospace platforms rise so do the lead times for certain raw material which makes reorder points a critical step in our manufacturing and planning process. One part missed in the process could result in a delivery being delayed and our ability to meet commitments to our customers and our future financial results.

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

We are involved with the Attorney General of the State of Missouri with respect to allegations of violations of certain state environmental regulations by Ozark Mountain Technologies (“OMT”), our subsidiary located in Cuba, Missouri. Also, we are involved with the EPA and Missouri Department of Natural Resources with respect to other certain environmental non-compliance matters that we voluntary reported following our voluntary, comprehensive internal audit of OMT’s facility. Finally, we are involved with the EPA and the U.S. Department of Justice with respect to an investigation into allegations of low pH wastewater releases at OMT’s facility. Any of the above matters may subject us to fines. The Company continues to work with the respective government agencies to reach a resolution of these matters. Any charges filed, monetary sanctions imposed or other actions taken by any of these agencies could result in a material adverse effect on us.

For more information on the matters discussed above, please see "Item 1. Business - Governmental Regulations and Environmental Compliance."

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

As of December 31, 2014, we had $269.0 million of total debt outstanding including notes of $245.0 million. We have no outstanding borrowings under our current revolving credit facility at December 31, 2014.

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

In addition, our current revolving credit facility contains other restrictive covenants, including covenants that limit and in some circumstances prohibit, our ability to, among other things, incur additional debt, sell, lease or transfer our assets, pay dividends, make investments, loans, advances and acquisition, engage in sale-leaseback transactions, guarantee debt or obligations, create liens, enter into transactions with our affiliates and enter into certain merger, consolidation or other reorganization transactions. We would also be subject to requirements to make mandatory prepayments with the net proceeds of certain asset sales and debt issuances, and so long as any such debt issuance is permitted pursuant to the credit facility, there would be no corresponding reduction of the commitment amount. These restrictions could limit our ability to obtain future financing, make acquisitions or needed capital expenditures, withstand the current or future downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise, any of which could place us at a competitive disadvantage relative to our competitors that have less debt and are not subject to such restrictions.

Due to many factors beyond our control, we may not be able to generate sufficient cash to service all of our indebtedness, including the notes, and meet our other ongoing liquidity needs, and we may be forced to take other actions to satisfy our obligations under our debt agreements, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations, including the notes, and to fund any future capital expenditures and meet our other ongoing liquidity needs depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions, fluctuations to such conditions, and to certain financial, business and other factors beyond our control. Our business may not generate sufficient cash flow from operations in the future and our currently anticipated levels of revenue and cash flow may not be realized, either or both of which could result in our being unable to repay the principal, premium, if any, and interest on our indebtedness, including borrowings under our new revolving credit facility and the notes.

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

The Company's principle facilities are as follows:

Location	Primary Operations Performed
St. Charles, Missouri	Assembly
Cottonwood Falls, Kansas	Assembly
Lenexa, Kansas	Assembly
St. Charles, Missouri	Fabrication
Auburn, Washington	Fabrication
Everett, Washington	Fabrication
Mexicali, Mexico	Fabrication
Vista, California	Fabrication
Wichita, Kansas	Fabrication
Tulsa, Oklahoma	Finishing
Cuba, Missouri	Finishing
Fredonia, Kansas	Machining
Sun Valley, California	Machining
Coweta, Oklahoma	Machining
Washington, Missouri	Machining
Wichita, Kansas	Machining
Tulsa, Oklahoma	Distribution
Savannah, Georgia	Kitting, Distribution
Dallas/Fort Worth, Texas	Engineering Services
Everett, Washington	Engineering Services
Greenville, South Carolina	Engineering Services
San Diego, California	Engineering Services
Stansted, Essex, England	Engineering Services
Melbourne, Australia	Engineering Services
Negombo, Sri Lanka	Engineering Services
St. Charles, Missouri	Offices
Kansas City, Missouri	Offices

In 2014, the Company opened an Engineering Services location in Sri Lanka. Also, in 2014, the Company closed its Fort Worth, Texas facility and relocated work to other existing facilities. Additionally, the Company relocated the work performed relative to machining operations at its Savannah, Georgia facility to other locations within the Company during 2014. The Savannah facility continues to perform kitting, assembly and distribution operations.

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

Market Information

The Company’s common stock is traded on the NASDAQ Global Market under the symbol “LMIA.”  The following table sets forth the range of high and low closing sale prices for the Company’s common stock for the periods indicated during the Company’s past two fiscal years:

Period	High	Low
Fiscal Year 2014
1st quarter	$15.55	$13.51
2nd quarter	14.23	13.04
3rd quarter	15.21	12.80
4th quarter	14.39	12.11
Fiscal Year 2013
1st quarter	22.78	19.27
2nd quarter	22.50	17.83
3rd quarter	19.89	11.95
4th quarter	16.00	10.98

Holders

As of March 10, 2015, there were approximately 107 holders of record of the Company’s common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

On July 7, 2005, our shareholders approved the LMI Aerospace, Inc. 2005 Long-term Incentive Plan (the “Plan”).  The Plan provides for the grant of non-qualified stock options, incentive stock options, shares of restricted stock, restricted stock units, stock appreciation rights, performance awards, and other stock-based awards and cash bonus awards to employees or directors.  Up to 1,200,000 shares of common stock are authorized for issuance under the Plan.  The following table summarizes information about our equity compensation plan as of December 31, 2014.  All outstanding awards relate to the Company’s common stock.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)(1)	(b)	(c)(2)
Equity compensation plans approved by security holders:
2005 Long-Term Incentive Plan	—	—	157,915
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	157,915

(1)	This column excludes 296,782 shares of unvested restricted stock outstanding with a $16.58 per share weighted-average grant date fair market value.

(2)	This column includes securities remaining for issuance as restricted stock.

The Company made no purchases of its common stock during the year ended December 31, 2014, and the Company does not maintain an active repurchase program.

Performance Graph

Set forth below is a line graph presentation comparing the yearly percentage change in cumulative total shareholder returns since December 31, 2010 on an indexed basis with the Standard & Poors (“S&P”) 500 Index and the S&P Small Cap Aerospace/Defense Index, which is a nationally recognized industry standard index.

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

The selected financial data set forth below for the year ended December 31, 2014, and each of the four preceding fiscal years, should be read in conjunction with “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements, related notes and other financial information included herein.

(Dollar amounts in thousands, except share and per share data)

	2014	2013	2012 (1)	2011	2010
Statement of Operations Data:
Net sales	$387,817	$412,557	$278,629	$254,040	$223,356
Cost of sales	312,447	332,695	210,321	194,390	171,856
Gross profit	75,370	79,862	68,308	59,650	51,500
Selling, general & administrative expenses	55,204	55,862	36,891	33,563	32,435
Impairment expense (2)	26,439	77,750	—	1,163	—
Contingent consideration write-off (3)	—	(7,950)	—	—	—
Acquisition expense (4)	—	247	5,362	—	—
Restructuring expense (5)	2,585	3,073	—	—	—
(Loss) income from operations	(8,858)	(49,120)	26,055	24,924	19,065
Other income (expense)
Interest expense (6)	(29,280)	(16,962)	(1,771)	(669)	(696)
Other income (expense), net	223	618	356	(730)	58
Total other expense	(29,057)	(16,344)	(1,415)	(1,399)	(638)
(Loss) income before income taxes	(37,915)	(65,464)	24,640	23,525	18,427
(Benefit) provision for income taxes (7)	(8,953)	(6,979)	8,153	7,136	5,496
Net (loss) income	$(28,962)	$(58,485)	$16,487	$16,389	$12,931
Amounts per common share:
Net (loss) income - per common share	$(2.28)	$(4.64)	$1.41	$1.42	$1.13
Net (loss) income - assuming dilution	$(2.28)	$(4.64)	$1.39	$1.40	$1.11
Weighted average common shares outstanding	12,716,976	12,607,833	11,701,607	11,559,895	11,420,524
Weighted average dilutive common shares outstanding	12,716,976	12,607,833	11,839,182	11,741,513	11,636,385
Other Financial Data:
Capital expenditures (8)	$16,690	$24,149	$19,529	$10,267	$7,151
Cash provided (used) by operating activities	49,117	(8,349)	8,799	16,175	26,845
Cash used by investing activities	(13,111)	(22,253)	(235,000)	(9,997)	(7,145)
Cash (used) provided by financing activities	(29,651)	27,827	222,680	(257)	(17,784)
Gross profit margin	19.4%	19.4%	24.5%	23.5%	23.1%
Balance Sheet Data:
Cash and cash equivalents	$7,927	$1,572	$4,347	7,868	1,947
Working capital	143,357	150,995	113,233	83,988	68,118
Total assets	442,436	480,051	527,964	204,606	179,849
Total long-term debt, excluding current portion	265,554	285,369	255,067	—	28
Shareholders' equity	118,135	144,144	200,954	167,785	149,763

(1)	Includes the operating results of TASS subsequent to the acquisition date, August 7, 2012, and the results of Valent subsequent to the acquisition date, December 28, 2012.

(2)
During the fourth quarter of fiscal 2014, in accordance with the Company’s accounting policy as described in Note 1 to the Consolidated Financial Statements, the Company performed the annual impairment analysis and determined that carrying value for goodwill for the Engineering Services segment was above its fair value. As a result, a non-cash goodwill impairment charge of $26,439 was recorded in the fourth quarter of 2014. During the fourth quarter of fiscal 2013, in accordance with the Company’s accounting policy as described in Note 1 to the Consolidated Financial Statements, the Company performed the annual impairment analysis and determined that carrying value for goodwill for Valent was above its fair value. As a result, a non-cash goodwill impairment charge of $73,528 was recorded in the fourth quarter of 2013. (See ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies, "Goodwill and Intangible Assets" and Note 1, "Goodwill and Intangible Assets"). In the second quarter of 2013, a triggering event occurred when the Company started an initiative to rebrand its core engineering business. As result of this initiative, the D3 Technologies name is no longer being used; thus, the $4,222 indefinite lived intangible asset related to that trade name was deemed to be fully impaired.  During the first quarter of 2011, a triggering event occurred with regard to a certain proprietary technology intangible asset as a result of a failure to conclude a possible sale of a product line resulting in a non-cash charge of $1,163 related to Intec.

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

(5)
The year ended December 31, 2014 includes $287 related to the closure of the Precise Machine facility in Forth Worth, TX, $47 related to the relocation of the Savannah machining operations, $228 related to the closure of the St. Charles machine parts operations and $2,023 related to other employment separation activities. The year ended December 31, 2013 includes $453 related to the closure of the Precise Machine facility in Fort Worth, TX and $2,620 related to the separation agreement reached with key members of Valent Aerostructures, LLC.

(6)
The years ended December 31, 2014 and December 31, 2012 include $8,466 and $580, respectively, for the write-off of debt financing costs related to the modification and termination of certain debt instruments.

(7)
Includes $8,931 of income tax benefits generated from income tax losses for 2013 and 2014 that the Company decided in 2014 to carry back to prior years. Includes a $17,718 valuation charge against deferred tax assets at December 31, 2013 related to the goodwill impairment at Valent noted in (2) above.

(8)	Includes $0, $411 and $746 related to equipment capital leases in 2014, 2013 and 2012 respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

On December 28, 2012, we acquired Kansas City, Missouri-based Valent, a provider of complex, structural components, major sub-assemblies and machined parts for OEMs and Tier 1 airframe manufacturers in the aerospace and defense industries.  Valent is included in the Aerostructures segment and provides significant content for several major commercial, business jet and military platforms including the Boeing 737, 747-8, 777, 787, V-22, F-15, F-18 and Gulfstream G650.  The resulting increased content, complementary product offerings and enhanced project management capabilities of the acquisition are expected to drive further growth from existing platforms by offering our customers more diversified product and service offerings, deepened customer relationships and greater leverage of our extensive manufacturing and supply chain network.  In addition, Valent’s assembly and high-end precision machining capabilities allows the Company to compete for larger and more complex assemblies and design-build programs.

On February 21, 2014, on the recommendation of the Compensation Committee, the Board of Directors of the Company (the "Board") appointed Daniel G. Korte to succeed Ronald S. Saks as Chief Executive Officer and President of the Company effective March 18, 2014. Mr. Korte commenced his employment with the Company on March 10, 2014 as Chief Executive Officer-Elect, a non-executive position, and begin serving as Chief Executive Officer and President on March 18, 2014. Also, on February 21, 2014, the Board appointed Mr. Saks as the non-executive Chairman of the Board.

During 2014, the Engineering Services segment realized lower sales and income from operations each quarter in 2014 and experienced lower than expected performance on design build contracts in the latter part of 2014. During the fourth quarter of 2014, the Company performed its annual impairment testing of the Engineering Services segment which resulted in a $26.4 million goodwill impairment charge. (See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations,"Critical Accounting Estimates.")

During the fourth quarter of 2013, income from operations at Valent was below the Company's expectations. The decline in income was primarily due to significantly lower than expected performance on two long-term contracts and a determination that a loss contract existed at acquisition. During the fourth quarter of 2013, the Company performed its annual impairment testing of the Valent reporting unit which resulted in a $73.5 million goodwill impairment charge. This impairment also required the review of our ability to realize our net deferred tax assets. Upon review, we established a $17.8 million dollar valuation allowance to reduce these net deferred taxes. Due to the goodwill impairment and resulting net loss, the Company determined it was appropriate to establish this reserve. (See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations,"Critical Accounting Estimates.")

On June 19, 2014, the Company issued $250,000 in second-priority senior secured notes maturing on June 19, 2019. Obligations under these notes are secured by substantially all of the Company’s assets and bear interest at 7.375%, paid semi-

annually in January and July, with interest payments commencing in January of 2015. Also, on June 19, 2014, the Company used the proceeds from the issuance of these notes to settle and terminate its existing term loan and also modified its revolving credit agreement. As a result, unamortized debt issuance costs associated with the agreement of $8,340 were written off and recognized as interest expense. Additional debt issuance costs of $8,122 were incurred as a result of these transactions and are being amortized over the term of the notes and revolving credit agreement.

In January 2015, the Company signed a long-term supply agreement with Spirit covering all Boeing, Airbus, Bombardier and Mitsubishi aircraft. This agreement extends the performance period of the statements of work for certain contracts and gives the Company preferred supplier status on certain future contracts.

Results of Operations

The post-acquisition results of the operations of Valent and TASS are included in the following information within the Aerostructures and Engineering Services segments, respectively.

The following table illustrates the percentage of sales to primary industries and markets realized over the last three years.

Market	2014	2013	2012
Large commercial aircraft	50.1%	47.4%	36.7%
Corporate and regional aircraft	26.1%	25.9%	32.0%
Military	15.1%	18.7%	26.0%
Other (1)	8.7%	8.0%	5.3%
Total	100.0%	100.0%	100.0%

(1)	Includes technology, testing, rail yard switching equipment and various other products.

Year ended December 31, 2014 compared to year ended December 31, 2013

The following table provides the comparative data for 2014 and 2013:

	2014
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$326.0	$63.4	$(1.6)	$387.8
Cost of sales	259.0	54.9	(1.5)	312.4
Gross profit	67.0	8.5	(0.1)	75.4
S, G, & A and other charges (1)	48.1	36.2	—	84.3
Income (loss) from operations	$18.9	$(27.7)	$(0.1)	$(8.9)

(1) Includes $26.4 million in the Engineering Services segment related to goodwill impairment

	2013
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$331.7	$83.7	$(2.8)	$412.6
Cost of sales	263.6	71.6	(2.5)	332.7
Gross profit	68.1	12.1	(0.3)	79.9
S, G, & A and other charges (1)	114.2	14.8	—	129.0
Loss from operations	$(46.1)	$(2.7)	$(0.3)	$(49.1)

(1) Includes $73.5 million in the Aerostructures segment related to goodwill impairment and $4.2 million in the Engineering Services segment related to intangible asset impairment

Aerostructures Segment

Net Sales.   Net sales were $326.0 million in 2014, a decrease of 1.7% from $331.7 million in 2013. The following table summarizes total sales for the segment and the percentage of total sales represented by the market served for each of the years ended December 31, 2014 and December 31, 2013:

Category	2014	% of Total	2013	% of Total
	($ in millions)
Large commercial aircraft	$162.5	49.8%	$159.1	48.0%
Corporate and regional aircraft	87.5	26.8%	89.3	26.9%
Military	49.1	15.1%	57.1	17.2%
Other	26.9	8.3%	26.2	7.9%
Total	$326.0	100.0%	$331.7	100.0%

Large commercial aircraft generated net sales of $162.5 million in 2014 compared to $159.1 million in 2013, an increase of 2.1%.  The most significant increases were attributable to higher production rates on the Boeing 737 and 787 platforms which generated $94.9 million and $15.0 million, respectively, in 2014 compared to $85.9 million and $7.5 million, respectively, in 2013. These increases were partially offset by a decrease in Boeing 767 wing modification products which generated $7.6 million, in 2014 compared to $14.0 million in 2013. In addition, sales on the Boeing 747 platform decreased in 2014 to $11.1 million from $17.7 million in 2013 as demand for that aircraft has fallen and is expected to decline further.

Net sales of components for corporate and regional aircraft were $87.5 million during 2014 compared to $89.3 million in 2013, a decrease of 2.0%.  Revenue decreased $2.9 million on the Gulfstream G500/G600 program, primarily the result of a decrease in tooling revenue, from $14.0 million in 2013 to $11.1 million in 2014. In addition, revenue decreased on the Gulfstream G450/G550 program by $4.5 million, from $36.1 million in 2013 to $31.6 million in 2014. These decreases in revenue were offset by a $6.2 million increase on the Gulfstream G650 program which contributed $29.7 million in 2014 compared to $23.5 million in 2013 and will continue to grow in 2015.

Military products generated net sales of $49.1 million in 2014 compared to $57.1 million in 2013, a decrease of 14.0%.  The decrease is primarily due to a reduction in Black Hawk helicopter and Embraer KC390 revenues, which contributed $21.8 million and $2.1 million, respectively, in 2014 compared to $26.9 million and $6.7 million, respectively, in 2013.

Other products generated net sales of $26.9 million in 2014 compared to $26.2 million in 2013, an increase of 2.7%.

Cost of Goods Sold.  Cost of goods sold for 2014 was $259.0 million (79.4% of net sales) compared to $263.6 million (79.5% of net sales) for 2013.  Cost of goods sold was impacted by a $5.7 million reduction of sales which reduced cost of sales by $2.1 million. In addition, the cost of goods sold in 2014 was reduced when the Company reversed a loss reserve of $5.3 million on a long-term production contract due to price increases received for engineering changes and improved hardware costs. These reductions in cost of goods sold were partially offset by increased depreciation of $1.3 million on assets disposed of at several facilities as part of equipment upgrades and facility closures during the year. In addition, cost of goods sold was also unfavorably impacted by an unfavorable product sales mix, lower production levels resulting from an effort to reduce inventory, inefficiencies associated with closing operations and production moves between facilities as part of the restructuring effort in 2014. 2013 cost of sales was unfavorably impacted by $2.5 million of fair value step-up on acquired inventories from acquisitions.

Cost of goods sold for the Aerostructures segment consists primarily of direct labor, materials, subcontract costs and manufacturing overhead, including indirect labor costs, depreciation, rent, supplies and other indirect costs.

Gross Profit.  Gross profit for 2014 was $67.0 million (20.6% of net sales) compared to $68.1 million (20.5% of net sales) for 2013.  Accelerated depreciation of $1.3 million and inefficiencies associated with restructuring activities unfavorably impacted gross profit margin in 2014. Gross profit margin was also unfavorably impacted by product mix and lower production levels. Gross profit margin was favorably impacted by the previously mentioned $5.3 million for a loss reserve reversal on a long-term contract in 2014. 2013 was unfavorably impacted by the previously mentioned $2.5 million of fair value step-up on acquired inventories from acquisitions.

Selling, General and Administrative Expenses and Other Charges.  Selling, general and administrative expenses and other charges were $48.1 million (14.8% of net sales) in 2014 compared to $114.2 million (34.4% of net sales) in 2013.  Included in expenses for the year ended December 31, 2013 were $73.5 million were related to goodwill impairment charges. This impairment was offset by an $8.0 million benefit related to the write-off of the contingent consideration associated with the December 2012 purchase of Valent. In 2014, increases in environmental expenses of $0.9 million also contributed to the change in selling, general, and administrative expenses when compared to the prior-year period.
During 2014, the Company implemented restructuring plans that resulted in the closure of its Precise Machine facility and relocation of machining operations from its Savannah facility to other facilities in the company. In addition, the Company implemented other employment separation activities and committed to a restructuring plan that will result in the relocation of the machining operations in its St. Charles, Missouri facility to other facilities in the company. As a result of these restructuring activities, the Company recognized $2.1 million of restructuring expense in 2014. In 2013, the Company recognized $3.1 million is restructuring expenses associated with a separation agreement reached with key members of Valent Aerostructures, LLC, and the closure of its Precise Machine facility.
Excluding the impact of these non-recurring items. selling, general and administrative costs decreased $0.5 million in 2014 when compared to 2013 resulting from cost reductions implemented in 2014.
Selling, general and administrative expenses for Aerostructures segment consists primarily of labor, rent, depreciation and amortization, professional services and other administrative expenses.

Engineering Services Segment

Net Sales.  Net sales were $63.4 million in 2014, a decrease of 24.3% from $83.7 million in 2013.  The following table summarizes the segment’s total sales and the percentage of the segment’s total sales represented by the market served for each of the years ended December 31, 2014 and December 31, 2013, respectively:

Category	2014	% of Total	2013	% of Total
	($ in millions)
Large commercial aircraft	$31.6	49.8%	$37.3	44.6%
Corporate and regional aircraft	13.8	21.8%	17.9	21.4%
Military	10.1	15.9%	19.9	23.8%
Other	7.9	12.5%	8.6	10.2%
Total	$63.4	100.0%	$83.7	100.0%

Net sales of services for large commercial aircraft were approximately $31.6 million in 2014 compared to $37.3 million in 2013, a decrease of 15.3%.  The decline in sales was due to several key programs, the most significant of which were the Goodrich Nacelle program, the Boeing 747 platform and the Airbus 350 platform that decreased $3.8 million, $1.5 million and $1.2 million, respectively, in 2014 compared to 2013. These decreases were partially offset by increases of $1.3 million related to the Triumph BA7000 program and $1.2 million in maintenance and repair revenues in 2014 as compared to 2013.

Net sales of services supporting corporate and regional aircraft were approximately $13.8 million during 2014 compared to $17.9 million in 2013, a decrease of 22.9%.  The decrease in sales was primarily related to reductions of $2.8 million in support of the Bombardier Learjet L-85, as the project is winding down. Net sales for this market were unfavorably impacted in 2014 as compared to 2013 by $1.1 million related to cumulative long-term revenue adjustments.

Military programs generated net sales in 2014 of approximately $10.1 million compared to $19.9 million in 2013, a decrease of 49.2%.  The decrease from 2013 was primarily due to a $9.0 million reduction in sales on a project nearing completion in support of the Boeing Tanker program. In addition, the Embraer KC 390 program revenue declined $2.3 million, offset by an increase of $2.3 million in sales to Spirit Aerosystems in support of the V280 program. Military sales were unfavorably impacted in 2013 as compared to 2014 by $1.0 million in cumulative long-term revenue adjustments.

Sales related to the design and delivery of tooling on various programs supporting commercial aircraft were $7.9 million in 2014 compared to $8.6 million in 2013, a decrease of 8.1%.  This decrease was primarily due to an reduction of $1.6 million in revenues generated from Boeing tooling projects. Sales in this category were unfavorably impacted in 2013 as compared to 2014 by $0.8 million in cumulative long-term revenue adjustments.

Cost of Goods Sold.  Cost of goods sold for 2014 was $54.9 million (86.6% of net sales) compared to $71.6 million (85.5% of net sales) for 2013.  Lower sales volume in the base Engineering Services business led to the decrease in cost of goods sold, which was primarily comprised of lower direct labor costs and associated fringe benefits.

Cost of goods sold for the Engineering Services segment consists primarily of direct labor, subcontract costs and overhead, including rent, maintenance, and indirect costs.

Gross Profit. Gross profit for this segment was $8.5 million (13.4% of net sales) for 2014 compared to $12.1 million (14.5% of net sales) for 2013.  The decrease in gross profit percentage was primarily driven by a decrease in revenue, which increased fixed costs as a percentage of sales. The change in gross profit was also impacted by net unfavorable cumulative long-term revenue adjustments of $1.7 million recognized in 2013 and $1.0 million in 2014.

Selling, General and Administrative Expenses and Other Charges. Selling, general and administrative expenses and other charges were $36.2 million (57.1% of net sales) in 2014 compared to $14.8 million (17.7% of net sales) for 2013.  The increase in expense in is primarily related to a $26.4 million goodwill impairment recognized in 2014. In addition, restructuring expenses contributed $0.5 million to the increase in selling, general, and administrative cost in the segment in 2014. In 2013, the Company recognized an impairment of $4.2 million related to the D3 trade name intangible asset.

Selling, general and administrative expenses for Engineering Services segment consists primarily of labor, rent, depreciation and amortization, professional services and other administrative expenses.

Non-segment Expenses

Interest Expense.   Interest expense was $29.3 million for 2014 compared to $17.0 million for 2013.  The increase in interest expense in 2014 was primarily due to the $8.5 million write-off of debt financing costs related to the termination of the Company's long-term credit agreement and the modification of the Company's revolving credit agreement. Increased average interest rates also contributed to the increase in interest expense in 2014 due to the refinancing of the primary debt source from a term loan to higher interest rate notes. For further discussion, see Note 9, "Long-term Debt and Capital Lease Obligations," in the Notes to our Consolidated Financial Statements.

Other Income (Expense), Net.  Other income was $0.2 million for 2014 compared to other income of $0.6 million for 2013.

Income Tax Expense.  An income tax benefit was realized for 2014 of $9.0 million compared to a $7.0 million income tax benefit for 2013.  During 2014, our effective income tax rate was 23.6% compared to 10.7% in 2013. The effective tax rate in 2014 includes tax benefits recognized for the carry back of our 2014 and 2013 tax losses to prior years. The effective tax rate in 2013 was impacted by a $17.6 million deferred tax charge for a valuation allowance established during the fourth quarter of 2013. The Company continues to have a full valuation allowance against its net deferred tax assets at December 31, 2014. For further discussion see Critical Accounting Estimates included in Item 7.

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

Selling, General and Administrative Expenses and Other Charges.  Selling, general and administrative expenses and other charges were $114.2 million (34.4% of net sales) in 2013 compared to $32.4 million (18.5% of net sales) in 2012.  Included in expenses for the year ended December 31, 2013 were $92.3 million in expenses attributable to the inclusion of Valent, of which $73.5 million were related to goodwill impairment charges. These charges resulted from Company's annual impairment analysis which determined that carrying value for goodwill for Valent was above its fair value. This impairment was offset by an $8.0 million benefit related to the write-off of the contingent consideration associated with the December 2012 purchase of Valent. By the end of the second quarter of 2013, the earnings levels required in order for former Valent interest holders to be paid contingent consideration were deemed not likely to be achieved by the required date of December 31, 2013.
During the fourth quarter of 2013, the Company committed to a restructuring plan that will result in the closure of its Precise Machine facility located in Fort Worth, Texas with work transferring to other facilities. As a result, the Company recorded employee severance costs of $0.5 million in the fourth quarter of 2013. During the same quarter, the Company also reached a separation agreement with three key members of Valent Aerostructures, LLC, resulting in a charge of $2.6 million in separation-related expenses. The annual cost savings related to these restructuring plans approximates $2.0 million.
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

Engineering Services Segment

Net Sales.  Net sales were $83.7 million in 2013, a decrease of 20.7% from $105.6 million in 2012.   Offsetting the decrease were sales of $10.3 million attributable to the inclusion of the TASS acquisition for the full year of 2013. Excluding TASS, Engineering Services sales decreased $31.8 million, or 31.9% in 2013 versus 2012. The following table summarizes the segment’s total sales and the percentage of the segment’s total sales represented by the market served for each of the years ended December 31, 2013 and December 31, 2012, respectively:

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

Sales related to the design and delivery of tooling on various programs supporting commercial aircraft were $8.6 million in 2013 compared to $7.4 million in 2012, an increase of 16.2%.  This decrease was primarily due to an decrease of $2.4 million in revenues generated from Boeing tooling projects, offset by a $0.8 million unfavorable cumulative long-term contract revenue adjustment on the 787 shipping fixture program.

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

Selling, General and Administrative Expenses and Other Charges. Selling, general and administrative expenses and other charges were $14.8 million (17.7% of net sales) in 2013 compared to $9.8 million (9.3% of net sales) for 2012.  The increase was primarily due to the inclusion of the full year TASS’s selling, general, and administrative expenses of $1.2 million and a $4.2 million impairment of the D3 trade name intangible asset. During 2013, a triggering event occurred when the Company started an initiative to rebrand its core engineering business. As result of this initiative, the D3 Technologies name is no longer being used, thus, the $4.2 million indefinite lived intangible asset related to that trade name was deemed to be fully impaired.

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

Income Tax Expense.  An income tax benefit was realized for 2013 of $7.0 million compared to $8.2 million of income tax expense for 2012.  During 2013, our effective income tax rate was 10.7% compared to 33.1% in 2012 with the change primarily due to a $17.6 million deferred tax charge for a valuation allowance established during the fourth quarter of 2013 as the Company was then in a three year cumulative loss position. For further discussion see Critical Accounting Policies included in Item7.

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

Operating income in 2014 included charges for goodwill impairment, restructuring, and integration expenses. Operating income in 2013 included charges for goodwill impairment, restructuring, acquisition costs, intangible asset impairment and integration expenses in addition to the recognition of fair value step up on the inventory acquired from the Valent acquisition. These charges were partially offset by the write-off of contingent consideration. In 2012, our operating income included significant charges for acquisition-related expenses. EBITDA and Adjusted EBITDA exclude these charges, as applicable, and provide meaningful information about the operating performance of our businesses apart from the acquisition-related expenses, as well as interest and tax expenses.

The following financial items have been added back to our net income when calculating EBITDA:

•	Depreciation;

•	Amortization expense;

•	Goodwill and intangible asset impairment;

•	Interest expense; and

•	Income tax expense.

The following financial items have been added back to our net income when calculating Adjusted EBITDA:

•	Stock-based compensation;

•	Acquisition and integration expenses;

•	Fair value step-up on acquired inventories;

•	Restructuring expenses;

•	Contingent consideration write-off; and

•	Other (net).

Reconciliations of net income to EBITDA and Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of net sales were as follows:

	(In Thousands) Years Ended December 31,
	2014	2013	2012
Net (loss) income	$(28,962)	$(58,485)	$16,487
Depreciation and amortization (1)	22,459	20,560	7,994
Goodwill and intangible asset impairment (2)	26,439	77,750	—
Interest expense (3)	29,280	16,962	1,771
Income tax (benefit) expense (4)	(8,953)	(6,979)	8,153
EBITDA	40,263	49,808	34,405
Stock-based compensation (5)	2,748	2,445	2,376
Restructuring expense (6)	2,585	3,073	—
Integration expense	818	1,265	—
Fair value step up on acquired inventories	—	2,497	—
Acquisition expenses (7)	—	247	5,362
Contingent consideration write-off (8)	—	(7,950)	—
Other (net)	1,173	(618)	(356)
	7,324	959	7,382
Adjusted EBITDA	$47,587	$50,767	$41,787

(1) Includes amortization of intangibles and depreciation expense.

(2) In 2014, the annual impairment test conducted by the Company resulted in an impairment of goodwill associated with the Engineering Services segment of $26,439. In 2013, the annual impairment test conducted by the Company resulted in an impairment of goodwill associated with the Valent acquisition of $73,528. Also in 2013, a triggering event occurred which resulted in the impairment of the indefinite lived D3 trade name asset of $4,222.

(3)	Includes the write-off of deferred financing costs in connection with refinanced credit facilities in 2014 and 2012 of $8,466 and $580, respectively.

(4)
Includes $8,931 of income tax benefits generated from income tax losses for 2013 and 2014 that the Company decided in 2014 to carry back to prior years. Includes a $17,718 valuation charge against deferred tax assets at December 31, 2013 related to the goodwill impairment at Valent noted in (2) above.

(5) Includes shared-based expense associated with the LMI Aerospace, Inc. 2005 Long-term Incentive Plan and the LMI Profit Sharing and Savings Plan. 2014 also includes expenses associated with share-based payments to settle obligations under a consulting agreement.

(6)
In 2014, restructuring includes costs associated with the Precise Machine facility closure, Savannah machining operations relocation, St. Charles machining operations closure, and other employment separation activities. In 2013, restructuring includes costs associated with severance related to the Precise Machine facility closure and separation costs associated with key members of Valent.

(7)    Includes investment banking, accounting, legal, tax and valuation expenses for acquisitions.

(8) Included in accrued liabilities as of December 31, 2012 was $7,950 of contingent consideration, representing the fair value of the amount payable to former members of Valent Aerostructures, LLC if certain sales targets were achieved by December 31, 2013.

Liquidity and Capital Resources

The Company's operations generated cash of $49.1 million in 2014. The Company's operations used cash of $8.3 million in 2013 and generated cash of $8.8 million in 2012.  The net operating cash inflow in 2014 was primarily driven by reductions in accounts receivable, increases in accrued expenses and overall operational performance. Accounts receivable were favorably impacted by the collection of a $13.5 million milestone payment on the KC-390 program in 2014 for which sales were recognized in 2013. Accrued expenses were favorably impacted by $9.7 million related to debt refinancing that occurred in 2014 and the related change in the timing of interest payments from monthly to semi-annually. The first interest payment under the primary new debt facility, the amount of which was $10.3 million, was paid in January of 2015.

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

Net cash used in investing activities for the year ended December 31, 2014 was $13.1 million compared to $22.3 million and $235.0 million for the years ended December 31, 2013 and 2012, respectively.  We spent $16.7 million in 2014 on capital expenditures, compared to $23.7 million and $18.8 million during 2013 and 2012, respectively, as we normalize capital spending after increasing capital spending in support of anticipated growth and the additional capital needs for our acquired businesses. The Company used $206.5 million, net of cash acquired, in the 2012 acquisition of Valent which was funded from our credit facility.  We paid $9.8 million, net of cash acquired, in the 2012 acquisition of TASS funded with available cash.

Cash used by financing activities was $29.7 million in 2014, compared to cash provided of $27.8 million in 2013 and $222.7 million in 2012.  The Company settled its outstanding term loan with the issuance of $250.0 million in senior secured notes during 2014. Proceeds from the notes also partially funded net payments of $36.0 million against our revolving credit facility. During 2014, the Company also settled a mortgage of $2.1 million, an equipment loan of $3.1 million and retired $5.0 million of the outstanding senior secured notes. The Company also paid 8.0 million in debt financing costs in 2014. Cash provided in 2013 resulted from borrowings against the Company's revolving credit facility. In 2012, the Company borrowed $225.0 million on a term loan primarily used for the acquisition of Valent and to fund the Company's other working capital needs. The Company also incurred $3.0 million in loans for equipment and $6.2 million in borrowings against its revolving credit facility in 2012.  The Company also paid $12.7 million in financing costs related to the loan agreement in 2012.

As discussed in Item 1. Business- Governmental Regulations and Environmental Compliance, the Company’s subsidiary, OMT, is involved in ongoing investigations by government agencies with regard to alleged violations of environmental regulations. In connection therewith, the Company has been required to use cash to fund related expenses. As such, cash flow has been, and may continue to be, negatively impacted in the interim. The Company estimates the additional cash payments to be made related to these matters are $0.9 million. The Company believes certain environmental representations set forth in the purchase agreement pursuant to which Valent was acquired and the purchase agreement pursuant to which OMT was acquired provide the Company with certain rights of indemnification with respect to the matters disclosed herein. The Company also has insurance policies that it believes covers various environmental issues at OMT, and breaches by former owners of OMT of their respective environmental representations and warranties in each of the purchase agreements. As a result, the Company believes its rights of indemnification and insurance coverage may provide for a recovery of some or all of the costs associated with such allegations. We cannot provide any assurance, however, that we will ultimately prevail in any claim for indemnification or secure insurance proceeds from our insurance policies or in what time frame such proceeds, if any, may be secured.

 On June 19, 2014, the Company issued $250,000 in second-priority senior secured notes maturing on June 19, 2019, of which $245.0 million remain outstanding at December 31, 2014. In connection with the issuance of the notes, the Company agreed to file an exchange offer registration statement to exchange the notes for substantially identical registered notes under the Securities Act of 1933 unless the exchange offer is not permitted by applicable law or the policy of the Security and Exchange Commission. The Company also agreed to make commercially reasonable efforts to cause the exchange offer to be completed by June 19, 2015. In addition, the Company has also agreed to file a shelf registration statement to cover resales of notes under certain circumstances. The Company agreed (i) to file the shelf registration statement as promptly as practicable after the occurrence of such circumstances, (ii) to use its commercially reasonable efforts to cause such shelf registration statement to be declared effective by the Security and Exchange Commission within 90 days of the event giving rise to such obligation (or 180 days if the exchange offer registration statement has not yet been filed), and (iii) to use its commercially reasonable efforts to keep effective such shelf registration statement until the earlier of June 19, 2015 or such time as all of the applicable Notes have been sold thereunder. If the Company fails to satisfy its registration obligations under the Registration Rights Agreement, it will be required to pay additional interest to the holders of the Notes. The Company expects that it will meet its registration obligations.

In addition, also on June 19, 2014, the Company modified its existing revolving credit facility which matures on the earlier of the fifth year anniversary date of June 19, 2019 or the date that is 91 days prior to the maturity date of the senior secured notes unless the notes are repaid, refinanced or otherwise satisfied in full. The maturity dates are subject to acceleration upon occurrence of an event of default. An event of default under the revolving credit agreement includes, among other things, failure to pay any material indebtedness, acceleration of payments by any lender prior to scheduled maturity, or judgments rendered against the Company requiring payments at or above certain levels. The credit agreement contains a covenant that requires us to comply with a maximum first priority debt to EBITDA ratio on a quarterly basis. In addition, the agreement also contains certain restrictive covenants that limit and in some circumstances prohibit, our ability to, among other things, incur additional debt, sell, lease or transfer our assets, make investments, guarantee debt or obligations, create liens, and enter into certain merger, consolidation or other reorganization transactions.  These restrictive covenants prohibit the Company from paying dividends. These restrictions could limit our ability to obtain future financing, make acquisitions or needed capital expenditures, withstand the current or future downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise, any of which could place us at a competitive disadvantage relative to our competitors that have less debt and are not subject to such restrictions. At December 31, 2014, the Company was in compliance with all of its covenants and expects to be in compliance with its covenants in future periods.  If the Company fails to meet any covenants in the credit facility, the Company would not be in compliance with its credit agreement and the lenders would be entitled to exercise various rights, including causing the amounts outstanding under the revolving credit facility to become immediately due and payable.

The Company expects to meet its ongoing working capital, debt service, and capital expenditure needs presently and for the next twelve months from a combination of cash on hand, cash flow from operating activities and cash available under our revolving credit facility.

The Company, in the ordinary course of business, evaluates strategies to enhance our results of operations, financial position, or liquidity. These strategies may include acquisitions, divestitures, opportunities to reduce costs or increase revenues, and other strategic initiatives to increase stockholder value. We are unable to predict which, if any, of these initiatives will be executed. The execution of these initiatives may have a material impact on our future results of operations, financial position, or liquidity.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of operating leases as reflected under “Contractual Obligations and Commitments” below.

Contractual Obligations and Commitments

We had the following contractual obligations and commitments for debt and non-cancelable operating lease payments:

	Total (3)	Less Than 1 year	1-3 years	3 - 5 years	More than 5 years
	($ in thousands)
Debt (1)	$268,978	$3,424	$4,912	$250,966	$9,676
Interest on Long-term debt (2)	$81,854	18,315	36,561	26,877	101
Operating Leases (3)	$49,736	8,023	13,431	10,216	18,066
Total	$400,568	$29,762	$54,904	$288,059	$27,843

(1)	Balances include obligations under capital leases

(2)	Interest expense assumes the balances of long-term debt at the end of the period and current effective interest rate.

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

Inventory.  Except for inventories related to long-term contracts accounted for under contract accounting as discussed below, we value our product inventories at the lower of cost or market using actual cost for raw materials and average or standard cost (which approximates actual cost) for work in process, manufactured and purchased components and finished goods.  In assessing the ultimate realization of inventories, we make judgments as to future demand requirements based upon customer orders in backlog, historical customer orders, customer and industry analyst estimates of aircraft production rates, and other market data available to us.  Additionally, in the aviation industry, these future demand requirements depend on estimates of aircraft lives and the need for spare parts over the course of the aircraft life.  We have recorded charges in recent periods due to discontinuances of product lines, losses of customer contracts, lack of order activity, or changes in expectations of future requirements.

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
The net cumulative catch-up adjustment recorded in 2014 is primarily due to a contract for which a provision for anticipated loss was established in 2013 for $5.3 million as part of the purchase accounting for the Valent acquisition. During 2014, this contract was amended due to the resolution of several engineering changes that resulted in increased revenue per shipset. In addition, the Company was able to secure more favorable future material costs as engineering design to the related assemblies had stabilized. As a result, contract costs are no longer expected to exceed revenue and the related loss reserve was reversed in 2014. The Company also recorded an unfavorable cumulative catch-up adjustment on the Mitsubishi Regional Jet design-build program in 2014 that resulted in a reduction in revenue of $1.5 million. This adjustment was the result of unforeseen test failures that have subsequently required additional design hours and increased cost.
The primary cumulative catch-up adjustments in 2013 related to two contracts. The first contract relates to a design program on the 787 platform on which the Company was unable to pass through as much of the engineering changes incurred to the customer as originally estimated. The Company recorded a reduction of contract revenue of $0.8 million for this program in 2013. The second contract relates to design for the Embraer KC-390 program. In 2013, an unfavorable adjustment of $0.7 million was recorded to reflect a revision in the expected labor hours necessary to complete the program.
In addition, should total estimated costs at completion exceed the estimated total revenue, the anticipated full loss on a contract is recognized in the period in which the anticipated loss is determined.  The loss is reported as a component of cost of sales. The cumulative gross profit margin recognized through the end of the current period on a contract with an estimated loss will equal the current estimate of the gross profit margin on the contract multiplied by the contract revenues recognized through the end of the current period plus the provision for the additional loss on contract revenues yet to be recognized.  The current period cost of sales on a contract with a loss reserve will equal current period sales, thus, gross profit on those sales will be recognized at a 0% margin. In accordance with ASC 605-35-45-1&2, the provisions for anticipated losses on contracts are accounted for as additional contract cost and recognized as part of cost of sales. Provisions for losses are recorded as a reduction of related contract costs recorded in inventory. Any excess loss provision is recorded as a current liability.
The Company does not have any contracts in a loss contract position at December 31, 2014. At December 31, 2013, the Company had a contract being accounted for using the units of delivery method which was acquired during the Valent acquisition where estimated costs exceed the total contract revenue. A provision for anticipated loss was established during 2013 for $5.2 million at acquisition and was treated as measurement period change and, as such, increased the goodwill related to the Valent acquisition. At December 31, 2013, this loss was recorded in the balance sheet as a $2.0 million reduction in inventory and a $3.2 million provision in current liabilities. During 2014, as discussed above, this loss reserve was reversed.
For contracts accounted for using the percentage of completion method, management’s estimates of total units to be produced, and material, labor and overhead costs on long-term contracts are critical to the Company.  Due to the size, length of time and nature of many of our contracts, the estimation of revenue and costs through completion is complicated and subject to many variables.
Total contract revenue estimates are based on negotiated contract prices, customer change orders, claims (when a legal basis exists) and estimated cost to produce the product or service plus a profit in some instances. The contract revenue estimates consider customer purchase orders, projections and industry guidance. In addition, claims and unpriced change orders will impact the estimate of total revenues and profits. In the ordinary course of business, the Company may receive requests from its customers to perform tasks not specified in its contracts.  When this occurs on a long-term contract using the cost-to-cost method of percentage of completion accounting, the Company may record revenue for claims or unpriced change orders to be negotiated with customers.  As of December 31, 2014, approximately 0.1% of revenue represented amounts associated with claims and unpriced change orders.
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
Due to the significance of the judgment in the estimation process described above, it is possible that materially different margins could be recorded if we used different assumptions or if the underlying circumstances were to change.  Changes in underlying assumptions/estimates or circumstances may adversely or positively affect financial performance in future periods.  Consistent with our business strategy of growing the Company's complex assembly capabilities, we expect significant increases in programs calling for long-term contracts in the future.
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
The Company's goodwill balances were $86.8 million and $113.2 million, at December 31, 2014 and 2013, respectively. Under guidelines established by FASB ASC Topic 280, Segment Reporting (“ASC 280”) the Company operates in two operating segments. However, the Company has recorded its goodwill and conducts testing for potential goodwill impairment at a reporting unit level.   The reporting units represent a business for which discrete financial information is available, and segment management regularly reviews the operating results.  There are three reporting units within the Company that have goodwill recorded with 72.0% of the goodwill reported within the Aerostructures operating segment and the remaining 28.0% reported in the Engineering Services operating segment. The Aerostructures operating segment has three reporting units of which only two have goodwill. In the Aerostructures segment, the Valent reporting unit has $56.3 million of goodwill and the Fabrication reporting unit has $6.2 million of goodwill at December 31, 2014. The Engineering Services reporting unit goodwill balance was $24.3 million at December 31, 2014.
Fabrication Reporting Unit: The goodwill balance related to the Fabrication reporting unit was $6.2 million at December 31, 2014. The Company performed the annual test of goodwill and indefinite-lived intangible assets for the Fabrication unit by performing the qualitative assessment option and concluded it was more likely than not that the fair value of the unit exceeded carrying value, and thus, no impairment charge was recorded.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred.  Such indicators may include deterioration in general economic conditions, negative developments in equity and credit markets, adverse changes in the markets in which an unit operates, increases in input costs that have a negative effect on earnings and cash flows, or a trend of negative or declining cash flows over multiple periods, among others.  The fair value that could be realized in an actual transaction may differ from that used to evaluate the impairment of goodwill.
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
Engineering Services Reporting unit: During the fourth quarter of 2014, primarily the result of the continued decline in sales and profitability with respect to our engineering services business, the Company's 2014 annual impairment test (“Step One”) indicated that the fair value of this reporting unit was below its carrying value by $27.5 million, or 40.5%. As a result, the Company determined a second step (“Step Two”) of the impairment test was required for the Engineering Services reporting unit.
The Step Two test determined that a goodwill impairment associated with this reporting unit existed. The fair value of this reporting unit's goodwill exceeded the net book value by approximately 52.1%, or $26.4 million. The following is a summary analysis of the significant assumptions used by the Company to estimate the fair value of this reporting unit using the income approach and how the assumptions were developed:

•
Discount rate:  The discount rate used in determining the fair value was 11.7% which was lower than the 12.9% rate used in testing in 2013 primarily due to the reduction in the bond yields used to determine the risk-free rate component of the calculation.

•
Revenue growth assumptions:  Projected annual growth assumptions are based on the Company’s and its peers historical operating performance adjusted for current and expected competitive and economic factors. The Company used a terminal growth rate of 3.0% to calculate the terminal value in the discounted cash flow analysis.

•
Operating profit margin assumptions:  The forecasted operating profit used in the income approach is expected to improve in the future years as a result of leveraging of the cost of sales as a significant portion of this unit’s costs are fixed in nature. In addition, the Company implemented cost reductions in 2014 that are expect to improve margins in future years.

•
Working Capital assumptions and capital expenditures:  Working capital requirements were forecasted based on the reporting unit’s historical performance.  Capital expenditures were forecasted based on current spending plans for the forecast period and expected to moderate as sales growth slows in the terminal year.

The Company also used the market approach to estimate the fair value of the reporting unit.  The Company used EBITDA multiples based on the next 12 months to estimate fair value using a market approach.  These multiple used in the valuation was 8.5 times EBITDA. In addition, the Company included a control premium in this analysis. This resulted in a market value that was within 0.3% of the estimated fair value using the income approach. If any of these or other related estimates and assumptions are not realized in the future, to the extent the reporting unit cannot generate future cash flows at a level sufficient to recover the net book value, the Company may be required to record future impairment charges. The impairment charges would reduce future net income and earnings per share.
Valent Reporting unit: The Company's 2014 annual step one impairment test did not indicate that the fair value of this reporting unit was below its carrying value. The fair value exceeded the book value by 10.9% at the testing date. The key assumptions used in the Step One test are as follows:

•
Discount rate:  The discount rate used in determining the fair value of the reporting unit was 11.5% which was lower than rate of 12.5% used in 2013. The decrease in the discount rate was primarily due to a reduction in the treasury bond yield rates used to determine the risk-free rate. An increase in the discount rate of 1% would indicate that the fair value of the reporting unit remains in excess of the carrying value of the unit.

•
Revenue growth assumptions:  Projected annual growth assumptions are based on the Company’s and its peers historical operating performance adjusted for current and expected competitive and economic factors surrounding the aerospace and defense industry (the “industry”).  The growth rates used approximated 7.8% per year primarily driven by expected increased demand for large commercial aircraft. The Company used a terminal growth rate of 3.0% to calculate the terminal value in the discounted cash flow analysis.

•
Operating profit margin assumptions:  The forecasted operating profit used in the income approach is expected to improve in the future years as a result of leveraging additional sales and improved operating synergies.

•
Working Capital assumptions and capital expenditures:  Working capital requirements were forecasted based on the reporting unit’s historical performance.  Capital expenditures were forecasted based on current spending plans for the forecast period and are expected to moderate as sales growth slows in the terminal year.

The Company also used the market approach to estimate the fair value of the reporting unit. The Company used EBITDA multiples based on the last 12 months and for the next 12 months to estimate fair value using a market approach. The multiple used in the valuation was approximately 9.3 times EBITDA. In addition, the Company included a control premium in this analysis. This resulted in a market value that was within 6.5% of the estimated fair value using the income approach. If any of these or other related estimates and assumptions are not realized in the future, to the extent the reporting unit cannot generate future cash flows at a level sufficient to recover the net book value, the Company may be required to record impairment charges. The impairment charges would reduce future net income and earnings per share.
As of December 31, 2014, and in further support of our analysis, our net book value for the entire Company (i.e., shareholders’ equity) was $118.1 million, and our market capitalization was approximately $184.6 million.
The Valent reporting unit's goodwill of $56.3 million at December 31, 2014 reflected the goodwill impairment of $73.5 million that was recorded in 2013. The Company's 2013 Step One test did indicate that the fair value of this reporting unit was below its carry value by 20.9%. During the fourth quarter of 2013, income from operations at Valent was below the Company's expectations. The decline in income was primarily due to performance on three long-term production contracts. As a result, the Step Two of the impairment test was required for the Valent reporting unit. The impairment was driven by a decline in expected operating performance of the unit. The key assumptions used in the Step One test were as follows:

•	Discount rate: The discount rate used in determining the fair value of the reporting unit was 12.5% which was slightly lower than rate of 12.9% used in purchase accounting valuation.

•
Revenue growth assumptions:  Projected annual growth assumptions were based on the Company’s and its peers historical operating performance adjusted for current and expected competitive and economic factors surrounding the aerospace and defense industry (the “industry”).  The average growth rate used was approximately 7.1% per year primarily driven by expected long term contract growth. The Company used a terminal growth rate of 3.0% to calculate the terminal value in the discounted cash flow analysis.

•
Operating profit margin assumptions:  The forecasted operating profit used in the income approach was expected to improve in the future years as a result of leveraging additional sales, and improved operating synergies.

•
Working Capital assumptions and capital expenditures:  Working capital requirements were forecasted based on the reporting unit’s historical performance.  Capital expenditures were forecasted based on current spending plans for the forecast period and were expected to moderate as sales growth slows in the terminal year.

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
During the Step Two analysis, the implied fair value of goodwill was calculated by measuring the fair value of assets and liabilities at the time of the impairment test in accordance with ASC 805. The difference between the fair value determined in Step One and the fair values assigned to the individual assets including deferred taxes is the implied fair value of goodwill. The Step

Two analysis resulted in a $73.5 million impairment of goodwill. The Valent reporting unit had $56.3 million of goodwill at December 31, 2013. If any of these or other related estimates and assumptions are not realized in the future, to the extent the reporting unit cannot generate future cash flows at a level sufficient to recover the net book value, the Company may be required to record further impairment charges. The impairment charges would reduce future net income and earnings per share.

Other Intangibles. Customer-related intangible assets on the Consolidated Balance Sheets were $50.3 million and $54.4 million, at December 31, 2014 and 2013, respectively. The assets resulted from the acquisitions of Versaform Corporation, D3, Intec, TASS and Valent have an original estimated useful lives ranging from five to twenty-two years.  The trademark that resulted from the D3 acquisition was determined to have an indefinite life.  Other trademarks are amortized over a period of three to seven years. Other intangible assets resulting from the acquisition of Intec, TASS and Valent have an original estimated useful life of three to six years.  The assumptions and judgments used in determining the useful lives of the intangible assets included in the period of time over which the Company expects to use the asset, expected duration of revenue that will be generated from the asset and how relationships with customers will create future propensity to purchase products and services from the Company. Valent intangible assets are amortized using on the straight-line method. All other remaining intangibles assets are not material.
We test the indefinite lived intangible asset for impairment, at least annually, by comparing its carrying value over the amount of discounted cash flows attributable to the intangible asset.  We test the finite lived intangible assets for impairment by assessing the current period cash flows of each asset group.  Events or changes in circumstances, including loss of a significant customer, a significant decrease in the level of business with a customer or a long-term contract not being extended, would indicate that the carrying amount of any of these intangible assets may not be recoverable and a change in the remaining useful life could be required. If that is the case, an undiscounted cash flow test will be performed and, if necessary, an impairment charge will be recognized for the amount by which the carrying amount of these assets exceeds its fair value. The trademark related to the D3 acquisition for $4.2 million was determined to be impaired and was written off in 2013. The other intangible assets relating to the Engineering Services reporting unit of $6.1 million were tested during the 2014 Step Two impairment test, as discussed above, and were not deemed to be impaired. The other intangible assets were evaluated for triggering events quarterly by the Company in 2014 and were not deemed to be impaired.

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
Based on these criteria and the relative weighting of both the positive and negative evidence available, and in particular the activity surrounding the Company's losses in 2014 and 2013, management determined that it was necessary to establish a valuation allowance against all of its net U.S. deferred tax assets at both December 31, 2014 and at December 31, 2013. This determination was made as the Company entered into a cumulative loss position in the year ended December 31, 2013, due to the recording of a goodwill impairment of $73.5 million related to Valent. The Company remains in a loss position at December 31, 2014. Once the Company entered into a cumulative loss position, it passed the threshold after which there is a presumption that it should no longer rely solely on projected future income when determining whether the deferred tax asset is more likely than not to be realized. While the Company does project future income, the objectively verifiable negative evidence of the recent losses and risk related to those projections outweighs the positive evidence. A valuation allowance of $17.8 million was recorded to fully reserve the U.S. net deferred tax asset at December 31, 2013. The remaining valuation allowance, which fully reserves the U.S. net deferred tax asset, was $12.7 million at December 31, 2014.

As of December 31, 2014, the total net deferred tax liability was $0.3 million. This includes an $12.7 million valuation allowance on net deferred tax assets. Net deferred tax assets at December 31, 2014 included $11.9 million related to US assets and $0.5 million related to other foreign operations. The Company will continue to monitor its deferred tax position and may adjust the valuation allowance, if necessary, for utilization of the underlying deferred tax assets through current taxable income or as available evidence changes.

Recent Accounting Pronouncements

For information related to recently issued accounting standards, see Note 1 of the Notes to Consolidated Financial Statements in Item 8 below.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risks, including interest rates, inflation, and foreign currency exchange rates.

Interest Rate Sensitivity

At December 31, 2014, all of the Company's outstanding debt was at fixed rates. The interest rate associated with the Company's revolving credit agreement, for which no borrowings were outstanding at December 31, 2014, is variable. Borrowings under the revolving facility bear interest at either the LIBOR rate plus a margin of 3.00% to 3.50% or the alternate base rate (“ABR”) which is the highest of the following plus a margin of 2.00% to 2.50%, respectively, with the applicable margins for the revolving credit facility subject to a grid based on the average availability ratio of the Company for the most recently completed quarter:

•Prime rate,
•Federal funds rate plus 0.5%, or,
•The adjusted Eurodollar rate for an interest period of one month plus 1%.

During 2014, the average outstanding revolving debt at variable interest rates was $18.0 million. We estimate that a 1% change in the interest rates of our average floating-rate debt outstanding during the year ended December 31, 2014 would have increased interest expense of $0.2 million.  This amount is determined by calculating the effect of a hypothetical interest rate change on our floating-rate debt.  As of December 31, 2014, we had $269.0 million in carrying value of fixed-rate debt, primarily consisting of notes payable and Industrial Revenue Bonds, with a fair value of approximately the same.

 On June 19, 2014, the Company, in conjunction with the restructuring of its debt facilities, settled all outstanding option and swap derivative contracts.

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

The following financial statements are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of LMI Aerospace, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income (loss), of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of LMI Aerospace, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Report of Management Regarding Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Saint Louis, Missouri
March 16, 2015

LMI AEROSPACE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$7,927	$1,572
Trade accounts receivable, net	58,234	72,853
Inventories	114,279	113,178
Prepaid expenses and other current assets	10,255	4,411
Deferred income taxes	3,913	2,693
Total current assets	194,608	194,707

Property, plant and equipment, net	99,482	103,375
Goodwill	86,784	113,223
Intangible assets, net	50,940	55,465
Other assets	10,622	13,281
Total assets	$442,436	$480,051

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$21,755	$19,904
Accrued expenses	26,072	18,566
Current installments of long-term debt and capital lease obligations	3,424	5,242
Total current liabilities	51,251	43,712

Long-term debt and capital lease obligations, less current installments	265,554	285,369
Other long-term liabilities	3,289	3,915
Deferred income taxes	4,207	2,911
Total long-term liabilities	273,050	292,195

Shareholders’ equity:
Common stock, $0.02 par value per share; authorized 28,000,000 shares; issued 13,089,003 and 12,873,208 shares at December 31, 2014 and December 31, 2013, respectively	262	257
Preferred stock, $0.02 par value per share; authorized 2,000,000 shares; none issued at either date	—	—
Additional paid-in capital	95,460	92,692
Accumulated other comprehensive loss	(170)	(507)
Treasury stock, at cost, 28,396 shares at December 31, 2014 and 22,321 shares at December 31, 2013	(359)	(202)
Retained earnings	22,942	51,904
Total shareholders’ equity	118,135	144,144
Total liabilities and shareholders’ equity	$442,436	$480,051

See accompanying notes to consolidated financial statements.

LMI AEROSPACE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2014	2013	2012
Sales and service revenue
Product sales	$321,284	$324,133	$168,943
Service revenues	66,533	88,424	109,686
Net sales	387,817	412,557	278,629
Cost of sales and service revenue
Cost of product sales	254,775	255,261	121,247
Cost of service revenues	57,672	77,434	89,074
Cost of sales	312,447	332,695	210,321
Gross profit	75,370	79,862	68,308
Selling, general and administrative expenses	55,204	55,862	36,891
Goodwill and intangible asset impairment	26,439	77,750	—
Contingent consideration write-off	—	(7,950)	—
Restructuring expense	2,585	3,073	—
Acquisitions expense	—	247	5,362
(Loss) income from operations	(8,858)	(49,120)	26,055
Other income (expense):
Interest expense	(29,280)	(16,962)	(1,771)
Other, net	223	618	356
Total other expense	(29,057)	(16,344)	(1,415)
(Loss) income before income taxes	(37,915)	(65,464)	24,640
(Benefit) provision for income taxes	(8,953)	(6,979)	8,153
Net (loss) income	(28,962)	(58,485)	16,487
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(98)	(23)	(49)
Reclassification adjustment for losses on interest rate hedges included in net earnings, net of tax of $157, $0 and $0	278	—	—
Unrealized gain/(loss) arising during period from interest rate hedges, net of tax of $0, ($157), and $0	—	(278)	—
Total comprehensive (loss) income	$(28,782)	$(58,786)	$16,438
Amounts per common share:
Net (loss) income per common share	$(2.28)	$(4.64)	$1.41
Net (loss) income per common share assuming dilution	$(2.28)	$(4.64)	$1.39
Weighted average common shares outstanding	12,716,976	12,607,833	11,701,607
Weighted average dilutive common shares outstanding	12,716,976	12,607,833	11,839,182

See accompanying notes to consolidated financial statements.

LMI AEROSPACE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands, except share data)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Share- holders' Equity
Balance at December 31, 2011	$242	$74,823	$(1,182)	$93,902	$—	$167,785
Net income	—	—	—	16,487	—	16,487
Other comprehensive loss	—	—	—	—	(49)	(49)
Issuance of stock
108,646 shares of restricted stock	—	(515)	515	—	—	—
401K plan contribution	—	582	211	—	—	793
783,798 shares for Valent acquisition	16	14,984	—	—	—	15,000
Restricted stock compensation	—	1,494	—	—	—	1,494
Other	(1)	(529)	(26)	—	—	(556)
Balance at December 31, 2012	257	90,839	(482)	110,389	(49)	200,954
Net loss	—	—	—	(58,485)	—	(58,485)
Other comprehensive loss	—	—	—	—	(458)	(458)
Issuance of stock
67,996 shares of restricted stock	—	(237)	237	—	—	—
401K plan contribution	—	707	194	—	—	901
Restricted stock compensation	—	1,615	—	—	—	1,615
Other	—	(232)	(151)	—	—	(383)
Balance at December 31, 2013	257	92,692	(202)	51,904	(507)	144,144
Net loss	—	—	—	(28,962)	—	(28,962)
Other comprehensive gain	—	—	—	—	337	337
Issuance of stock
142,588 shares of restricted stock	4	(38)	(215)	—	—	(249)
12,175 shares - other share based payments		109	58			167
401k plan contribution	1	847	—	—	—	848
Restricted stock compensation	—	1,850	—	—	—	1,850
Balance at December 31, 2014	$262	$95,460	$(359)	$22,942	$(170)	$118,135

See accompanying notes to consolidated financial statements.

LMI AEROSPACE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities:
Net (loss)/income	$(28,962)	$(58,485)	$16,487
Adjustments to reconcile net income to net cash provided/(used) by operating activities:
Depreciation and amortization	22,459	20,560	7,994
Goodwill and intangible asset impairment	26,439	77,750	—
Contingent consideration write-off	—	(7,950)	—
Stock-based compensation	2,018	1,615	1,494
Debt issuance cost write-off	8,466	—	—
Payments to settle interest rate derivatives	(793)	—	—
Deferred taxes	76	(6,060)	(1,062)
Other non-cash items	686	(420)	(317)
Changes in operating assets and liabilities, net of acquired businesses:
Trade accounts receivable	14,270	(4,678)	(8,093)
Inventories	(1,101)	(23,063)	(10,980)
Prepaid expenses and other assets	2,264	2,828	1,186
Current income taxes	(5,908)	1,939	(1,168)
Accounts payable	307	(10,760)	3,062
Accrued expenses	8,896	(1,625)	196
Net cash provided/(used) by operating activities	49,117	(8,349)	8,799
Investing activities:
Additions to property, plant and equipment	(16,690)	(23,738)	(18,783)
Acquisitions, net of cash acquired	—	(504)	(216,398)
Proceeds from sale of equipment	3,579	1,989	181
Net cash used by investing activities	(13,111)	(22,253)	(235,000)
Financing activities:
Proceeds from issuance of debt	250,000	5,751	229,124
Principal payments on long-term debt and notes payable	(235,633)	(5,863)	(118)
Advances on revolving line of credit	66,000	107,000	40,278
Payments on revolving line of credit	(102,000)	(77,236)	(34,042)
Prepaid financing costs	(8,018)	(1,817)	(12,736)
Other, net	—	(8)	174
Net cash (used)/provided by financing activities	(29,651)	27,827	222,680
Net increase/(decrease) in cash and cash equivalents	6,355	(2,775)	(3,521)
Cash and cash equivalents, beginning of year	1,572	4,347	7,868
Cash and cash equivalents, end of year	$7,927	$1,572	$4,347
Cash payments for:
Interest paid	$7,388	$13,161	$585
Income taxes paid, net of refunds received	$(3,037)	$(2,683)	$10,261
Supplemental disclosure of non-cash transactions:
Fair value of common stock issued to acquire Valent	$—	$—	$15,000
Contingent consideration	$—	$(7,950)	$7,950
Equipment acquired under capital lease	$—	$411	$746

See accompanying notes to consolidated financial statements.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2014

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
In addition, should total estimated costs at completion exceed the estimated total revenue, the anticipated full loss is recognized in the period in which the anticipated loss is determined.  The loss is reported as a component of cost of sales. The Company does not have any cost to cost contracts with an anticipated loss. At December 31, 2013, the Company had a contract accounted for using the units of delivery method which was acquired during the Valent acquisition and where estimated costs exceeded the total contract revenue. The provision for anticipated loss was established in 2013 for $5,267 and was treated as a measurement period change and as such increased the goodwill related to the Valent acquisition. During the third quarter of 2014, a change was agreed to that resulted in the favorable settlement of an unpriced change order related to this contract. In addition, the Company secured more favorable future material pricing with respect to this contract as engineering changes to the related assemblies had stabilized. As a result, contract costs are no longer expected to exceed revenue and the remaining related loss reserve was reversed, resulting in a favorable cumulative catch up adjustment of $5,267 in the year ended December 31, 2014. The reversal was recorded in the cost of goods sold section of the Consolidated Statements of Comprehensive Income (Loss).
Cumulative catch-up adjustments had the following impact to operating income in the years presented:

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2014

	2014	2013	2012

Favorable adjustments	5,720	106	587
Unfavorable adjustments	(1,719)	(1,609)	(519)
Net operating income adjustments	4,001	(1,503)	68

The net favorable cumulative catch-up adjustments in 2014 relate primarily to two contracts. The favorable adjustments are primarily associated with the aforementioned Valent contract of $5,267. The unfavorable cumulative catch-up adjustments recorded in 2014 primarily relate to unforeseen failures during the test phase of a design program on the Mitsubishi Regional Jet. The adjustment related to this program was $1,479 and was recorded as a reduction to revenue in the Consolidated Statements of Comprehensive Income (Loss).

The negative cumulative catch-up adjustments in 2013 relate primarily to two contracts. The first contract relates to a design program for 787 shipping fixtures on which the Company was unable to pass through as much of the engineering changes incurred to the customer as originally estimated. The Company recorded a reduction of contact revenue of $811 for this program in 2013. The second contract relates to the design portion of the Embraer KC-390 program. In 2013, an adjustment of $706 was recorded to reflect a revision in the expected labor hours necessary to complete the program.
For contracts accounted for using the percentage of completion method, management’s estimates of total units to be produced, and material, labor and overhead costs on long-term contracts are critical to the Company.  Due to the size, length of time and nature of many of our contracts, the estimation of revenue and costs through completion is complicated and subject to many variables. Claims and unpriced change orders will impact the estimate of total revenues and profits. In the ordinary course of business, the Company may receive requests from its customers to perform tasks not specified in its contracts.  When this occurs on a long-term contract using the cost-to-cost method of percentage of completion accounting, the Company may record revenue for claims or unpriced change orders to be negotiated with customers.  Approximately 0.1% of the Company's revenue recognized in 2014 represented amounts associated with claims and unpriced change orders. Total contract cost estimates are largely based our current cost of production, purchase order terms negotiated or estimated by our supply chain.
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
December 31, 2014

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits in transit and all highly liquid investment instruments with an initial maturity of three months or less.

Inventories

The Company’s inventories are stated at the lower of cost or market and utilize actual costs for raw materials and average or standard cost (which approximates actual cost) for work in process, manufactured and purchased components and finished goods.  The Company evaluates the inventory carrying value and reduces the carrying costs based on customer activity, estimated future demand, price deterioration, and other relevant information. The Company’s customer demand is unpredictable and may fluctuate due to factors beyond the Company’s control.  In addition, inventoried costs include capitalized contract costs relating to programs and contracts with long-term production cycles, a portion of which is not expected to be realized within one year.  See further discussion regarding deferred long-term contract costs under “Revenue and Profit Recognition” and “Pre-Contract and Pre-Production Costs under Long-Term Supply Contracts.”

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
December 31, 2014

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

Based on these criteria and the relative weighting of both the positive and negative evidence available, and in particular the activity surrounding the Company's significant loss in 2013, management determined that it was necessary to establish a valuation allowance against all of its net U.S. deferred tax assets at December 31, 2013. This determination was made as the Company entered into a cumulative loss position over the three year period ended December 31, 2013 primarily due to recording a goodwill impairment of $73,528 related to Valent. Once the Company entered into a cumulative loss position it had passed the threshold after which there is a presumption that a company should no longer rely solely on projected future income in determining whether the deferred tax asset is more likely than not to be realized. The Company will continue to monitor its deferred tax position and may adjust the valuation allowance, if necessary, for utilization of the underlying deferred tax assets through current taxable income or as available evidence changes. At December 31, 2014, the Company's deferred tax assets remain under a valuation allowance.

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

 The Company’s unrecognized tax benefits as of December 31, 2014 and 2013 are immaterial.  The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2014.  The Company has no material interest or penalties relating to income taxes recognized on the Consolidated Balance Sheet as of December 31, 2014 and 2013.  As of December 31, 2014, returns for calendar years 2011 through 2013 remain subject to examination by the Internal Revenue Service and/or various state tax jurisdictions. In December 2014, the Company was notified that the Internal Revenue Service will examine its federal returns for the 2012 and 2013 tax years.

Financial Instruments

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2014

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under the new guidance, management will be required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions of this ASU are effective for annual periods beginning after December 15, 2016, and for annual and interim periods thereafter.

2.	ACQUISITIONS

On December 28, 2012, the Company acquired all of the outstanding equity of Valent Aerostructures, LLC, (“Valent”), a provider of complex sub-assemblies and machined parts to airframe manufacturers in the commercial aerospace, business and regional, and military industries, is headquartered in Kansas City, Missouri, and was accounted for under the acquisition method of accounting.  Concurrent with the acquisition, the Company entered into a credit agreement to fund the majority of the purchase price as described in Note 9. "Long-term Debt and Capital Lease Obligations."  The Company also issued $15,000 in restricted common stock.  Fifty percent of the shares issued for the acquisition were eligible to be converted in June of 2014, however, the shares have not yet been converted due to open indemnification matters with the former owners of Valent as described in Item 1. Business, Governmental Regulations and Environmental Compliance. Pursuant to their terms, the remaining shares would be eligible for conversion in December 2015, subject to the same indemnification matters.

The operating results of Valent have been included in the Company’s Aerostructures segment from the date of acquisition and acquisition related costs of $5,107 were included in acquisitions expense.  The following table presents unaudited pro-forma

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2014

consolidated operating results for the Company for the year ended December 31, 2012, as if Valent had been acquired as of the beginning of the periods presented:

2012
Net sales	$386,402
Net income	12,899

The integration of Valent with its business provides synergistic benefits, including increased scale, complementary product offerings, the ability to compete for larger and more complex design-build projects and enhanced project management capabilities, allowing the Company to drive further growth from existing platforms.

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
December 31, 2014

accounting.  The pro-forma operating results, as if the Company had completed the acquisition at the beginning of the periods presented, are not material to the Company’s operations and are not presented.

Management believes the acquisition of TASS, together with other initiatives, has augmented the Company’s long and successful history with Boeing products and provides the Company with a global presence in the aftermarket engineering arena.  TASS also provides the Company the ability to internally source product support for parts manufactured by the Company in the global airline fleet.

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

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  The valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  There have been no changes in the methodologies used at December 31, 2014.  There were no transfers between levels during 2014 and 2013.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2014

					2014
	Assets and Liabilities at Fair Value				Total
	as of December 31, 2014				Gains
	Total	(Level 1)	(Level 2)	(Level 3)	(Losses)
Recurring Fair Value Measurement:
Liabilities:
Interest rate derivatives (1)	$—	$—	$—	$—	$(793)

Non-recurring Fair Value Measurements:
Asset:
Intangible assets, net (2)	$50,940	$—	$—	$50,940	$—
Goodwill (3)	$86,784	$—	$—	$86,784	$(26,439)

(1) In 2014, the Company terminated and settled its interest rate derivatives in conjunction with the settlement of its then existing credit agreement.
(2) The fair values of intangibles relating to the 2012 acquisitions of TASS and Valent were determined by third parties in connection with the purchase and recorded at those values.
(3) During the fourth quarter of 2014, the Company performed its annual impairment analysis of goodwill. As a result of the analysis, the goodwill related to the Engineering Services reporting unit was deemed impaired, and a $26,439 impairment charge was recorded in the Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2014.

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

(2) The Monte Carlo simulation was used with a normal probability distribution of the best estimate of EBITDA for 2013 to approximate fair value. At June 30, 2013, the EBITDA target was not expected to occur and, as such, the $7,950 of contingent consideration was deemed unlikely to be paid, and a benefit was recorded on a separate line in the Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2013.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2014

(3) During the second quarter of 2013, a triggering event occurred when the Company commenced an initiative to rebrand its core engineering business. Under this initiative, the D3 Technologies name became obsolete and the $4,222 indefinite lived intangible asset related to that trade name was deemed to be fully impaired and a loss was recorded in the Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2013.
(4) The fair values of intangibles relating to the 2012 acquisitions of TASS and Valent were determined by third parties in connection with the purchase and recorded at those values.
(5) In 2013, the goodwill related to the Valent acquisition was deemed impaired, and a $73,528 impairment charge was recorded in the Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2013.

4.	ACCOUNTS RECEIVABLE NET

Accounts receivable, net consists of the following:

	December 31,
	2014	2013
Trade receivables	$53,081	$66,292
Unbilled revenue	4,036	4,671
Other receivables	1,581	2,070
	58,698	73,033
Less: Allowance for doubtful accounts	(464)	(180)
Accounts receivable, net	$58,234	$72,853

Under long-term contract accounting unbilled revenue on long-term contracts arise when the sales or revenues based on performance attainment, though appropriately recognized, cannot be billed yet under terms of the contract as of the balance sheet date.  Accounts receivable expected to be collected after one year are not material.

5.	INVENTORIES

Inventories consist of the following:

	December 31,
	2014	2013
Raw materials	$16,712	$17,099
Work in progress	22,960	21,605
Manufactured and purchased components	21,296	21,675
Finished goods	32,403	40,572
Product inventory	93,371	100,951
Capitalized contract costs (1)	20,908	12,227
Total inventories	$114,279	$113,178

(1) 2013 includes a reduction to inventory of $2,057 related to a loss reserve on a long-term production contract.

In accordance with ASC 605-35-45-1&2, the provisions for anticipated losses on contracts are accounted for as additional contract cost and recognized as part of cost of sales. Provisions for losses are recorded as a reduction of related contract costs recorded in inventory.

Inventoried costs include capitalized contract costs relating to programs and contracts with long-term production cycles, substantially all of which is not expected to be realized within one year.  The increase in capitalized contract costs in 2014 relates

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2014

primarily to four contracts that are in the early stages of production. The Company believes these amounts will be fully recovered over the life of the contracts.

6.	PROPERTY, PLANT AND EQUIPMENT

Depreciation expense (including amortization expense on software) recorded by the Company totaled $17,934, $15,913 and $5,894 for 2014, 2013 and 2012, respectively.

	December 31,
	2014	2013
Land	$1,108	$1,455
Buildings and improvements	25,415	23,692
Machinery and equipment	122,509	122,132
Leasehold improvements	13,034	14,421
Software and other	12,059	11,403
Construction in progress	10,696	5,031
Total gross property, plant and equipment	184,821	178,134
Less accumulated depreciation	(85,339)	(74,759)
Total net property, plant and equipment	$99,482	$103,375

See discussion in Note 9 to the Consolidated Financial Statements regarding property, plant and equipment recorded associated with capital leases.

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table summarizes the net carrying amount of goodwill by segment at December 31, 2014 and 2013, respectively:

			Engineering
	Aerostructures		Services		Total
	2014	2013	2014	2013	2014	2013
Balance at December 31,

Gross Goodwill	$141,953	$141,953	$50,741	$50,741	$192,694	$192,694
Accumulated impairment loss	(79,471)	(79,471)	(26,439)	—	(105,910)	(79,471)
Net Goodwill	$62,482	$62,482	$24,302	$50,741	$86,784	$113,223

The net goodwill balance for the Aerostructures segment is primarily related to the acquisition of Valent in December 2012, which accounts for $56,288 of the balance at both December 31, 2014 and 2013. Under ASC 805, the acquiring entity has a period of time, referred to as the measurement period, to finalize the accounting for a business combination. During 2013, the gross goodwill balance in Aerostructures was impacted by measurement period changes related to the acquisition of Valent. The largest material adjustment recorded in 2013 was related to a loss reserve on a long-term contract of $5,267. The associated loss reserve was recognized when the Company determined that an acquired contract on the Boeing 787 program was under-priced related to the level of effort required. Other adjustments recorded during the measurement period were related to a reduction in the value of fixed assets of $482 which was offset by a working capital settlement adjustment of $1,219. In addition, during the fourth quarter of fiscal 2013, in accordance with the Company’s accounting policy as described in Note 1 to the Consolidated Financial Statements, the Company performed the annual impairment analysis and determined that carrying value of goodwill for Valent was above its fair value. As a result, a goodwill impairment charge of $73,528 was recorded in the fourth quarter of 2013. The annual impairment analysis performed in the fourth quarter of 2014 determined that the fair value for Valent and the remaining goodwill in Aerostructures exceeded its carrying value.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2014

During the fourth quarter of fiscal 2014, in accordance with the Company's accounting policy as described in Note 1 to the Consolidated Financial Statements, the Company also performed its annual impairment analysis on the Engineering Services reporting unit and determined that the carrying value of goodwill was above its fair value. As a result, a goodwill impairment charge of $26,439 was recorded in the fourth quarter of 2014, which brought the remaining goodwill associated with the reporting unit to $24,302.

The net goodwill balances at December 31, 2014 and December 31, 2013 also included $6,194 from the acquisition of Intec in January 2009. The net goodwill balance at December 31, 2013 included $50,741 related to the Engineering Services reporting unit.

Goodwill recorded as a result of the D3 and Intec acquisitions is not deductible for tax purposes, while goodwill recorded as a result of the Valent and TASS acquisitions is deductible for tax purposes.

Intangible Assets

Intangible assets primarily consist of trademarks and customer intangibles resulting from the acquisitions of Versaform Corporation, D3, Intec, TASS, and Valent.  The trademark of $4,222 that resulted from acquisition of D3 was determined to have an indefinite life.  During the second quarter of 2013, a triggering event occurred when the Company commenced an initiative to rebrand its core engineering business. Under this initiative, the D3 Technologies name will no longer be used and the $4,222 indefinite lived intangible asset related to that trade name was deemed to be fully impaired. The amount was calculated using the income approach with a level 3 valuation. The impairment loss was recognized in the Engineering Services segment in a separate line in the selling, general and administrative expenses of the Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2013.

The remaining trademarks resulted from the acquisitions of Intec, TASS, and Valent and have a weighted average useful life of 4.5 years.  Customer intangibles have a weighted average useful life of 18.5 years.   Other intangible assets have a weighted average useful life of 5.3 years.  The carrying values were as follows:

	December 31,
	2014	2013
Trademarks	$778	$778
Customer intangible assets	68,991	68,991
Other	1,274	1,274
Accumulated amortization	(20,103)	(15,578)
Intangible assets, net	$50,940	$55,465

Intangibles amortization expense for 2014, 2013 and 2012 was $4,524, $4,647 and $3,185, respectively.

The estimated annual amortization expense for intangibles assets is as follows:

Year ending December 31,
2015	$4,359
2016	4,134
2017	3,915
2018	3,563
2019	3,263
Thereafter	31,706
$50,940

8.	ACCRUED EXPENSES

Accrued expenses consist of the following:

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2014

	December 31,
	2014	2013
Accrued interest	$9,814	$125
Accrued payroll	1,647	3,286
Accrued bonus	3,014	958
Accrued vacation & holiday	2,933	3,516
Accrued employee benefits	1,800	1,847
Accrued operating lease obligations	2,186	2,002
Accrued professional fees	980	1,253
Accrued restructuring	739	422
Loss reserve on long-term production contracts	—	3,165
Other	2,959	1,992
Total accrued expenses	$26,072	$18,566

During the second quarter of 2014, the Company replaced its primary debt obligation, which required quarterly interest payments, with debt that requires semi-annual interest payments. The first payment on the Company's primary debt obligation is due in January 2015, resulting in an increase in accrued interest of $9,689 in 2014.
In 2013, as previously discussed, the Company recorded a loss reserve of $5,267 related to a long-term production contract at Valent. (See Note 1, Accounting Policies and Note 7, Goodwill and Intangible Assets). At December 31, 2013, the loss reserve balance was $5,222 of which $3,165 was included in accrued expenses with the remainder recorded as a reduction of related contract inventory. As discussed in Note 5, during the third quarter of 2014 events occurred that changed the Company's expectations with regard to future costs on this contract and the related loss reserve was reversed, resulting in a favorable cumulative catch up adjustment.

9.	LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consist of the following:

	December 31,
	2014	2013
Second priority senior secured notes at a fixed rate of 7.375% at December 31, 2014	$245,000	$—
Term loan under credit agreement, variable	—	222,750
Revolver under credit agreement, variable	—	36,000
Missouri IRBs at fixed rate of 2.80% at December 31, 2014 and December 31, 2013	7,334	7,756
Capital Leases, at fixed rates ranging from 2.04% to 7.73% at December 31, 2014 and 2.04% to 7.73% at December 31, 2013	13,288	14,572
Notes payable, principal and interest payable monthly, at fixed rates, up to 2.56% and 3.60% at December 31, 2014 and 2013, respectively (1)	3,356	9,533
Total debt	268,978	290,611
Less current installments	3,424	5,242
Total long-term debt and capital lease obligations	$265,554	$285,369

(1) During the year ended December 31, 2014, the Company settled a mortgage and an equipment loan in cash in the amount of $2,109 and $3,140, respectively.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2014

On June 19, 2014, the Company issued $250,000 in second-priority senior secured notes maturing on June 19, 2019. During the quarter ended September 30, 2014, the Company repurchased and retired $5,000 of the outstanding notes at a premium of 1.125%, plus accrued interest. Obligations under these notes are secured by substantially all of the Company’s assets and bear interest at 7.375%, paid semi-annually in January and July, with interest payments commencing in January of 2015. In addition, on June 19, 2014, the Company used the proceeds from the issuance of these notes to settle and terminate its existing term loan and also modified its revolving credit agreement.

The modified revolving credit agreement, entered into on June 19, 2014, provides for a revolving credit facility of up to $90,000.  Under the agreement, the co-collateral agents may establish a reserve against the facility. At December 31, 2014, the reserve established was $15,000, which reduced the maximum availability to $75,000. Based on the amount of eligible assets at December 31, 2014 and considering outstanding letters of credit of $1,210, available borrowings were further reduced to $56,545. The maximum amount, less reserves, available for borrowing at levels below $30,000 are based on a sum of 45% of eligible receivables, 30% of eligible inventories and an additional amount of eligible equipment up to 20% of total borrowings under the facility. The maximum amount, less reserves, available for borrowing at levels above $30,000 are based on a sum of 75% of eligible receivables, 45% of eligible inventories and an additional amount of eligible equipment up to 20% of total borrowings under the facility. Borrowings under the facility are secured by a first lien on substantially all of the Company’s assets and bear interest at either the LIBOR rate plus a margin of 3.00% to 3.50% or the alternate base rate (“ABR”) which is the highest of the following plus a margin of 2.00% to 2.50%, respectively, with the applicable margins for the revolving credit facility subject to a grid based on the average availability ratio of the Company for the most recently completed quarter:

•Prime rate,
•Federal funds rate plus 0.5%, or,
•The adjusted Eurodollar rate for an interest period of one month plus 1%.

For the year ended December 31, 2014, the actual average interest rate incurred for the revolving credit facility was 4.5%.

The Company is required to pay a commitment fee of between 0.375% and 0.5% per annum on the unused portion of the revolving credit facility, depending on the average revolver usage during the period as compared to the total available borrowings under the facility. At December 31, 2014, the commitment fee required was 0.5%.

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

At December 31, 2014, the Company was in compliance with all of its covenants and expected to be in compliance with its covenants in future periods.  If the Company fails to meet any covenants in the credit facility, the Company would not be in compliance with its credit agreement and the lenders would be entitled to exercise various rights, including causing the amounts outstanding under the revolving credit facility to become immediately due and payable.

A portion of the Company's debt and capital leases related to buildings and equipment that were underwritten to service underlying Industrial Revenue Bonds (“IRBs”) with the City of Washington, Missouri and Fredonia, Kansas.  Monthly payments are scheduled in an amount sufficient to service the total principal and interest of the underlying bonds.  Interest ranges from 2.80% to 4.57% and mature between September 2020 and June 2032.  In addition, the Company's debt includes a note payable to a prior

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2014

minority shareholder for $2,000 payable in monthly installments over 36 months and a capital lease of $312 related to the building in Coweta, Oklahoma that carries an interest rate of 7.73% and requires monthly payments through March 2022.

The Company has also entered into various notes payable and capital lease agreements for the purchase of certain equipment.  The notes are secured by certain equipment and payable in monthly installments including interest ranging from 2.45% to 2.56% through November 2019.  In connection with its acquisition of TASS on August 7, 2012, as discussed in Note 2 above, the Company entered into a $1,000 note payable which was paid in full in August 2013 plus interest at 3.25%. In December 2012, the Company entered into a commitment to finance a warehouse in Tulsa, Oklahoma through a $2,200 promissory note which was paid in full in June of 2014 plus interest at 2.95%.  On March 28, 2013, the Company entered into a $3,550 promissory note at a 3.60% fixed interest rate to finance the purchase of a corporate aircraft. The aircraft was sold and the associated note was paid in full in December of 2014.

The gross amount of assets recorded under capital leases totaled $15,567 as of December 31, 2014 and is included in the related property, plant and equipment categories.  The long-term debt and capital lease payment obligations including the current portion thereof required in each of the next five years and thereafter are as follows:

Year ending December 31,	Long-Term Debt (1)	Capital Leases
2015	$1,983	$1,946
2016	951	1,916
2017	919	1,962
2018	944	2,223
2019	245,849	2,500
Thereafter	4,919	5,175
Total	255,565	15,722
Less: imputed interest	—	(2,309)
Total	$255,565	$13,413

(1) Includes principal only

The Company has appropriately split the deferred financing fees incurred in connection with its debt and will amortize the fees over their respective terms.  In 2014, as a result of the refinancing of its existing long term indebtedness, which resulted in the settlement and termination of its credit agreement, unamortized debt issuance costs associated with the agreement of $8,466 were written off and recognized as interest expense. Debt issuance costs of $8,122 were incurred as a result of the 2014 refinancing transactions and are being amortized over the term of the notes and revolving credit agreement, which is five years.

10.	DERIVATIVE FINANCIAL INSTRUMENTS

On June 19, 2014, the Company terminated and settled its interest rate derivatives in conjunction with the settlement of its then existing credit agreement, which had a variable interest rate. This settlement resulted in a charge of $793 to interest expense in the Condensed Consolidated Statements of Comprehensive Income (Loss) in the year ended December 31, 2014. Prior to this termination and in compliance with the credit agreement, the Company purchased option and swap derivative contracts to hedge against the potential impact on earnings from an increase in market interest rates associated with the interest payments on its variable rate term credit facility.  The objective of the hedge transactions was to reduce the variability of cash flows due to changes in the designated benchmark interest rate on the term debt.  The Company had no derivative financial instruments recorded in the Condensed Consolidated Balance Sheet at December 31, 2014. At December 31, 2013, the derivatives were recognized in the Condensed Consolidated Balance sheet as current assets and liabilities at fair value as follows:

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2014

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

The following amounts are included in AOCI and earnings for the year ended December 31, 2014:

	Net of Tax
Derivatives in Cash Flow Hedging Relationship	Effective portion of (Gain) Loss Recognized in AOCI on Derivative	Effective Portion of (Gain) Loss Reclassified from AOCI into Earnings
Year ended December 31, 2014
Interest rate derivatives	$—	$278

11.	TREASURY STOCK TRANSACTIONS

Treasury stock increased in 2014 by 6,075 shares. This increase resulted from forfeitures of 32,890 shares related to the Company's long-term incentive plan and 2,651 shares surrendered to the Company in settlement of tax obligations on vested restricted shares, offset by issuances of 17,291 shares related to grants of restricted stock and 12,175 shares to settle obligations under a consulting agreement. The Company issued from treasury stock 38,397 shares, net of forfeitures, in 2013 and 102,986 shares in 2012, in conjunction with grants of restrictive stock, but did not purchase any shares during those years.  The Company also utilized approximately 40,904 and 44,474 shares from treasury stock to match employee contributions in the Company’s 401(k) Plan in 2013 and 2012, respectively. In 2014, the Company utilized common stock to match employee contributions to the 401(k) Plan.

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

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2014

	Year ended December 31,
	2014	2013	2012
Numerators
Net (loss) income	$(28,962)	$(58,485)	$16,487
Denominators
Weighted average common shares - basic	12,716,976	12,607,833	11,701,607
Dilutive effect of restricted stock	—	—	137,575
Weighted average common shares - diluted	12,716,976	12,607,833	11,839,182
Basic earnings per share	$(2.28)	$(4.64)	$1.41
Diluted earnings per share	$(2.28)	$(4.64)	$1.39

For the twelve months ended December 31, 2014 and December 31, 2013, 153,249 and 111,976 shares are not included in the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive. These securities could be dilutive in future periods.

13.	COMMITMENTS AND CONTINGENCIES

The Company leases certain facilities and equipment under various non-cancelable operating lease agreements that expire at various dates through 2025.  At December 31, 2014, the future minimum lease payments under operating leases with initial non-cancelable terms in excess of one year are as follows:

2015	$8,023
2016	7,197
2017	6,234
2018	5,664
2019	4,552
Thereafter	18,066
$49,736

Rent expense totaled $8,396, $8,501 and $6,789 in 2014, 2013 and 2012, respectively.

The Company has entered into employment agreements with certain members of senior management, the terms of which expire on January 1, 2016 through December 31, 2016.  The terms of these agreements are up to 3 years, include non-compete and non-disclosure provisions, and provide for defined severance payments in the event of termination.

Legal Contingencies

The Company has been named as a defendant in certain pending lawsuits in the normal course of business (the “Pending Lawsuits”). The Company is also the subject of the various proceedings described below. It is the policy of management to disclose the amount or range of reasonably possible losses from any legal proceedings.

In the opinion of management, after consulting with legal counsel, the losses, if any, resulting from the Pending Lawsuits should not have a material effect on the Company’s financial position or results of operations.

In November, 2013, the Attorney General of the State of Missouri (the “Missouri AG”) contacted LMI regarding allegations of violations of certain state environmental regulations involving the discharge of pollutants and water contaminants claimed to have occurred in 2011 by Ozark Mountain Technologies ("OMT"), a subsidiary of LMI, (the “Missouri AG Matter”). On February 25, 2015, the Missouri AG filed a Petition against OMT alleging pollution of state waters, violation of pretreatment regulations and violation of water quality standards. The Company believes it is probable that the Missouri AG’s office will assess a penalty on OMT. In the opinion of management, after consulting with legal counsel and based on the discussions the Company has had

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2014

with the Missouri AG, the Company has established a loss contingency of $175, which represents management’s current estimate of the minimum penalty the Missouri AG is contemplating assessing on OMT.

In August 2013, the Environmental Protection Agency ("EPA") and the U.S. Dept. of Justice (“DoJ”) commenced an investigation into allegations of low pH wastewater releases claimed to have occurred between 2009 and 2013 at OMT’s facility (the “Waste Water Allegations”). Based on discussions with the DoJ, the Company believes that charges and fines are likely, In the opinion of management, after consulting with legal counsel, the Company has established a loss contingency of $694, which represents management’s current estimate of the minimum penalty the DoJ is contemplating assessing on OMT.

Until we have a final agreement with the respective agency, we cannot provide any assurance that the loss contingencies will not increase or that such agency will not take other action.

OMT became a subsidiary of LMI as a result of LMI’s acquisition of Valent in December 2012. The Company believes certain environmental representations set forth in the purchase agreement pursuant to which Valent acquired OMT; and the purchase agreement pursuant to which LMI acquired Valent, provide the Company with certain rights of indemnification with respect to the matters disclosed herein. The Company also has insurance policies that it believes covers various environmental issues at Valent and its subsidiaries, including OMT, and breaches by Valent and OMT of their respective environmental representations and warranties in each of the purchase agreements. As a result, the Company believes its rights of indemnification and insurance coverage may provide for a recovery of some or all of the costs associated with the matters disclosed herein. We cannot provide any assurance, however, that we will ultimately prevail in any claim for indemnification or secure insurance proceeds from our insurance policies.

In December 2014, two of the former members of Valent, Tech Investments, LLC  and Tech Investments II, LLC that collectively own approximately 5.5% of the Company’s common stock, filed suit in the Circuit Court of St. Louis County against the Company seeking declaratory judgment (a) declaring that the Company is not entitled to indemnification on certain claims asserted against the former members of Valent, (b) ordering the release of the remaining escrow funds associated with the Company’s purchase of Valent, and (c) ordering that  the Company’s is not entitled to exercise a right of redemption on 360,301 shares of the Company’s stock, currently held under a Lock Up Agreement pending resolution of the indemnification claims (the “Tech Lawsuit”).  In February 2015, the Company filed its response moving to dismiss the Tech Lawsuit on the grounds that the declaratory judgment is not proper in this matter. In the opinion of management, the losses, if any, resulting from the Tech Lawsuit should not have a material effect on the Company’s financial position, cash flows or results of operations.

14.	DEFINED CONTRIBUTION PLANS

The Company sponsored three defined contribution plans in 2014:  the LMI Profit Sharing and Savings Plan (the “LMI Plan”), the Valent 401(k) plan the (“Valent Plan”) and the TASS Inc. 401(k) Plan, the (“TASS Plan”).  The TASS plan was merged into the LMI plan effective July 1, 2014 and was subsequently terminated.

At December 31, 2014, the LMI Plan covers virtually all of the employees of the Company, except the employees of Valent, and is a profit sharing plan that allows discretionary profit sharing contributions by the Company.  The LMI Plan also includes a 401(k) component that allows employee deferrals and a discretionary matching contribution component, under which the Company may make contributions based upon a percentage of employee contributions up to a maximum of $1 annually per employee.  Employee deferrals and matching contributions to the LMI Plan are fully vested to the employee immediately upon contribution.  Profit sharing contributions by the Company to the LMI Plan become vested over time and are fully vested after 6 years.  No profit sharing contributions have been made to the LMI Plan for 2014, 2013, or 2012.  The Company recognized costs for matching contributions to the LMI Plan totaling $729, $830, and $882 in 2014, 2013, and 2012, respectively.  The Company’s matching contributions to the LMI Plan are determined and approved by the Board of Directors, which can be settled in cash or shares of LMI common stock.  For the years ended December 31, 2014, 2013, and 2012, the Company made matching contributions of 50% for each one dollar contributed by each participant up to a maximum employer matching contribution of $1 per employee.  In 2014, 2013, and 2012 the contribution was made in shares of the Company’s common stock.  The amount of the expense is calculated based on the formula described above and is not impacted by the value of the common stock, as the shares given are based on the dollar amount of the matching contribution.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2014

The Valent Plan covers essentially all full-time employees of Valent.  Under this plan, participants may elect to have a portion of their salary contributed to the respective plans within certain limits.  Under the plan, the Company may contribute a discretionary matching contribution.  The exact percentage, if any, will be determined each year and shall not exceed 3% of a participant’s compensation for the year. During 2014 and 2013, the Company recognized expense of $848 and $745, respectively, equaling 100% of the first 3% of participant compensation in both years.

The TASS Plan covered all of the employees of TASS effective on the first day of full-time employment until the plan was terminated on July 1, 2014.  Under this plan, participants may have elected to have a portion of their salary contributed to the plan within certain limits. Under the plan, the Company may have contributed a discretionary profit sharing and/or matching contribution to the plan.  The exact percentage, if any, was determined each year and was not limited by the plan. Contributions by the Company to the plan became vested over time and were fully vested after 5 years.  The Company did not make any profit sharing contribution or matching contribution to the plan subsequent to the acquisition of TASS on August 7, 2012.

15.	STOCK-BASED COMPENSATION

On July 7, 2005, the Company’s shareholders approved the LMI Aerospace, Inc. 2005 Long-term Incentive Plan (the “Plan”).  The Plan provides for the grant of non-qualified stock options, incentive stock options, shares of restricted stock, restricted stock units, stock appreciation rights, performance awards and other share-based grants and cash bonus awards to employees and directors.  All share-based grants or awards are subject to a time-based vesting schedule.  The company has issued shares of restricted stock and restricted stock units in the periods presented.

A summary of the activity for non-vested restricted stock awards under the Company’s share-based compensation plans is presented below:

	2014
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1	219,751	$19.74
Granted	189,902	13.97
Vested	(78,779)	18.50
Forfeited	(34,092)	17.95
Outstanding at December 31	296,782	$16.58

Common stock compensation expense related to restricted stock awards granted under the Plan was $1,850, $1,615 and $1,494 for the years ended December 31, 2014, 2013 and 2012, respectively. Total unrecognized compensation costs related to non-vested share-based awards granted or awarded under the Plan were $2,036 and $1,857 as of December 31, 2014 and December 31, 2013, respectively.  These costs are expected to be recognized over a weighted average period of 1.2 and 1.2 years as of December 31, 2014 and 2013, respectively. The fair value of restricted stock awards that vested during the years ended December 31, 2014, 2013 and 2012, based on the market price on the vesting date, was $1,083, $602 and $3,199, respectively.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2014

16.	INCOME TAXES

Net deferred tax (liabilities)/assets at December 31, were as follows:

	December 31,
	2014	2013
Deferred tax assets	$31,580	$32,282
Deferred tax liabilities	(19,198)	(14,363)
Valuation allowance	(12,676)	(18,137)
Net deferred tax liabilities	$(294)	$(218)

     Based on our current and anticipated future pre-tax earnings, we believe it is more likely than not that our federal and state deferred tax assets, including benefits related to net operating loss carry forwards, will not be realized based on the measurement standards required under ASC 740, Accounting for Income Taxes. We established a valuation allowance at December 31, 2013. At December 31, 2014, the valuation allowance was decreased by $5,461 primarily due to the decision to carry back the net operating losses for 2014. We evaluated all significant available positive and negative evidence, including the existence of losses in the current and prior year in assessing the continuing need for a valuation allowance.

The temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred income tax assets and liabilities are as follows:

	December 31,
	2014	2013

Goodwill and intangible assets	$16,375	$19,491
Inventories	3,483	3,871
NOL carry forwards	2,345	651
Tax credit carry forwards	1,180	367
Stock award	1,049	891
Gain on sale of real estate	868	954
Obligation under operating leases	800	733
Accrued vacation	773	912
Accrued bonus	722	351
Other	547	351
Long-term contract costs	(7,652)	(4,475)
Depreciation	(8,108)	(6,178)
Valuation allowance	(12,676)	(18,137)
Net deferred tax liabilities	$(294)	$(218)

The Company’s income tax (benefit) provision attributable to income before taxes consisted of the following for the years ended December 31, 2014, 2013 and 2012

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2014

	2014	2013	2012
Federal:
Current	$(9,173)	$(676)	$7,926
Deferred	155	(6,066)	(109)
	(9,018)	(6,742)	7,817

State:
Current	21	120	346
Deferred	44	(357)	(10)
	65	(237)	336
(Benefit) provision for income taxes	$(8,953)	$(6,979)	$8,153

The current federal benefit in 2014 reflects the Company's decision to carry back its 2013 and 2014 tax losses to prior years in order to obtain tax refunds. The Company recorded $6,349 of income tax receivable as of December 31, 2014 to reflect the tax benefit from the current period loss that will be carried back to prior years to offset taxable income in the available carry back period. This income tax receivable is reflected within prepaid expenses and other current assets on the Consolidated Balance Sheets.

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax (benefit) provision is as follows:

	2014	2013	2012
Federal taxes	$(13,270)	$(22,912)	$8,627
State and local taxes, net of federal benefit	358	(1,119)	336
Production deduction	—	—	(530)
Non-deductible goodwill impairment	9,254	—	—
Valuation allowance	(5,294)	17,718	—
Research and experimental and other tax credits	(503)	(634)	(300)
Other	502	(32)	20
(Benefit) provision for income taxes	$(8,953)	$(6,979)	$8,153

At December 31, 2014, the Company had deferred tax assets of $1,936 in federal net operating loss and tax credit carry forwards which will expire in the year 2034. At December 31, 2014, the Company had deferred tax assets of $1,501 in state net operating loss and state tax credit carry forwards. The state net operating losses begin to expire in the year 2023 through 2034.

17.	RESTRUCTURING

During the fourth quarter of 2013, the Company committed to a restructuring plan that resulted in the closure of its Precise Machine facility located in Fort Worth, Texas. As a result, the Company recognized severance expense of $453 in the year ended December 31, 2013. Additional restructuring expenses related to the closure of $287 were recognized by the Company in the year ended December 31, 2014. The Company completed this restructuring plan in the second quarter of 2014.

On January 23, 2014, the Company announced plans to relocate the work performed relative to machining operations at its Savannah, Georgia facility to other locations within the company. As a result, severance expense of $47 was recognized in the year ended December 31, 2014. The Company completed this restructuring plan in the second quarter of 2014.

In addition, on November 5, 2014, the Company committed to a restructuring plan that will result in relocation of the St. Charles machine part operations to other facilities within the Company. As a result, severance expense of $228 was recognized in the year ended December 31, 2014. The Company expects this restructuring plan to be completed in the second quarter of 2015.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2014

In the year ended December 31, 2014, the Company recognized additional severance expense of $2,023 relative to other employment separation activities. These activities are part of the Company's overall reorganization and cost reduction initiatives. In the year ended December 31, 2013, the Company reached a separation agreement with key members of Valent Aerostructures, LLC. that resulted in recognition of $2,620 in restructuring expenses.

All restructuring expenses were reflected in the selling, general, and administrative section on a separate line of the Condensed Consolidated Statements of Comprehensive Income (Loss).

Cash payments associated with these restructuring plans of $2,268 and $2,620 were made in the years ended December 31, 2014 and December 31, 2013, respectively.

The following table summarizes the incurred and expected charges associated with these restructuring activities:

	Expense	Remaining	Total Expense
	Incurred through	Expense to be	Expected to be
	December 31, 2014	Incurred	Incurred
		(In Thousands)
Employee severance arrangement - Precise closure	$615	$—	$615
Employee severance arrangement - Savannah	47	—	47
Employee severance arrangement - St. Charles closure	228	76	304
Other employee severance arrangements	1,908	—	1,908
Lease termination costs - Precise closure	124	—	124
Other restructuring expenses	115	—	115
Total	$3,037	$76	$3,113

In addition to the restructuring expenses detailed in the table above, the Company incurred and recognized additional project expenses of approximately $364 as of December 31, 2014, associated with the integration of work previously performed at the Precise Machine facility. As of December 31, 2014, the Company also incurred and recognized approximately $500 and $18 in other project costs largely related to accelerated depreciation on property, plant and equipment at its Savannah and St. Charles facilities, respectively. These expenses are recognized in the cost of goods sold and selling, general, and administrative expense in the Consolidated Statements of Comprehensive Income (Loss).

The following table summarizes restructuring activity related to the Precise Machine facility closure, Savannah machining relocation, St. Charles facility closure and other employee separation activities:

	Employee
	Severance	Other	Total
		(In Thousands)
Accrued restructuring balance as of December 31, 2013	$422	$—	$422
Accrual additions	2,461	124	2,585
Cash payments	(2,144)	(124)	(2,268)
Accrued restructuring balance as of December 31, 2014	$739	$—	$739

Accrued restructuring of $739 at December 31, 2014 is expected to be paid in 2015 over the next three quarters.

18.	CUSTOMER AND SUPPLIER CONCENTRATION

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2014

Direct sales to our top three customers, Spirit AeroSystems, Gulfstream Aerospace Corporation, and The Boeing Company accounted for 34.3%, 15.0% and 10.6% of our total revenues in 2014, respectively.  These revenues are reported by both the Aerostructures and Engineering Services segments.  Accounts receivable balances related to these customers were 33.3%, 6.1%, and 7.4%, of the accounts receivable balance at December 31, 2014, respectively.

Direct sales to our top three customers, Spirit AeroSystems, Gulfstream Aerospace Corporation and The Boeing Company, accounted for 28.5%, 14.6% and 14.4% of our total revenues in 2013, respectively.  These revenues are reported by both the Aerostructures and Engineering Services segments.  Accounts receivable balances related to these customers were 27.8%, 8.5% and 5.7% of the accounts receivable balance at December 31, 2013, respectively.

Direct sales to our top four customers, The Boeing Company, Gulfstream Aerospace Corporation, Spirit AeroSystems, and Bombardier accounted for 20.8%, 16.1%, 13.0% and 10.1% of our total revenues in 2012, respectively.  These revenues are reported by both the Aerostructures and Engineering Services segments. Accounts receivable balances related to these customers were 11.3%, 5.6%, 27.9% and 6.4% and of the accounts receivable balance at December 31, 2012, respectively.

The Company did not have any sales to a foreign country greater than 10.0% of its total sales in 2014, 2013 and 2012, respectively.  The amounts of profitability and identifiable assets attributable to foreign sales activity are not material when compared with revenue, profitability, and identifiable assets attributed to United States domestic operations during 2014, 2013 and 2012.

The Company purchased approximately 47.3%, 44.3% and 51.7% of the raw materials and procured parts from its largest five suppliers in, 2014, 2013, and 2012, respectively.

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

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2014

	December 31,
	2014	2013	2012
Net sales:
Aerostructures	$326,025	$331,654	$174,983
Engineering Services	63,404	83,717	105,607
Eliminations	(1,612)	(2,814)	(1,961)
	$387,817	$412,557	$278,629

Gross profit:
Aerostructures	$67,042	$68,088	$47,947
Engineering Services	8,428	12,145	20,270
Eliminations	(100)	(371)	91
	$75,370	$79,862	$68,308

(Loss) income from operations:
Aerostructures (1) (4)	$18,977	$(46,050)	$15,484
Engineering Services (2) (3)	(27,731)	(2,699)	10,480
Eliminations	(104)	(371)	91
	$(8,858)	$(49,120)	$26,055

Depreciation, amortization and certain other non-cash charges:
Aerostructures (1)	$20,223	$91,557	$5,532
Engineering Services (2) (3)	28,675	6,754	2,462
Corporate (4)	$—	$(7,950)	$—
	$48,898	$90,361	$7,994

(1)Includes a $73,528 for goodwill impairment in 2013.
(2)Includes a $26,439 for goodwill impairment in 2014.
(3)Includes a $4,222 charge for impairment of intangible 2013.
(4)Includes the write-off of contingent consideration of $7,950 in 2013.

	December 31,
	2014	2013	2012
Interest expense:
Aerostructures	$1,041	$1,054	$23
Engineering Services	41	53	25
Corporate (1)	28,198	15,855	1,723
	$29,280	$16,962	$1,771

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2014

(1) Includes $8,466 and $580 related to the write-off of deferred financing costs in 2014 and 2012, respectively.

	December 31,
	2014	2013	2012
Capital expenditures:
Aerostructures (1)	$16,504	$23,600	$18,649
Engineering Services	186	549	880
	$16,690	$24,149	$19,529

(1) Includes $411 and $746 associated with capital leases in 2013 and 2012, respectively.

	December 31,
	2014	2013
Total assets:
Aerostructures	$399,689	$405,779
Engineering	42,747	74,272
	$442,436	$480,051

20.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The results of any single quarter are not necessarily indicative of the Company’s results for the full year.  Earnings per share data is computed independently for each of the periods presented.  As a result, the sum of the earnings per share amounts for the quarter may not equal the total for the year.

2014	First (1)	Second (2)	Third (3)	Fourth (4)
Net sales	$95,751	$105,937	$97,335	$88,794
Gross profit (3)	$17,461	$19,134	$22,043	$16,732
Net (loss) income (1,2,3,4)	$(442)	$(7,411)	$1,396	$(22,505)
Amounts per common share:
Net (loss) income	$(0.03)	$(0.58)	$0.11	$(1.76)
Net (loss) income - assuming dilution	$(0.03)	$(0.58)	$0.11	$(1.76)

2013	First (5)	Second (6)	Third	Fourth (7)
Net sales	$106,066	$105,465	$104,656	$96,370
Gross profit (5,7)	$20,054	$21,841	$20,418	$17,549
Net income (loss) (5),(6),(7)	$1,837	$4,664	$2,075	$(67,061)
Amounts per common share:
Net income	$0.15	$0.37	$0.16	$(5.31)
Net income - assuming dilution	$0.14	$0.37	$0.16	$(5.31)

(1) Included in the net loss for the the first quarter of 2014 were $428 of restructuring expenses.

(2)
Net loss in the second quarter of 2014 includes $793 of interest expense related to the termination of interest rate derivatives and $8,340 related to the write-off of debt issuance costs associated with the modification of the Company's revolving credit facility and the termination of its long-term credit agreement. Net loss in the second quarter of 2014 also includes $1,095 of restructuring expenses.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2014

(3)
Gross profit in the third quarter of 2014 includes a $5,286 favorable cumulative catch-up adjustment related to the settlement of an unpriced change order and the Company's ability to secure more favorable future material pricing on a long-term production contract. In addition, net income in the third quarter of 2014 includes $765 of restructuring expenses.

(4)
Net loss in the fourth quarter of 2014 includes a $26,439 goodwill impairment charge related to the Engineering Services reporting unit, $228 of restructuring expenses and a $6,396 income tax benefit resulting from the decision to carry the 2014 tax loss back to previous years.

(5)     The first quarter of 2013 included $2,497 of non-recurring inventory step-up related to the Valent acquisition.

(6)	The second quarter of 2013 included a trade name impairment of $4,222 related to D3 Technologies offset by a contingent consideration write-off of $7,950 related to Valent.

(7)
The fourth quarter of 2013 included a goodwill impairment charge of $73,528 related to the Valent acquisition, $17,718 related to income tax valuation allowance, $2,620 related to a separation agreement reached with key members of Valent Aerostructures, LLC. and $453 of restructuring expenses related to the closure of the Precise Machine facility. In addition, Valent gross profit was unfavorably impacted by $955 in cumulative catch-up adjustments, the result of higher levels of indirect costs required to meet customer demand.

21. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

LMI Aerospace, Inc. excluding its subsidiaries (“LMIA”) is the parent company, issuer and obligor of the second-priority senior notes due June 19, 2019 (the “Notes”). The payment obligations of LMIA under the Notes are guaranteed and secured by LMIA and all of its subsidiaries other than immaterial subsidiaries as further described below.

These notes are guaranteed on a second-priority senior secured basis, jointly and severally, by LMIA (“Guarantor Parent”) and all of its existing and future 100% owned subsidiaries (collectively, the “Guarantor Subsidiaries”) other than immaterial subsidiaries. Such guaranties are full and unconditional. LMIA conducts substantially all of its business through and derives virtually all of its income from its subsidiaries. Therefore, its ability to make required principal and interest payments with respect to its indebtedness depends on the earnings of subsidiaries and its ability to receive funds from its subsidiaries.

The notes are secured on a second-priority basis by liens on substantially all of LMIA’s and the Guarantor Subsidiaries’ assets, subject to certain exceptions and permitted liens. The liens securing the notes are contractually subordinated to the liens that secure indebtedness under the revolving credit facility as a result of the lien subordination provisions of the intercreditor agreement to the extent of the value of the collateral securing such indebtedness as well as being subordinated by other existing indebtedness, including industrial revenue bonds, capital leases and other notes payable, to the extent of the value of the collateral that secures such existing indebtedness. As a consequence of this lien subordination and existing indebtedness the notes and the guarantees are effectively subordinated to the extent of the value of the collateral that secures them. Decisions regarding the maintenance and release of the collateral secured by the collateral agreement are made by the lenders under the modified revolving credit facility, and neither the indenture trustee nor the holders of the Notes have control of decisions regarding the release of collateral.
We have not presented separate financial statements and separate disclosures have not been provided concerning the Guarantor Subsidiaries due to the presentation of condensed consolidating financial information set forth in this Note, consistent with the Securities and Exchange Commission (the “SEC”) interpretations governing reporting of subsidiary financial information.
Supplemental condensed consolidating financial information of the Company, including such information for the Guarantor Subsidiaries, is presented below. Investments in subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries and inter-company balances and transactions.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2014

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2014
(Amounts in thousands)

	LMIA(Guarantor Parent)	Guarantor Subsidiaries	Consolidating/Eliminating Entries	Consolidated
Assets
Current assets:
Cash and cash equivalents	$7,058	$869	$—	$7,927
Trade accounts receivable, net	1,310	56,924	—	58,234
Intercompany receivables	145,980	145,223	(291,203)	—
Inventories	—	114,279	—	114,279
Prepaid expenses and other current assets	8,325	1,930	—	10,255
Deferred income taxes	—	4,031	(118)	3,913
Total current assets	162,673	323,256	(291,321)	194,608

Property, plant and equipment, net	3,148	96,334	—	99,482
Investments in subsidiaries	368,587		(368,587)	—
Goodwill	—	86,784	—	86,784
Intangible assets, net	—	50,940	—	50,940
Deferred income taxes	118	—	(118)	—
Other assets	8,743	1,879	—	10,622
Total assets	$543,269	$559,193	$(660,026)	$442,436

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,339	$20,416	$—	$21,755
Accrued expenses	13,679	12,393	—	26,072
Intercompany Payables	164,158	127,045	(291,203)	$—
Deferred income taxes	118	—	(118)	—
Current installments of long-term debt and capital lease obligations	335	3,089	—	3,424
Total current liabilities	179,629	162,943	(291,321)	51,251

Long-term debt and capital lease obligations, less current installments	245,174	20,380	—	265,554
Other long-term liabilities	331	2,958	—	3,289
Deferred income taxes	—	4,325	(118)	4,207
Total long-term liabilities	245,505	27,663	(118)	273,050

Total shareholders’ equity	118,135	368,587	(368,587)	118,135
Total liabilities and shareholders’ equity	$543,269	$559,193	$(660,026)	$442,436

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2014

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2013
(Amounts in thousands)

	LMIA(Guarantor Parent)	Guarantor Subsidiaries	Consolidating/Eliminating Entries	Consolidated
Assets
Current assets:
Cash and cash equivalents	$405	$1,167	$—	$1,572
Trade accounts receivable, net	14,783	58,070	—	72,853
Intercompany receivables	152,143	142,111	(294,254)	$—
Inventories	—	113,178	—	113,178
Prepaid expenses and other current assets	2,385	2,026	—	4,411
Deferred income taxes	—	2,800	(107)	2,693
Total current assets	169,716	319,352	(294,361)	194,707

Property, plant and equipment, net	7,022	96,353	—	103,375
Investments in subsidiaries	378,707	—	(378,707)	—
Goodwill	—	113,223	—	113,223
Intangible assets, net	—	55,465	—	55,465
Deferred income taxes	135	—	(135)	—
Other assets	11,152	2,129	—	13,281
Total assets	$566,732	$586,522	$(673,203)	$480,051

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,415	$16,489	$—	$19,904
Accrued expenses	2,560	16,006	—	18,566
Intercompany Payables	152,743	141,511	(294,254)	$—
Deferred income taxes	135	—	(135)	—
Current installments of long-term debt and capital lease obligations	2,827	2,415	—	5,242
Total current liabilities	161,680	176,421	(294,389)	43,712

Long-term debt and capital lease obligations, less current installments	260,148	25,221	—	285,369
Other long-term liabilities	760	3,155	—	3,915
Deferred income taxes	—	3,018	(107)	2,911
Total long-term liabilities	260,908	31,394	(107)	292,195

Total shareholders’ equity	144,144	378,707	(378,707)	144,144
Total liabilities and shareholders’ equity	$566,732	$586,522	$(673,203)	$480,051

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2014

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
December 31, 2014
(Amounts in thousands, except share and per share data)

	LMIA(Guarantor Parent)	Guarantor Subsidiaries	Consolidating/Eliminating Entries	Consolidated
Sales and service revenue
Product sales	$466	$321,286	$(468)	$321,284
Service revenues	36,181	66,543	(36,191)	66,533
Net sales	36,647	387,829	(36,659)	387,817
Cost of sales and service revenue
Cost of product sales	699	254,544	(468)	254,775
Cost of service revenues	35,998	57,864	(36,190)	57,672
Cost of sales	36,697	312,408	(36,658)	312,447
Gross profit	(50)	75,421	(1)	75,370
Selling, general and administrative expenses	792	54,412	—	55,204
Goodwill and intangible asset impairment	—	26,439	—	26,439
Contingent consideration write-off	—	—	—	—
Restructuring expense	1,011	1,574	—	2,585
Acquisitions expense	—	—	—	—
(Loss) income from operations	(1,853)	(7,004)	(1)	(8,858)
Other income (expense):
Interest expense	(28,224)	(1,056)	—	(29,280)
Other, net	11	212	—	223
Income (loss) from equity investments in subsidiaries	(8,860)	—	8,860	—
Total other expense	(37,073)	(844)	8,860	(29,057)
(Loss) income before income taxes	(38,926)	(7,848)	8,859	(37,915)
(Benefit) provision for income taxes	(9,867)	914	—	(8,953)
Net (loss) income	(29,059)	(8,762)	8,859	(28,962)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	—	(98)	—	(98)
Reclassification adjustment for losses on interest rate hedges included in net earnings	278	—	—	278
Unrealized loss on interest rate hedges	—	—	—	—
Total comprehensive (loss) income	$(28,781)	$(8,860)	$8,859	$(28,782)

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2014

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
December 31, 2013
(Amounts in thousands, except share and per share data)

	LMIA(Guarantor Parent)	Guarantor Subsidiaries	Consolidating/Eliminating Entries	Consolidated
Sales and service revenue
Product sales	$4,388	$324,455	$(4,710)	$324,133
Service revenues	41,578	88,141	(41,295)	88,424
Net sales	45,966	412,596	(46,005)	412,557
Cost of sales and service revenue
Cost of product sales	4,290	255,681	(4,710)	255,261
Cost of service revenues	41,533	77,124	(41,223)	77,434
Cost of sales	45,823	332,805	(45,933)	332,695
Gross profit	143	79,791	(72)	79,862
Selling, general and administrative expenses	—	55,862	—	55,862
Goodwill and intangible asset impairment	—	77,750	—	77,750
Contingent consideration write-off	(7,950)	—	—	(7,950)
Restructuring expense	4	3,069	—	3,073
Acquisitions expense	229	18	—	247
(Loss) income from operations	7,860	(56,908)	(72)	(49,120)
Other income (expense):
Interest expense	(15,887)	(1,075)	—	(16,962)
Other, net	95	523	—	618
Income (loss) from equity investments in subsidiaries	(52,206)	—	52,206	—
Total other expense	(67,998)	(552)	52,206	(16,344)
(Loss) income before income taxes	(60,138)	(57,460)	52,134	(65,464)
(Benefit) provision for income taxes	(1,702)	(5,277)	—	(6,979)
Net (loss) income	(58,436)	(52,183)	52,134	(58,485)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	—	(23)	—	(23)
Reclassification adjustment for losses on interest rate hedges included in net earnings	—	—	—	—
Unrealized loss on interest rate hedges	(278)	—	—	(278)
Total comprehensive (loss) income	$(58,714)	$(52,206)	$52,134	$(58,786)

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2014

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
December 31, 2012
(Amounts in thousands, except share and per share data)

	LMIA(Guarantor Parent)	Guarantor Subsidiaries	Consolidating/Eliminating Entries	Consolidated
Sales and service revenue
Product sales	$825	$169,000	$(882)	$168,943
Service revenues	36,713	109,616	(36,643)	109,686
Net sales	37,538	278,616	(37,525)	278,629
Cost of sales and service revenue
Cost of product sales	772	121,357	(882)	121,247
Cost of service revenues	36,706	88,964	(36,596)	89,074
Cost of sales	37,478	210,321	(37,478)	210,321
Gross profit	60	68,295	(47)	68,308
Selling, general and administrative expenses	—	36,891	—	36,891
Goodwill and intangible asset impairment	—	—	—	—
Contingent consideration write-off	—	—	—	—
Restructuring expense	—	—	—	—
Acquisitions expense	5,337	25	—	5,362
(Loss) income from operations	(5,277)	31,379	(47)	26,055
Other income (expense):
Interest expense	(1,727)	(44)	—	(1,771)
Other, net	7	349	—	356
Income (loss) from equity investments in subsidiaries	20,977	—	(20,977)	—
Total other expense	19,257	305	(20,977)	(1,415)
(Loss) income before income taxes	13,980	31,684	(21,024)	24,640
(Benefit) provision for income taxes	(2,507)	10,660	—	8,153
Net (loss) income	16,487	21,024	(21,024)	16,487
Other comprehensive income (loss):
Change in foreign currency translation adjustment	—	(49)	—	(49)
Reclassification adjustment for losses on interest rate hedges included in net earnings	—	—	—	—
Unrealized loss on interest rate hedges	—	—	—	—
Total comprehensive (loss) income	$16,487	$20,975	$(21,024)	$16,438

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2014

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year ended December 31, 2014
(Amounts in thousands)

	LMIA(Guarantor Parent)	Guarantor Subsidiaries	Consolidating/Eliminating Entries	Consolidated
Operating activities:
Net (loss)/income	$(29,059)	$(8,762)	$8,859	$(28,962)
Adjustments for non-cash items	21,713	46,497	(8,859)	59,351
Net changes in operating assets and liabilities, net of acquired businesses	19,977	(1,249)	—	18,728
Intercompany activity	17,663	(17,663)	—	—
Net cash (used)/provided by operating activities	30,294	18,823	—	49,117
Investing activities:
Additions to property, plant and equipment	(715)	(15,975)	—	(16,690)
Acquisitions, net of cash acquired	—	—	—	—
Proceeds from sale of equipment	2,558	1,021	—	3,579
Net cash used by investing activities	1,843	(14,954)	—	(13,111)
Financing activities:
Proceeds from issuance of debt	250,000	—	—	250,000
Principal payments on long-term debt and notes payable	(231,466)	(4,167)	—	(235,633)
Advances on revolving line of credit	66,000	—	—	66,000
Payments on revolving line of credit	(102,000)	—	—	(102,000)
Payments for debt issuance cost	(8,018)	—	—	(8,018)
Other, net	—	—	—	—
Net cash provided (used) by financing activities	(25,484)	(4,167)	—	(29,651)
Net (decrease) increase in cash and cash equivalents	6,653	(298)	—	6,355
Cash and cash equivalents, beginning of year	405	1,167	—	1,572
Cash and cash equivalents, end of year	$7,058	$869	$—	$7,927

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2014

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year ended December 31, 2013
(Amounts in thousands)

	LMIA(Guarantor Parent)	Guarantor Subsidiaries	Consolidating/Eliminating Entries	Consolidated
Operating activities:
Net (loss)/income	$(58,436)	$(52,183)	$52,134	$(58,485)
Adjustments for non-cash items	46,716	90,913	(52,134)	85,495
Net changes in operating assets and liabilities, net of acquired businesses	696	(36,055)	—	(35,359)
Intercompany activity	(12,974)	12,974	—	—
Net cash (used)/provided by operating activities	(23,998)	15,649	—	(8,349)
Investing activities:
Additions to property, plant and equipment	(4,623)	(19,115)	—	(23,738)
Acquisitions, net of cash acquired	(504)	—	—	(504)
Proceeds from sale of equipment	—	1,989	—	1,989
Net cash used by investing activities	(5,127)	(17,126)	—	(22,253)
Financing activities:
Proceeds from issuance of debt	3,551	2,200	—	5,751
Principal payments on long-term debt and notes payable	(5,767)	(96)	—	(5,863)
Advances on revolving line of credit	107,000	—	—	107,000
Payments on revolving line of credit	(77,236)	—	—	(77,236)
Payments for debt issuance cost	(1,780)	(37)	—	(1,817)
Other, net	(8)	—	—	(8)
Net cash provided (used) by financing activities	25,760	2,067	—	27,827
Net (decrease) increase in cash and cash equivalents	(3,365)	590	—	(2,775)
Cash and cash equivalents, beginning of year	3,770	577	—	4,347
Cash and cash equivalents, end of year	$405	$1,167	$—	$1,572

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2014

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year ended December 31, 2012
(Amounts in thousands)

	LMIA(Guarantor Parent)	Guarantor Subsidiaries	Consolidating/Eliminating Entries	Consolidated
Operating activities:
Net (loss)/income	$16,487	$21,024	$(21,024)	$16,487
Adjustments for non-cash items	(28,544)	15,411	21,242	8,109
Net changes in operating assets and liabilities, net of acquired businesses	2,195	(17,993)	1	(15,797)
Intercompany activity	912	(693)	(219)	—
Net cash (used)/provided by operating activities	(8,950)	17,749	—	8,799
Investing activities:
Additions to property, plant and equipment	(406)	(18,377)	—	(18,783)
Acquisitions, net of cash acquired	(216,398)	—	—	(216,398)
Proceeds from sale of equipment	11	170	—	181
Net cash used by investing activities	(216,793)	(18,207)	—	(235,000)
Financing activities:
Proceeds from issuance of debt	228,123	1,001	—	229,124
Principal payments on long-term debt and notes payable	(118)	—	—	(118)
Advances on revolving line of credit	40,278	—	—	40,278
Payments on revolving line of credit	(34,042)	—	—	(34,042)
Payments for debt issuance cost	(12,736)	—	—	(12,736)
Other, net	174	—	—	174
Net cash provided (used) by financing activities	221,679	1,001	—	222,680
Net (decrease) increase in cash and cash equivalents	(4,064)	543	—	(3,521)
Cash and cash equivalents, beginning of year	7,834	34	—	7,868
Cash and cash equivalents, end of year	$3,770	$577	$—	$4,347

22.	SUBSEQUENT EVENTS

In January of 2015, the Company signed an agreement with Spirit Aerostructures ("Spirit") to form a strategically aligned partnership. This agreement extends the performance period of the statements of work for certain contracts with Spirit and gives the Company preferred supplier status on certain future contracts. In accordance with the contract terms, the Company made a $4,800 cash payment of consideration to Spirit in January of 2015. Additional consideration of $1,700 will be paid to Spirit should certain contract milestones be met. This additional payment could occur as early as March of 2015.

On February 2, 2015, Jennifer Alfaro joined the Company as Chief Human Resources Officer.

On February 9, 2015, in response to the challenges facing its Engineering Services business, the Company appointed Brian P. Olsen, the Company's Executive Director of Business Development, as Acting President, Engineering Services. Jay Inman, the former President of Engineering Services, assumed the role of Acting Chief Operating Officer, Engineering Services.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2014

On March 4, 2015, Joseph Burstein notified the Board of his intention to retire form the Board, effective March 6, 2015.

On March 5, 2015, the Board appointed Steven K. Schaffer as a Class III Director, effective April 1, 2015, to fill the vacancy left by the retirement of Joseph Burstein.

LMI AEROSPACE, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Dollar amounts in thousands)
December 31, 2014

	Beginning Balance	Charge to Cost/ Expense	Other Charge to Cost/ Expense	Write-offs net of Recoveries	Ending Balance
Reserve for Accounts Receivable
Year ended December 31, 2012	$359	$(140)	$86	$(18)	$287
Year ended December 31, 2013	$287	$(27)	$—	$(80)	$180
Year ended December 31, 2014	$180	$309	$—	$(25)	$464

Income Tax Valuation Allowance
Year ended December 31, 2012	$—	$261	$—	$—	$261
Year ended December 31, 2013	$261	$17,876	$—	$—	$18,137
Year ended December 31, 2014	$18,137	$—	$(5,461)	$—	$12,676

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined by Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2014.  Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Management, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, assessed the Company’s internal control over financial reporting as of December 31, 2014, as required by Section 404 of the Sarbanes-Oxley Act of 2002, based on the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework,” adopted by the Committee of Sponsoring Organizations of the Treadway Commission 2013. Based on this assessment, management believes that, as of December 31, 2014, the Company’s internal control over financial reporting was effective.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an audit report on our internal control over financial reporting which is included in Item 8.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the three month period ending December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information regarding our directors required by Item 401 of Regulation S-K and the information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K will be included in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

The following is a list of our executive officers as of March 16, 2015, their ages, their positions with us and their principal occupations for at least the past five years.

Name	Age	Position

Daniel G. Korte	54	Chief Executive Officer, President and Director

Brian P. Olsen	55	Acting President, Engineering Services

Lawrence E. Dickinson	55	President - Strategy and Corporate Development

Clifford C. Stebe, Jr.	38	Chief Financial Officer, Vice-President

Joseph DeMartino	55	Chief Operating Officer, Aerostructures

Jay P. Inman, Jr.	56	Acting Chief Operating Officer, Engineering Services

Jennifer L. Alfaro	42	Chief Human Resources Officer

Renée Skonier	38	Chief Compliance Officer, Executive Legal Director and Secretary

Set forth below are biographies of each of our executive officers.

Daniel G. Korte. Mr. Korte began serving as Chief Executive Officer and President of LMI Aerospace on March 18, 2014. Prior to joining the Company, Mr. Korte served as President of Defense Aerospace at Rolls-Royce and, prior thereto, as Vice President and General Manager for Global Strike Systems, a division of the Boeing Military Aircraft business. Mr. Korte began his career at McDonnell Douglas Corporation (now merged into Boeing) in 1985 as an electronics engineer and then held a series of increasingly senior positions, including V-22 Program Manager and Vice President-Supplier Management & Procurement.

Brian P. Olsen. Mr. Olsen began serving as Acting President, Engineering Services, on February 9, 2015. From 2011 to 2015, Mr. Olsen served as Executive Director of Business Development for LMI. Mr. Olsen has also served as the Director of Contracts, Regional Vice President and as a Market Sector Director for the Company. Prior to joining the Company, Mr. Olsen served as President of Empire Aero Center. He also has served as General Manager of Milgard Manufacturing, President of Sierra Manufacturing, and he spent 15 years with BF Goodrich/Tramco in various leadership and marketing roles.

Lawrence E. Dickinson.  Mr. Dickinson was appointed President - Strategy and Corporate Development in February of 2015. Prior to this appointment, Mr. Dickinson served as President of Valent. Mr. Dickinson served as the Company's Chief Financial Officer from 1993 to 2013.  He served as a Financial Analyst and Controller for LaBarge, Inc. from 1984 to 1993 and as a Cost Accountant with Monsanto from 1981 to 1984.

Clifford C. Stebe, Jr.. Mr. Stebe was appointed Chief Financial Officer in November of 2013. Prior to this appointment, Mr. Stebe served as LMI’s Corporate Controller for three years after several years as a Senior Manager at PricewaterhouseCoopers, LLP.

Joseph DeMartino. Joseph DeMartino was appointed Chief Operations Officer on July 31, 2014. Prior his appointment, Mr. DeMartino held several positions of increasing responsibility with GKN Aerospace, including, from April 2012 through December 2013, serving as the Executive Vice President and General Manager of Aerospace Structures, a subdivision of GKN Aerospace North America (“GKN Structures”). From 2006 until April 2012 within GKN Structures Mr. DeMartino held various other management level positions at, including holding Vice President of Programs, Chief Operating Officer and General Manager positions.

Jay P. Inman, Jr. Mr. Inman was appointed Acting Chief Operating Officer, Engineering Services in February of 2014. Mr. Inman served as the Company's President of Engineering Services and Vice President of Engineering prior to this appointment. From 2007 until he joined the Company, Mr. Inman was employed by Triumph Aerostructures in the Vought Aircraft Division where, at the time of his departure, he served as Project Director for the Bombardier Global 7000/8000 Wing Offload Program. While at Vought, Mr. Inman also held leadership positions in the Gulfstream V Wing and Boeing 747-8 China Sourcing Programs. Prior to working at Vought, Mr. Inman worked at Aviation Partners Boeing, and was a Project Manager and Vice President-Programs on several aftermarket winglet modification projects.

Jennifer Alfaro. Ms. Alfaro joined the Company as its Chief Human Resources Officer in February 2015. Prior to joining the Company, Ms. Alfaro served as Vice-President, Human Resources for the Aerospace Solutions Segment of KLX Inc. Prior to KLX, Ms. Alfaro served as Vice-President, Human Resources for Dean Foods. Ms. Alfaro also served in various human resources positions over an eleven year span at Goodrich Corporation.

Renée Skonier.  Ms. Skonier joined the Company as Executive Legal Director in October 2011 and was also appointed Chief Compliance Officer in May 2014. Prior to joining the Company, Ms. Skonier served as Corporate Counsel at Cisco Systems for seven years. She began her career at The Boeing Company working in the Rotorcraft division’s contracts group and supporting both the export management and contracts functions for Missile Defense Systems.

The Company has adopted a Code of Business Conduct and Ethics that applies to all of our executive officers and employees and our Board of Directors, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial and principal accounting officer).

The Board of Directors has established an Audit Committee within the meaning of Section 3(a)(58)(A) of the Exchange Act.  The Audit Committee currently consists of Mr. John M. Roeder (Chairman), Mr. John S. Eulich and Mr. Gerald E. Daniels, each an independent director in accordance with NASDAQ Rule 5605(a)(2).  In addition, the Board of Directors has determined that each member of the Audit Committee is independent under the standards of Rule 10A-3 promulgated under the Exchange Act and the requirements of NASDAQ Rule 5605(c)(2) and that Mr. Roeder qualifies as an audit committee financial expert under Item 407(d)(5) of Regulation S-K.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 402 of Regulation S-K regarding the compensation of the Company’s directors and executive officers is expected to be filed by amendment, but otherwise is incorporated by reference from the information that will be contained in our definitive proxy statement to be filed with the SEC on or before April 30, 2015 in connection with our 2015 Annual Meeting of Shareholders.

The information required by Item 407(e)(4) and (e)(5) of Regulation S-K is expected to be filed by amendment, but otherwise is incorporated by reference from the information that will be contained in our definitive proxy statement to be filed with the SEC on or before April 30, 2015 in connection with our 2015 Annual Meeting of Shareholders

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 403 of Regulation S-K regarding the security ownership of our beneficial owners and our management and the information required by Item 201(d) of Regulation S-K regarding our equity compensation plans is expected to be filed by amendment, but otherwise is incorporated by reference from the information that will be contained in our definitive proxy statement to be filed with the SEC on or before April 30, 2015 in connection with our 2015 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 407(a) of Regulation S-K regarding director independence and Item 404 regarding transactions with related persons is expected to be filed by amendment, but otherwise is incorporated by reference from the information that will be contained in our definitive proxy statement to be filed with the SEC on or before April 30, 2015 in connection with our 2015 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information contained under the caption “Fees Billed by Independent Registered Public Accounting Firm” is expected to be included in an amendment to this Form 10-K, but otherwise is incorporated by reference from the information that will be contained in our definitive proxy statement to be filed with the SEC on or before April 30, 2015 in connection with our 2015 Annual Meeting of Shareholders.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Charles and State of Missouri on the 16th day of March, 2015.

LMI AEROSPACE, INC.

By:	/s/ Daniel G. Korte
Daniel G. Korte
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel G. Korte
Daniel G. Korte	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2015

/s/ Clifford C. Stebe, Jr.
Clifford C. Stebe, Jr.	Chief Financial Officer	March 16, 2015

/s/ Ronald S. Saks
Ronald S. Saks	Chairman of the Board and Director	March 16, 2015

/s/ Sanford S. Neuman
Sanford S. Neuman	Director	March 16, 2015

/s/ Gregory L. Summe
Gregory L. Summe	Director	March 16, 2015

/s/ Gerald E. Daniels
Gerald E. Daniels	Director	March 16, 2015

/s/ John M. Roeder
John M. Roeder	Director	March 16, 2015

/s/ John S. Eulich
John S. Eulich	Director	March 16, 2015

/s/ Judith W. Northup
Judith W. Northup	Director	March 16, 2015

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Articles of the Registrant previously filed as Exhibit 3.1 to the Registrant’s Form S-1 (File No. 333-51357) dated as of April 29, 1998 (the “Form S-1”) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Registrant previously filed as Exhibit 3.2 to the Form S-1 and incorporated herein by reference.

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

4.2
Indenture dated as of June 19, 2014, by and among the Company, the Guarantors named therein, and U.S. Bank National Association, as Indenture Trustee and as Collateral Agent filed as Exhibit 4.1 to the Registrant’s Form 8-K filed on June 20, 2014 and incorporated hereby reference.

4.3	Forms of 7.375% Senior Secured Notes due 2019 (included as exhibits to the Indenture identified in Exhibit 4.2).

4.4
Notes Collateral Agreement dated as of June 19, 2014, by and among the Company, the domestic Guarantors, and U.S. Bank National Association, as Collateral Agent, filed as Exhibit 4.3 to the Registrant’s Form 8-K filed on June 20, 2014 and incorporated hereby reference.

4.5
Notes Intellectual Property Security Agreement dated as of June 19, 2014, by and among the Company, certain Guarantors named therein, and U.S. Bank National Association, as Collateral Agent, filed as Exhibit 4.4 to the Registrant’s Form 8-K filed on June 20, 2014 and incorporated hereby reference.

4.6
Registration Rights Agreement dated as of June 19, 2014, by and among the Company, the Guarantors named therein and RBC Capital Markets, LLC, on behalf of itself and as representative of the other initial purchasers named therein, filed as Exhibit 4.5 to the Registrant’s Form 8-K filed on June 20, 2014 and incorporated hereby reference.

4.7
Intercreditor Agreement dated as of June 19, 2014, by and between Royal Bank of Canada, as First-Lien Collateral Agent, and U.S. Bank National Association, as Second-Lien Collateral Agent filed as Exhibit 4.6 to the Registrant’s Form 8-K filed on June 20, 2014 and incorporated hereby reference.

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

10.17+
LMI Aerospace, Inc. 2005 Long-Term Incentive Plan, approved and adopted by shareholders of LMI Aerospace, Inc. on July 7, 2005, previously filed as Exhibit 10.1 in the Registrant’s Form 8-K filed July 13, 2005 and incorporated herein by reference.

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

10.21
Memorandum of Agreement effective as of December 22, 2010 between LMI Aerospace, Inc. and Gulfstream Aerospace Corporation filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed November 13, 2006 and incorporated herein by reference.

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

10.23
Lease Agreement dated January 16, 2009 between Integrated Holdings, LLC and Integrated Technologies, Inc. for the premises located at 1910 Merrill Creek Parkway, Everett, WA 98203 and filed as Exhibit 10.2 of the Registrant’s Form 10-Q filed May 11, 2009 and incorporated herein by reference.

10.24	Lease agreement dated August 19, 2011 between D3 Technologies Inc. and JLM & Associates, LLC for the premises located at 1045 Keys Drive, Greenville, South Carolina, 29615.

10.25
Membership Interest Purchase Agreement, dated as of December 5, 2012, among the Registrant, Valent Aerostructures, LLC, and the members of Valent Aerostructures, LLC, previously filed as Exhibit 2.1 to the Registrant’s Form 8-K filed December 6, 2012 and incorporated herein by reference.

10.26
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

10.43+
Employment Agreement dated as of February 25, 2014, by and between the Registrant and Clifford Stebe, Jr., filed as Exhibit 10.7 to the Registrant’s Form 8-K filed February 26, 2014 and incorporated herein by reference

10.44+
Form of Incentive Restricted Stock Award Agreement between LMI. Aerospace, Inc. and Daniel J. Korte filed as Exhibit 10.1 to the Registrant’s Form 8-K filed March 20, 2014 and incorporated herein by reference

10.45+
LTI Restricted Stock Award Agreement dated March 14, 2014 between LMI Aerospace, Inc. and Daniel J. Korte filed as Exhibit 10.2 to the Registrant’s Form 8-K filed March 20, 2014 and incorporated herein by reference.

10.46+
Consulting Agreement dated March 18, 2014 and effective as of March 19, 2014 between LMI Aerospace, Inc. and Ronald S. Saks filed as Exhibit 10.3 to the Registrant’s Form 8-K filed March 20, 2014 and incorporated herein by reference

10.47
Credit Agreement dated as of June 19, 2014, by and among the Company, the Guarantors named therein, the lenders party thereto, Royal Bank of Canada, as Administrative Agent and Co-Collateral Agent, and Wells Fargo Bank, National Association, as Syndication Agent and Co-Collateral Agent (including the forms of Revolver Collateral Agreement, Guarantee Agreement and Revolver Intellectual Property Security Agreement attached as exhibits thereto), filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on June 20, 2014 and incorporated hereby reference.

10.48
Amendment No. 1, dated as of September 18, 2014, to the Credit Agreement dated as of June 19, 2014, by and among the Company, the Guarantors named therein, the lenders party thereto, Royal Bank of Canada, as Administrative Agent and Co-Collateral Agent, and Wells Fargo Bank, National Association, as Syndication Agent and Co-Collateral Agent, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on September 18, 2014 and incorporated hereby reference.

10.49+
Employment Agreement between LMI Aerospace, Inc. and Joseph DeMartino, dated July 31, 2014, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on August 6, 2014 and incorporated hereby reference.

10.50+
Restricted Stock Agreement between LMI Aerospace, Inc. and Joseph DeMartino, dated July 31, 2014, Employment Agreement between LMI Aerospace, Inc. and Joseph DeMartino, dated July 31, 2014, filed as Exhibit 10.2 to the Registrant’s Form 8-K filed on August 6, 2014 and incorporated hereby reference.

10.51+
Separation Agreement and Release between D3 Technologies, Inc. and Richard L. Johnson dated October 2, 2014., filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on October 7, 2014 and incorporated hereby reference.

10.52+
Separation Agreement and Release between LMI Aerospace, Inc. and Cynthia G. Maness dated October 27, 2014, filed as Exhibit 10.1 to the Registrant’s Form 8-K/A filed on November 10, 2014 and incorporated hereby reference.

10.53+
Employment Agreement between LMI Aerospace, Inc. and Jennifer Alfaro, dated January 12, 2015 filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on January 16, 2015 and incorporated hereby reference.

10.54+
Amendment No. 1 to the Employment Agreement by and between Lawrence E. Johnson. and LMI Aerospace, Inc., dated February 5, 2015., filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on February 9, 2015 and incorporated hereby reference.

10.55+
Restricted Stock Award Agreement between LMI Aerospace, Inc. and Jennifer Alfaro dated February 2, 2015, filed as Exhibit 10.2 to the Registrant’s Form 8-K filed on February 9, 2015 and incorporated hereby reference.

14	Code of Business Conduct and Ethics, filed as Exhibit 14.1 to the Registrant’s Form 10-K/A for the fiscal year ended December 31, 2003 filed May 6, 2004 and incorporated herein by reference.

21.1	List of Subsidiaries of the Registrant filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP filed herewith.

101**
The following financial information from the Company’s Form 10-K for the fiscal year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Income for the fiscal years ended December 31, 2014, 2013 and 2012, (ii) Balance Sheets as of December 31, 2014 and 2013, (iii) Statements of Stockholders’ Equity for the fiscal years ended December 31, 2014, 2013 and 2012, (iv) Statements of Cash Flows for the fiscal years ended December 2014, 2013 and 2012 and (v) Notes to Financial Statements.

+	Management contract or compensatory plan or arrangement required to be filed as exhibit to this report.

*
The Company has received confidential treatment of the redacted portions of this exhibit pursuant to Rule  24b-2, under the Exchange Act and has separately filed a complete copy of this exhibit with the SEC.