Form 10-K/A
period 2014-12-31
LMI AEROSPACE INC
filed 2015-04-01
CIK 1059562

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

LMI Aerospace, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2014, originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2015 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Filing is hereby amended and restated in its entirety. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The names, titles, and ages of the members of the Company’s Board of Directors and its executive officers as of March 31, 2015 are as set forth in the below table. There are no family relationships among the directors or executive officers of the Company.

Name	Age	Position

Daniel G. Korte	54	Chief Executive Officer, President and Class II Director

Brian P. Olsen	55	Acting President, Engineering Services

Lawrence E. Dickinson	55	President - Strategy and Corporate Development

Clifford C. Stebe, Jr.	38	Chief Financial Officer, Vice-President

Joseph DeMartino	55	Chief Operating Officer, Aerostructures

Jay P. Inman, Jr.	56	Acting Chief Operating Officer, Engineering Services

Jennifer L. Alfaro	42	Chief Human Resources Officer

Renée Skonier	38	Chief Compliance Officer, Executive Legal Director and Secretary

Sanford S. Neuman	79	Class I Director

John S. Eulich	64	Class I Director

Judith W. Northup	64	Class I Director

John M. Roeder	72	Class II Director

Gregory L. Summe	58	Class II Director

Gerald E. Daniels	69	Class III Director

Ronald S. Saks	71	Class III Director

Set forth below are biographies of each of our executive officers and directors.

Daniel G. Korte. Mr. Korte began serving as Chief Executive Officer and President of LMI Aerospace on March 18, 2014, and was appointed to the Board of Directors in August 2014. Prior to joining the Company, Mr. Korte served as President of Defense Aerospace at Rolls-Royce and, prior thereto, as Vice President and General Manager for Global Strike Systems, a division of the Boeing Military Aircraft business. Mr. Korte began his career at McDonnell Douglas Corporation (now merged into Boeing) in 1985 as an electronics engineer and then held a series of increasingly senior positions, including V-22 Program Manager and Vice President-Supplier Management & Procurement.

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

Clifford C. Stebe, Jr.. Mr. Stebe was appointed Chief Financial Officer and Vice President in November of 2013. Prior to this appointment, Mr. Stebe served as LMI’s Corporate Controller for three years after several years as a Senior Manager at PricewaterhouseCoopers, LLP.

Joseph DeMartino. Joseph DeMartino was appointed Chief Operating Officer, Aerostructures on July 31, 2014. Prior his appointment, Mr. DeMartino held several positions of increasing responsibility with GKN Aerospace, including, from April 2012 through December 2013, serving as the Executive Vice President and General Manager of Aerospace Structures, a subdivision of GKN Aerospace North America (“GKN Structures”). From 2006 until April 2012 within GKN Structures Mr. DeMartino held various other management level positions at, including holding Vice President of Programs, Chief Operating Officer and General Manager positions.

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

Jennifer L. Alfaro. Ms. Alfaro joined the Company as its Chief Human Resources Officer in February 2015. Prior to joining the Company, Ms. Alfaro served as Vice-President, Human Resources for the Aerospace Solutions Segment of KLX Inc. Prior to KLX, Ms. Alfaro served as Vice-President, Human Resources for Dean Foods. Ms. Alfaro also served in various human resources positions over an eleven year span at Goodrich Corporation.

Renée Skonier.  Ms. Skonier joined the Company as Executive Legal Director in October 2011, was appointed Chief Compliance Officer in May 2014 and Secretary in March 2015. Prior to joining the Company, Ms. Skonier served as Corporate Counsel at Cisco Systems for seven years. She began her career at The Boeing Company working in the Rotorcraft division’s contracts group and supporting both the export management and contracts functions for Missile Defense Systems.

Sanford S. Neuman. Mr. Neuman has served as a Director and Assistant Secretary of the Company since 1984. Prior to joining the law firm Polsinelli PC as a Senior Partner in 2012, Mr. Neuman was Chairman of the law firm Gallop, Johnson & Neuman, L.C. and was the Managing Member of Gallop, Johnson & Neuman, L.C. from May 2000 until he was elected Chairman on March 31, 2005. Mr. Neuman’s legal background, together with his leadership role in the management of a major St. Louis law firm and his long association with the Company, give him valuable insight into the Board’s supervisory responsibilities of management and corporate governance matters, including legal and regulatory compliance. Such background and experience are particularly relevant to Mr. Neuman’s service on the Corporate Governance and Nominating Committee.

John S. Eulich. Mr. Eulich was elected as a Director of the Company on August 22, 2005. Since March 11, 2010, Mr. Eulich has also served on the Board of Directors of Enterprise Financial Services Corp., which is traded on the NASDAQ under the symbol EFSC. He served as President of Mark Andy, Inc., a subsidiary of Dover Corporation, from 1989 to 2003 and as the President of INDEECO (Industrial Engineering and Equipment Company, Inc.), a privately held manufacturer of electric heaters and controls, since November 2, 2005, and has served as the Chairman and Chief Executive Officer of ASPEQ Holdings, Inc., the parent company of INDEECO, since July 1, 2008. Mr. Eulich’s extensive executive experience, especially in manufacturing, finance, marketing and human resources, is particularly relevant as the lead director and to his service as a member of the Audit and Compensation Committees.

Judith W. Northup. Ms. Northup was appointed to serve as a director of the Company on May 2, 2006. Ms. Northup served as an executive officer of Vought Aircraft Industries, Inc. (now owned by Triumph Group, Inc.), a large aircraft manufacturer and assembler, from 1997 until her retirement on March 1, 2006. Ms. Northup was also a member of the board of directors and the compensation and nominating committee of Exostar, a provider of secure collaboration and integrated supply-chain solutions to the aerospace and defense industries, retiring in June 2014. Her extensive executive experience in the aerospace and defense industries, including operational experience, particularly in manufacturing, supply-chain management and human resources, provides valuable and relevant insight into the Company’s business operations and long-term strategic goals and business plans and is particularly relevant to her service as the Chairperson of the Compensation Committee.

John M. Roeder. Mr. Roeder has acted as a financial consultant since 1999. Mr. Roeder was formerly the Director in Residence at The Institute for Excellence in Corporate Governance of The University of Texas at Dallas - School of Management and a member of the board of directors and the audit committee of Fiduciary/Claymore MLP Opportunity Fund (a Guggenheim fund), which is traded on the New York Stock Exchange under the symbol FMO. From 2005 through 2008, Mr. Roeder was a member of the board of directors and the audit committee for Fiduciary/Claymore Dynamic Equity Fund, which was traded on the New York Stock Exchange under the symbol HCE. His extensive experience in, among other things, corporate finance, accounting, and strategic planning is particularly relevant to his service as Chairperson of the Audit Committee.

Gerald E. Daniels. Mr. Daniels was appointed as a director of the Company in July 2014. Mr. Daniels is a retired aerospace/defense industry executive. He has served as chief executive of the Boeing Military Aircraft and Missile Systems Company and as chief executive and vice chairman of Engineered Support Systems, Inc. Mr. Daniels served as the CEO and vice chairman of Engineered Support (NASDAQ: EASI) from 2003 to 2004, and from 2000 to 2003 served as President and CEO of Boeing Military Aircraft and Missile Systems. Mr. Daniels also previously served as vice president and general manager of U.S. Navy and Marine Corps Programs for Boeing, responsible for the F/A-18, AV-8, T-45 and V-22 aircraft programs and held executive positions at McDonnell Douglas. Mr. Daniels holds a Bachelor of Science degree from the U.S. Naval Academy and a master's degree in international relations from the University of Southern California. Mr. Daniels’ experience as an aerospace industry executive as well as current and prior service on the boards of St. Louis University and McCarthy Construction, respectively, makes him well suited as the Chairperson of the Corporate Governance and Nominating Committee as well as a member of the Audit Committee.

Ronald S. Saks. Mr. Saks has been a director since 1984, serving as our non-executive Chairman of the Board since March 18, 2014. Mr. Saks served as our Chief Executive Officer from 1984 to 2014 and as our President from 1984 to 2009. His financial and managerial background, together with his leadership role with the Company since 1984, provides Mr. Saks with valuable insights into the Company’s operations, challenges and opportunities, which are useful as a member of the Corporate Governance and Nominating Committee.

Gregory L. Summe. Mr. Summe was appointed as a director of the Company in July 2014. Mr. Summe is the Founder and Managing Partner of Glen Capital Partners LLC., an investment manager specializing in companies undergoing significant operational, strategic or capital structure change. From 2009 to 2014, Mr. Summe was the Managing Director and Vice Chairman of Global Buyout at the Carlyle Group. Prior to Carlyle, Mr. Summe was the Chairman and CEO of PerkinElmer, Inc., a company he led from 1998 to 2009. He also served as a Senior Advisor to Goldman Sachs Capital Partners from 2008 to 2009. Mr. Summe serves as the Chairman of the Board of Freescale Semiconductor, Inc. and as a director of the State Street Corporation (NYSE: STT). His significant experience in the investment community as well as with other public companies provides valuable insight as a member of both the Corporate Governance and Nominating Committee and the Compensation Committee.

Involvement in Certain Legal Proceedings

During the past ten years none of the persons serving as executive officers and/or directors of the Company has been the subject matter of any of the following legal proceedings that are required to be disclosed pursuant to Item 401(f) of Regulation S-K including: (a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (b) any criminal convictions; (c) any order, judgment, or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (d) any finding by a court, the SEC or the U.S. Commodity Future Trading Commission to have violated a federal or state securities or commodities law, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud; or (e) any sanction or order of any self-regulatory organization or registered entity or equivalent exchange, association or entity. Further, no such legal proceedings are believed to be contemplated by governmental authorities against any director or executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, the Company’s directors and persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Commission. Such individuals are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms furnished to the Company or written representations that no reports were required to be filed, the Company believes that each of its executive officers, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them with respect to transactions during the 2014 fiscal year, except for the following: (i) one Form 4 reporting three sales of common stock effected by Mr. Saks, and (ii) each of Mr. Daniels and Summe reported a single stock grant on a Form 5 filed after the end of the 2014 fiscal year.

Code of Business Conduct and Ethics

All directors, officers and employees of the Company, including our Chief Executive Officer and our Chief Financial Officer, are required to comply with the Company’s Code of Business Conduct and Ethics to ensure that the Company’s business is conducted in a legal and ethical manner. The Code of Business Conduct and Ethics covers all areas of business conduct, including employment policies and practices, conflicts of interest and the protection of confidential information, and requires strict adherence to all laws and regulations applicable to the conduct of our business. Directors, officers and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of our Code of Business Conduct and Ethics. The Corporate Governance and Nominating Committee (the “CG&N Committee”) oversees and advises management with respect to management’s implementation of the Code of Business Conduct and Ethics and makes recommendations to the Board of Directors for any changes, amendments and modifications. The Company, through the Audit Committee, has procedures in place to receive, retain, investigate and otherwise address complaints received regarding accounting, internal accounting control or auditing matters and to allow for the confidential and anonymous submission of concerns regarding questionable accounting or auditing matters. The Company’s Code of Business Conduct and Ethics can be found on its website, http://www.lmiaerospace.com, and can be obtained free of charge by written request to the attention of the Secretary of the Company at the address appearing on the first page of this Annual Report or by telephone at (636) 946-6525. Information contained on or accessible through the Company’s corporate website shall not be deemed to constitute part of this Annual Report.

Corporate Governance and Nominating Committee

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Audit Committee

The Audit Committee is currently composed of Messrs. Roeder (Chair), Eulich and Daniels, each of whom is “independent” in accordance with the NASDAQ standards, as well as the independence requirements for audit committee members under Rule 10A-3 promulgated under the Exchange Act. In addition, the Board of Directors has determined that Mr. Roeder is qualified as an “audit committee financial expert” as that term is defined in the rules promulgated by the Commission under the Exchange Act. The Audit Committee evaluates significant matters relating to the audit and internal controls of the Company, including selecting and appointing the Company’s independent registered public accounting firm and reviewing the scope and results of the audits conducted by such firm, and performs other functions or duties provided in the Audit Committee Charter. During the 2014 fiscal year, the Audit Committee held four meetings. The Audit Committee has adopted a complaint monitoring procedure to enable confidential and anonymous reporting to designated Company employees, who then report such information to the Audit Committee, of concerns regarding, among other things, questionable accounting or auditing matters. See “Code of Business Conduct and Ethics” above.

ITEM 11.	EXECUTIVE COMPENSATION.

Executive Compensation Objectives and Philosophy

We believe that our compensation structure rewards our executive team at a level that promotes the Company’s short-term financial and operational performance as well as its long-term strategic business plan. It is based on a pay for performance philosophy that recognizes the individual contributions of our executives to the Company’s financial and operational performance and aligns their interests with the interests of our shareholders.

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

Executive Summary of Compensation Structure and 2014 Compensation

The named executive officers of the Company for 2014 were:

Ronald S. Saks        Former Chief Executive Officer (1)
Daniel G. Korte        Chief Executive Officer and President

Lawrence E. Dickinson	President, Valent Operations (2)
Clifford C. Stebe, Jr.    Chief Financial Officer and Vice President
Robert T. Grah        Chief Operating Officer, Aerostructures (3)
Richard L. Johnson    President of D3 Technologies, Inc. (4)
Cynthia G. Maness    Vice President of Human Resources and Organizational Development (5)
Michael J. Biffignani    Chief Information Officer (6)

(1) Mr. Saks retired as Chief Executive Officer and President effective March 18, 2014.
(2) Effective February 2015, Mr. Dickinson was appointed President, Strategy and Corporate Development
(3) Mr. Grah retired effective January 1, 2015.
(4) Mr. Johnson retired as President of D3 Technologies, Inc. on September 30, 2014.
(5) Ms. Maness separated from the Company on October 27, 2014.
(6) Effective January 2015, Mr. Biffignani’s title was changed to Executive Director, Information Technology.

With respect to each of Mr. Grah, Mr. Johnson, and Ms. Maness, the Company has appointed successors to assume their vacated roles. Certain of those successors are expected to be deemed named executive officers for the 2015 fiscal year, however, none qualified as a named executive officer under Item 4.02 of Regulation S-K for the 2014 fiscal year.

To meet our executive compensation objectives, we have created a balance of cash and stock-based remuneration through (a) a fair and competitive base salary, (b) annual cash incentive bonuses payable in connection with achieving short-term annual performance goals, and (c) awards of restricted stock, which are subject to longer-term time-based vesting provisions to reward the long-term performance and loyalty of our executives.

In addition, we entered into multi-year employment agreements with each of the persons who served as named executive officers during the 2014 fiscal year. As further described herein, in 2014, our continuing named executive officers received incremental increases to their base salaries and restricted stock grants and were entitled to bonuses based on defined Company performance metrics.

Compensation and Risk

We believe that our compensation program discourages our employees from taking risks to achieve short-term benefits at the expense of long-term performance goals because our compensation program:

•	Provides a mix of guaranteed compensation and incentive-based compensation;

•	Strikes a balance between the use of short-term incentives and longer-term incentives;

•	Uses incentives that are consistent with our strategic initiatives;

•	Bases bonus payments on the performance of the Company as a whole as well as individual business segments when appropriate;

•	Uses vesting of restricted stock awards that requires long-term commitment on the part of our employees;

•	Was developed and approved by, and is monitored by, our Compensation Committee; and

•	Includes a compensation recovery (clawback) policy.

Compensation Committee Process

The Compensation Committee of our Board of Directors (the “Compensation Committee”) generally administers our compensation programs, including our equity incentive program, and reviews and approves our executive officers’ compensation. It has the authority to retain and oversee outside counsel and such other experts or consultants as it deems necessary to discharge its duties. Our Board of Directors appoints the members of the Compensation Committee, which currently consists of Ms. Northup (Chair) and Messrs. Eulich and Summe, all of whom are independent directors. The duties, responsibilities and authority of the Compensation Committee are prescribed in the Compensation Committee Charter. The Compensation Committee Charter is reviewed periodically and revised by the Board of Directors as appropriate. Our Compensation Committee Charter can be found on our website at http://www.lmiaerospace.com. Information contained on or accessible through the Company’s corporate website shall not be deemed to constitute part of this Annual Report.

While all decisions regarding executive compensation are ultimately made by our Compensation Committee, in practice, the Compensation Committee generally relies heavily on the recommendations of the Chief Executive Officer with respect to all of our executive officers, other than the Chief Executive Officer himself.  In particular, the Compensation Committee relies on the Chief Executive Officer’s assessment of each executive officer’s individual performance measured by the officer’s contributions to the achievement of our strategic and financial objectives as well as the executive’s level of responsibility and level of specialized experience and knowledge.

Determinations by our Compensation Committee are not made in accordance with strict formulas that measure weighted qualitative and quantitative factors. Rather, such determinations are more subjective in nature and take into account not only the recommendations of our Chief Executive Officer based on the criteria described above but also such other factors deemed relevant by the Compensation Committee to blend competitive ranges with our own internal policies and practices, including internal equity, responsibilities relative to other executives, additional duties undertaken and potential for advancement. The use by our Compensation Committee of other outside resources and references, such as industry benchmarks, has historically been somewhat limited. However, in December 2013, the Compensation Committee engaged the independent compensation consultant Pay Governance to review the Company’s current executive incentive plans and pay practices, compare them to typical market practices and provide the advantages and disadvantages of various employment contract provisions and compensation structures for the Company’s consideration when it was seeking to hire a new Chief Executive Officer. Pay Governance provided comparison data from 25 manufacturing companies of similar size and five direct competitors of the Company as identified by Institutional Shareholder Services, Inc.

Say on Pay; Say on Frequency

The Company believes it is appropriate to take into account the views of shareholders on the design and effectiveness of the Company’s executive compensation program. The Compensation Committee values the opinions expressed by shareholders in their non-binding advisory votes on the Company’s executive compensation (“Say on Pay”) and will continue to consider the outcome of the votes when making future executive compensation decisions. In 2013, the shareholders approved the Company’s executive compensation by a vote of more than 95%. Consequently, the Company’s 2014 compensation policies and decisions are generally consistent with the policies and decision-making criteria used in each of the prior two years, and are reflected in the employment agreements entered into in January 2014, with the persons then serving as the Company’s executive officers.

As disclosed in the Company’s 2011 proxy statement, the Board of Directors recommended holding a Say on Pay vote every three years to coincide with the three-year term of the Company’s employment agreements with most of its named executive officers. The first vote occurred in 2011. In order to receive the Say on Pay votes prior to the execution of the next employment agreements, which were to be entered into at the beginning of 2014, the Company held its subsequent advisory vote on executive compensation in 2013 as a one-time exception to the triennial advisory vote on executive compensation. The Company believes that holding the vote in the year prior to entering into new employment agreements should give the Compensation Committee sufficient time to carefully consider how to reflect the shareholders’ evaluation of executive compensation when determining the compensation packages to be included in the employment agreements. The Company’s next Say on Pay vote will be held no later than the Company’s 2016 Annual Meeting of Shareholders.

The Company’s next non-binding advisory vote on the frequency of Say on Pay votes (“Say on Frequency”) is required to be held no later than the Company’s 2017 Annual Meeting of Shareholders, although an earlier Say on Frequency vote may be held at the discretion of the Board of Directors.

Employment Agreements

The Company enters into employment agreements with its executive officers and other key personnel in an effort to help retain such personnel. With the exception of Mr. Saks, each person who was a named executive officer of the Company during our 2014 fiscal year was a party to an employment agreement with the Company during their tenure with the Company.

Executive Officer Employment Agreements

Except for Mr. Korte and Mr. Saks (the compensation arrangements for whom is each further described below), in February 2014, each person who was a named executive officer in 2014 entered into a new three-year employment agreement with the Company. The terms of the agreements provided for a three-year term, commencing on January 1, 2014 and expiring on December 31, 2016, except for the agreement with Mr. Johnson, which had a two-year term. Each employment agreement contained substantially similar terms, except for the respective salary of each officer, and provided for 3% annual increases of salary and an annual performance bonus in accordance with defined Company performance metrics. In February 2015, the employment agreement between the Company and Mr. Dickinson was amended to, among other things, revise the expiration date to January 1, 2016, and provide that his annual performance bonus for 2015 will be based upon performance goals to be determined by the Company in consultation with Mr. Dickinson.

Each employment agreement includes a claw back provision consistent with Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Company’s Policy for Recoupment of Incentive Compensation. Further, each employment agreement may be terminated by the executive upon such executive giving of no less than 30 days prior written notice to the Company, his or her death or permanent disability or by the Company for cause. If such termination is due to the executive’s unsatisfactory performance or the cessation of the business of the Company, the executive will be entitled to severance in an amount equal to six (6) months of base salary if the executive has less than five (5) years of service with the Company, or an amount equal to twelve (12) months of base salary if the executive has five (5) or more years of service with the Company, except for the agreement entered into with each of Messrs. Johnson and Stebe which specify twelve (12) months of base salary, regardless of length of service. Pursuant to the terms of each employment agreement, each executive is entitled to severance if his or her employment is terminated in conjunction with a change in the control of the Company (as defined in each employment agreement). If the change in control results in the involuntary termination of the executive or the executive terminating employment for good reason within nine (9) months following the change in control, the executive will be entitled to severance in an amount equal to two and one-half (2 ½) times the executive’s base salary plus any reasonably anticipated performance bonus prorated for that fiscal year. If the executive voluntarily terminates employment without good reason within ninety (90) days following a change in control, the executive will be entitled to severance in an amount equal to six (6) months of base salary if the executive has less than five (5) years of service with the Company, or an amount equal to twelve (12) months of base salary if the executive has five (5) or more years of service with the Company, except for the agreement entered into with each of Messrs. Johnson and Stebe which specify twelve (12) months of base salary, regardless of length of service. Any severance will be paid in equal monthly installments commencing immediately after the termination.

Daniel Korte Employment Agreement

In conjunction with his appointment as the Chief Executive Officer and President of the Company, on February 21, 2014, the Company entered into an employment agreement with Mr. Korte. The agreement provides for a base salary of five hundred thousand dollars ($500,000) per year, to be reviewed annually by the Compensation Committee. Mr. Korte is eligible for an annual performance bonus of at least 42.5%, a target of 85% and a maximum 110% of his base salary, payable in cash or cash and shares of the Company’s stock, provided certain performance targets set by the Board of Directors in consultation with Mr. Korte are reached. For fiscal years 2015 and 2016, Mr. Korte’s employment agreement provides that he will be eligible for grants of restricted stock in an amount having a targeted value of 85% of his base salary, and a maximum value of 110% of his base salary.

The agreement includes a claw back provision consistent with Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Company’s Policy for Recoupment of Incentive Compensation. The agreement may be terminated upon Mr. Korte giving no less than 30 days prior written notice to the Company, his death or permanent disability, by the Company for cause or by Mr. Korte for good reason. If such termination is due to the executive’s unsatisfactory performance or the cessation of the business of the Company, or is without cause or for good reason, Mr. Korte will be entitled to severance in an amount equal to twelve (12) months of his base salary. If a change in control of the Company results in the involuntary termination of Mr. Korte or Mr. Korte terminating his employment for good reason within nine (9) months following the change in control, Mr. Korte will be entitled to severance in an amount equal to two and one-half (2 ½) times his base salary plus any reasonably anticipated performance bonus prorated for that fiscal year. If Mr. Korte voluntarily terminates employment without good reason within ninety (90) days following a change in control, Mr. Korte will be entitled to severance in an amount equal to twelve (12) months of his base salary. Any severance will be paid in equal monthly installments commencing within forty-five (45) days after the termination and will be subject to Mr. Korte executing a release agreement.

Saks Consulting Agreement

On March 18, 2014, in conjunction with his retirement as the Company’s Chief Executive Officer, the Company entered into a consulting agreement with Mr. Saks pursuant to which Mr. Saks provided general consulting services as and when requested by the Company regarding the strategy, operations, financial performance, customers, suppliers, contractual commitments, employees, historical data, metrics and similar information pertaining to the Company and its subsidiaries. Pursuant to the terms of the Consulting Agreement, the Company agreed to pay Mr. Saks a consultant fee of two hundred fifty-one thousand one hundred sixty-six dollars ($251,166), payable in shares of the Company’s common stock. The shares of common stock were granted in three equal installments in an amount equal to that number of shares of the Company’s common stock having an aggregate fair value of eighty-three thousand seven hundred twenty-three dollars ($83,723) on each grant date. Pursuant to the terms of the Consulting Agreement, the Company agreed to reimburse Mr. Saks for all reasonable travel-related expenses, including air fare and accommodations. The Consulting Agreement became effective March 19, 2014 and terminated on December 31, 2014. After his retirement, Mr. Saks also began to receive the standard fees paid to outside directors.

Elements of our Executive Compensation Program

Our executive compensation program consists of three main elements: base salary, annual incentive cash bonus and long-term incentive equity-based compensation. Consistent with our executive compensation objectives and philosophy, we have structured each element of our compensation package as set forth below. Each element of compensation is designed to achieve a specific purpose and to contribute to a total package that is competitive, appropriately performance-based and valued by our executives. There is no set policy or target for allocating among these three components other than to ensure a significant portion of the package is at-risk or performance based.

Base Salary

Base salaries for our named executive officers are designed to provide competitive compensation to each executive based on position, scope of responsibility, business and leadership experience and performance.  We seek to keep a relative balance among the members of our executive management team, excluding the Chief Executive Officer, with the difference in base salaries being within a relatively narrow range.

Historically, the Company has provided for 3.0% annual increases to the base salaries of its executive officers, unless additional compensation is warranted due to increases in responsibilities, extraordinary performance or a reduction in other compensation paid to the named executive officer. The 3.0% annual increase to the base salaries provided for in the employment agreements of our named executive officers (excluding our Chief Executive Officer) is in line with average increases to other salaried employees. From time-to-time the Company annually increases the base salaries of its named executive officers in an amount greater than 3.00%. For example, the base salaries for each of Mr. Dickinson and Mr. Stebe were increased 11.74% and 22.34%, respectively, from 2013 to 2014 to reflect their appointments to President,Valent Operations and Chief Financial Officer, respectively. Additionally, upon the hiring of Mr. Korte in 2014, the base salary for the position of Chief Executive Officer and President was increased 25%. The increase for that position was based in part upon input from Pay Governance, the Company’s independent compensation consultant, who reviewed the compensation package of our Chief Executive Officer relative to other similarly sized companies in the industry.

Because of changes in our management team, and because of appointments of persons to new positions, the year-over-year changes in the 2014 base salaries of many of our named executive officers and the percentage increases or decreases when compared to their base salaries as of December 31, 2013, is generally not indicative of our compensation philosophy. Many of the persons who served as named executive officers during 2014 did not serve as officers for the full fiscal year or were appointed to new positions. As a result, the year-over-year increases and decreased in the gross salary paid to our named executive officers, when compared to their base salaries as of December 31, 2013, is generally not consistent with our historical practices. However, except for the changes to the compensation package of our Chief Executive Officer appointed in 2014, the compensation packages of our executive officers and the components of their compensation packages while serving as executive officers was generally in-line with our historical practices.

The chart below sets forth the 2015 base salaries for our named executive officers (except Messrs. Saks and Johnson and Ms. Maness, who left the Company in 2014, and Mr. Grah who retired in 2015) and the percentage increase as compared to their base salaries as of December 31, 2014:

Named Executive Officer	2014 Salary	2015 Salary	Increase/(Decrease)

Daniel G. Korte (1)	405,449	500,000	23.3%
Lawrence E. Dickinson	328,000	337,840	3.0%
Clifford C. Stebe, Jr.	225,000	231,750	3.0%
Michael J. Biffignani	231,864	238,820	3.0%

(1) Mr. Korte began serving as Chief Executive Officer and President of the Company on March 18, 2014, therefore the 2014 salary reported in the table above is pro-rated to reflect only the salary he earned from the time of his appointment through December 31, 2014. Mr. Korte’s annual salary was not increased.

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

2014 Bonuses

For 2014, with the exception of Mr. Korte, the employment agreement of each named executive officer provided for the annual performance bonus to be calculated as follows:

•
5% of the named executive officer’s base salary if the annual net operating income of the Company (in the case of Messrs. Stebe and Biffignani and Ms. Maness), or the Aerostructures segment (in the case of Messrs. Grah and Dickinson), or the Engineering Services Segment (in the case of Mr. Johnson), equals or exceeds 60% of the budgeted net annual operating income of the Company, the Aerostructures segment or the Engineering Services segment, as applicable; plus

•
If annual consolidated net operating income of the Company exceeds 75% of the budgeted net annual operating income of the Company, then the following percentage of the annual consolidated net operating income of the Company: Mr. Stebe - 0.11%; Mr. Dickinson - 0.18%; Mr. Johnson - 0.220%; Mr. Grah - 0.170%; Ms. Maness - 0.121%; Mr. Biffignani - 0.11%; plus

•
5% of the named executive officer’s base salary if the annual net operating income of the Company (in the case of Messrs. Stebe and Biffignani and Ms. Maness) or the Aerostructures segment (in the case of Messrs. Grah and Dickinson,) or the Engineering Services Segment (in the case of Mr. Johnson) equals or exceeds 100% of the budgeted net annual operating income of the Company, the Aerostructures segment or the Engineering Services segment, as applicable.

For purposes of the bonus determinations, the annual net operating income of the Company or any business segment is determined in a manner specific to the calculation of bonuses and may vary from that used or reported for financial reporting purposes.

As set forth in the table below, with the exception of Mr. Korte’s employment agreement, the employment agreements provide that (a) if the applicable 60% minimum threshold of the budgeted net annual operating income is achieved or exceeded, each applicable named executive officer would earn a cash bonus equal to 5% of his base salary, plus (b) if the applicable 75% threshold of the budgeted net annual operating income is achieved or exceeded, each named executive officer would earn a percentage of the annual consolidated net operating income of the Company, plus (ii) if 100% of the budgeted net annual operating income is achieved or exceeded, each named executive officer would earn a cash bonus equal to an additional 5% of his base salary. In 2014, both the Aerostructures segment and the Company, for the purpose of bonus determination, achieved greater than 75%, but less than 100% of their budgeted net annual operating income, and as a result, each of Messrs. Stebe and Biffignani, Grah and Dickinson and Ms. Maness received bonuses consistent with the formulas stated above. The Engineering Services segment did not achieve 60% of its budgeted net annual operating income, and as a result, no cash bonuses were awarded based on segment performance. Bonuses earned as a percentage of net income were paid to the recipients in 2015.

Named Executive Officer	Bonus as a Percentage of Base Salary - if 60% of the budgeted net annual operating income is met	Bonus as a Percentage of Base Salary - if 100% of the budgeted net annual operating income is met	Additional Bonus as a Percentage of Annual Consolidated Net Operating Income of the Company	2014 Cash Bonus	2014 Cash Bonus as a Percentage of Base Salary Paid in 2014
Ronald S. Saks (1)	5.0%	5.0%	0.231%	—
Daniel G. Korte (2)				300,000	74.0%
Lawrence E. Dickinson	5.0%	5.0%	0.180%	53,505	16.3%
Clifford C. Stebe, Jr.	5.0%	5.0%	0.110%	33,926	15.1%
Robert T. Grah	5.0%	5.0%	0.170%	50,451	16.4%
Richard L. Johnson (3)	5.0%	5.0%	0.220%	34,013	15.4%
Cynthia G. Maness (4)	5.0%	5.0%	0.121%	30,845	15.3%
Michael J. Biffignani	5.0%	5.0%	0.110%	34,269	14.8%

(1)	Mr. Saks did not serve as an employee throughout 2014 and was not paid a bonus.

(2)	Mr. Korte’s 2014 bonus was paid in accordance with his employment agreement.

(3)
Mr. Johnson retired effective September 30, 2014. In accordance with the terms of his separation agreement Mr. Johnson received a performance bonus for that portion of the year that he was employed by the Company.

(4)	In accordance with the terms of her separation agreement, Ms. Maness received a performance bonus for that portion of the year that she was employed by the Company.

2015 Bonuses

With the exception of Mr. Korte and Mr. Dickinson, in 2015, the Compensation Committee has determined each named executive officer’s annual performance bonus will be calculated as follows:

•
50% will be based upon the annual net operating income of the Company or applicable business segment relative to target, and 50% will be based upon the annual free cash flow of the Company or applicable business segment relative to target;

•
Each named executive officer will be eligible to receive a percentage of his/her salary, ranging from 20-30% of his/her salary at target, with the potential for additional bonus based upon individual performance and Company or business segment performance that exceeds budgeted targets in either operating income or free cash flow; and

•	The Company or applicable business segment must achieve at least 80% of target in either operating income or free cash flow for any bonus to be paid.

In March 2015, the Board set the 2015 budgeted net annual operating income and free cash flow targets for the Company and each business segment.

Mr. Korte’s employment agreement provides for annual threshold, target and maximum performance bonus payout opportunities of not less than 42.5%, 85% and 110% of base salary, respectively, provided that individual employee and Company performance goals are met.  The amount of the payout, if any, will be determined by the Compensation Committee.

The performance targets establishing Mr. Korte's eligibility for the performance bonus are established annually by the Board of Directors.  Mr. Dickinson’s employment agreement provides for an annual bonus in 2015 conditional upon performance related to certain established goals.  The amount of the payout, if any, will be determined by the Compensation Committee.

Additional Discretionary Bonuses

The Compensation Committee has the authority to award discretionary cash bonuses under our Plan (as defined below) based on extraordinary performance or circumstances. Such cash bonus awards are rarely awarded.

Long-Term Incentive Equity-Based Compensation

The long-term incentive equity-based awards for our named executive officers are made under our 2005 Long-Term Incentive Plan (the “Plan”) pursuant to which the Compensation Committee may, among other things, grant or award stock options, shares of restricted stock, restricted stock units and other stock-based or cash awards, subject to certain limitations and restrictions as set forth in the Plan. Our use of stock-based awards for our named executive officers is the primary means by which we provide our named executive officers long-term incentives that becomes more valuable to the executive if our share value increases, thereby aligning each named executive’s interest with the interest of our shareholders. Additionally, upon the appointment of new executive officers, from time to time the Company awards persons restricted stock as an inducement award in accordance with NASDAQ Rule 5635(c)(4).

The annual grants under the Plan to our executive officers primarily consist of grants of restricted stock awards. Generally, executives who hold shares of restricted stock will have the right to vote such shares as the record owner, but the shares will be subject to forfeiture until vested. We believe that utilization of restricted stock awards provides long-term incentives comparable to the use of stock options while also offering the advantage of reduced market risk to the executive and reduced potential dilution of outstanding shares compared to utilization of an option having the same fair value on the date of grant. Moreover, the Company’s expense for the issuance of restricted stock, which is fixed at the market value on the day of grant, is spread over the vesting period while the expense for stock options involves the use of theoretical assumptions to create a hypothetical value and expense for the options. However, the Company may issue stock options in the future if it determines that circumstances have become more beneficial to do so. Upon a Change in Control (as defined in the Plan), any unvested shares of restricted stock shall immediately vest.

2014 Grants of Restricted Stock

In connection with Mr. Korte’s commencement as Chief Executive Officer, on March 14, 2014, the Compensation Committee granted Mr. Korte an incentive grant of the Company’s Common Stock having a fair value of $125,000 on the date of grant (the “Incentive Grant”). The Incentive Grant consists of three Restricted Stock Award Agreements (the “Incentive RSA Agreements”), each of which grants Mr. Korte 2,778 shares of Common Stock (“Incentive Restricted Shares”). The Incentive Restricted Shares will vest if (i) the Company achieves the “Price Milestone” set forth in the applicable Incentive RSA Agreement, and (ii) Mr. Korte is employed by the Company on the third anniversary of the date on which the Company achieves such Price Milestone. The Company will be deemed to have achieved the Price Milestone, if the Company’s Common Stock has a fair market value equal to or greater than $17.00 per share, $21.00 per share or $25.00 per share, as set forth in the applicable Incentive RSA Agreement, for ten consecutive trading days prior to the third anniversary of the date of grant. If the Company has not achieved the Price Milestone set forth in an Incentive RSA Agreement prior to the third anniversary of the date of grant, the applicable Incentive Restricted Shares shall be terminated and forfeited back to the Company. As part of the Company’s Long-Term Incentive Plan, on March 14, 2014, the Compensation Committee also granted Mr. Korte 23,021 shares of the Company’s Common Stock (the “LTI Restricted Shares”) having an aggregate fair value of $345,315 on the date of grant (the “LTI Grant”). The LTI Restricted Shares will vest on the third anniversary of the date of grant. The LTI Grant and the Incentive Grant were granted under the Company’s 2005 Long-Term Incentive Plan.

In May 2014, the Compensation Committee awarded shares of restricted stock to certain executive officers. In determining whether to award shares and the number of shares of restricted stock to be awarded to executive officers in 2014, the Compensation Committee evaluated (a) each executive officer’s job responsibility, past performance and anticipated future contributions, (b) the value of the grant and potential appreciation to the executive officer in relation to the other elements of his total compensation,

(c) corporate performance and (d) the executive officer’s existing vested and unvested equity holdings. The Compensation Committee awarded 3,801 shares to Mr. Stebe, 3,501 shares to Ms. Maness, 7,574 shares to Mr. Dickinson (a portion of which were awarded in connection with his appointment as President, Valent Operations) 14,291 shares to Mr. Johnson (such shares were subsequently forfeited in connection with Mr. Johnson’s retirement and Mr. Johnson was, at that time, awarded restricted stock units subject to vesting) and 1,801 shares to Mr. Biffignani, with aggregate grant date fair values of $53,200, $49,000, $106,000, $200,004 and $25,200, respectively. The shares awarded to these named executive officers for the 2014 fiscal year vest on the third anniversary of the grant date.

2015 Grants of Restricted Stock

In February 2015, the Compensation Committee awarded shares of restricted stock to certain executive officers. In determining whether to award shares and the number of shares of restricted stock to be awarded to executive officers in 2015, the Compensation Committee evaluated, among other things: (a) each executive officer’s job responsibility, past performance and anticipated future contributions, (b) the value of the grant and potential appreciation to the executive officer in relation to the other elements of his total compensation, (c) corporate performance, and (d) the executive officer’s existing vested and unvested equity holdings. The Compensation Committee awarded 4,201 shares to Mr. Stebe with an aggregate grant date fair value of $60,200. The shares awarded for the 2015 fiscal year vest on third anniversary of the grant date. As of the date of this report, no other named executive officer has received a grant of restricted stock in 2015.

In addition to the annual grants of restricted stock typically made by the Company under the Plan, equity grants may also be made to new executive officers upon the commencement of their employment and, on occasion, to executive officers in connection with a significant change in job responsibility, extraordinary performance or other reasons.

Awards of equity grants to our executive officers are made at the discretion of the Compensation Committee based on various factors, as described above. Historically, the Compensation Committee has made a determination of whether to make such awards and the amounts of such awards in the first quarter of the year.

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

Change in Control and Severance Practices

Under the Plan, stock-based compensation vests immediately in the event of a change in control of the Company. In addition, the employment agreement of each of our named executive officers provides for the payment of severance if such executive’s employment is terminated in connection with a change in control of the Company. Pursuant to the employment agreements entered into in January 2014, if the executive’s employment terminates within nine months following a change in control, the amount of severance will be based on whether the termination of the named executive officer’s employment was for cause or for good reason.

An executive may also be entitled to severance under his or her employment agreement if the executive’s employment terminates outside of the context of a change in control, depending on the reason for the termination.  Pursuant to the employment agreements entered into in January 2014, the amount of severance eligibility will be based on whether the termination of the named executive officer’s employment was for cause, not for cause or voluntary. The Company paid severance payments to each of Mr. Johnson and Ms. Maness upon their separation from the Company in 2014. These amounts are identified under the heading “Potential Payments Upon Termination” below. For additional information regarding the payment of severance in connection with changes in control and otherwise, please see the section below titled “Compensation of Executive Officers - Executive Compensation Tables - Potential Payments Upon Termination.”

The severance arrangements with each of our executive officers are considered to be a necessary part of the process in the recruitment and retention of qualified executives. These severance arrangements allow our executives to focus on shareholder interests in considering strategic alternatives and assist the Company in providing income protection for executives in the event of an involuntary, not for cause termination of employment.

Policy for Recoupment of Incentive Compensation

In order to further align our executives’ interests with the interests of our shareowners and support good governance practices, each executive’s employment agreement also includes a provision that states that any compensation paid to an executive constituting “incentive based compensation” for purposes of Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) shall be subject to recoupment pursuant to Section 954 of the Dodd-Frank Act and the Company’s Policy for Recoupment of Incentive Compensation, as such policy may be modified from time to time to comply with Section 954 of the Dodd-Frank Act, and the rules and regulations promulgated thereunder.

Tax and Accounting Implications

Section 162(m) of the Internal Revenue Code generally precludes a public company from taking a federal income tax deduction for annual compensation in excess of $1 million per individual paid to its chief executive officer or the other named executive officers. Under Section 162(m), certain compensation, including “performance-based compensation,” is excluded from this deduction limitation. Our intent is to structure compensation paid to our executives to be deductible; however, from time to time, the Compensation Committee may award compensation that may not be deductible if it determines that such awards are consistent with our compensation philosophy and in the best interest of our shareholders. We believe that all of the 2014 compensation paid to our executive officers is fully deductible.

COMPENSATION COMMITTEE REPORT

In fulfilling its duties and responsibilities, the Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis set forth in this annual report.

In reliance on the review and discussions referred to above, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and the Company’s 2015 proxy statement.

Respectfully submitted,

COMPENSATION COMMITTEE OF THE
BOARD OF DIRECTORS OF
LMI AEROSPACE, INC.

Judith W. Northup, Chair of the Compensation Committee
Gregory L. Summe, Member
John S. Eulich, Member

Notwithstanding anything set forth in any of our previous filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings, including this annual report, in whole or in part, the preceding report shall not be deemed incorporated by reference in any such filings.

Executive Compensation Tables

Summary Compensation Table

The following table sets forth the total compensation paid to or earned by our named executive officers, for the fiscal years ended December 31, 2014, 2013 and 2012:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards Granted ($) (1)	Non-Equity Incentive Plan ($) (2)	All Other Compensation ($) (3)	Total ($)
Ronald S. Saks, Former Chief Executive Officer and President (4)	2014	89,003	—	60,009	—	298,344	447,356
	2013	400,000	—	—	—	23,550	423,550
	2012	375,000	—	—	94,990	12,481	482,471
Daniel G. Korte, Chief Executive Officer and President (5)	2014	405,449	—	470,325	300,000	6,318	1,182,092
	2013	—	—	—	—	—	—
	2012	—	—	—	—	—	—
Lawrence E. Dickinson, President of Valent (6)	2014	328,000	—	106,000	53,505	2,521	490,026
	2013	293,550	30,742	53,532	—	4,134	381,958
	2012	255,663	—	71,925	57,816	3,736	389,140
Clifford C. Stebe, Jr., Chief Financial Officer and Vice President (7)	2014	225,000	—	53,200	33,926	7,398	319,524
	2013	183,909	6,849	26,766	—	1,397	218,921
	2012	—	—	—	—	—	—
Robert T. Grah, Chief Operating Officer, Aerostructures	2014	308,523	—	—	50,451	8,935	367,909
	2013	299,174	—	53,532	14,959	7,935	375,600
	2012	290,460	—	55,485	70,630	7,935	424,510
Richard L. Johnson. Former President of D3 Technologies (8)	2014	220,530	—	200,004	34,013	115,172	569,719
	2013	318,000	—	66,915	—	8,164	393,079
	2012	307,442	—	—	93,608	8,398	409,448
Cynthia G. Maness, Former Vice President of Human Resources and Organizational Development (9)	2014	201,480	—	49,000	30,845	477,851	759,176
	2013	234,392	—	49,071	—	9,372	292,835
	2012	227,565	—	46,238	51,313	8,917	334,033
Michael J. Biffignani - Chief Information Officer (10)	2014	231,864	—	25,200	34,269	8,935	300,268
	2013	—	—	—	—	—	—
	2012	—	—	—	—	—	—

(1)
This column represents the aggregate grant date fair value of restricted shares awarded to each officer during the each fiscal year computed in accordance with FASB ASC Topic 718. Pursuant to Commission rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(2)	The amounts in this column represent the cash bonuses awarded under our annual incentive cash bonus program and our named executive officers’ employment agreements for the year reported.

(3)
The amounts in this column represent compensation for items that are not reportable elsewhere in the Summary Compensation Table, including but not limited to, perquisites and other personal benefits; “gross-ups’ or other amounts reimbursed for the payment of taxes; the amount paid or due in connection with any retirement, resignation, severance, or other termination; the Company’s contributions to defined contribution plans; the dollar value of any insurance premiums paid by, or on behalf of, the Company with respect to life insurance for the benefit of a named executive officer; and the dollar value of any dividends or other earnings paid on stock or option awards, when those amounts were not factored into the grant date fair value required to be reported for such award.

(4)
The compensation included in the “All Other Compensation” column with respect to Mr. Saks includes (i) $251,166 in consulting fees paid to Mr. Saks; and (ii) $45,000 paid in cash to Mr. Saks as fees for serving as a director. The compensation included in the "Stock Awards Granted" column with respect to Mr. Saks includes stock compensation of $60,009 related to his service as a director.

(5)	Mr. Korte joined the Company in 2014 and appointed to the position of Chief Executive Officer effective on March 18, 2014.

(6)
Mr. Dickinson served as Chief Financial Officer until November 2013. Mr. Dickinson received a one-time payment for additional duties he assumed in 2013 upon being appointed President, Valent Operations and a discretionary bonus for his contributions in the Company’s acquisition of Valent Aerostructures. A new employment agreement was entered into with Mr. Dickinson in January 2014 reflecting his new role and base salary.

(7)
Mr. Stebe became Chief Financial Officer in November 2013. He was not a named executive officer in 2012. Mr. Stebe received a one-time payment for additional duties he assumed upon becoming Chief Financial Officer in 2013. A new employment agreement was entered into with Mr. Stebe in January 2014 reflecting his new role and base salary.

(8)
Mr. Johnson retired from the Company on September 30, 2014. The compensation included in the “All Other Compensation” column with respect to Mr. Johnson includes $108,846 paid to Mr. Johnson upon his separation from the Company.

(9)	Ms. Maness separated from the Company on October 27, 2014. All Other Compensation” column with respect to Ms. Maness includes $470,004 paid to Ms. Maness upon her separation from the Company.

(10)	Mr. Biffignani was not a named executive officer in 2013 or 2012.

Grants of Plan-Based Awards

The following table provides the threshold and estimated target opportunity for each named executive officer under the 2014 annual cash incentive bonus plan and the restricted stock awards granted under the Company’s long-term incentive compensation plan. The information consists of the potential threshold and estimated target cash bonus awards calculated pursuant to the terms of our named executive officers’ employment agreements and the shares of restricted stock actually awarded under the Plan, as discussed above. No stock options were granted to any named executive officer in 2014.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)				All Other Stock Awards: Number of Shares of Stock or Units Granted in 2014 (#)(5)	Grant Date Fair Value of Stock and Option Awards in 2014 ($)

Name	Grant Date	Threshold ($) (2)	Target ($) (3)	Maximum ($)
Ronald S. Saks	May 13, 2014	—	—	—	—	—
Daniel G. Korte (4)	May 13, 2014	172,316	344,632	445,994	31,355	470,325
Lawrence E. Dickinson	May 13, 2014	16,400	79,754	(4)	7,574	106,000
Clifford C. Stebe, Jr.	May 13, 2014	11,250	51,194	(4)	3,801	53,200
Robert T. Grah	May 13, 2014	15,426	75,160	(4)	—	—
Richard L. Johnson	May 13, 2014	11,027	67,641	(4)	14,291	200,004
Cynthia G. Maness	May 13, 2014	10,074	46,421	(4)	3,501	49,000
Michael J. Biffignani	May 13, 2014	11,593	51,880	(4)	1,801	25,200

(1)
The threshold and estimated target amounts of annual incentive cash bonuses are determined pursuant to each executive’s employment agreement that was effective in fiscal year 2014. The material terms of the annual incentive cash bonuses, including the applicable thresholds and percentages, are described under “Compensation of Executive Officers - Compensation Discussion and Analysis - Elements of our Executive Compensation Program - Annual Incentive Cash Bonus” above. The actual annual incentive cash bonuses paid to the named executive officers are reflected in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation table.

(2)
Represents 5% of the named executive officer’s base salary, the threshold payout of annual incentive cash bonus for fiscal year 2014 pursuant to each named executive officer’s employment agreement, assuming that annual net operating income of the Company or its applicable segments achieves or exceeds 60% of the budgeted net annual operating income of the Company or such applicable segment. See the discussion in “Compensation of Executive Officers - Compensation

Discussion and Analysis - Elements of our Executive Compensation Program - Annual Incentive Cash Bonus” in the Compensation Discussion & Analysis section.

(3)
Represents the estimated target payout of annual incentive cash bonus for fiscal year 2014 pursuant to each named executive officer’s employment agreement, assuming that applicable annual net operating income achieves or exceeds 100% of the applicable budgeted net annual operating income. The total bonus in such an instance is equal to: (a) 5% of the named executive officer’s base salary plus (b) an additional 5% of the named executive officer’s base salary plus (c) a percentage of the annual consolidated net operating income of the Company. For this estimate, the assumption is that the Company achieved 100% of its budgeted annual consolidated net operating income. See the discussion in “Compensation of Executive Officers - Compensation Discussion and Analysis - Elements of our Executive Compensation Program - Annual Incentive Cash Bonus” in the Compensation Discussion & Analysis section.

(4)	The range and maximum amount of bonus that may be paid to Mr. Korte is set forth in his employment agreement.
The employment agreements for our other named executive officers provide that each is entitled to a defined percentage of the Company’s consolidated net operating income if the Company achieves certain defined performance benchmarks. Accordingly, there is not a defined limit on the amount of non-equity incentive plan awards that could be earned by these executive officers.

(5)
This column represents awards of restricted stock made pursuant to the Plan. The material terms of the restricted stock awards are described under “Compensation of Executive Officers - Compensation Discussion and Analysis - Elements of our Executive Compensation Program - Long-Term Incentive Compensation - 2014 Grants of Restricted Stock” above.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information with respect to outstanding unvested equity awards held by our named executive officers as of December 31, 2014. Neither Ms. Maness nor Mr. Saks had outstanding unvested equity awards as of December 31, 2014.

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#) (1)	Option Exercise Price ($)	Option Exercise Date	Number of Shares or Units of Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)
Daniel G. Korte	—	—	—	31,355	442,106
Lawrence E. Dickinson	—	—	—	13,474	189,983
Clifford C. Stebe, Jr.	—	—	—	6,001	84,614
Robert T. Grah	—	—	—	5,100	71,910
Richard L. Johnson	—	—	—	17,291	243,803
Michael J. Biffignani	—	—	—	4,801	67,694

(1)	There were no option awards outstanding as of December 31, 2014. This column does not include any shares of restricted stock granted to executive officers.

(2)
Amounts shown in this column represent the number of time-based restricted shares or units granted to each named executive officer that had not vested as of December 31, 2014. These awards generally vest on the third anniversary of the grant date. Subsequent to December 31, 2014, the following time-based restricted shares vested: Mr. Stebe: 1,000 shares; Mr. Dickinson: 3,500 shares; Mr. Grah: 5,100 shares; and Mr. Biffignani 1,600 shares. The remaining time-based restricted shares vest as follows: Mr. Korte: 23,021 shares on March 14, 2017; Mr. Stebe: 1,200 shares February 11, 2016 and 3,801 shares May 13, 2017; Mr. Dickinson: 9,974 shares January 1, 2016; Mr. Johnson: 17,291 shares January 31, 2016 (such grant now represented by restricted stock units); and Mr. Biffignani: 1,400 shares February 11, 2016 and 1,801 shares May 13, 2014. On March 14, 2014, Mr. Korte was also granted 8,334 shares, the vesting for which is subject to the performance of LMI Common Stock. The performance period for these shares is from one to three years.

(3)	Market value of unvested shares is based on closing market price of $14.10 per share on December 31, 2014.

Option Exercises and Stock Vested

There were no option awards outstanding as of December 31, 2014. The table below sets forth information regarding the vesting of shares of restricted stock held by our named executive officers during 2014. During 2014, Mr. Saks did not hold any shares of restricted stock that vested.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Daniel G. Korte	—	—
Lawrence E. Dickinson	2,500	36,138
Clifford C. Stebe, Jr.	1,000	14,455
Robert T. Grah	3,000	43,365
Richard L. Johnson	5,060	65,426
Cynthia G. Maness (2)	10,451	141,488
Michael J. Biffignani	2,000	28,910

(1)	Represents the aggregate market value of the restricted stock at vesting.

(2)
Represents restricted stock that was granted in 2011 and vested in accordance with the terms of the grant. Also represents restricted stock awarded in 2012, 2013 and 2014 for which the vesting was accelerated in connection with Ms. Maness’ separation from the Company.

Pension Benefits

None of our named executive officers is covered by a defined pension benefit plan or other similar benefit plan that provides for payments or other benefits.

Nonqualified Deferred Compensation

We do not provide our executives with any nonqualified deferred compensation plans.

Potential Payments Upon Termination

Pursuant to the terms of our employment agreements entered into in 2014, an executive officer may be entitled to severance payments upon termination of employment in certain circumstances. If a named executive officer is terminated for “cause”, or due to death or permanent disability, the executive will receive his or her base salary accrued but unpaid as of the date of the termination, and in the case of Mr. Johnson, if terminated without cause or due to death, pay for any accrued but unused vacation time. Pursuant to the employment agreements, if an executive is terminated without “cause” and other than in connection with a change of control of the Company, the executive will receive either six months or twelve months of base salary, based on length of service, except in the case of Messrs. Stebe and Johnson, who will receive twelve months regardless of length of service.

Within nine months following a change in control of the Company, if a named executive officer’s employment is involuntarily terminated or the named executive officer elects to terminate his employment for “good reason”, the named executive officer will receive severance in an amount equal to two and one-half times the executive’s annual base salary and any reasonably anticipated performance bonus for the fiscal year in which the executive’s employment was terminated on a prorated basis. Within ninety days following a change in control of the Company, if a named executive officer voluntarily terminates his or her employment without “good reason”, the named executive officer will receive either six months or twelve months of base salary, based on length of service, except in the case of Messrs. Stebe and Johnson, who will receive twelve months regardless of length of service.

Except under limited circumstances, severance will be paid in equal monthly installments in accordance with our regular pay schedule. In addition, severance payments are subject to the executive signing a release.

For purposes of the above, the definition of “cause” may include termination for (a) engaging in negligence or willful misconduct in the performance of executive’s duties, which is materially injurious to the Company, (b) willfully failing to observe the Company’s policies, (c) committing acts of dishonesty in interactions or dealings with the Company, its employees or customers, (d) losing or having suspended licenses, clearances or bonding required to perform executive’s duties under the employment agreement, and violating any law, rule or government regulation (other than traffic violations, misdemeanors or similar offenses that do not involve moral turpitude) or being convicted of or pleading nolo contendere to any felony. For purposes of the above, the definition of “good reason” may include: (a) a significant reduction of the executive’s duties, authority or responsibilities, (b) requirement to relocate executive’s primary work location more than fifty miles from then present location, or (c) loss of full time employment on terms comparable to those set forth in the employment agreement.

The following table indicates the cash amounts, accelerated vesting and other payments and benefits that our named executive officers would have been entitled to receive upon termination under various circumstances. The payments are determined pursuant to the terms of the Plan, the restricted stock agreements made under the Plan and the respective employment agreements in effect at the time, and assume termination occurred on December 31, 2014, except in the case of Mr. Johnson and Ms. Maness, in which case the table sets forth the actual amounts paid upon their separation from the Company in 2014.

Name	Benefit (1)	Termination:Voluntary or For Cause, Death or Disability ($)	Termination: Without Cause ($) (2)	Change in Control: Involuntary or for Good Reason ($) (3)	Change in Control: Voluntary ($)
Daniel G. Korte	Restricted Stock (4)	—	—	442,106	442,106
	Cash Severance (5)	—	500,000	1,550,000	500,000
Total		—	500,000	1,992,106	942,106

Lawrence E. Dickinson	Restricted Stock (4)	—	—	189,983	189,983
	Cash Severance (5)	—	328,000	873,505	328,000
Total		—	328,000	1,063,488	517,983

Clifford C. Stebe, Jr.	Restricted Stock (4)	—	—	84,614	84,614
	Cash Severance (5)	—	225,000	596,326	225,000
Total		—	225,000	680,940	309,614

Robert T. Grah	Restricted Stock (4)	—	—	71,910	71,910
	Cash Severance (5)	—	308,523	821,759	308,523
Total		—	308,523	893,669	380,433

Richard L. Johnson	Restricted Stock (4)	—	65,426	243,803	—
	Cash Severance (6)	—	108,846	—	—
Total		—	174,272	243,803	—

Cynthia G. Maness	Restricted Stock (4)	—	105,351	—	—
	Cash Severance (7)	—	455,004	—	—
Total		—	560,355	—	—

Michael J. Biffignani	Restricted Stock (4)	—	—	67,694	67,694
	Cash Severance (5)	—	231,864	613,929	231,864
Total		—	231,864	681,623	299,558

(1)
The amounts shown in this column do not include accrued salary, earned but unpaid bonuses, value of Company paid fringe benefits or reimbursement of reasonable business expenses. Those amounts are payable to the executive officer upon any termination of employment, including an involuntary termination with cause and a resignation without good reason. No accelerated benefit will be paid to the extent that it would constitute an excess parachute payment under Section 280G(b)(3) of the Internal Revenue Code. As of December 31, 2014, there were no named executive officers who would have received payments that would constitute excess parachute payments.

(2)	A termination without cause is any termination by the Company other than for cause or in connection with a change in control.

(3)	This amount represents two and one-half times the executive’s base salary as of December 31, 2014, plus the executive’s reasonably anticipated performance bonus for the year.

(4)
The restricted stock value is calculated using the closing market price of $14.10 per share on December 31, 2014, multiplied by the number of shares that would have become vested as a result of the change in control on that date.

(5)	These amounts are based on the executive’s base salary in effect as of December 31, 2014.

(6)	This amount represents severance payments to Mr. Johnson upon his retirement from the Company and in accordance with his separation agreement.

(7)	This amount represents severance related payments to Ms. Maness upon her separation from the Company and paid in accordance with her separation agreement.

Director Compensation

The following table presents the compensation of our non-employee directors for the year ended December 31, 2014:

Name	Fees Earned or Paid in Cash ($)	Stock Awards Granted ($)	Total ($)
Ronald S. Saks (1)	45,000	60,009	105,009
Joseph Burstein	40,000	60,009	100,009
Sanford S. Neuman	40,000	60,009	100,009
Judith W. Northup	40,000	60,009	100,009
John M. Roeder	—	100,001	100,001
John S. Eulich	40,000	60,009	100,009
Gregory L. Summe (2)	20,000	60,002	80,002
Gerald E. Daniels (2)	20,000	60,002	80,002

(1)
The fees earned by Mr. Saks in his capacity as a director are also included in the Summary Compensation Table above. Mr. Saks became an outside director and eligible for director compensation in April 2014. In lieu of the $15,000 in stock Mr. Saks would have been entitled to for service provided as an outside director for one quarter of the 2013-14 board year, the Board elected to compensate Mr. Saks entirely in cash.

(2)
Each of Messrs. Summe and Daniels were appointed to the Board of Directors in July 2014, and therefore did not receive the full amount of cash fees awarded to other persons who served on the Board through the year.

Each of our non-employee directors is paid an annual retainer in the amount of $100,000, consisting of cash and restricted stock or entirely restricted stock. The cash portion, if any, is paid in arrears in equal quarterly installments at the end of each calendar quarter. The restricted stock portion is awarded annually on or about the date of the Company’s Annual Meeting of Shareholders which is typically held in June of each year. In 2014, the annual rate for the cash portion of the fee was $40,000, the annual value of the restricted stock portion was equal to approximately $60,000 on the date of award, and the shares of restricted stock vested (and their restrictions lapsed) on the first anniversary of the grant date. Directors were allowed to elect to have up to 100% (but no less than 60%) of their retainer paid in restricted stock. During the restriction period, directors have the right to vote restricted shares, but directors may not sell, assign, pledge, otherwise transfer, or encumber restricted shares until the restrictions are removed. If a director has a separation of service from the Board of Directors before the restricted shares are vested, any unvested shares may be subject to forfeiture.

Our directors do not receive additional per meeting fees, nor do they receive additional compensation for service on committees.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information known to us regarding the ownership of our Common Stock as of February 28, 2015, by:

•	each of our directors (including the nominees for election as directors);

•	each of our named executive officers;

•	each holder of 5% or more of each class of our shares; and

•	all of our directors and executive officers as a group

In accordance with SEC rules, each listed person’s beneficial ownership includes:

•	all shares of Common Stock the investor actually owns beneficially or of record;

•	all shares of Common Stock over which the investor has or shares voting or dispositive control (such as in the capacity as a general partner of an investment fund); and

•	all shares of Common Stock the investor has the right to acquire within 60 days (such as an option or warrant which is scheduled to vest within 60 days).

With respect to each person, beneficial ownership is therefore based on 13,134,741 shares of Common Stock outstanding as of February 28, 2015, plus the number of shares of Common Stock the investor has the right to acquire within 60 days of February 28, 2015. Shares of Common Stock that the investor has the right to acquire within 60 days of February 28, 2015, for example, pursuant to an option award, are considered outstanding and beneficially owned by the person holding the restricted stock for the purposes of computing beneficial ownership of that person and of the directors and executive officers as a group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. No shares of Common Stock beneficially owned by any executive officer or director have been pledged as security.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Gregory L. Summe	1,227,188	(2)	9.4%
Ronald S. Saks	763,829	(3)	5.8%
Joseph Burstein	262,170	(4)	2.0%
Sanford S. Neuman	260,424	(5)	2.0%
Lawrence E. Dickinson	93,802	(6)	*
John M. Roeder	35,954	(7)	*
John S. Eulich	32,274	(8)	*
Judith W. Northup	27,874	(9)	*
Daniel G. Korte	31,355	(10)	*
Clifford C. Stebe, Jr.	18,507	(11)	*
Brian P. Olsen	7,571	(12)	*
Renee Skonier	8,542	(13)	*
Joseph DeMartino	8,950	(14)	*
Jay P. Inman, Jr.	5,493	(15)	*
Jennifer Alfaro	4,217	(16)	*
Gerald E. Daniels	4,399	(17)	*
All Directors and Executive Officers as a group (16 persons)	2,792,549	(18)	21.4%

Adage Capital Partners, L.P.	1,131,649	(19)	8.6%
200 Clarendon Street, 52nd Floor
Boston, Massachusetts 02116

Royce & Associates, LLC	1,158,049	(20)	8.8%
745 5th Avenue
New York, New York 10151

Dimensional Fund Advisors LP	727,973	(21)	5.5%
Building One
6300 Bee Cave Road
Austin, Texas, 78746

* Represents less than 1% of the shares of Common Stock outstanding as of February 28, 2015

1.	Percentages are based on 13,134,741 shares of Common Stock outstanding as of February 28, 2015.

2.
Includes 1,222,789 shares of common stock owned by Glen Capital Partners Fund I, L.P. (the “Fund”). Mr. Summe is the sole member of Glen Capital Partners, LLC and the control person of Glen Capital Partners GP I LLC, the advisor and general partner of Fund, respectively, and therefore Mr. Summe may be deemed to beneficially own the shares owned by the Fund. Also includes 4,399 shares of restricted stock owned by Mr. Summe that are scheduled to vest in August 2015.

3.	Includes 763,829 shares of Common Stock held of record by the Ronald S. Saks Revocable Trust U/T/A dated June 21, 1991, for which Mr. Saks, as trustee, maintains sole voting and investment authority.

4.
Includes 262,170 shares of Common Stock held of record by the Joseph Burstein Revocable Trust U/T/A dated August 20, 1983, for which Mr. and Mrs. Burstein, as co-trustees, share voting and investment authority. 7,318 of those shares held in the trust are shares of restricted stock vesting on March 5, 2015.

5.
The total includes 246,724 shares of Common Stock held of record in a trust for which Mr. Neuman is beneficiary and trustee, and maintains sole voting and investment authority, plus 13,700 shares of Common Stock held in various trusts for which Mr. Neuman, as trustee, maintains sole voting and investment authority. 7,318 of those shares held in trusts are shares of restricted stock vesting in June 2015.

6.
Includes 53,272 shares of Common Stock held of record by Charles Schwab Trust Company as trustee of the Company’s Profit Sharing Plan for the benefit of Mr. Dickinson. Also includes 9,974 shares of restricted stock vesting on January 1, 2016 and 1,100 shares of common stock owned by Mr. Dickinson’s daughter.

7.	Includes 10,287 shares of restricted stock held by Mr. Roeder vesting in June 2015.

8.	Includes 7,318 shares of restricted stock held by Mr. Eulich vesting in June 2015.

9.	Includes 7,318 shares of restricted stock held by Ms. Northup vesting in June 2015.

10.	Includes 31,355 shares of restricted stock vesting between March 2017 and March 2020.

11.
Includes 219 shares of Common Stock held of record by Charles Schwab Trust Company as trustee of the Company’s Profit Sharing Plan for the benefit of Mr. Stebe and 9,202 shares of restricted stock vesting between February 2016 and February 2018. Also includes 1,500 shares of Common Stock held by Mr. Stebe’s spouse.

12.
Includes 115 shares of Common Stock held of record by Charles Schwab Trust Company as trustee of the Company’s Profit Sharing Plan for the benefit of Mr. Olsen and 6,532 shares of restricted stock vesting between February 2016 and February 2018.

13.
Includes 304 shares of Common Stock held of record by Charles Schwab Trust Company as trustee of the Company’s Profit Sharing Plan for the benefit of Ms. Skonier and 6,932 shares of restricted stock vesting between February 2016 and February 2018.

14.
Includes 167 shares of Common Stock held of record by Charles Schwab Trust Company as trustee of the Company’s Profit Sharing Plan for the benefit of Mr. DeMartino and 8,783 shares of restricted stock vesting between July 2017 and February 2018.

15.
Includes 254 shares of Common Stock held of record by Charles Schwab Trust Company as trustee of the Company’s Profit Sharing Plan for the benefit of Mr. Inman and 5,239 shares of restricted stock vesting in January 2018.

16.	Includes 4,217 shares of restricted stock vesting in February 2018.

17.	Includes 4,399 shares of restricted stock vesting in August 2015.

18.
Includes (a) 66,672 shares of Common Stock held of record by Charles Schwab Trust Company as trustee of the Company’s Profit Sharing Plan for the benefit of executive officers of the Company, and (b) 135,046 shares of restricted stock held by executive officers and directors of the Company.

19.
As reflected on Schedule 13G/A filed with the Securities and Exchange Commission (the “SEC”) on February 17, 2015 by Adage Capital Partners, L.P. (“ACP”), Adage Capital Partners GP, L.L.C. (“ACPGP”), Adage Capital Advisors, L.L.C. (“ACA”), Robert Atchinson and Phillip Gross. ACP has the power to dispose of and the power to vote the 1,131,649 shares of Common Stock beneficially owned by it, which power may be exercised by its general partner, ACPGP. ACA, as managing member of ACPGP, directs ACPGP’s operations. Neither ACPGP nor ACA directly own any shares of Common Stock. Messrs. Atchinson and Gross, as managing members of ACA, have shared power to vote the Common Stock beneficially owned by ACP. Neither Mr. Atchinson nor Mr. Gross directly owns any shares of Common Stock. By reason of the provisions of Rule 13d-3 of the Exchange Act, ACPGP, ACA, Mr. Atchinson and Mr. Gross each may be deemed to beneficially own the shares owned by ACP.

20.
As reflected on Schedule 13G filed with the SEC on January 13, 2015 by Royce & Associates, LLC (“Royce”). Royce reported sole voting power of 1,158,049 shares; no shared voting power; sole dispositive power of 1,158,049 shares; and no shared dispositive power. Various Accounts managed by Royce & Associates, LLC, have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of shares of the issuer. The interest of one account, Royce Opportunity Fund an investment company registered under the Investment Company Act of 1940 and managed by Royce & Associates, LLC, amounted to 702,037 shares or 5.53% of the total shares outstanding.

21.	As reported on Schedule 13G filed with the SEC on February 5, 2015 by Dimensional Fund Advisors LP., a Delaware limited partnership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transaction

The CG&N Committee is responsible for review, approval, ratification or other appropriate action regarding all transactions involving the Company in which a related person has a direct or indirect material interest and the amount involved exceeds $120,000. We have developed and implemented policies and procedures to obtain information from our directors and executive officers about related person transactions to assure that all such transactions are brought to the attention of, and appropriately reviewed by, the CG&N Committee. As required by Commission rules, transactions that are determined to be directly or indirectly material to a related person are disclosed in our proxy statement.

All directors and executive officers annually complete, sign and submit a directors’ and officers’ questionnaire designed to, among other things, identify related person transactions on both an actual and potential conflicts of interest basis. Our directors and officers are also required to update their information if there are any changes during the year. Under the Company’s Code of Business Conduct and Ethics, our directors and officers are required to immediately disclose all relevant facts and circumstances of any such potential conflict of interest to our Compliance Officer for his or her initial review. If the Compliance Officer determines that there appears to be an actual or potential conflict, he or she will refer the matter to the CG&N Committee to determine whether the related person has a material interest in the transaction requiring its approval, ratification, rescission or other action determined to be appropriate by the CG&N Committee.

In 2014, Ronald S. Saks, Chairman of the Board of the Company, provided consulting services to the Company pursuant to an agreement executed on March 18, 2014. Under this agreement, Mr. Saks was issued the equivalent of $167,446 in LMI Aerospace, Inc. Common Stock in 2014. In 2015, Mr. Saks is expected to receive an additional stock award pursuant to this agreement to approximate $83,723 for services performed in 2014. This agreement terminated on December 31, 2014.

Sanford S. Neuman, a director of the Company, is a Senior Partner at the law firm Polsinelli PC, which provided legal services to the Company in 2014 and is expected to provide legal services to the Company in the future. In 2014, the aggregate fees paid to the Polsinelli PC exceeded $120,000, however, none of the legal services provided to the Company were directly provided by Mr. Neuman.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the amount of audit fees, tax fees, audit-related fees and all other fees billed or expected to be billed by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm for the years ended December 31, 2014 and December 31, 2013:

	2014	2013

Audit fees (1)	$1,010,596	$875,000
Tax fees (2)	388,868	323,422
Audit-related fees (3)	32,000	42,000
All other fees	2,700	2,700
Total Fees	$1,434,164	$1,243,122

1.
Includes annual financial statement audit, audit of the Company’s internal control over financial reporting and quarterly review services. In 2014, also includes services provided in connection with the Company's debt issuance.

2.	Includes fees associated with federal, state and international tax compliance and consulting services.

3.
Includes fees billed for the audit of the LMI Aerospace LMI Aerospace, Inc. Profit Sharing and Savings Plan and Trust (the “Plan”).  In 2014 the costs for the audit of the Plan were borne by the Plan, whereas for 2013 the Company paid such fees.

The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax and other services performed by the Company’s independent registered public accounting firm. All of the fees listed above were pre-approved in accordance with this policy. The policy provides for pre-approval by the Audit Committee of specifically defined audit and permitted non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the Company’s independent registered public accounting firm is engaged to perform it. The Audit Committee has delegated to its Chair the authority to approve permitted services, provided that the Chair reports any decisions to the Audit Committee at its next scheduled meeting. The Audit Committee, after review and discussion with PricewaterhouseCoopers LLP of the Company’s pre-approval policies and procedures, determined that the provision of these services in accordance with such policies and procedures was compatible with maintaining the firm’s independence.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1.	The Consolidated Financial Statements of the Company were previously filed with the Original Filing.

2.
Schedule II - Valuation and Qualifying Accounts was previously filed with the Original Filing. All other schedules have been omitted as the required information is not present in sufficient amounts or the required information is included elsewhere in the Consolidated Financial Statements or notes thereto.

3.	Exhibits:

See Exhibit Index (each management contract or compensatory plan or arrangement listed therein is identified).

b.	See Exhibit Index below.

c.
Schedule II - Valuation and Qualifying Accounts was previously filed with the Original Filing. All other schedules have been omitted as the required information is not present in sufficient amounts or the required information is included elsewhere in the Consolidated Financial Statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Charles and State of Missouri on the 1st day of April, 2015.

LMI AEROSPACE, INC.

By:	/s/ Daniel G. Korte
Daniel G. Korte
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel G. Korte
Daniel G. Korte	President, Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2015

/s/ Clifford C. Stebe, Jr.
Clifford C. Stebe, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2015

/s/ Ronald S. Saks
Ronald S. Saks	Chairman of the Board and Director	April 1, 2015

/s/ Sanford S. Neuman
Sanford S. Neuman	Director	April 1, 2015

/s/ Gregory L. Summe
Gregory L. Summe	Director	April 1, 2015

/s/ Gerald E. Daniels
Gerald E. Daniels	Director	April 1, 2015

/s/ John M. Roeder
John M. Roeder	Director	April 1, 2015

/s/ John S. Eulich
John S. Eulich	Director	April 1, 2015

/s/ Judith W. Northup
Judith W. Northup	Director	April 1, 2015

EXHIBIT LIST

Exhibit Number	Description

3.1	Restated Articles of the Registrant previously filed as Exhibit 3.1 to the Registrant's Form S-1 (File No. 333-51357) dated as of April 29, 1998 (the “Form S-1”) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Registrant previously filed as Exhibit 3.2 to the Form S-1 and incorporated herein by reference.

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

4.2
Indenture dated as of June 19, 2014, by and among the Company, the Guarantors named therein, and U.S. Bank National Association, as Indenture Trustee and as Collateral Agent filed as Exhibit 4.1 to the Registrant's Form 8-K filed on June 20, 2014 and incorporated herein by reference.

4.3	Forms of 7.375% Senior Secured Notes due 2019 (included as exhibits to the Indenture identified in Exhibit 4.2).

4.4
Notes Collateral Agreement dated as of June 19, 2014, by and among the Company, the domestic Guarantors, and U.S. Bank National Association, as Collateral Agent, filed as Exhibit 4.3 to the Registrant's Form 8-K filed on June 20, 2014 and incorporated hereby reference.

4.5
Notes Intellectual Property Security Agreement dated as of June 19, 2014, by and among the Company, certain Guarantors named therein, and U.S. Bank National Association, as Collateral Agent, filed as Exhibit 4.4 to the Registrant's Form 8-K filed on June 20, 2014 and incorporated hereby reference.

4.6
Registration Rights Agreement dated as of June 19, 2014, by and among the Company, the Guarantors named therein and RBC Capital Markets, LLC, on behalf of itself and as representative of the other initial purchasers named therein, filed as Exhibit 4.5 to the Registrant's Form 8-K filed on June 20, 2014 and incorporated hereby reference.

4.7
Intercreditor Agreement dated as of June 19, 2014, by and between Royal Bank of Canada, as First-Lien Collateral Agent, and U.S. Bank National Association, as Second-Lien Collateral Agent filed as Exhibit 4.6 to the Registrant's Form 8-K filed on June 20, 2014 and incorporated hereby reference.

10.1
Lease Agreement dated December 7, 2005 between Inmobiliaria LA Rumorosa S.A. de C.V.  and Ivemsa S.A. de C.V., including all amendments, for the premises located at A.V. Eucalipto, #2351, Col. Rivera, Modulo Cy D, C.P. 21259, Mexicali, Baja California, Mexico and filed as Exhibit 10.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 2008 and filed March 16, 2009 and incorporated herein by reference.

10.2
Lease Agreement dated May 19, 2008 between Precise Machine Company and Acquiport DFWIP, Inc. for the premises located at 14813 Trinity Blvd., Fort Worth, Texas and filed as Exhibit 10.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 2008 and filed March 16, 2009 and incorporated herein by reference.

10.3
Lease Agreement dated May 2, 2006 between LMI Finishing, Inc. and Port Partnership, LLP for the premises located at 5270 N. Skiatook, Catoosa, Oklahoma and filed as Exhibit 10.4 to the Registrant's Form 10-K for the fiscal year ended December 31, 2008 and filed March 16, 2009 and incorporated herein by reference.

10.4
Lease Agreement dated September 4, 2003 between LMI Aerospace, Inc. and Kole Warehouses, including all amendments, for the premises located at 101 Coleman, Savannah, Georgia and filed as Exhibit 10.5 to the Registrant's Form 10-K for the fiscal year ended December 31, 2008 and filed March 16, 2009 and incorporated herein by reference, as restated by that certain Restated Lease Agreement dated as of September 14, 2012 between Kole Warehouses, Inc. and LMI Kitting, LLC.

10.5
Lease Agreement dated March 24, 1997, including all amendments, between D3 Technologies, Inc. and H.G. Fenton Company for the premises located at 4838 Ronson Court, San Diego, California and filed as Exhibit 10.6 to the Registrant's Form 10-K for the fiscal year ended December 31, 2008 and filed March 16, 2009 and incorporated herein by reference.

10.6
Lease Agreement dated June 23, 2005, including all amendments, between D3 Technologies, Inc. and Quadrant Park for the premises located at 8217-8223 44th Avenue, Mukilteo, Washington and filed as Exhibit 10.7 to the Registrant's Form 10-K for the fiscal year ended December 31, 2008 and filed March 16, 2009 and incorporated herein by reference.

10.7
Lease Agreement dated February 13, 2007 between LMI Finishing, Inc. and Angelo Gordon, successor in interest to CIT CRE LLC, for the premises located at 2104 N. 170th St. East, Tulsa, Oklahoma and filed as Exhibit 10.8 to the Registrant's Form 10-K for the fiscal year ended December 31, 2008 and filed March 16, 2009 and incorporated herein by reference.

10.8*
Master Agreement between the Registrant and Aviation Partners Boeing, LLC, dated October 25, 2007 filed as Exhibit 10.9 to the Registrant's Form 10-K for the fiscal year ended December 31, 2008 and filed March 16, 2009 and incorporated herein by reference.

10.9*
Purchase Order Number 801538 as Master Agreement between the Registrant and Vought Aircraft Industries, Inc. filed as Exhibit 10.10 to the Registrant's Form 10-K for the fiscal year ended December 31, 2008 and filed March 16, 2009 and incorporated herein by reference.

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

10.13
Business Reformation Agreement between Leonard's Metal, Inc. and Lockheed Martin Aeronautics Company dated September 21, 2001 previously filed as Exhibit 10.1 to the Registrant's Form 10-Q filed November 14, 2001 and incorporated by reference..

10.14
Lease Agreement dated April 2, 2001 between Peter Holz and Anna L. Holz, Trustees of the Peter and Anna L. Holz Trust dated 2/8/89, including all amendments, as to an undivided one-half interest, and Ernest R. Star and Linda Ann Zoettl, Trustees under the Ernest L. Star and Elizabeth H. Star 1978 Trust dated August 25, 1978, as to an undivided one-half interest, and Metal Corporation (now Tempco Engineering, Inc.) for the premises located at 11011-11021 Olinda Street, Sun Valley, California previously filed as Exhibit 10.27 to the Registrant's Form 10-K for the fiscal year ended December 31, 2001 filed April 1, 2002 and incorporated herein by reference.

10.15
Lease Agreement dated April 2, 2001 between Tempco Engineering, Inc. and Metal Corporation for the premises located at 8866 Laurel Canyon Blvd., Sun Valley, California previously filed as Exhibit 10.28 to the Registrant's Form 10-K for the fiscal year ended December 31, 2001 filed April 1, 2002 and incorporated herein by reference.

10.16
Lease Agreement between Versaform Corp. and Nonar Enterprises, including all amendments, dated September 12, 2003 for the premises located at 1345 Specialty Drive Suites A-E, 1391 Specialty Drive Suite B, 1351 Specialty Drive and 1377 Specialty Drive, Suites A, B, and C, Vista, California previously filed as Exhibit 10.1 to the Registrant's Form 10-Q filed November 14, 2003 and incorporated herein by reference.

10.17+
LMI Aerospace, Inc. 2005 Long-Term Incentive Plan, approved and adopted by shareholders of LMI Aerospace, Inc. on July 7, 2005, previously filed as Exhibit 10.1 in the Registrant's Form 8-K filed July 13, 2005 and incorporated herein by reference.

10.18
General Terms Agreement between Spirit AeroSystems, Inc. (Tulsa Facility) and LMI Aerospace, Inc. dated October 14, 2005 previously filed as Exhibit 10.1 to the Registrant's Form 10-Q filed May 18, 2006 and incorporated herein by reference.

10.19
Special Business Provisions between Spirit AeroSystems, Inc. and LMI Aerospace, Inc. dated April 19, 2006 previously filed as Exhibit 10.2 to the Registrant's Form 10-Q filed May 18, 2006 and incorporated herein by reference.

10.20
Lease Agreement between Leonard's Metal, Inc. and Welsh Fountain Lakes, L.L.C., including all amendments dated June 9, 2006, for the premises located at 401-411 Fountain Lakes Blvd., St. Charles, Missouri previously filed as Exhibit 10.1 to the Registrant's Form 8-K filed June 15, 2006 and incorporated herein by reference.

10.21
Memorandum of Agreement effective as of December 22, 2010 between LMI Aerospace, Inc. and Gulfstream Aerospace Corporation filed as Exhibit 10.1 to the Registrant's Form 10-Q filed November 13, 2006 and incorporated herein by reference.

10.22
Lease Agreement between Leonard's Metal, Inc. and Angelo Gordon, successor in interest to CIT CRE LLC, dated as of December 28, 2006, including all amendments, for the premises located at 2629-2635 Esthner Court, Wichita, Kansas, 3600 Mueller Road, St. Charles, Missouri, and 3030-3050 North Highway 94, St. Charles, Missouri previously filed as Exhibit 10.3 to the Registrant's Form 8-K filed January 3, 2007 and incorporated herein by reference.

10.23
Lease Agreement dated January 16, 2009 between Integrated Holdings, LLC and Integrated Technologies, Inc. for the premises located at 1910 Merrill Creek Parkway, Everett, WA 98203 and filed as Exhibit 10.2 of the Registrant's Form 10-Q filed May 11, 2009 and incorporated herein by reference.

10.24	Lease agreement dated August 19, 2011 between D3 Technologies Inc. and JLM & Associates, LLC for the premises located at 1045 Keys Drive, Greenville, South Carolina, 29615.

10.25
Membership Interest Purchase Agreement, dated as of December 5, 2012, among the Registrant, Valent Aerostructures, LLC, and the members of Valent Aerostructures, LLC, previously filed as Exhibit 2.1 to the Registrant's Form 8-K filed December 6, 2012 and incorporated herein by reference.

10.26
Amendment to Escrow Agreement dated as of October 31, 2013, by and among Charlie Newell, the Registrant and Deutsche Bank National Trust Company filed as Exhibit 10.2 to the Registrant's Form 8-K filed November 4, 2013 and incorporated herein by reference.

10.27
Lease Agreement dated July 15, 2012 between the City of Coweta and Accu-Tec Enterprises, Ltd., regarding the real property commonly referred to as 26730 East 111th Street South, Coweta, Oklahoma including the Estoppal Certificate, dated November 9, 2009, executed by the city of Coweta, previously filed as Exhibit 10.37 to the Registrant's Form 10-K filed March 15, 2013 and incorporated herein by reference

10.28
Lease Agreement dated April 1, 2012 between City of Fredonia, KS and Valent Aerostructures, LLC., previously filed as Exhibit 10.38 to the Registrant's Form 10-K filed March 15, 2013 and incorporated herein by reference

10.29
Lease, dated October 11, 2001, as amended by the First Amendment to Lease, dated July 17, 2003, the Second Amendment to Lease, dated November 15, 2003, the Third Amendment to Lease, dated December 31, 2008, the Fourth Amendment to Lease, dated March 1, 2010, and the Fifth Amendment to Lease, dated May 24, 2011, between College Crossing Associates, LLC (as successor to Welsh Lenexa II, LLC) and Valent Aerostructures-Lenexa, LLC (as successor to CT Systems, L.LC. as successor to Cable-Tech Industries, L.L.C.), regarding certain real property located at 11064 Strang Line Road, Lenexa, Kansas, previously filed as Exhibit 10.39 to the Registrant's Form 10-K filed March 15, 2013 and incorporated herein by reference.

10.30
Sublease Agreement dated September 3, 2010 between Washington Civic Industrial Corp. and Valent Aerostructures, LLC, regarding certain real property located at 6325 Avantha Drive, Washington, Missouri 63090, previously filed as Exhibit 10.40 to the Registrant's Form 10-K filed March 15, 2013 and incorporated herein by reference.

10.31
General contract provisions of Spirit Aerosystems, Inc. and Master Order Agreements, Special Business Provisions, Customer Specific Supplemental Terms and other contracts that contain additional general terms between Spirit Aerosystems, Inc. and Valent Aerostructures, LLC or a subsidiary thereof, previously filed as Exhibit 10.41 to the Registrant's Form 10-K filed March 15, 2013 and incorporated herein by reference.

10.32
Mutual Release and Settlement Agreement made and entered into on the 31st day of October 2013 by and among Charles M. Newell, as the Sellers’ Representative, for and on behalf of the former members of Valent Aerostructures, LLC, on the one hand, and the Registrant, on the other hand., filed as Exhibit 10.1 to the Registrant's Form 8-K filed November 4, 2013 and incorporated herein by reference.

10.33
Independent Contractor Agreement dated as of October 31, 2013 by and between the Registrant and Charles M. Newell filed as Exhibit 10.3 to the Registrant's Form 8-K filed November 4, 2013 and incorporated herein by reference.

10.34
Independent Contractor Agreement dated as of October 31, 2013 by and between the Registrant and Henry H. Newell filed as Exhibit 10.4 to the Registrant's Form 8-K filed November 4, 2013 and incorporated herein by reference.

10.35
Resignation Agreement and General Release dated as of October 31, 2013 by and between Charles M. Newell and the Registrant filed as Exhibit 10.5 to the Registrant's Form 8-K filed November 4, 2013 and incorporated herein by reference

10.36
Resignation Agreement and General Release dated as of October 31, 2013 by and between Henry H. Newell and the Registrant filed as Exhibit 10.6 to the Registrant's Form 8-K filed November 4, 2013 and incorporated herein by reference.

10.37+
Employment Agreement dated as of February 21, 2014, by and between the Registrant and Daniel G. Korte, filed as Exhibit 10.1 to the Registrant's Form 8-K filed February 26, 2014 and incorporated herein by reference.

10.38+
Employment Agreement dated as of February 25, 2014, by and between the Registrant and Michael Biffignani, filed as Exhibit 10.2 to the Registrant's Form 8-K filed February 26, 2014 and incorporated herein by reference.

10.39+
Employment Agreement dated as of February 25, 2014, by and between the Registrant and Lawrence Dickinson, filed as Exhibit 10.3 to the Registrant's Form 8-K filed February 26, 2014 and incorporated herein by reference.

10.40+
Employment Agreement dated as of February 25, 2014, by and between the Registrant and Robert Grah, filed as Exhibit 10.4 to the Registrant's Form 8-K filed February 26, 2014 and incorporated herein by reference.

10.41+
Employment Agreement dated as of February 25, 2014, by and between the Registrant and Richard L. Johnson, filed as Exhibit 10.5 to the Registrant's Form 8-K filed February 26, 2014 and incorporated herein by reference.

10.42+
Employment Agreement dated as of February 25, 2014, by and between the Registrant and Cynthia G. Maness, filed as Exhibit 10.6 to the Registrant's Form 8-K filed February 26, 2014 and incorporated herein by reference.

10.43+
Employment Agreement dated as of February 25, 2014, by and between the Registrant and Clifford Stebe, Jr., filed as Exhibit 10.7 to the Registrant's Form 8-K filed February 26, 2014 and incorporated herein by reference

10.44+
Form of Incentive Restricted Stock Award Agreement between LMI. Aerospace, Inc. and Daniel J. Korte filed as Exhibit 10.1 to the Registrant's Form 8-K filed March 20, 2014 and incorporated herein by reference

10.45+
LTI Restricted Stock Award Agreement dated March 14, 2014 between LMI Aerospace, Inc. and Daniel J. Korte filed as Exhibit 10.2 to the Registrant's Form 8-K filed March 20, 2014 and incorporated herein by reference.

10.46+
Consulting Agreement dated March 18, 2014 and effective as of March 19, 2014 between LMI Aerospace, Inc. and Ronald S. Saks filed as Exhibit 10.3 to the Registrant's Form 8-K filed March 20, 2014 and incorporated herein by reference

10.47
Credit Agreement dated as of June 19, 2014, by and among the Company, the Guarantors named therein, the lenders party thereto, Royal Bank of Canada, as Administrative Agent and Co-Collateral Agent, and Wells Fargo Bank, National Association, as Syndication Agent and Co-Collateral Agent (including the forms of Revolver Collateral Agreement, Guarantee Agreement and Revolver Intellectual Property Security Agreement attached as exhibits thereto), filed as Exhibit 10.1 to the Registrant's Form 8-K filed on June 20, 2014 and incorporated hereby reference.

10.48
Amendment No. 1, dated as of September 18, 2014, to the Credit Agreement dated as of June 19, 2014, by and among the Company, the Guarantors named therein, the lenders party thereto, Royal Bank of Canada, as Administrative Agent and Co-Collateral Agent, and Wells Fargo Bank, National Association, as Syndication Agent and Co-Collateral Agent, filed as Exhibit 10.1 to the Registrant's Form 8-K filed on September 18, 2014 and incorporated hereby reference.

10.49+
Employment Agreement between LMI Aerospace, Inc. and Joseph DeMartino, dated July 31, 2014, filed as Exhibit 10.1 to the Registrant's Form 8-K filed on August 6, 2014 and incorporated hereby reference.

10.50+
Restricted Stock Agreement between LMI Aerospace, Inc. and Joseph DeMartino, dated July 31, 2014, Employment Agreement between LMI Aerospace, Inc. and Joseph DeMartino, dated July 31, 2014, filed as Exhibit 10.2 to the Registrant's Form 8-K filed on August 6, 2014 and incorporated hereby reference.

10.51+
Separation Agreement and Release between D3 Technologies, Inc. and Richard L. Johnson dated October 2, 2014., filed as Exhibit 10.1 to the Registrant's Form 8-K filed on October 7, 2014 and incorporated hereby reference.

10.52+
Separation Agreement and Release between LMI Aerospace, Inc. and Cynthia G. Maness dated October 27, 2014, filed as Exhibit 10.1 to the Registrant's Form 8-K/A filed on November 10, 2014 and incorporated hereby reference.

10.53+
Employment Agreement between LMI Aerospace, Inc. and Jennifer Alfaro, dated January 12, 2015 filed as Exhibit 10.1 to the Registrant's Form 8-K filed on January 16, 2015 and incorporated hereby reference.

10.54+
Amendment No. 1 to the Employment Agreement by and between Lawrence E. Johnson. and LMI Aerospace, Inc., dated February 5, 2015., filed as Exhibit 10.1 to the Registrant's Form 8-K filed on February 9, 2015 and incorporated hereby reference.

10.55+
Restricted Stock Award Agreement between LMI Aerospace, Inc. and Jennifer Alfaro dated February 2, 2015, filed as Exhibit 10.2 to the Registrant's Form 8-K filed on February 9, 2015 and incorporated hereby reference.

14	Code of Business Conduct and Ethics, filed as Exhibit 14.1 to the Registrant's Form 10-K/A for the fiscal year ended December 31, 2003 filed May 6, 2004 and incorporated herein by reference.

21.1**	List of Subsidiaries of the Registrant.

23.1**	Consent of PricewaterhouseCoopers LLP.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer filed herewith.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 filed herewith.

101**
The following financial information from the Company's Form 10-K for the fiscal year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Income for the fiscal years ended December 31, 2014, 2013 and 2012, (ii) Balance Sheets as of December 31, 2014 and 2013, (iii) Statements of Stockholders’ Equity for the fiscal years ended December 31, 2014, 2013 and 2012, (iv) Statements of Cash Flows for the fiscal years ended December 2014, 2013 and 2012 and (v) Notes to Financial Statements.

+	Management contract or compensatory plan or arrangement required to be filed as exhibit to this report.

*
The Company has received confidential treatment of the redacted portions of this exhibit pursuant to Rule  24b-2, under the Exchange Act and has separately filed a complete copy of this exhibit with the SEC.

**     Filed with the Original Filing.