Form 10-Q
period 2015-03-31
LMI AEROSPACE INC
filed 2015-05-04
CIK 1059562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015.
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

On April 30, 2015, there were 13,185,778 shares of our common stock, par value $0.02 per share, outstanding.

LMI AEROSPACE, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDING MARCH 31, 2015

PART I.  FINANCIAL INFORMATION

 PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
LMI Aerospace, Inc. Condensed Consolidated Balance Sheets (Amounts in thousands, except share and per share data) (Unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$2,564	$7,927
Accounts receivable, net	60,884	58,234
Inventories	121,746	114,279
Prepaid expenses and other current assets	10,651	10,255
Deferred income taxes	3,913	3,913
Total current assets	199,758	194,608

Property, plant and equipment, net	101,458	99,482
Goodwill	86,784	86,784
Intangible assets, net	49,851	50,940
Other assets	10,162	10,622
Total assets	$448,013	$442,436

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$22,362	$21,755
Accrued expenses	20,586	26,072
Current installments of long-term debt and capital lease obligations	3,511	3,424
Total current liabilities	46,459	51,251

Long-term liabilities:
Long-term debt and capital lease obligations, less current installments	276,353	265,554
Other long-term liabilities	3,231	3,289
Deferred income taxes	4,294	4,207
Total long-term liabilities	283,878	273,050

Shareholders’ equity:
Common stock, $0.02 par value per share; authorized 28,000,000 shares; issued 13,212,669 and 13,089,003 shares at March 31, 2015 and December 31, 2014, respectively	264	262
Preferred stock, $0.02 par value per share; authorized 2,000,000 shares; none issued at either date	—	—
Additional paid-in capital	96,528	95,460
Accumulated other comprehensive loss	(249)	(170)
Treasury stock, at cost, 25,703 and 28,396 shares at March 31, 2015 and December 31, 2014, respectively	(344)	(359)
Retained earnings	21,477	22,942
Total shareholders’ equity	117,676	118,135
Total liabilities and shareholders’ equity	$448,013	$442,436

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc. Condensed Consolidated Statements of Comprehensive Income (Loss) (Amounts in thousands, except share and per share data) (Unaudited)

	Three Months Ended March 31,
	2015	2014
Sales and service revenue
Product sales	$78,457	$76,484
Service revenue	14,018	19,267
Net sales	92,475	95,751
Cost of sales and service revenue
Cost of product sales	62,551	62,100
Cost of service revenue	12,727	16,190
Cost of sales	75,278	78,290
Gross profit	17,197	17,461

Selling, general and administrative expenses	12,609	13,344
Restructuring expense	275	428
Income from operations	4,313	3,689

Other (expense) income:
Interest expense	(5,591)	(4,259)
Other, net	122	112
Total other expense	(5,469)	(4,147)

Loss before income taxes	(1,156)	(458)
Provision (benefit) for income taxes	309	(16)

Net loss	(1,465)	(442)
Other comprehensive income (expense):
Change in foreign currency translation adjustment	(79)	44
Unrealized loss arising during period from interest rate hedges, net of tax of $0 for the three months ended March 31, 2014	—	(129)
Total comprehensive loss	$(1,544)	$(527)

Amounts per common share:
Net loss per common share	$(0.11)	$(0.03)

Net loss per common share assuming dilution	$(0.11)	$(0.03)

Weighted average common shares outstanding	12,794,766	12,663,818

Weighted average dilutive common shares outstanding	12,794,766	12,663,818

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc. Condensed Consolidated Statements of Cash Flows (Amounts in thousands) (Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net loss	$(1,465)	$(442)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	4,913	5,547
Stock based compensation	586	301
Deferred taxes	87	—
Other non cash items	(42)	(296)
Changes in operating assets and liabilities:
Accounts receivable	(2,736)	7,772
Inventories	(7,576)	(4,070)
Prepaid expenses and other assets	(51)	326
Current income taxes	208	129
Accounts payable	1,786	1,018
Accrued expenses	(4,986)	(270)
Net cash (used) provided by operating activities	(9,276)	10,015
Investing activities:
Additions to property, plant and equipment	(6,879)	(4,869)
Proceeds from sale of property, plant, and equipment	—	899
Net cash used by investing activities	(6,879)	(3,970)
Financing activities:
Principal payments on long-term debt and notes payable	(614)	(1,294)
Advances on revolving line of credit	36,000	27,500
Payments on revolving line of credit	(24,500)	(31,500)
Payments for debt issuance cost	(94)	—
Other, net	—	(28)
Net cash provided (used) by financing activities	10,792	(5,322)
Net (decrease) increase in cash and cash equivalents	(5,363)	723
Cash and cash equivalents, beginning of period	7,927	1,572
Cash and cash equivalents, end of period	$2,564	$2,295
Supplemental disclosure of noncash transactions:
Defined contribution plan funding in Company stock	$710	$848

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2015

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair representation have been included.  Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the  Annual Report on Form 10-K of LMI Aerospace, Inc. (the "Company”) for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 16, 2015.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts in the financial statements and accompanying notes.  Actual results could differ from these estimates.

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). On April 1, 2015 the FASB voted in favor of proposing a one year delay of the effective date and to permit companies to voluntarily adopt the new standard as of the original effective date. The standard is effective for reporting periods beginning after December 15, 2016 and early adoption is not permitted. The standard will supersede existing revenue recognition guidance, including industry-specific guidance, and will provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The standard requires revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The provisions of this new guidance are effective as of the beginning of the Company’s first quarter of 2017. The Company is currently evaluating the transition method to be used and the impact of adoption of this standard on its consolidated financial statements.

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

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2015

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. Under the new guidance, net debt issuance costs are to be presented in the Company's Condensed Consolidated Balance Sheets as a direct reduction from the carrying amount of the related debt liabilities, rather than as an asset. The guidance requires that the amortization of debt issuance costs continue to be reported as interest expense in the Condensed Consolidated Statement of Comprehensive Income (Loss). The recognition and measurement of debt issuance costs are not affected by this guidance. The provisions of this guidance are effective for reporting periods beginning after December 15, 2015. Early adoption is permitted. The adoption of this guidance will not affect the Company’s results of operations, financial position or liquidity.

2.	Accounts Receivable, Net

Accounts receivable, net consists of the following:

	March 31, 2015	December 31, 2014
Trade receivables	$53,469	$53,081
Unbilled revenue	5,882	4,036
Other receivables	2,003	1,581
	61,354	58,698
Less: Allowance for doubtful accounts	(470)	(464)
Accounts receivable, net	$60,884	$58,234

Under contract accounting, unbilled revenues arise when the sales or revenues based on performance attainment, though appropriately recognized, cannot be billed yet under terms of the contract as of the balance sheet date. Included in unbilled revenue at March 31, 2015 and December 31, 2014 are $1,409 and $549, respectively, related to unpriced change orders or claims that are subject to negotiation. The final resolution of these unpriced items could result in either a favorable or unfavorable change in the revenue recognized to date on the associated contracts.

Accounts receivable expected to be collected after one year is not material.

The Company records changes in contract estimates using the cumulative catch-up method in accordance with the Revenue Recognition topic of the FASB Accounting Standards Codification.  Cumulative catch-up adjustments had the following impacts to operating income for the periods presented:

	Three Months Ended March 31,
	2015	2014
Favorable adjustments	$412	$271
Unfavorable adjustments	(36)	(306)
Net favorable (unfavorable) operating income adjustments	$376	$(35)

3.	Inventories

Inventories consist of the following:

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2015

	March 31, 2015	December 31, 2014
Raw materials	$16,777	$16,712
Work in progress	24,254	22,960
Manufactured and purchased components	21,241	21,296
Finished goods	31,848	32,403
Product inventory	94,120	93,371
Capitalized contract costs	27,626	20,908
Total inventories	$121,746	$114,279

Inventories include capitalized contract costs relating to programs and contracts with long-term production cycles.  The Company believes these amounts will be fully recovered over the life of the contracts. Anticipated losses on contracts are recognized, when required, and reported as a reduction of related contract costs recorded in inventory and as additional cost of sales. At March 31, 2015 and December 31, 2014, the Company was not engaged in any contracts that would require it to record a loss reserve.

In January 2015, the Company signed an agreement with a key customer to form a strategically aligned partnership. This agreement extended the performance period of the statements of work for certain contracts with the customer and gives the Company preferred supplier status on certain future contracts. In accordance with the contract terms, the Company made a $4,800 cash payment of consideration in January 2015. The payment was recorded as an increase to inventory and is being amortized as a reduction to revenue over the life of the associated contracts.

4.	Goodwill and Intangible Assets

Goodwill

The following table summarizes the net carrying amount of goodwill by segment at March 31, 2015 and December 31, 2014, respectively:

			Engineering
	Aerostructures		Services		Total
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2015	2014	2015	2014	2015	2014
Balance at:
Gross Goodwill	$141,953	$141,953	$50,741	$50,741	$192,694	$192,694
Accumulated impairment loss	(79,471)	(79,471)	(26,439)	(26,439)	(105,910)	(105,910)
Net Goodwill	$62,482	$62,482	$24,302	$24,302	$86,784	$86,784

A goodwill impairment charge of $26,439 was recorded in the fourth quarter of 2014 related to the Engineering Services reporting unit. The impairment charge resulted from a persistent decline in revenues and profitability in 2014. In the first quarter of 2015, the reporting unit generated positive cash flow and experienced improved operating results as compared to the fourth quarter of 2014, but did not meet expectations in terms of revenues, profits or cash flow. If the reporting unit were to continue to perform at levels lower than expected, it could lead to a triggering event and additional potential impairment for intangible assets and goodwill for the reporting unit.

The carrying value of goodwill is assessed at least annually, during the fourth quarter, unless a triggering event occurs, and an impairment charge is recorded if appropriate.  In the three months ended March 31, 2015, no triggering event occurred that would cause the Company to assess the carrying value of goodwill.

Intangible Assets

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2015

Intangible assets primarily consist of trademarks and customer intangibles.  The carrying values were as follows:

	March 31, 2015	December 31, 2014
Trademarks	$778	$778
Customer intangible assets	68,991	68,991
Other	1,274	1,274
Accumulated amortization	(21,192)	(20,103)
Intangible assets, net	$49,851	$50,940

Intangibles amortization expense was $1,089 and $1,131 for the three months ended March 31, 2015 and March 31, 2014, respectively. The accumulated amortization balances at March 31, 2015 and December 31, 2014, respectively, were $704 and $679 for trademarks, $19,740 and $18,716 for customer intangible assets, and $748 and $708 for other intangible assets.

Valent intangible assets are amortized on the straight-line method as this approximates the pattern of economic benefit of each intangible asset.  All other remaining intangible assets are not material.

5.	Other Assets

Other assets consist of the following:

	March 31, 2015	December 31, 2014
Debt issuance cost, net	$8,270	$8,600
Other	1,892	2,022
Total other assets	$10,162	$10,622

In connection with the financing of its long-term indebtedness, the Company incurred debt issuance costs of $9,928. Those costs are being amortized over the term of the indebtedness, which is five years.

6.	Long-term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following:

	March 31, 2015	December 31, 2014

Second priority senior secured notes at a fixed rate of 7.375% at March 31, 2015	$245,000	$245,000
Revolver under credit agreement, variable	11,500	—
Missouri IRBs at fixed rate of 2.80% at March 31, 2015 and December 31, 2014	7,228	7,334
Capital leases, at fixed rates ranging from 2.04% to 7.73% at March 31, 2015 and December 31, 2014	12,890	13,288
Notes payable, principal and interest payable monthly, at fixed rates up to 2.56% at March 31, 2015 and December 31, 2014, respectively	3,246	3,356
Total debt	$279,864	$268,978
Less current installments	3,511	3,424
Total long-term debt and capital lease obligations	$276,353	$265,554

At March 31, 2015, the Company has $245,000 in outstanding second-priority senior secured notes maturing on June 19, 2019. Obligations under these notes are secured by substantially all of the Company’s assets and bear interest at 7.375%, paid semi-annually in January and July.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2015

The Company's revolving credit agreement provides for a revolving credit facility of up to $90,000.  Under the agreement, the co-collateral agents may establish a reserve against the facility. At March 31, 2015, the reserve established was $15,000, which reduced the maximum availability to $75,000. Based on the amount of eligible assets at March 31, 2015 and outstanding letters of credit of $1,323, available borrowings were further reduced to $56,728. The maximum amount, less reserves, available for borrowing at levels below $30,000 are based on a sum of 45% of eligible receivables, 30% of eligible inventories and an additional amount of eligible equipment up to 20% of total borrowings under the facility. The maximum amount, less reserves, available for borrowing at levels above $30,000 are based on a sum of 75% of eligible receivables, 45% of eligible inventories and an additional amount of eligible equipment up to 20% of total borrowings under the facility. Borrowings under the facility are secured by a first lien on substantially all of the Company’s assets and bear interest at either the LIBOR rate plus a margin of 3.00% to 3.50% or the alternate base rate (“ABR”) which is the highest of the following plus a margin of 2.00% to 2.50%, respectively, with the applicable margins for the revolving credit facility subject to a grid based on the average availability ratio of the Company for the most recently completed quarter:

•Prime rate,
•Federal funds rate plus 0.5%, or,
•The adjusted Eurodollar rate for an interest period of one month plus 1%.

For the quarter ended March 31, 2015, the actual interest rate incurred for the revolving credit facility was 5.1%.

The Company is required to pay a commitment fee of between 0.375% and 0.5% per annum on the unused portion of the revolving credit facility, depending on the average revolver usage during the period as compared to the total available borrowings under the facility. At March 31, 2015, the commitment fee required was 0.5%.

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

At March 31, 2015, the Company was in compliance with all of its covenants and expected to be in compliance with its covenants in future periods.  If the Company fails to meet any covenants in the credit facility, the Company would not be in compliance with its credit agreement and the lenders would be entitled to exercise various rights, including causing the amounts outstanding under the revolving credit facility to become immediately due and payable.

7.	Derivative Financial Instruments

On June 19, 2014, the Company terminated and settled its interest rate derivatives in conjunction with the settlement of its then existing credit agreement, which had a variable interest rate. Prior to this termination and in compliance with the credit agreement, the Company purchased option and swap derivative contracts to hedge against the potential impact on earnings from an increase in market interest rates associated with the interest payments on its variable rate term credit facility.  The objective of the hedge transactions was to reduce the variability of cash flows due to changes in the designated benchmark interest rate on the term debt.  As the derivatives were settled prior to March 31, 2015 and December 31, 2014, no assets or liabilities were recognized in the Condensed Consolidated Balance Sheet at either date.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2015

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

The following amounts are included in OCI and earnings for the three months ended March 31, 2015 and March 31, 2014:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in AOCI, net of tax, on Derivative (Effective Portion)	Amount of (Gain) Loss Reclassified from AOCI into Income (Effective Portion)
Three Months Ended March 31, 2015
Interest rate derivatives	$—	$—

Three Months Ended March 31, 2014
Interest rate derivatives	$(129)	$—

8.	Earnings Per Common Share

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

	Three months ended
	March 31,
	2015	2014
Numerators
Net loss	$(1,465)	$(442)
Denominators
Weighted average common shares - basic	12,794,766	12,663,818

Dilutive effect of restricted stock	—	—

Weighted average common shares - diluted	12,794,766	12,663,818

Basic earnings (loss) per share	$(0.11)	$(0.03)

Diluted earnings (loss) per share	$(0.11)	$(0.03)

For the three months ended March 31, 2015, 163,643 shares are not included in the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive. These securities could be dilutive in future periods.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2015

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

A summary of the activity for non-vested restricted stock awards under the Plan is presented below:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	296,782	$16.58
Granted	81,867	14.31
Vested	(49,434)	19.55
Forfeited	(3,401)	14.00
Outstanding at March 31, 2015	325,814	$15.59

Common stock compensation expense related to restricted stock awards granted under the Plan was $492 and $301 for the three months ended March 31, 2015 and 2014, respectively.

Total unrecognized compensation costs related to non-vested, share-based awards granted or awarded under the Plan were $2,596 and $2,036 at March 31, 2015 and December 31, 2014, respectively.  These costs are expected to be recognized over a weighted average period of 1.6 years and 1.2 years, at March 31, 2015 and December 31, 2014, respectively.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2015

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

Corporate assets, liabilities and expenses related to the Company's corporate offices, except for interest expense and income taxes, primarily support, and are recorded in, the Aerostructures segment. The table below presents information about reported segments on the same basis used internally to evaluate segment performance:

	Three months ended March 31,
	2015	2014
Net sales:
Aerostructures	$79,245	$77,704
Engineering Services	13,504	18,706
Eliminations	(274)	(659)
	$92,475	$95,751

Income from operations:
Aerostructures	$5,055	$2,807
Engineering Services	(764)	946
Eliminations	22	(64)
	$4,313	$3,689

11.	Customer Concentration

Direct sales, through both of the Company’s business segments, to our largest customer, Spirit Aerosystems (“Spirit”), accounted for 35.0% and 33.6% of the Company’s total revenues for the three months ended March 31, 2015 and 2014, respectively. Accounts receivable balances related to Spirit were 34.9% and 33.3% of the Company’s total accounts receivable balance at March 31, 2015 and December 31, 2014, respectively.

Direct sales, through both of the Company’s business segments, to our second largest customer, Gulfstream Aerospace Corporation, a General Dynamics company (“Gulfstream”), accounted for 14.0% and 14.1% of the Company’s total revenues for the three months ended March 31, 2015 and 2014, respectively.  Accounts receivable balances related to Gulfstream were 15.0% and 6.1% of the Company’s total accounts receivable balance at March 31, 2015 and December 31, 2014, respectively.

Direct sales, through both of the Company’s business segments, to our third largest customer, Triumph Group, Inc, (“Triumph”), accounted for 10.1% and 4.1% of the Company’s total revenues for the three months ended March 31, 2015 and 2014, respectively.  Accounts receivable balances resulting from direct sales to Triumph were 11.3% and 6.5% of the Company’s total accounts receivable balance at March 31, 2015 and December 31, 2014, respectively.

12.	Income Taxes

The Company records income tax expense or benefit each quarter based on its estimated full-year effective tax rate. Income tax expense of $309 and income tax benefit of $16 were recognized in the three months ended March 31, 2015 and March 31, 2014, respectively. Tax expense in the first quarter of 2015 includes $427 of adjustments related to temporary differences. The Company agreed to these adjustments as a result of an ongoing audit by the IRS related to the 2012 and 2013 tax years. The impact of these adjustments was offset by a current tax benefit of $118. The Company continues to carry a full valuation allowance on its net deferred tax assets, which totaled $12,676 at both March 31, 2015 and December 31, 2014.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2015

13.	Restructuring

The Company committed to and implemented various restructuring plans in 2014 and 2015. Included in those plans were the closure of the Precise Machine facility in Fort Worth, Texas and the relocation of the machining operations in both Savannah, Georgia and St. Charles, Missouri to other facilities within the Company. Other employment separation activities were also implemented as part of the Company's overall reorganization and cost reduction initiatives. The expense associated with these plans was reflected in the selling, general, and administrative section on a separate line of the Condensed Consolidated Statements of Comprehensive Income (Loss). The following table summarizes the incurred charges associated with these restructuring activities:

	Expense Recognized	Expense Recognized
	Quarter Ended March 31, 2015	Quarter Ended March 31, 2014
	(In Thousands)
Precise Machine facility closure	$—	$93
Savannah machining operations relocation	—	41
St. Louis machine parts operations relocation	171	—
Other employment separation activities	104	294
Total	$275	$428

The Savannah, Georgia and the Precise plans were completed in the second quarter of 2014. The St. Louis plan is expected to be completed by the second quarter of 2015.

Cash payments were made associated with these restructuring plans of $328 and $134 in the three months ended March 31, 2015 and March 31, 2014, respectively.

The following table summarizes the incurred and expected charges associated with these restructuring activities:

	Expense	Remaining	Total Expense
	Incurred through	Expense to be	Expected to be
	March 31, 2015	Incurred	Incurred
		(In Thousands)
Employee severance arrangement - Precise	$615	$—	$615
Employee severance arrangement - Savannah	47	—	47
Employee severance arrangement - St. Charles	349	45	394
Other employee severance arrangements	2,062	—	2,062
Lease termination costs - Precise	124	—	124
Other restructuring expenses	115	—	115
Total	$3,312	$45	$3,357

As of March 15, 2015, the Company also incurred and recognized approximately $67 in other project costs, largely related to integration expense and accelerated depreciation on property, plant and equipment at its St. Charles facility. These expenses are recognized in the cost of goods sold and selling, general, and administrative expense in the Consolidated Statements of Comprehensive Income (Loss).

The following table summarizes restructuring activity related to the Precise Machine facility closure, the Savannah machining relocation, St. Charles facility closure and other employee separation activities:

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2015

Employee
Severance

Accrued restructuring balance as of December 31, 2014	$739
Accrual additions	275
Cash payments	(328)
Accrued restructuring balance as of March 31, 2015	$686

Accrued restructuring of $686 at March 31, 2015 is expected to be paid over the next two quarters.

14.	Legal Contingencies

The Company has been named as a defendant in certain pending lawsuits in the normal course of business (the “Pending Lawsuits”).  It is the policy of management to disclose the amount or range of reasonably possible losses.  In the opinion of management, after consulting with legal counsel, any losses resulting from Pending Lawsuits should not have a material effect on the Company’s financial position, cash flows or results of operations. The Company is also the subject of other proceedings as further described below.

In August 2013, the Environmental Protection Agency (“EPA”) and the U.S. Dept. of Justice (“DoJ”) commenced an investigation into allegations of low pH wastewater releases claimed to have occurred between 2009 and 2013 at Ozark Mountain Technologies ("OMT"), a subsidiary of LMI, (the “Waste Water Allegations”). In response to the EPA/DoJ investigation and to ensure OMT’s full compliance with both environmental and health and safety regulations, the Company initiated a voluntary, comprehensive internal audit of the facility, which was completed in October 2013 (the “OMT Audit”). The OMT Audit uncovered other possible instances of environmental non-compliance, which the Company voluntarily reported (the “Voluntarily Disclosed Matters”) to the EPA on December 3, 2013, as part of the EPA’s Audit Policy. The Company concurrently disclosed these matters to the Missouri Department of Natural Resources (“MDNR”). On April 24, 2015, the Company settled the Waste Water Allegations pursuant to a settlement agreement with DoJ (“Plea Agreement”). As part of the settlement, OMT plead guilty to one count of negligently violating the Federal Water Pollution Control Act (the “Clean Water Act”) and agreed to a fine of $694.  This amount is consistent with the previously established loss contingency as disclosed in the Company's 2014 Form 10-K, Item 3 - Legal Proceedings.  Further, in exchange for the Plea Agreement, DoJ agreed that no further federal criminal or civil prosecution will be brought against OMT relative to the Voluntarily Disclosed Matters.

In November, 2013, the Attorney General of the State of Missouri (the “Missouri AG”) contacted LMI regarding alleged violations of certain state environmental regulations involving the discharge of pollutants and water contaminants claimed to have occurred in 2011 by OMT (the “Missouri AG Matter”).  On February 25, 2015, the Missouri AG filed a Petition against OMT alleging pollution of state waters, violation of pretreatment regulations and violation of water quality standards.  The Company believes it is probable that the Missouri AG’s office will assess a penalty on OMT.  In the opinion of management, after consulting with legal counsel and based on the discussions the Company has had with the Missouri AG, the Company has established a loss contingency of $175 which represents management’s current estimate of the penalty the Missouri Attorney General is contemplating assessing on the Company.
OMT became a subsidiary of LMI as a result of LMI’s acquisition of Valent Aerostructures, LLC (“Valent”) in December 2012. The Company believes certain environmental representations set forth in the purchase agreement pursuant to which Valent acquired OMT; and the purchase agreement pursuant to which LMI acquired Valent, provide the Company with certain rights of indemnification with respect to the matters disclosed herein. The Company also has insurance policies that it believes are applicable to the various environmental issues at Valent and its subsidiaries, including OMT, and breaches by Valent and OMT of their respective environmental representations and warranties in each of the purchase agreements. As a result, the Company believes its rights of indemnification and insurance coverage may provide for a recovery of some or all of the costs associated with the matters disclosed herein. We cannot provide any assurance, however, that we will ultimately prevail in any claim for indemnification or secure any insurance proceeds from our insurance policies.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2015

In December 2014, two of the former members of Valent, Tech Investments, LLC  and Tech Investments II, LLC, which collectively own approximately 5.5% of the Company’s common stock, filed suit in the Circuit Court of St. Louis County against the Company seeking declaratory judgment (a) declaring that the Company is not entitled to indemnification on certain claims asserted against the former members of Valent, (b) ordering the release of the remaining escrow funds associated with the Company’s purchase of Valent, and (c) ordering that  the Company is not entitled to exercise a right of redemption on 360,301 shares of the Company’s stock, currently held under a Lock Up Agreement pending resolution of the indemnification claims (the “Tech Lawsuit”).  In February 2015, the Company filed its response moving to dismiss the Tech Lawsuit on the grounds that the declaratory judgment is not proper in this matter. On March 24, 2015, the Company’s motion was denied.  On April 23, 2015, the Company filed its answer and counterclaims in the Tech Lawsuit, asserting its rights to indemnification. In the opinion of management, the losses, if any, resulting from the Tech Lawsuit should not have a material effect on the Company’s financial position, cash flows or results of operations.

15.	Condensed Consolidating Financial Statements

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

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2015

CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2015
(Amounts in thousands)

	LMIA(Guarantor Parent)	Guarantor Subsidiaries	Consolidating/Eliminating Entries	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,986	$578	$—	$2,564
Trade accounts receivable, net	1,322	59,562	—	60,884
Intercompany receivables	154,383	138,443	(292,826)	—
Inventories	—	121,746	—	121,746
Prepaid expenses and other current assets	8,141	2,510	—	10,651
Deferred income taxes	—	4,031	(118)	3,913
Total current assets	165,832	326,870	(292,944)	199,758

Property, plant and equipment, net	3,108	98,350	—	101,458
Investments in subsidiaries	372,460	—	(372,460)	—
Goodwill	—	86,784	—	86,784
Intangible assets, net	—	49,851	—	49,851
Deferred income taxes	118	—	(118)	—
Other assets	8,345	1,817	—	10,162
Total assets	$549,863	$563,672	$(665,522)	$448,013

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,010	$19,352	$—	$22,362
Accrued expenses	7,223	13,363	—	20,586
Intercompany Payables	164,415	128,411	(292,826)	$—
Deferred income taxes	118	—	(118)	—
Current installments of long-term debt and capital lease obligations	273	3,238	—	3,511
Total current liabilities	175,039	164,364	(292,944)	46,459

Long-term debt and capital lease obligations, less current installments	256,653	19,700	—	276,353
Other long-term liabilities	495	2,736	—	3,231
Deferred income taxes	—	4,412	(118)	4,294
Total long-term liabilities	257,148	26,848	(118)	283,878

Total shareholders’ equity	117,676	372,460	(372,460)	117,676
Total liabilities and shareholders’ equity	$549,863	$563,672	$(665,522)	$448,013

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2015

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2014
(Amounts in thousands)

	LMIA(Guarantor Parent)	Guarantor Subsidiaries	Consolidating/Eliminating Entries	Consolidated
Assets
Current assets:
Cash and cash equivalents	$7,058	$869	$—	$7,927
Trade accounts receivable, net	1,310	56,924	—	58,234
Intercompany receivables	145,980	145,223	(291,203)	$—
Inventories	—	114,279	—	114,279
Prepaid expenses and other current assets	8,325	1,930	—	10,255
Deferred income taxes	—	4,031	(118)	3,913
Total current assets	162,673	323,256	(291,321)	194,608

Property, plant and equipment, net	3,148	96,334	—	99,482
Investments in subsidiaries	368,587	—	(368,587)	—
Goodwill	—	86,784	—	86,784
Intangible assets, net	—	50,940	—	50,940
Deferred income taxes	118	—	(118)	—
Other assets	8,743	1,879	—	10,622
Total assets	$543,269	$559,193	$(660,026)	$442,436

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,339	$20,416	$—	$21,755
Accrued expenses	13,679	12,393	—	26,072
Intercompany Payables	164,158	127,045	(291,203)	$—
Deferred income taxes	118	—	(118)	—
Current installments of long-term debt and capital lease obligations	335	3,089	—	3,424
Total current liabilities	179,629	162,943	(291,321)	51,251

Long-term debt and capital lease obligations, less current installments	245,174	20,380	—	265,554
Other long-term liabilities	331	2,958	—	3,289
Deferred income taxes	—	4,325	(118)	4,207
Total long-term liabilities	245,505	27,663	(118)	273,050

Total shareholders’ equity	118,135	368,587	(368,587)	118,135
Total liabilities and shareholders’ equity	$543,269	$559,193	$(660,026)	$442,436

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2015

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended March 31, 2015
(Amounts in thousands, except share and per share data)

	LMIA(Guarantor Parent)	Guarantor Subsidiaries	Consolidating/Eliminating Entries	Consolidated
Sales and service revenue
Product sales	$18	$78,457	$(18)	$78,457
Service revenues	9,213	13,993	(9,188)	14,018
Net sales	9,231	92,450	(9,206)	92,475
Cost of sales and service revenue
Cost of product sales	16	62,553	(18)	62,551
Cost of service revenues	9,232	12,683	(9,188)	12,727
Cost of sales	9,248	75,236	(9,206)	75,278
Gross profit	(17)	17,214	—	17,197
Selling, general and administrative expenses	129	12,480	—	12,609
Goodwill and intangible asset impairment	—	—	—	—
Contingent consideration write-off	—	—	—	—
Restructuring expense	89	186	—	275
Acquisitions expense	—	—	—	—
(Loss) income from operations	(235)	4,548	—	4,313
Other income (expense):
Interest expense	(5,319)	(272)	—	(5,591)
Other, net	2	120	—	122
Income (loss) from equity investments in subsidiaries	2,411	—	(2,411)	—
Total other expense	(2,906)	(152)	(2,411)	(5,469)
(Loss) income before income taxes	(3,141)	4,396	(2,411)	(1,156)
(Benefit) provision for income taxes	(1,676)	1,985	—	309
Net (loss) income	(1,465)	2,411	(2,411)	(1,465)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	—	(79)	—	(79)
Reclassification adjustment for losses on interest rate hedges included in net earnings	—	—	—	—
Unrealized loss on interest rate hedges	—	—	—	—
Total comprehensive (loss) income	$(1,465)	$2,332	$(2,411)	$(1,544)

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2015

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended March 31, 2014
(Amounts in thousands, except share and per share data)

	LMIA(Guarantor Parent)	Guarantor Subsidiaries	Consolidating/Eliminating Entries	Consolidated
Sales and service revenue
Product sales	$480	$76,484	$(480)	$76,484
Service revenues	10,149	19,279	(10,161)	19,267
Net sales	10,629	95,763	(10,641)	95,751
Cost of sales and service revenue
Cost of product sales	699	61,881	(480)	62,100
Cost of service revenues	9,600	16,751	(10,161)	16,190
Cost of sales	10,299	78,632	(10,641)	78,290
Gross profit	330	17,131	—	17,461
Selling, general and administrative expenses	22	13,322	—	13,344
Goodwill and intangible asset impairment	—	—	—	—
Contingent consideration write-off	—	—	—	—
Restructuring expense	294	134	—	428
Acquisitions expense	—	—	—	—
(Loss) income from operations	14	3,675	—	3,689
Other income (expense):
Interest expense	(3,966)	(293)	—	(4,259)
Other, net	28	84	—	112
Income (loss) from equity investments in subsidiaries	2,196	—	(2,196)	—
Total other expense	(1,742)	(209)	(2,196)	(4,147)
(Loss) income before income taxes	(1,728)	3,466	(2,196)	(458)
(Benefit) provision for income taxes	(1,286)	1,270	—	(16)
Net (loss) income	(442)	2,196	(2,196)	(442)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	—	44	—	44
Reclassification adjustment for losses on interest rate hedges included in net earnings	—	—	—	—
Unrealized loss on interest rate hedges	(129)	—	—	(129)
Total comprehensive (loss) income	$(571)	$2,240	$(2,196)	$(527)

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2015

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2015
(Amounts in thousands)

	LMIA(Guarantor Parent)	Guarantor Subsidiaries	Consolidating/Eliminating Entries	Consolidated
Operating activities:
Net (loss)/income	$(1,465)	$2,411	$(2,411)	$(1,465)
Adjustments for non-cash items	(3,175)	6,308	2,411	5,544
Net changes in operating assets and liabilities, net of acquired businesses	(3,583)	(9,772)	—	(13,355)
Intercompany activity	(8,147)	8,147	—	—
Net cash (used)/provided by operating activities	(16,370)	7,094	—	(9,276)
Investing activities:
Additions to property, plant and equipment	(25)	(6,854)	—	(6,879)
Acquisitions, net of cash acquired	—	—	—	—
Proceeds from sale of equipment	—	—	—	—
Net cash used by investing activities	(25)	(6,854)	—	(6,879)
Financing activities:
Proceeds from issuance of debt	—	—	—	—
Principal payments on long-term debt and notes payable	(83)	(531)	—	(614)
Advances on revolving line of credit	36,000	—	—	36,000
Payments on revolving line of credit	(24,500)	—	—	(24,500)
Payments for debt issuance cost	(94)	—	—	(94)
Other, net	—	—	—	—
Net cash provided (used) by financing activities	11,323	(531)	—	10,792
Net (decrease) increase in cash and cash equivalents	(5,072)	(291)	—	(5,363)
Cash and cash equivalents, beginning of year	7,058	869	—	7,927
Cash and cash equivalents, end of year	$1,986	$578	$—	$2,564

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2015

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2014
(Amounts in thousands)

	LMIA(Guarantor Parent)	Guarantor Subsidiaries	Consolidating/Eliminating Entries	Consolidated
Operating activities:
Net (loss)/income	$(442)	$2,196	$(2,196)	$(442)
Adjustments for non-cash items	(1,779)	5,135	2,196	5,552
Net changes in operating assets and liabilities, net of acquired businesses	13,121	(8,216)	—	4,905
Intercompany activity	(5,508)	5,508	—	—
Net cash (used)/provided by operating activities	5,392	4,623	—	10,015
Investing activities:
Additions to property, plant and equipment	(108)	(4,761)	—	(4,869)
Acquisitions, net of cash acquired	—	—	—	—
Proceeds from sale of equipment		899	—	899
Net cash used by investing activities	(108)	(3,862)	—	(3,970)
Financing activities:
Proceeds from issuance of debt	—	—	—	—
Principal payments on long-term debt and notes payable	(703)	(591)	—	(1,294)
Advances on revolving line of credit	27,500	—	—	27,500
Payments on revolving line of credit	(31,500)	—	—	(31,500)
Payments for debt issuance cost	—	—	—	—
Other, net	(28)	—	—	(28)
Net cash provided (used) by financing activities	(4,731)	(591)	—	(5,322)
Net (decrease) increase in cash and cash equivalents	553	170	—	723
Cash and cash equivalents, beginning of year	405	1,167	—	1,572
Cash and cash equivalents, end of year	$958	$1,337	$—	$2,295

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. The Company makes forward-looking statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q, which represent the Company’s expectations or beliefs about future events and financial performance.  When used in this report, the words “expect,” “believe,” “anticipate,” “goal,” “plan,” “intend,” “estimate,” “may,” “will” or similar words are intended to identify forward-looking statements.  These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events or results.  Such statements are subject to known and unknown risks, uncertainties and assumptions, including those referred to under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 Form 10-K”) and otherwise described in the Company’s periodic filings and current reports filed with the Securities and Exchange Commission (the “SEC”).

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

This Quarterly Report on Form 10-Q should be read completely, in conjunction with our 2014 Annual Report on Form 10-K and with the understanding that the Company’s actual future results may be materially different from what the Company expects.  All forward-looking statements made by the Company in this Quarterly Report on Form 10-Q and in the Company’s other filings with the SEC are qualified by these cautionary statements.

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the Company to make estimates and assumptions.  (See Note 1 of the Condensed Consolidated Financial Statements included as part of this Quarterly Report on Form 10-Q.)

The Company believes that certain significant accounting estimates have the potential to have a more significant impact on the financial statements either because of the significance of the financial statements to which they relate or because they involve a higher degree of judgment and complexity.  A summary of such critical accounting estimates can be found in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the  2014 Form 10-K.
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

Results of Operations

Three months ended March 31, 2015 compared to three months ended March 31, 2014

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

The following table is a summary of the Company's operating results for the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended March 31, 2015
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$79.3	$13.5	$(0.3)	$92.5
Cost of sales	63.4	12.2	(0.3)	75.3
Gross profit	15.9	1.3	—	17.2
S, G, & A	10.8	2.1	—	12.9
Income from operations	$5.1	$(0.8)	$—	$4.3

	Three Months Ended March 31, 2014
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$77.7	$18.7	$(0.6)	$95.8
Cost of sales	63.5	15.4	(0.6)	78.3
Gross profit	14.2	3.3	—	17.5
S, G, & A	11.4	2.4	—	13.8
Income from operations	$2.8	$0.9	$—	$3.7

Aerostructures Segment

Net Sales.  Net sales were $79.3 million for the first quarter of 2015, a 2.1% increase from $77.7 million in the first quarter of 2014.  The following table specifies the amount of the Aerostructures segment’s net sales by category for the first quarter of 2015 and 2014 and the percentage of the segment’s total net sales for each period represented by each category:

	Three Months Ended March 31,
Category	2015	% of Total	2014	% of Total
	($ in millions)
Large commercial aircraft	$42.2	53.2%	$38.5	49.5%
Corporate and regional aircraft	20.5	25.9%	20.8	26.8%
Military	10.3	13.0%	12.1	15.6%
Other	6.3	7.9%	6.3	8.1%
Total	$79.3	100.0%	$77.7	100.0%

Net sales of large commercial aircraft products increased 9.6% in the first quarter of 2015 when compared to the first quarter of 2014. The most significant increase in revenue in the category was attributable to increased content and higher production rates on the Boeing 787 platform, which generated $6.5 million in the first quarter of 2015 compared to $3.4 million in the first quarter of 2014. We expect this trend to continue throughout 2015. In addition, sales on Boeing 737 and 747 platforms increased $1.9 million and $0.5 million, respectively to $24.7 million and $3.2 million, respectively in the first quarter of 2015 from $22.8 million and $2.7 million, respectively, in the first quarter of 2014. These increases were partially offset by decreases in the sale of wing modification products which generated revenue of $1.5 million in the first quarter of 2015 compared to $3.5 million in the first quarter of 2014.

Net sales of components for corporate and regional aircraft decreased 1.4% during the first quarter of 2015. The decrease in revenue was primarily attributable to a decrease of $1.9 million on the Gulfstream G450/G550 program, from $8.7 million in the first quarter of 2014 to $6.8 million in the first quarter of 2015. This decrease was offset by an increase of $1.7 million on the Gulfstream G650 program, for which revenues increased to $8.1 million in the first quarter of 2015 from $6.4 million in the first quarter of 2014.

Net sales of military products decreased 14.9% during the first quarter of 2015.  The decrease is primarily due to reductions in revenues on the Embraer KC390, Boeing C-17, and Boeing V-22 programs of $0.5 million each in the first quarter of 2015 compared to the first quarter of 2014. Revenues related to the Black Hawk helicopter also decreased from $5.3 million in the first quarter of 2014 to $5.0 million in the first quarter of 2015.

Cost of Goods Sold.  Cost of goods sold for the first quarter of 2015 was $63.4 million compared to $63.5 million for the first quarter of 2014. Cost of goods sold in 2015 was favorably impacted by cost reduction initiatives implemented throughout the last twelve months. Cost of goods sold in the first quarter of 2014 was unfavorably impacted by one-time costs incurred during the closure of the Precise Machine facility and relocation of Savannah machining operations.

Gross Profit.  Gross profit for the first quarter of 2015 was $15.9 million (20.1% of net sales) compared to $14.2 million (18.3% of net sales) in the first quarter of 2014. An increase in sales volume, primarily related to increases in sales on long-term production contracts and tooling which were at higher margins when compared to those recognized in the first quarter of 2014, contributed to the improvement in gross profit margin in the first quarter of 2015. Gross profit in the first quarter of 2015 was favorably impacted by realized cost savings related to restructuring plans implemented during 2014 in addition to the non-recurrence of cost to implement those plans that was recognized in the first quarter of 2014. Expected performance on long-term contracts was modestly improved in the first quarter of 2015 when compared to the first quarter of 2014.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $10.8 million (13.6% of net sales) for the first quarter of 2015 compared to $11.4 million (14.7% of net sales) for the first quarter of 2014.  The decrease in selling, general and administrative expenses primarily related to decreases of $0.8 million in professional services.

Engineering Services Segment

Net Sales.  Net sales for the Engineering Services segment were $13.5 million for the first quarter of 2015 as compared to $18.7 million for the first quarter of 2014, a decrease of 27.8%.  The Engineering Services segment generates revenue primarily through the billing of employee time spent on customer projects.  The following table specifies the amount of the Engineering Services segment’s net sales by category for the first quarter of 2015 and 2014 and the percentage of the segment’s total net sales represented by each category.

	Three Months Ended March 31,
Category	2015	% of Total	2014	% of Total
	($ in millions)
Large commercial aircraft	$7.5	55.6%	$9.9	52.9%
Corporate and regional aircraft	2.9	21.5%	3.4	18.2%
Military	2.5	18.5%	2.4	12.8%
Other	0.6	4.4%	3.0	16.1%
Total	$13.5	100.0%	$18.7	100.0%

Net sales of services for large commercial aircraft were $7.5 million in the first quarter of 2015, down 24.2% from $9.9 million in the first quarter of 2014. The decrease in this category was primarily attributable to a decline in sales related to the Airbus 350 platform which decreased from $1.8 million in the first quarter of 2014 to $0.2 million in the first quarter of 2015. In addition, sales related to the Goodrich Nacelle program contributed to the decline in the large commercial market, which contributed no revenue in the first quarter of 2015 compared to $1.3 million in the first quarter of 2014. These decreases were partially offset by $0.6 million of additional sales on new programs related to the Comac C919 and Bombardier Global 7000/8000.

Net sales of services related to corporate and regional aircraft were $2.9 million in the first quarter of 2015 compared to $3.4 million for the first quarter of 2014, a decrease of 14.7%.  The decrease in sales is primarily related to the September 2014 conclusion of the Bombardier Learjet L-85 program, which contributed $1.5 million in the first quarter of 2014. This reduction in revenue was partially offset by increases of $0.8 million on the Aerion AS2 program and $0.5 million on various Triumph platforms.

Net sales of services for military programs were $2.5 million in the first quarter of 2015, up 4.2% from $2.4 million in the first quarter of 2014.  This increase was primarily attributable to sales on the programs for the U.S. Navy of $1.8 million in the first quarter of 2015 compared to $1.3 million in the first quarter of 2014. In addition, sales to Spirit Aerosystems on the V280 program increased $0.3 million from $0.2 million in the first quarter of 2014 to $0.5 million in the first quarter of 2015. These increases were partially offset by a $0.7 million reduction on the Embraer KC-390 program as the program design phase is nearing completion.

Net sales related to design and delivery of tooling on various programs supporting commercial aircraft were $0.6 million for the first quarter of 2015, down 80.0%, from $3.0 million in the first quarter of 2014. Tooling sales to Boeing and Nordam decreased $1.3 million and $0.9 million, respectively, in the first quarter of 2015 when compared to the first quarter of 2014.

Cost of Goods Sold. Cost of goods sold for the first quarter of 2015 was $12.2 million compared to $15.4 million for the first quarter of 2014.  The decrease in cost of goods sold was primarily due to reductions in direct labor, which is the result of lower demand for this segment.

Gross Profit.  Gross profit for the first quarter of 2015 was $1.3 million (9.6% of net sales) compared to $3.3 million (17.6% of net sales) in the first quarter of 2014.  The decrease in gross profit was primarily attributable to the decline in sales and unfavorable sales mix.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the first quarter of 2015 were $2.1 million, or 15.6% of net sales, compared to $2.4 million, or 12.8% of net sales, for the first quarter of 2014. The decrease in selling, general and administrative expenses primarily related to implemented cost reductions.

Non-segment Expenses

Interest Expense.  Interest expense was $5.6 million for the first quarter of 2015 and $4.3 million for the first quarter of 2014.  The increase in interest expense is primarily related to increased average interest rates. During the first quarter of 2015, the Company's primary borrowing source was senior notes accruing interest at 7.375%. During the first quarter of 2014, the Company's primary borrowing source was a term loan accruing interest at 4.75%.

Income Tax Expense.  During the first quarter of 2015, the Company recorded an income tax expense of $0.3 million compared to no expense in the first quarter of 2014.  The Company's tax expense in the three months ended March 31, 2015 reflects the recognition of a $0.4 million adjustment resulting from an audit of the Company's 2013 tax return by the Internal Revenue Service. This adjustment resulted from timing differences where the Company took deductions earlier than statutes would allow. This adjustment will be recovered in the future. However, due to the fact that the Company is in a full valuation allowance, the adjustment is reflected as an unfavorable charge to net income, as a valuation reserve is offsetting the deferred tax item. The recognition of this adjustment was offset by a current tax benefit of $0.1 million.

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

Adjusted EBITDA excludes acquisition and integration charges, as applicable, and provides meaningful information about the operating performance of the businesses apart from other non cash and non-recurring expenses, as well as interest and tax expense.

The following financial items have been added back to net income when calculating EBITDA:

•	Interest expense;

•	Income tax expense;

•	Depreciation; and

•	Amortization.

The following additional financial items have been added back to net income when calculating Adjusted EBITDA:

•	Stock-based compensation;

•	Integration–related expenses;

•	Restructuring expenses;

•	Other (net).

Reconciliations of net income to EBITDA and Adjusted EBITDA were as follows:

	(In Thousands)
	Three Months Ended March 31,
	2015	2014
Net loss	$(1,465)	$(442)
Depreciation and amortization (1)	4,913	5,547
Interest expense	5,591	4,259
Income tax expense (benefit)	309	(16)
EBITDA	9,348	9,348
Stock-based compensation (2)	907	482
Integration expenses	107	248
Restructuring expenses (3)	275	428
Other, net	(99)	(72)
Adjusted EBITDA	$10,538	$10,434

(1)	Includes amortization of intangibles, amortization of long-term supply agreement consideration and depreciation expense.

(2)
Includes share-based expense associated with the LMI Aerospace, Inc. 2005 Long-term Incentive Plan, the LMI Profit Sharing and Savings Plan and share-based payments to settle obligations under a consulting agreement. The three months ended March 31, 2015 also includes share-based expense associated with the Valent 401(k) Plan.

(3)
The three month ended March 31, 2015 includes expenses associated with severance related to the relocation of the St. Charles machine parts operations and other employment separation activities. The three months ended March 31, 2014 includes expenses associated with severance related to the Precise Machine facility closure, relocation of the Savannah, Georgia machining operations, and other employment separation activities.

Liquidity and Capital Resources

At March 31, 2015, the Company's primary source of outstanding indebtedness was second priority senior secured notes that mature in June of 2019. These notes accrue interest at 7.375% and require semi-annual interest payments. The Company's believes that the borrowings under these notes, in addition to available borrowings under its revolving credit facility, will provide the financial flexibility necessary to achieve its long-range strategic goals. For more information on the Company's debt structure, please see Note 6 - Long-term Debt and Capital Lease Obligations in the Notes to the Condensed Consolidated Financial Statements under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

During the first three months of 2015, operating activities used $9.3 million in cash, compared to $10.0 million of cash generated by operating activities in the first three months of 2014.  Net cash provided by operating activities for the first three months of 2015 was unfavorably impacted by a $4.8 million payment of cash consideration to a key customer pursuant to a strategic partnership agreement. In exchange for this consideration payment, the performance period of the statements of work for certain contracts with this customer was extended and the Company was granted preferred supplier status on certain future contracts. Additional consideration of $1,700 will be paid should certain contract milestones be met. This additional payment could occur as early as the second quarter of 2015. In addition, in the first three months of 2015, the Company made the first semi-annual interest payment of $10.3 million associated with its outstanding notes. Operating cash flow in the first quarter of 2014 was favorably impacted by collection of a $13.5 million milestone payment on the KC-390 program, offset by increases in inventory of $4.0 million primarily related to investments in several development programs.

Net cash used for investing activities was $6.9 million for the first three months of 2015, compared to $4.0 million for the first three months of 2014. Capital spending in the first three months of 2015 primarily related to the purchase of machinery and equipment to support production contracts in addition to the purchase of equipment at our Cuba, Missouri plant relative to environmental compliance issues at the facility. Cash used in the first three months of 2014 included $1.9 million on machinery and equipment in support of new production contracts.

In the three months ended March 15, 2015, the Company funded operating and investing activities through net borrowings on its revolving credit facility of $11.5 million. During the quarter ended March 15, 2014, the Company used net free cash flow of $6.0 million to decrease outstanding borrowings on its revolving credit facility, term loan and other indebtedness.

Contractual Obligations and Commitments

For information concerning contractual obligations, see the caption “Contractual Obligations and Commitments” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results” in the Company’s 2014 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

No material changes have taken place in the quantitative and qualitative information about market risk since the end of the most recent fiscal year.  For further information, see Part II, Item 7A of the Company’s 2014 Form 10-K.

Item 4.	Controls and Procedures.

 Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2015. Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

We are involved in various legal proceedings that arise in the ordinary course of our business, as well as other matters that are or could become material under SEC regulations.  Information regarding these other matters, as well as all material developments with respect to such matters, are disclosed in Note 15 - Legal Contingencies in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A.	Risk Factors.

This Form 10-Q should be read together with Part I, Item 1A “RISK FACTORS” in our 2014 Form 10-K, which describes various risks and uncertainties to which we are or may become subject. There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission on March 16, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On January 2, 2015 Keith Schrader was appointed as the Vice President and General Manager of the assembly center of excellence of the Company.  In connection with his appointment, Mr. Schrader was granted 1,770 shares of restricted Company common stock (the “Shares”).  In addition, on January 12, 2015, Jennifer Alfaro was appointed as the Chief Human Resources Officer of the Company.  In connection with her appointment, Ms. Alfaro was granted 4,217 shares of restricted Company common stock (the “Shares”). The Shares are subject to certain vesting conditions, were granted as an inducement award pursuant to NASDAQ Listing Rule 5635(c)(4) and were granted in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.  No commissions or other remuneration was paid in connection with the grant of the Shares.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Charles and State of Missouri on the 4th day of May, 2015.

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

10.1
Employment Agreement between LMI Aerospace, Inc. and Jennifer Alfaro, dated January 12, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 16, 2015)

10.2
Amendment No. 1 to the Employment Agreement by and between LMI Aerospace Inc. and Lawrence E. Dickinson dated February 5, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 9, 2015).

10.3
Restricted Stock Award Agreement between LMI Aerospace, Inc. and Jennifer Alfaro dated February 2, 2015(incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 9, 2015).

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