Form 10-Q
period 2015-06-30
LMI AEROSPACE INC
filed 2015-08-07
CIK 1059562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015.
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

On August 1, 2015, there were 13,234,015 shares of our common stock, par value $0.02 per share, outstanding.

LMI AEROSPACE, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDING JUNE 30, 2015

PART I.  FINANCIAL INFORMATION

 PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
LMI Aerospace, Inc. Condensed Consolidated Balance Sheets (Amounts in thousands, except share and per share data) (Unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$2,436	$7,927
Accounts receivable, net	61,088	58,234
Inventories	123,196	114,279
Prepaid expenses and other current assets	10,285	10,255
Deferred income taxes	3,913	3,913
Total current assets	200,918	194,608

Property, plant and equipment, net	102,445	99,482
Goodwill	86,784	86,784
Intangible assets, net	48,761	50,940
Other assets	9,659	10,622
Total assets	$448,567	$442,436

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$22,585	$21,755
Accrued expenses	25,631	26,072
Current installments of long-term debt and capital lease obligations	3,544	3,424
Total current liabilities	51,760	51,251

Long-term liabilities:
Long-term debt and capital lease obligations, less current installments	270,765	265,554
Other long-term liabilities	3,172	3,289
Deferred income taxes	4,294	4,207
Total long-term liabilities	278,231	273,050

Shareholders’ equity:
Common stock, $0.02 par value per share; authorized 28,000,000 shares; issued 13,210,910 and 13,089,003 shares at June 30, 2015 and December 31, 2014, respectively	264	262
Preferred stock, $0.02 par value per share; authorized 2,000,000 shares; none issued at either date	—	—
Additional paid-in capital	97,058	95,460
Accumulated other comprehensive loss	(169)	(170)
Treasury stock, at cost, 33,934 and 28,396 shares at June 30, 2015 and December 31, 2014, respectively	(432)	(359)
Retained earnings	21,855	22,942
Total shareholders’ equity	118,576	118,135
Total liabilities and shareholders’ equity	$448,567	$442,436

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc. Condensed Consolidated Statements of Comprehensive Income (Loss) (Amounts in thousands, except share and per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Sales and service revenue
Product sales	$84,158	$87,172	$162,616	$163,656
Service revenue	13,392	18,765	27,409	38,032
Net sales	97,550	105,937	190,025	201,688
Cost of sales and service revenue
Cost of product sales	67,147	71,535	129,697	133,635
Cost of service revenue	11,633	15,268	24,360	31,458
Cost of sales	78,780	86,803	154,057	165,093
Gross profit	18,770	19,134	35,968	36,595

Selling, general and administrative expenses	12,392	13,810	25,002	27,154
Restructuring expense	518	1,095	792	1,523
Income from operations	5,860	4,229	10,174	7,918

Other (expense) income:
Interest expense	(5,556)	(13,595)	(11,148)	(17,854)
Other, net	(75)	168	47	280
Total other expense	(5,631)	(13,427)	(11,101)	(17,574)

Income (loss) before income taxes	229	(9,198)	(927)	(9,656)
(Benefit) provision for income taxes	(149)	(1,787)	160	(1,803)

Net income (loss)	378	(7,411)	(1,087)	(7,853)
Other comprehensive income:
Change in foreign currency translation adjustment	80	50	1	94
Reclassification adjustment for losses on interest rate hedges included in net earnings, net of tax of $0, $205, $0 and $157	—	360	—	278
Total comprehensive income (loss)	$458	$(7,001)	$(1,086)	$(7,481)

Amounts per common share:
Net income (loss) per common share	$0.03	$(0.58)	$(0.08)	$(0.62)

Net income (loss) per common share assuming dilution	$0.03	$(0.58)	$(0.08)	$(0.62)

Weighted average common shares outstanding	12,850,421	12,709,014	12,822,747	12,686,541

Weighted average dilutive common shares outstanding	13,088,390	12,709,014	12,822,747	12,686,541

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc. Condensed Consolidated Statements of Cash Flows (Amounts in thousands) (Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net loss	$(1,087)	$(7,853)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,920	11,004
Stock based compensation	1,036	676
Debt issuance cost write-off	—	8,340
Payments to settle interest rate derivatives	—	(793)
Deferred taxes	87	(210)
Other non-cash items	(131)	(166)
Changes in operating assets and liabilities:
Accounts receivable	(2,860)	(151)
Inventories	(9,179)	4,336
Prepaid expenses and other assets	1,051	1,507
Current income taxes	126	(1,762)
Accounts payable	1,860	(817)
Accrued expenses	52	829
Net cash provided by operating activities	875	14,940
Investing activities:
Additions to property, plant and equipment	(11,611)	(7,785)
Proceeds from sale of property, plant and equipment	159	981
Net cash used by investing activities	(11,452)	(6,804)
Financing activities:
Proceeds from issuance of debt	—	250,000
Principal payments on long-term debt and notes payable	(1,169)	(224,227)
Advances on revolving line of credit	60,000	52,500
Payments on revolving line of credit	(53,500)	(79,500)
Payments for debt issuance cost	(245)	(6,692)
Other, net	—	(28)
Net cash provided (used) by financing activities	5,086	(7,947)
Net (decrease) increase in cash and cash equivalents	(5,491)	189
Cash and cash equivalents, beginning of period	7,927	1,572
Cash and cash equivalents, end of period	$2,436	$1,761
Supplemental disclosure of noncash transactions:
Defined contribution plan funding in Company stock	$710	$848

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2015

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair representation have been included.  Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the  Annual Report on Form 10-K of LMI Aerospace, Inc. (the "Company”) for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 16, 2015.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts in the financial statements and accompanying notes.  Actual results could differ from these estimates.

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). On July 9, 2015 the FASB voted to approve a one year delay of the effective date and to permit companies to voluntarily adopt the new standard as of the original effective date. The new standard is effective for reporting periods beginning after December 15, 2017. The standard will supersede existing revenue recognition guidance, including industry-specific guidance, and will provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The standard requires revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The provisions of this new guidance are effective as of the beginning of the Company’s first quarter of 2018. The Company is currently evaluating the transition method to be used and the impact of adoption of this standard on its consolidated financial statements.

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

All other issued but not yet effective accounting pronouncements are not expected to have a material impact on our Consolidated Condensed Financial Statements.

2.	Accounts Receivable, Net

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2015

Accounts receivable, net consists of the following:

	June 30, 2015	December 31, 2014
Trade receivables	$51,063	$53,081
Unbilled revenue	7,992	4,036
Other receivables	2,281	1,581
	61,336	58,698
Less: Allowance for doubtful accounts	(248)	(464)
Accounts receivable, net	$61,088	$58,234

Under contract accounting, unbilled revenues arise when the sales or revenues based on performance attainment, though appropriately recognized, cannot be billed yet under terms of the contract as of the balance sheet date. Included in unbilled revenue at June 30, 2015 and December 31, 2014 are $2,793 and $549, respectively, related to unpriced change orders or claims that are subject to negotiation. The final resolution of these unpriced items could result in either a favorable or unfavorable change in the revenue recognized to date on the associated contracts.

Accounts receivable expected to be collected after one year is not material.

The Company records changes in contract estimates using the cumulative catch-up method in accordance with the Revenue Recognition topic of the FASB Accounting Standards Codification.  Cumulative catch-up adjustments had the following impacts to operating income for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Favorable adjustments	$349	$820	$515	$290
Unfavorable adjustments	(281)	(234)	(117)	(228)
Net favorable (unfavorable) operating income adjustments	$68	$586	$398	$62

3.	Inventories

Inventories consist of the following:

	June 30, 2015	December 31, 2014
Raw materials	$16,051	$16,712
Work in progress	25,470	22,960
Manufactured and purchased components	21,475	21,296
Finished goods	30,350	32,403
Product inventory	93,346	93,371
Capitalized contract costs	29,850	20,908
Total inventories	$123,196	$114,279

Inventories include capitalized contract costs relating to programs and contracts with long-term production cycles.  The Company believes these amounts will be fully recovered over the life of the contracts. Anticipated losses on contracts are recognized, when required, and reported as a reduction of related contract costs recorded in inventory and as additional cost of sales. At June 30, 2015 and December 31, 2014, the Company was not engaged in any contracts that would require it to record a loss reserve.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2015

In January 2015, the Company signed an agreement with a key customer to form a strategically aligned partnership. This agreement extended the performance period of the statements of work for certain contracts with the customer and gives the Company preferred supplier status on certain future contracts. In accordance with the contract terms, the Company made cash consideration payments$4,800 in January 2015 and $1,700 in June 2015. The payments were recorded as an increase to capitalized contract costs and are being amortized as a reduction to revenue over the life of the associated contracts.

4.	Goodwill and Intangible Assets

Goodwill

The following table summarizes the net carrying amount of goodwill by segment at June 30, 2015 and December 31, 2014, respectively:

			Engineering
	Aerostructures		Services		Total
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2015	2014	2015	2014	2015	2014
Balance at:
Gross Goodwill	$141,953	$141,953	$50,741	$50,741	$192,694	$192,694
Accumulated impairment loss	(79,471)	(79,471)	(26,439)	(26,439)	(105,910)	(105,910)
Net Goodwill	$62,482	$62,482	$24,302	$24,302	$86,784	$86,784

A goodwill impairment charge of $26,439 was recorded in the fourth quarter of 2014 related to the Engineering Services reporting unit. The impairment charge resulted from a persistent decline in revenues and profitability in 2014. In the first six months of 2015, the reporting unit generated positive cash flow and experienced improved operating results in each of the first two quarters of 2015 as compared to the fourth quarter of 2014, but still did not meet overall expectations in terms of revenues, profits or cash flow. On August 7, 2015, the Company committed to a restructuring plan that will result in the closing of its Melbourne, Australia and Greenville, South Carolina engineering offices in addition to the elimination of additional management positions within the Engineering Services reporting unit. See Note 13, Restructuring, to the Condensed Consolidated Financial Statements under Part I, Item 8, "Financial Statements," for additional disclosure related to these items. If, despite these additional cost reduction efforts, the reporting unit's revenue and profitability were to continue to decline, it could lead to a triggering event and additional potential impairment for intangible assets and goodwill for the reporting unit in the future.

The carrying value of goodwill is assessed annually, during the fourth quarter, unless a triggering event occurs. Following an assessment an impairment charge is recorded if appropriate.  In the three and six months ended June 30, 2015, no triggering event occurred that would cause the Company to assess the carrying value of goodwill.

Intangible Assets

Intangible assets primarily consist of trademarks and customer intangibles.  The carrying values were as follows:

	June 30, 2015	December 31, 2014
Trademarks	$778	$778
Customer intangible assets	68,991	68,991
Other	1,274	1,274
Accumulated amortization	(22,282)	(20,103)
Intangible assets, net	$48,761	$50,940

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2015

Intangibles amortization expense was $1,089 and $1,131 for the three months ended June 30, 2015 and 2014, respectively and $2,180 and $2,262 for the six months ended June 30, 2015 and 2014, respectively. The accumulated amortization balances at June 30, 2015 and December 31, 2014, respectively, were $728 and $679 for trademarks, $20,766 and $18,716 for customer intangible assets, and $788 and $708 for other intangible assets.

Intangible assets related to the acquisition of Valent are amortized on the straight-line method as this approximates the pattern of economic benefit of each intangible asset.  All other remaining intangible assets are not material.

5.	Other Assets

Other assets consist of the following:

	June 30, 2015	December 31, 2014
Debt issuance cost, net	$7,831	$8,600
Other	1,828	2,022
Total other assets	$9,659	$10,622

In connection with the financing of its long-term indebtedness, the Company incurred debt issuance costs of $9,981. These costs are being amortized over the term of the indebtedness, which is five years.

6.	Long-term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following:

	June 30, 2015	December 31, 2014

Second priority senior secured notes at a fixed rate of 7.375% at June 30, 2015	$245,000	$245,000
Revolver under credit agreement, variable	6,500	—
Missouri IRBs at fixed rate of 2.80% at June 30, 2015 and December 31, 2014	7,120	7,334
Capital leases, at fixed rates ranging from 2.04% to 7.73% at June 30, 2015 and December 31, 2014	12,552	13,288
Notes payable, principal and interest payable monthly, at fixed rates up to 2.56% at June 30, 2015 and December 31, 2014, respectively	3,137	3,356
Total debt	$274,309	$268,978
Less current installments	3,544	3,424
Total long-term debt and capital lease obligations	$270,765	$265,554

At June 30, 2015, the Company had $245,000 in outstanding second-priority senior secured notes maturing on June 19, 2019. Obligations under these notes are secured by substantially all of the Company’s assets and bear interest at 7.375%, paid semi-annually in January and July.

The Company's revolving credit agreement provides for a revolving credit facility of up to $90,000.  Under the agreement, the co-collateral agents may establish a reserve against the facility. At June 30, 2015, the reserve established was $15,000, which reduced the maximum availability to $75,000. Based on the amount of eligible assets at June 30, 2015 and outstanding letters of credit of $1,025, available borrowings were further reduced to $55,970. The maximum amount, less reserves, available for borrowing at levels below $30,000 is based on a sum of 45% of eligible receivables, 30% of eligible inventories and an additional amount of eligible equipment up to 20% of total borrowings under the facility. The maximum amount, less reserves, available for borrowing at levels above $30,000 is based on a sum of 75% of eligible receivables, 45% of eligible inventories and an additional amount of eligible equipment up to 20% of total borrowings under the facility. Borrowings under the facility are secured by a first lien on substantially all of the Company’s assets and bear interest at either the LIBOR rate plus a margin of 3.00% to 3.50% or the alternate base rate, which is the highest of the following plus a margin of 2.00%

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2015

to 2.50%, respectively, with the applicable margins for the revolving credit facility subject to a grid based on the average availability ratio of the Company for the most recently completed quarter:

•Prime rate,
•Federal funds rate plus 0.5%, or,
•The adjusted Eurodollar rate for an interest period of one month plus 1.0%.

For both the three and the six months ended June 30, 2015, the actual interest rate incurred for the revolving credit facility was 5.2% .

The Company is required to pay a commitment fee of between 0.375% and 0.5% per annum on the unused portion of the revolving credit facility, depending on the average revolver usage during the period as compared to the total available borrowings under the facility. At June 30, 2015, the commitment fee required was 0.5%.

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

The credit agreement contains a covenant that requires us to comply with a maximum first priority debt to EBITDA ratio on a quarterly basis. In addition, the agreement also contains certain restrictive covenants that limit and in some circumstances prohibit our ability to, among other things, incur additional debt, sell, lease or transfer our assets, make investments, guarantee debt or obligations, create liens, and enter into certain merger, consolidation or other reorganization transactions.  These restrictive covenants prohibit the Company from paying dividends. These restrictions could limit our ability to obtain future financing, make acquisitions or needed capital expenditures, withstand any current or future downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise, any of which could place us at a competitive disadvantage relative to our competitors that have less debt and are not subject to such restrictions.

At June 30, 2015, the Company was in compliance with all of its covenants and expected to be in compliance with its covenants in future periods.  If the Company fails to meet any covenants in the credit agreement, the Company would not be in compliance with its credit agreement and the lenders would be entitled to exercise various rights, including causing the amounts outstanding under the revolving credit facility to become immediately due and payable.

7.	Derivative Financial Instruments

On June 19, 2014, the Company terminated and settled its interest rate derivatives in conjunction with the settlement of its then existing credit agreement, which had a variable interest rate. This settlement resulted in a charge of $793 to interest expense in the Condensed Consolidated Statements of Comprehensive Income (Loss) in the three and six months ended June 30, 2014. Prior to this termination and in compliance with the credit agreement, the Company purchased option and swap derivative contracts to hedge against the potential impact on earnings from an increase in market interest rates associated with the interest payments on its variable rate term credit facility.  The objective of the hedge transactions was to reduce the variability of cash flows due to changes in the designated benchmark interest rate on the term debt.  As the derivatives were settled prior to December 31, 2014, no assets or liabilities were recognized in the Condensed Consolidated Balance Sheet at either date presented.

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
June 30, 2015

were reclassified from AOCI to interest expense on the Condensed Consolidated Statements of Comprehensive Income (Loss) in the quarter ended June 30, 2014. The Company did not use these derivative instruments for trading or speculative purposes.

The following amounts are included in OCI and earnings for the three and six months ended June 30, 2015 and June 30, 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest Rate Derivatives in Cash Flow Hedging Relationship
Amount of Gain (Loss) Recognized in AOCI, net of tax, on Derivative (Effective Portion)	$—	$—	$—	$—

Amount of (Gain) Loss Reclassified from AOCI into Income (Effective Portion)	$—	$793	$—	$793

8.	Earnings Per Common Share

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

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerators
Net income (loss)	$378	$(7,411)	$(1,087)	$(7,853)
Denominators
Weighted average common shares - basic	12,850,421	12,709,014	12,822,747	12,686,541

Dilutive effect of restricted stock	237,969	—	—	—

Weighted average common shares - diluted	13,088,390	12,709,014	12,822,747	12,686,541

Basic earnings (loss) per share	$0.03	$(0.58)	$(0.08)	$(0.62)

Diluted earnings (loss) per share	$0.03	$(0.58)	$(0.08)	$(0.62)

For the six months ended June 30, 2015, 241,098 shares are not included in the calculation of diluted earnings per share, and for the three and six months ended June 30, 2014, respectively, 157,392 and 200,889 shares are not included in the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive. These securities could be dilutive in future periods.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2015

9.	Stock-Based Compensation

On July 7, 2005, the Company’s shareholders approved the LMI Aerospace, Inc. 2005 Long-term Incentive Plan (the “ 2005 Plan”). The 2005 Plan provided for the grant of non-qualified stock options, incentive stock options, shares of restricted stock, restricted stock units, stock appreciation rights, performance awards and other share-based grants and cash bonus awards to employees and directors.  All share-based grants or awards were subject to a time-based vesting schedule.

All outstanding share-based grants are in the form of restricted stock. A summary of the activity for non-vested restricted stock awards under the 2005 Plan is presented below:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	296,782	$16.58
Granted	131,703	13.22
Vested	(86,130)	17.40
Forfeited	(14,855)	15.55
Outstanding at June 30, 2015	327,500	$15.06

Common stock compensation expense related to restricted stock awards granted under the 2005 Plan was $438 and $375 for the three months ended June 30, 2015 and 2014, respectively and $1,036 and $676 for the six months ended June 30, 2015 and 2014, respectively.

Total unrecognized compensation costs related to non-vested, share-based awards granted or awarded under the 2005 Plan were $2,659 and $2,036 at June 30, 2015 and December 31, 2014, respectively.  These costs are expected to be recognized over a weighted average period of 1.7 years and 1.2 years, at June 30, 2015 and December 31, 2014, respectively.

On June 24, 2015, the Company's shareholders approved the LMI Aerospace, Inc. 2015 Incentive Compensation Plan (the “2015 Plan”), which became effective on July 1, 2015. As of July 7, 2015 the Company is no longer able to make awards under the 2005 Plan. Under the 2015 Plan, the Company, through the Compensation Committee of the Board of Directors, may, at its discretion, grant stock options, restricted shares of common stock, and other various stock-based awards to directors, officers, employees and consultants. Also under the 2015 Plan, the Corporate Governance and Nominating Committee of the Board of Directors has similar authority to grant awards to directors. A total of 750,000 shares of the Company’s common stock have been reserved for issuance under the 2015 Plan.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2015

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

Corporate assets, liabilities and expenses related to the Company's corporate offices, except for interest expense and income taxes, primarily support, and are recorded in, the Aerostructures segment. The table below presents information about reported segments on the same basis used internally to evaluate segment performance:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net sales:
Aerostructures	$85,297	$88,482	$164,542	$166,187
Engineering Services	12,488	17,814	25,992	36,520
Eliminations	(235)	(359)	(509)	(1,019)
	$97,550	$105,937	$190,025	$201,688

Income from operations:
Aerostructures	$6,089	$3,315	$11,145	$6,123
Engineering Services	(233)	936	(997)	1,882
Eliminations	4	(22)	26	(87)
	$5,860	$4,229	$10,174	$7,918

11.	Customer Concentration

Direct sales, through both of the Company’s business segments, to our largest customer, Spirit Aerosystems (“Spirit”), accounted for 34.9% and 33.0% of the Company’s total revenues for the three months ended June 30, 2015 and 2014, respectively. Direct sales to Spirit accounted for 34.6% and 33.3% of the Company's total revenues for the six months ended June 30, 2015 and 2014, respectively. Accounts receivable balances related to Spirit were 28.8% and 33.3% of the Company’s total accounts receivable balance at June 30, 2015 and December 31, 2014, respectively.

Direct sales, through both of the Company’s business segments, to our second largest customer, Gulfstream Aerospace Corporation, a General Dynamics company (“Gulfstream”), accounted for 12.7% and 17.3% of the Company’s total revenues for the three months ended June 30, 2015 and 2014, respectively.  Direct sales to Gulfstream accounted for 13.4% and 15.8% of the Company's total revenues for the six months ended June 30, 2015 and 2014, respectively. Accounts receivable balances related to Gulfstream were 14.8% and 13.1% of the Company’s total accounts receivable balance at June 30, 2015 and December 31, 2014, respectively.

Direct sales, through both of the Company’s business segments, to our third largest customer, The Boeing Company, (“Boeing”), accounted for 11.8% and 10.8% of the Company’s total revenues for the three months ended June 30, 2015 and 2014, respectively. Direct sales to Boeing accounted for 10.7% and 11.3% of the Company's total revenues for the six months ended June 30, 2015 and 2014, respectively. Accounts receivable balances resulting from direct sales to Boeing were 8.1% and 7.4% of the Company’s total accounts receivable balance at June 30, 2015 and December 31, 2014, respectively.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2015

12.	Income Taxes

The Company records income tax expense or benefit each quarter based on its estimated full-year effective tax rate. Income tax benefit of $149 and income tax expense of $160 were recognized in the three and six months ended June 30, 2015, respectively. Income tax benefit of $1,787 and $1,803 were recognized in the three and six months ended June 30, 2014, respectively. Income tax in the three and six months ended June 30, 2015 includes $101 and $528, respectively, of adjustments related an audit by the IRS for the 2012 and 2013 tax years, which is now complete. The impact of these adjustments was offset by a current tax benefit of $87 and $205 in the three and six months ended June 30, 2015, respectively. The Company's tax benefit in the three and six months ended June 30, 2014 reflects a net tax benefit of $2,582 related to the decision to carry back the net operating loss recognized in 2013 offset by the change in the valuation allowance on deferred tax benefits generated in the periods.

The Company continues to carry a full valuation allowance on its net deferred tax assets, which totaled $12,676 at both June 30, 2015 and December 31, 2014.

13.	Restructuring

The Company committed to and implemented various restructuring plans in 2014 and 2015. Included in those plans were the closure of the Precise Machine facility in Fort Worth, Texas, and the relocation of the machining operations in both Savannah, Georgia and St. Charles, Missouri to other facilities within the Company. Other employment separation activities were also implemented as part of the Company's overall reorganization and cost reduction initiatives. The expense associated with these plans was reflected in the selling, general, and administrative section on a separate line of the Condensed Consolidated Statements of Comprehensive Income (Loss). The following table summarizes the incurred charges associated with these restructuring activities:

	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Precise Machine facility closure	$—	$212	$—	$305
Savannah machining operations relocation	—	6	—	47
St. Charles machine parts operations relocation	28	—	199	—
Other employment separation activities	490	877	593	1,171
Total	$518	$1,095	$792	$1,523

The Savannah, Georgia and the Precise plans were completed in the second quarter of 2014. The St. Charles plan was completed in the second quarter of 2015.

Cash payments were made associated with these restructuring plans of $677 and $1,061 in the three months ended June 30, 2015 and June 30, 2014, respectively and $1,004 and $1,182 in the six months ended June 30, 2015 and June 30, 2014, respectively.

The following table summarizes the incurred and expected charges associated with these restructuring activities:

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2015

	Expense	Remaining	Total Expense
	Incurred through	Expense to be	Expected to be
	June 30, 2015	Incurred	Incurred

Employee severance arrangement - Precise	$615	$—	$615
Employee severance arrangement - Savannah	47	—	47
Employee severance arrangement - St. Charles	378	—	378
Other employee severance arrangements	2,550	—	2,550
Lease termination costs - Precise	124	—	124
Other restructuring expenses	115	—	115
Total	$3,829	$—	$3,829

In the three and six months ended June 30, 2015, the Company also incurred and recognized approximately $36 and $77 in other project costs, largely related to accelerated depreciation on property, plant and equipment at its St. Charles facility. These expenses are recognized in the cost of goods sold and selling, general, and administrative expense in the Consolidated Statements of Comprehensive Income (Loss).

The following table summarizes restructuring activity related to the Precise Machine facility closure, the Savannah machining relocation, St. Charles facility closure and other employee separation activities:

Employee
Severance

Accrued restructuring balance as of December 31, 2014	$739
Accrual additions	792
Cash payments	(1,004)
Accrued restructuring balance as of June 30, 2015	$527

Accrued restructuring of $527 at June 30, 2015 is expected to be paid over the next four quarters.

On August 7, 2015, the Company committed to a restructuring plan in its Aerostructures segment that will result in closure of its Coweta, Oklahoma manufacturing facility. On the same date, the Company's Engineering Services segment committed to closing its Melbourne, Australia and Greenville, South Carolina engineering offices in addition to the elimination of additional management positions. Both segments anticipate the closures to be complete by the end of 2015. The statements of work in addition to necessary equipment and assets used in the machining operations at Coweta will be relocated to other facilities. Implementation of these plans is expected to result in restructuring charges of $1,500 to $2,500 and is expected to generate annual savings of $3,500 to $4,000.

14.	Legal Contingencies

The Company has been named as a defendant in certain pending lawsuits in the normal course of business (collectively, the “Pending Lawsuits”).  It is the policy of management to disclose the amount or range of reasonably possible losses.  In the opinion of management, after consulting with legal counsel, any losses resulting from Pending Lawsuits should not have a material effect on the Company’s financial position, cash flows or results of operations. The Company is also the subject of other proceedings as further described below.

In August 2013, the Environmental Protection Agency (“EPA”) and the U.S. Dept. of Justice (“DoJ”) commenced an investigation into allegations of low pH wastewater releases claimed to have occurred between 2009 and 2013 at Ozark

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2015

Mountain Technologies ("OMT"), a subsidiary of LMI, (the “Waste Water Allegations”). In response to the EPA/DoJ investigation and to ensure OMT’s full compliance with both environmental and health and safety regulations, the Company initiated a voluntary, comprehensive internal audit of the facility, which was completed in October 2013 (the “OMT Audit”). The OMT Audit uncovered other possible instances of environmental non-compliance, which the Company voluntarily reported (the “Voluntarily Disclosed Matters”) to the EPA on December 3, 2013, as part of the EPA’s Audit Policy. The Company concurrently disclosed these matters to the Missouri Department of Natural Resources (“MDNR”). On April 24, 2015, the Company settled the Waste Water Allegations pursuant to a settlement agreement with DoJ (“Plea Agreement”). Per the terms of the Plea Agreement, OMT plead guilty to one count of negligently violating the Federal Water Pollution Control Act and agreed to a fine of $694.  Payment of this fine was made in the quarter ended June 30, 2015. The amount of this payment is consistent with the previously established loss contingency as disclosed in the Company's 2014 Form 10-K, Item 3 - Legal Proceedings.  In connection with the Plea Agreement, DoJ agreed that no further federal criminal or civil prosecution will be brought against OMT relative to the Voluntarily Disclosed Matters.

In November, 2013, the Attorney General of the State of Missouri (the “Missouri AG”) contacted LMI regarding alleged violations of certain state environmental regulations involving the discharge of pollutants and water contaminants claimed to have occurred in 2011 by OMT (the “Missouri AG Matter”).  On February 25, 2015, the Missouri AG filed a Petition against OMT alleging pollution of state waters, violation of pretreatment regulations and violation of water quality standards.  In the quarter ended June 30, 2015, OMT settled the Missouri AG Matter and agreed to a civil penalties of $175. Payment of these penalties were made in July of 2015. The amount of this payment is consistent with the previously established loss contingency as disclosed in the Company's 2014 Form 10-K, Item 3 - Legal Proceedings.

OMT became a subsidiary of LMI as a result of LMI’s acquisition of Valent Aerostructures, LLC (“Valent”) in December 2012. The Company believes certain environmental representations set forth in the purchase agreement pursuant to which Valent acquired OMT; and the purchase agreement pursuant to which LMI acquired Valent, provide the Company with certain rights of indemnification with respect to the matters disclosed herein. The Company also has insurance policies that it believes are applicable to certain of the various environmental issues at Valent and its subsidiaries, including OMT, and breaches by Valent and OMT of their respective environmental representations and warranties in each of the purchase agreements. As a result, the Company believes its rights of indemnification and insurance coverage may provide for a recovery of some or all of the costs associated with the matters disclosed herein. We cannot provide any assurance, however, that we will ultimately prevail in any claim for indemnification or secure any insurance proceeds from our insurance policies.

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
June 30, 2015

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

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2015

CONDENSED CONSOLIDATING BALANCE SHEET
as of June 30, 2015

	LMIA(Guarantor Parent)	Guarantor Subsidiaries	Consolidating/Eliminating Entries	Consolidated
Assets
Current assets:
Cash and cash equivalents	$2,029	$407	$—	$2,436
Trade accounts receivable, net	3,134	57,954	—	61,088
Intercompany receivables	148,822	150,844	(299,666)	—
Inventories	—	123,196	—	123,196
Prepaid expenses and other current assets	7,940	2,345	—	10,285
Deferred income taxes	—	4,031	(118)	3,913
Total current assets	161,925	338,777	(299,784)	200,918

Property, plant and equipment, net	3,562	98,883	—	102,445
Investments in subsidiaries	383,904	—	(383,904)	—
Goodwill	—	86,784	—	86,784
Intangible assets, net	—	48,761	—	48,761
Deferred income taxes	118	—	(118)	—
Other assets	7,869	1,790	—	9,659
Total assets	$557,378	$574,995	$(683,806)	$448,567

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,432	$21,153	$—	$22,585
Accrued expenses	12,400	13,231	—	25,631
Intercompany Payables	172,523	127,143	(299,666)	$—
Deferred income taxes	118	—	(118)	—
Current installments of long-term debt and capital lease obligations	211	3,333	—	3,544
Total current liabilities	186,684	164,860	(299,784)	51,760

Long-term debt and capital lease obligations, less current installments	251,632	19,133	—	270,765
Other long-term liabilities	486	2,686	—	3,172
Deferred income taxes	—	4,412	(118)	4,294
Total long-term liabilities	252,118	26,231	(118)	278,231

Total shareholders’ equity	118,576	383,904	(383,904)	118,576
Total liabilities and shareholders’ equity	$557,378	$574,995	$(683,806)	$448,567

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2015

CONDENSED CONSOLIDATING BALANCE SHEET
as of December 31, 2014

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

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2015

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended June 30, 2015

	LMIA(Guarantor Parent)	Guarantor Subsidiaries	Consolidating/Eliminating Entries	Consolidated
Sales and service revenue
Product sales	$185	$84,142	$(169)	$84,158
Service revenues	9,747	13,405	(9,760)	13,392
Net sales	9,932	97,547	(9,929)	97,550
Cost of sales and service revenue
Cost of product sales	172	67,144	(169)	67,147
Cost of service revenues	10,072	11,306	(9,745)	11,633
Cost of sales	10,244	78,450	(9,914)	78,780
Gross profit	(312)	19,097	(15)	18,770
Selling, general and administrative expenses		12,392	—	12,392
Restructuring expense	230	288	—	518
(Loss) income from operations	(542)	6,417	(15)	5,860
Other income (expense):
Interest expense	(5,320)	(236)	—	(5,556)
Other, net	(2)	(73)	—	(75)
Income (loss) from equity investments in subsidiaries	4,170	—	(4,170)	—
Total other expense	(1,152)	(309)	(4,170)	(5,631)
(Loss) income before income taxes	(1,694)	6,108	(4,185)	229
(Benefit) provision for income taxes	(2,166)	2,017	—	(149)
Net (loss) income	472	4,091	(4,185)	378
Other comprehensive income (loss):
Change in foreign currency translation adjustment	—	80	—	80
Total comprehensive (loss) income	$472	$4,171	$(4,185)	$458

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2015

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended June 30, 2014

	LMIA(Guarantor Parent)	Guarantor Subsidiaries	Consolidating/Eliminating Entries	Consolidated
Sales and service revenue
Product sales	$205	$87,116	$(149)	$87,172
Service revenues	9,131	18,792	(9,158)	18,765
Net sales	9,336	105,908	(9,307)	105,937
Cost of sales and service revenue
Cost of product sales	149	71,535	(149)	71,535
Cost of service revenues	9,414	15,009	(9,155)	15,268
Cost of sales	9,563	86,544	(9,304)	86,803
Gross profit	(227)	19,364	(3)	19,134
Selling, general and administrative expenses	—	13,810	—	13,810
Restructuring expense	140	955	—	1,095
(Loss) income from operations	(367)	4,599	(3)	4,229
Other income (expense):
Interest expense	(13,344)	(251)	—	(13,595)
Other, net	42	126	—	168
Income (loss) from equity investments in subsidiaries	2,480	—	(2,480)	—
Total other expense	(10,822)	(125)	(2,480)	(13,427)
(Loss) income before income taxes	(11,189)	4,474	(2,483)	(9,198)
(Benefit) provision for income taxes	(3,831)	2,044	—	(1,787)
Net (loss) income	(7,358)	2,430	(2,483)	(7,411)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	—	50	—	50
Reclassification adjustment for losses on interest rate hedges included in net earnings	360	—	—	360
Total comprehensive (loss) income	$(6,998)	$2,480	$(2,483)	$(7,001)

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2015

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Six Months Ended June 30, 2015

	LMIA(Guarantor Parent)	Guarantor Subsidiaries	Consolidating/Eliminating Entries	Consolidated
Sales and service revenue
Product sales	$203	$162,600	$(187)	$162,616
Service revenues	19,089	27,397	(19,077)	27,409
Net sales	19,292	189,997	(19,264)	190,025
Cost of sales and service revenue
Cost of product sales	187	129,697	(187)	129,697
Cost of service revenues	19,449	23,989	(19,078)	24,360
Cost of sales	19,636	153,686	(19,265)	154,057
Gross profit	(344)	36,311	1	35,968
Selling, general and administrative expenses	—	25,002	—	25,002
Restructuring expense	318	474	—	792
Acquisitions expense	—	—	—	—
(Loss) income from operations	(662)	10,835	1	10,174
Other income (expense):
Interest expense	(10,640)	(508)	—	(11,148)
Other, net	—	47	—	47
Income (loss) from equity investments in subsidiaries	6,373	—	(6,373)	—
Total other expense	(4,267)	(461)	(6,373)	(11,101)
(Loss) income before income taxes	(4,929)	10,374	(6,372)	(927)
(Benefit) provision for income taxes	(3,842)	4,002	—	160
Net (loss) income	(1,087)	6,372	(6,372)	(1,087)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	—	1	—	1
Total comprehensive (loss) income	$(1,087)	$6,373	$(6,372)	$(1,086)

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2015

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Six Months Ended June 30, 2014

	LMIA(Guarantor Parent)	Guarantor Subsidiaries	Consolidating/Eliminating Entries	Consolidated
Sales and service revenue
Product sales	$685	$163,603	$(632)	$163,656
Service revenues	19,302	38,068	(19,338)	38,032
Net sales	19,987	201,671	(19,970)	201,688
Cost of sales and service revenue
Cost of product sales	632	133,635	(632)	133,635
Cost of service revenues	19,252	31,541	(19,335)	31,458
Cost of sales	19,884	165,176	(19,967)	165,093
Gross profit	103	36,495	(3)	36,595
Selling, general and administrative expenses	—	27,154	—	27,154
Restructuring expense	434	1,089	—	1,523
(Loss) income from operations	(331)	8,252	(3)	7,918
Other income (expense):
Interest expense	(17,310)	(544)	—	(17,854)
Other, net	70	210	—	280
Income (loss) from equity investments in subsidiaries	4,698	—	(4,698)	—
Total other expense	(12,542)	(334)	(4,698)	(17,574)
(Loss) income before income taxes	(12,873)	7,918	(4,701)	(9,656)
(Benefit) provision for income taxes	(5,117)	3,314	—	(1,803)
Net (loss) income	(7,756)	4,604	(4,701)	(7,853)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	—	94	—	94
Reclassification adjustment for losses on interest rate hedges included in net earnings	278	—	—	278
Total comprehensive (loss) income	$(7,478)	$4,698	$(4,701)	$(7,481)

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2015

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2015

	LMIA(Guarantor Parent)	Guarantor Subsidiaries	Consolidating/Eliminating Entries	Consolidated
Operating activities:
Net (loss)/income	$(1,087)	$6,372	$(6,372)	$(1,087)
Adjustments for non-cash items	(13,738)	18,279	6,372	10,913
Net changes in operating assets and liabilities, net of acquired businesses	(686)	(8,265)	—	(8,951)
Intercompany activity	5,344	(5,344)	—	—
Net cash (used)/provided by operating activities	(10,167)	11,042	—	875
Investing activities:
Additions to property, plant and equipment	(951)	(10,660)	—	(11,611)
Proceeds from sale of equipment	—	159	—	159
Net cash used by investing activities	(951)	(10,501)	—	(11,452)
Financing activities:
Principal payments on long-term debt and notes payable	(166)	(1,003)	—	(1,169)
Advances on revolving line of credit	60,000	—	—	60,000
Payments on revolving line of credit	(53,500)	—	—	(53,500)
Payments for debt issuance cost	(245)	—	—	(245)
Net cash provided (used) by financing activities	6,089	(1,003)	—	5,086
Net (decrease) increase in cash and cash equivalents	(5,029)	(462)	—	(5,491)
Cash and cash equivalents, beginning of period	7,058	869	—	7,927
Cash and cash equivalents, end of period	$2,029	$407	$—	$2,436

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2015

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2014

	LMIA(Guarantor Parent)	Guarantor Subsidiaries	Consolidating/Eliminating Entries	Consolidated
Operating activities:
Net (loss)/income	$(7,756)	$4,604	$(4,701)	$(7,853)
Adjustments for non-cash items	3,977	10,173	4,701	18,851
Net changes in operating assets and liabilities, net of acquired businesses	9,960	(6,018)	—	3,942
Intercompany activity	845	(845)	—	—
Net cash (used)/provided by operating activities	7,026	7,914	—	14,940
Investing activities:
Additions to property, plant and equipment	(74)	(7,711)	—	(7,785)
Acquisitions, net of cash acquired	—	—	—	—
Proceeds from sale of equipment	3	978	—	981
Net cash used by investing activities	(71)	(6,733)	—	(6,804)
Financing activities:
Proceeds from issuance of debt	250,000	—	—	250,000
Principal payments on long-term debt and notes payable	(223,035)	(1,192)	—	(224,227)
Advances on revolving line of credit	52,500	—	—	52,500
Payments on revolving line of credit	(79,500)	—	—	(79,500)
Payments for debt issuance cost	(6,692)	—	—	(6,692)
Other, net	(28)	—	—	(28)
Net cash provided (used) by financing activities	(6,755)	(1,192)	—	(7,947)
Net (decrease) increase in cash and cash equivalents	200	(11)	—	189
Cash and cash equivalents, beginning of period	405	1,167	—	1,572
Cash and cash equivalents, end of period	$605	$1,156	$—	$1,761

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

Three months ended June 30, 2015 compared to three months ended June 30, 2014

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

The following table is a summary of the Company's operating results for the three months ended June 30, 2015 and 2014, respectively:

	Three Months Ended June 30, 2015
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$85.3	$12.5	$(0.2)	$97.6
Cost of sales	68.2	10.8	(0.2)	78.8
Gross profit	17.1	1.7	—	18.8
S, G, & A	11.0	1.9	—	12.9
Income from operations	$6.1	$(0.2)	$—	$5.9

	Three Months Ended June 30, 2014
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$88.5	$17.8	$(0.4)	$105.9
Cost of sales	72.6	14.6	(0.3)	86.9
Gross profit	15.9	3.2	(0.1)	19.0
S, G, & A	12.7	2.2	—	14.9
Income from operations	$3.2	$1.0	$(0.1)	$4.1

Aerostructures Segment

Net Sales.  Net sales were $85.3 million for the second quarter of 2015, a 3.6% decrease from $88.5 million in the second quarter of 2014.  The following table specifies the amount of the Aerostructures segment’s net sales by category for the second quarter of 2015 and 2014 and the percentage of the segment’s total net sales for each period represented by each category:

	Three Months Ended June 30,
Category	2015	% of Total	2014	% of Total
	($ in millions)
Large commercial aircraft	$45.4	53.2%	$42.9	48.5%
Corporate and regional aircraft	21.3	25.0%	27.2	30.7%
Military	11.6	13.6%	11.7	13.2%
Other	7.0	8.2%	6.7	7.6%
Total	$85.3	100.0%	$88.5	100.0%

Net sales of large commercial aircraft products increased 5.8% in the second quarter of 2015 when compared to the second quarter of 2014. The most significant increase in revenue in the category was attributable to increased content and higher production rates on the Boeing 787 platform, which generated $7.3 million in the second quarter of 2015 compared to $4.1 million in the second quarter of 2014. We expect the Boeing 787 platform to generate similar levels of revenue throughout 2015. In addition, sales on Boeing 737 and 747 platforms increased $0.6 million and $0.3 million, respectively to $25.7 million and $3.2 million, respectively, in the second quarter of 2015 from $25.1 million and $2.9 million, respectively, in the second quarter of 2014. These increases were partially offset by decreases in the sale of wing modification products which generated revenue of $1.8 million in the second quarter of 2015 compared to $3.6 million in the second quarter of 2014.

Net sales of components for corporate and regional aircraft decreased 21.7% during the second quarter of 2015. The decrease in revenue was primarily attributable to a decrease of $5.7 million in tooling sales on the Gulfstream G500 program in the second quarter of 2014 that did not recur in 2015.

Net sales of military products decreased 0.9% during the second quarter of 2015.  The decrease is primarily due to reductions in revenues on the Boeing Apache and C-17 programs of $0.7 million and $0.5 million, respectively, in the second quarter of 2015 compared to the second quarter of 2014. Revenues related to the Black Hawk helicopter also decreased from $5.2 million in the second quarter of 2014 to $4.8 million in the second quarter of 2015. These decreases were partially offset by increased revenue on the Lockheed Martin F-35 program of $0.6 million, from $0.6 million in the second quarter of 2015 to $1.2 million in the second quarter of 2015.

Cost of Goods Sold.  Cost of goods sold for the second quarter of 2015 was $68.2 million compared to $72.6 million for the second quarter of 2014. Cost of goods sold in the second quarter of 2015 was favorably impacted by cost reduction initiatives implemented throughout the last twelve months. Cost of goods sold in the second quarter of 2014 was unfavorably impacted by product mix, as tooling revenue comprised $6.7 million in sales for the quarter with a realized gross profit margin of 6%.

Gross Profit.  Gross profit for the second quarter of 2015 was $17.1 million (20.0% of net sales) compared to $15.9 million (18.0% of net sales) in the second quarter of 2014. Sales on long-term production contracts, which were at higher margins when compared to those recognized in the second quarter of 2014, contributed to the improvement in gross profit margin in the second quarter of 2015. Gross profit in the second quarter of 2015 was favorably impacted by realized cost savings related to restructuring plans implemented during 2014.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $11.0 million (12.9% of net sales) for the second quarter of 2015, compared to $12.7 million (14.4% of net sales) for the second quarter of 2014.  The decrease in selling, general and administrative expenses primarily related to decreases of $0.5 million in restructuring expenses, $0.5 million in environmental expenses and $0.4 million in salary and related fringe benefits.

Engineering Services Segment

Net Sales.  The Engineering Services segment generates revenue primarily through the billing of employee time spent on customer projects.  Net sales for the Engineering Services segment were $12.5 million for the second quarter of 2015 as compared to $17.8 million for the second quarter of 2014, a decrease of 29.8%.  The following table specifies the amount of the Engineering Services segment’s net sales by category for the second quarter in each of 2015 and 2014 and the percentage of the segment’s total net sales represented by each category.

	Three Months Ended June 30,
Category	2015	% of Total	2014	% of Total
	($ in millions)
Large commercial aircraft	$5.1	40.8%	$8.6	48.3%
Corporate and regional aircraft	4.6	36.8%	5.1	28.7%
Military	2.5	20.0%	2.1	11.8%
Other	0.3	2.4%	2.0	11.2%
Total	$12.5	100.0%	$17.8	100.0%

Net sales of services for large commercial aircraft were $5.1 million in the second quarter of 2015, down 40.7% from $8.6 million in the second quarter of 2014. The decrease in this category was primarily attributable to a decline in sales on the Airbus 350 platform, which contributed $1.6 million of revenue in the second quarter of 2014 and no revenue in the second quarter of 2015, as the project is complete. In addition, maintenance and repair revenues and sales on the Boeing 787 program declined $1.5 million and $0.3 million, respectively, to $3.4 million and $0.0 million, respectively, in the second quarter of 2015 compared to $4.9 million and $0.3 million, respectively, in the second quarter of 2014.

Net sales of services related to corporate and regional aircraft were $4.6 million in the second quarter of 2015 compared to $5.1 million for the second quarter of 2014, a decrease of 9.8%.  The decrease in revenue was primarily related to the Bombardier Learjet L-85 program, which contributed $3.7 million in revenue that was canceled late 2014. This decrease was partially offset by increases of $1.5 million on the Bombardier Global 7000 program, $0.6 million on the Aerion AS2 program and $0.4 million on the Mitsubishi Regional Jet program.

Net sales of services for military programs were $2.5 million in the second quarter of 2015, up 19.0% from $2.1 million in the second quarter of 2014.  This increase was primarily attributable to sales on the Boeing F/A 18 program of $2.0 million in the second quarter of 2015 compared to $1.5 million in the second quarter of 2014.

Net sales related to design and delivery of tooling on various programs supporting commercial aircraft were $0.3 million for the second quarter of 2015, down 85.0%, from $2.0 million in the second quarter of 2014. Tooling sales on various Boeing programs in addition to a sales on a space program decreased $1.1 million and $0.4 million, respectively, in the second quarter of 2015 when compared to the second quarter of 2014.

Cost of Goods Sold. Cost of goods sold for the second quarter of 2015 was $10.8 million compared to $14.6 million for the second quarter of 2014.  The decrease in cost of goods sold was primarily due to reductions in direct labor, which is the result of lower demand for this segment.

Gross Profit.  Gross profit for the second quarter of 2015 was $1.7 million (13.6% of net sales) compared to $3.2 million (18.0% of net sales) in the second quarter of 2014.  The decrease in gross profit was primarily attributable to the decline in sales and unfavorable sales mix.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the second quarter of 2015 were $1.9 million, or 15.4% of net sales, compared to $2.2 million, or 12.4% of net sales, for the second quarter of 2014. The decrease in selling, general and administrative expenses primarily related to implemented cost reductions.

Non-segment Expenses

Interest Expense.  Interest expense was $5.6 million for the second quarter of 2015 and $13.6 million for the second quarter of 2014.  The second quarter of 2014 included a $9.1 million write-off of debt financing cost related to the termination of the Company's long-term credit agreement and the modification of its revolving credit agreement. In addition, interest expense related to outstanding borrowings has increased in the second quarter of 2015 when compared to the second quarter of 2014 due to increased average interest rates. During the second quarter of 2015, the Company's primary borrowing source was senior notes accruing interest at 7.375%. During the second quarter of 2014, the Company's primary borrowing source was a term loan accruing interest at 4.75%.

Income Tax Expense.  During the second quarter of 2015, the Company recorded an income tax benefit of $0.1 million compared to a $1.8 million benefit in the second quarter of 2014.  The Company's tax benefit in the three months ended June 30, 2014 reflects a tax benefit of approximately $2.6 million associated with the decision to carry back the net operating loss recognized in 2013, offset by the change in the valuation allowance on deferred tax benefits generated in the period.

The Company's tax expense in the three months ended June 30, 2015 reflects the recognition of a $0.1 million adjustment resulting from an audit of the Company's 2012 and 2013 tax returns by the Internal Revenue Service. This adjustment resulted from timing differences where the Company took deductions earlier than statutes would allow. This adjustment will be recovered in the future. However, due to the fact that the Company is in a full valuation allowance, the adjustment is reflected as an unfavorable charge to net income, as a valuation reserve is offsetting the deferred tax item.

Results of Operations

Six months ended June 30, 2015 compared to six months ended June 30, 2014

Consolidated Operations

The following table is a summary of the Company's operating results for the six months ended June 30, 2015 and 2014, respectively:

	Six Months Ended June 30, 2015
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$164.5	$26.0	$(0.5)	$190.0
Cost of sales	131.7	22.9	(0.5)	154.1
Gross profit	32.8	3.1	—	35.9
S, G, & A	21.6	4.1	—	25.7
Income from operations	$11.2	$(1.0)	$—	$10.2

	Six Months Ended June 30, 2014
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$166.2	$36.5	$(1.0)	$201.7
Cost of sales	136.1	30.1	(1.0)	165.2
Gross profit	30.1	6.4	—	36.5
S, G, & A	24.1	4.6	—	28.7
Income from operations	$6.0	$1.8	$—	$7.8

Aerostructures Segment

Net Sales.  Net sales were $164.5 million for the first six months of 2015, a 1.0% decrease from $166.2 million in the first six months of 2014.  The following table specifies the amount of the Aerostructures segment’s net sales by category for the first six months of 2015 and 2014 and the percentage of the segment’s total net sales for each period represented by each category:

	Six Months Ended June 30,
Category	2015	% of Total	2014	% of Total
	($ in millions)
Large commercial aircraft	$87.6	53.3%	$81.4	49.0%
Corporate and regional aircraft	41.8	25.4%	48.3	29.1%
Military	21.9	13.3%	23.8	14.3%
Other	13.2	8.0%	12.7	7.6%
Total	$164.5	100.0%	$166.2	100.0%

Net sales of large commercial aircraft products increased 7.6% in the first six months of 2015 when compared to the first six months of 2014. The most significant increase in revenue in the category was attributable to increased content and higher production rates on the Boeing 787 platform, which generated $13.8 million in the first six months of 2015 compared to $7.5 million in the first six months of 2014. We expect the Boeing 787 platform to generate similar levels of revenue throughout 2015. In addition, sales on Boeing 737 and 747 platforms increased $2.5 million and $0.7 million, respectively to $50.4 million and $6.3 million, respectively in the first six months of 2015 from $47.9 million and $5.6 million, respectively, in the first six months of 2014. These increases were partially offset by decreases in the sale of wing modification products which generated revenue of $3.2 million in the first six months of 2015 compared to $7.0 million in the first six months of 2014.

Net sales of components for corporate and regional aircraft decreased 13.5% during the first six months of 2015. The decrease in revenue was primarily attributable to a decrease of $5.7 million in tooling sales on the Gulfstream G500 program in the second quarter of 2014 that did not recur in 2015.

Net sales of military products decreased 8.0% during the first six months of 2015.  The decrease is primarily due to reductions in revenues on the Boeing C-17, Embraer KC-390 and Boeing V-22 programs of $1.0 million, $0.7 million and $0.6 million, respectively, in the first six months of 2015 compared to the first six months of 2014. Revenues related to the Black Hawk helicopter also decreased from $10.5 million in the first six months of 2014 to $9.8 million in the first six months of 2015. These decreases were partially offset by an increase in sales on the Lockheed Martin F-35 program of $1.1 million, from $0.9 million in the first six month of 2014 to $2.0 million in the first six months of 2015.

Cost of Goods Sold.  Cost of goods sold for the first six months of 2015 was $131.7 million compared to $136.1 million for the first six months of 2014. Cost of goods sold in 2015 was favorably impacted by cost reduction initiatives implemented throughout the last eighteen months. Cost of goods sold in the first six months of 2014 was unfavorably impacted by one-time costs incurred during the closure of the Precise Machine facility and relocation of Savannah machining operations in addition to unfavorable product mix relative to higher levels of tooling revenue.

Gross Profit.  Gross profit for the first six months of 2015 was $32.9 million (20.0% of net sales) compared to $30.1 million (18.1% of net sales) in the first six months of 2014. Higher production levels, improved performance on long-term contracts and other favorable product mix contributed to the improvement in gross profit margin in the first six months of 2015. Gross profit in the first six months of 2015 was favorably impacted by realized cost savings related to restructuring plans implemented during 2014 in addition to the non-recurrence of cost to implement those plans that was recognized in the first six months of 2014.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $21.6 million (13.1% of net sales) for the first six months of 2015 compared to $24.1 million (14.5% of net sales) for the first six months of 2014.  The decrease in selling, general and administrative expenses primarily related to decreases of $0.9 million in professional services, $0.7 million in restructuring expense, $0.5 million in salaries and related fringes and $0.5 million in environmental expenses.

Engineering Services Segment

Net Sales.  The Engineering Services segment generates revenue primarily through the billing of employee time spent on customer projects.  Net sales for the Engineering Services segment were $26.0 million for the first six months of 2015 as compared to $36.5 million for the first six months of 2014, a decrease of 28.8%.  The following table specifies the amount of the Engineering Services segment’s net sales by category for the first six months of 2015 and 2014 and the percentage of the segment’s total net sales represented by each category.

	Six Months Ended June 30,
Category	2015	% of Total	2014	% of Total
	($ in millions)
Large commercial aircraft	$10.3	39.6%	$18.5	50.7%
Corporate and regional aircraft	9.8	37.7%	8.5	23.3%
Military	5.1	19.6%	4.5	12.3%
Other	0.8	3.1%	5.0	13.7%
Total	$26.0	100.0%	$36.5	100.0%

Net sales of services for large commercial aircraft were $10.3 million in the first six months of 2015, down 44.3% from $18.5 million in the first six months of 2014. The decrease in this category was primarily attributable to a decline in sales related to the Airbus 350 platform which decreased from $4.0 million in the first six months of 2014 to $0.2 million in the first six months of 2015. In addition, sales on the Boeing 787 program and maintenance and repair revenues declined $0.7 million and $2.4 million, respectively, to $0.1 million and $7.1 million, respectively, in the first six months of 2015 compared to $0.8 million and $9.5 million, respectively in the first six months of 2014. Sales related to the Goodrich Nacelle program also contributed to the decline in this market, which contributed $0.0 million in the first six months of 2015 compared to $1.4 million in the first six months of 2014.

Net sales of services related to corporate and regional aircraft were $9.8 million in the first six months of 2015 compared to $8.5 million for the first six months of 2014, an increase of 15.3%.  The increase in sales is primarily related to the Bombardier Global 7000 program, which contributed $5.1 million in the first six months of 2015 compared to $1.1 million in the first six months of 2014. In addition, sales increased on the Aerion AS2 and Mitsubishi Regional Jet program by $1.4 million and $1.0 million, respectively, from $0.1 million and $1.0 million, respectively, in the first six months of 2014 to $1.5 million and $2.0 million, respectively, in the first six months of 2015. These increases were partially offset by a $5.2 million decrease in sales on the Bombardier Learjet L-85 program that was canceled in late 2014.

Net sales of services for military programs were $5.1 million in the first six months of 2015, up 13.3% from $4.5 million in the first six months of 2014.  This increase was primarily attributable to sales on the Boeing F/A 18 program of $3.8 million in the first six months of 2015, compared to $2.8 million in the first six months of 2014. This increase was partially offset by a $0.6 million reduction on the Embraer KC-390 program as the program design phase is nearing completion.

Net sales related to design and delivery of tooling on various commercial aircraft programs were $0.8 million for the first six months of 2015, down 84.0%, from $5.0 million in the first six months of 2014. Tooling sales on various Boeing programs and sales on a space program decreased $2.5 million and $1.2 million, respectively, in the first six months of 2015 when compared to the first six months of 2014.

Cost of Goods Sold. Cost of goods sold for the first six months of 2015 was $22.9 million compared to $30.1 million for the first six months of 2014.  The decrease in cost of goods sold was primarily due to reductions in direct labor, which is the result of lower demand for this segment.

Gross Profit.  Gross profit for the first six months of 2015 was $3.1 million (11.8% of net sales) compared to $6.4 million (17.5% of net sales) in the first six months of 2014.  The decrease in gross profit was primarily attributable to the decline in sales and fixed cost utilization.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the first six months of 2015 were $4.1 million, or 15.7% of net sales, compared to $4.6 million, or 12.6% of net sales, for the first six months of 2014. The decrease in selling, general and administrative expenses primarily related to implemented cost reductions.

Non-segment Expenses

Interest Expense.  Interest expense was $11.1 million for the first six months of 2015 and $17.9 million for the first six months of 2014.  The first six months of 2014 included a $9.1 million write-off of debt financing cost related to the termination of the Company's long-term credit agreement and the modification of its revolving credit agreement. In addition, interest expense related to outstanding borrowings has increased in the first six months of 2015 when compared to the first six months of 2014 due to increased average interest rates. During the first six months of 2015, the Company's primary indebtedness was senior notes accruing interest at 7.375%. During the first six months of 2014, the Company's primary indebtedness was a term loan accruing interest at 4.75%.

Income Tax Expense.  During the first six months of 2015, the Company recorded an income tax expense of $0.2 million compared to a $1.8 million income tax benefit in the first six months of 2014.  The Company's tax benefit in the six months ended June 30, 2014 reflects a tax benefit of approximately $2.6 million associated with the decision to carry back the net operating loss recognized in 2013, offset by the change in the valuation allowance on deferred tax benefits generated in the period.

The Company's tax expense in the six months ended June 30, 2015 reflects the recognition of a $0.5 million adjustment resulting from an audit of the Company's 2012 and 2013 tax returns by the Internal Revenue Service. This adjustment resulted from timing differences where the Company took deductions earlier than statutes would allow. This adjustment will be recovered in the future. However, due to the fact that the Company is in a full valuation allowance, the adjustment is reflected as an unfavorable charge to net income, as a valuation reserve is offsetting the deferred tax item.

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

The following financial items have been added back to net income when calculating EBITDA:

•	Interest expense;

•	Income tax expense;

•	Depreciation; and

•	Amortization.

The following additional financial items have been added back to net income when calculating Adjusted EBITDA:

•	Stock-based compensation;

•	Integration–related expenses;

•	Restructuring expenses;

•	Other (net).

Reconciliations of net income to EBITDA and Adjusted EBITDA were as follows:

	(In Thousands)		(In Thousands)
	Three Months Ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income (loss)	$378	$(7,411)	$(1,087)	$(7,853)
Depreciation and amortization (1)	5,007	5,457	9,920	11,004
Interest expense (2)	5,556	13,595	11,148	17,854
Income tax (benefit) expense	(149)	(1,787)	160	(1,803)
EBITDA	10,792	9,854	20,141	19,202
Stock-based compensation (3)	852	540	1,759	1,022
Integration expenses	66	245	173	493
Restructuring expenses (4)	518	1,095	792	1,523
Other, net	62	326	(37)	254
Adjusted EBITDA	$12,290	$12,060	$22,828	$22,494

(1)	Includes amortization of intangibles, amortization of long-term supply agreement consideration and depreciation expense.

(2)
The three and six months ended June 30, 2014 includes $793 related to the termination of interest rate derivatives and $8,340 related to the write-off of debt issuance costs associated with the June 19, 2014 modification of the Company's revolving credit agreement and the termination of its long-term credit agreement.

(3)
Includes share-based expense associated with the LMI Aerospace, Inc. 2005 Long-term Incentive Plan, the LMI Profit Sharing and Savings Plan and share-based payments to settle obligations under a consulting agreement. The three and six months ended June 30, 2015 also includes share-based expense associated with the Valent 401(k) Plan.

(4)
The three and six months ended June 30, 2015 includes expenses associated with severance related to the relocation of the St. Charles machine parts operations and other employment separation activities. The three and six months ended June 30, 2014 includes expenses associated with severance related to the Precise Machine facility closure, relocation of the Savannah, Georgia machining operations, and other employment separation activities.

Liquidity and Capital Resources

At June 30, 2015, the Company's primary source of outstanding indebtedness was second priority senior secured notes that mature in June of 2019. These notes accrue interest at 7.375% and require semi-annual interest payments. The Company's believes that the borrowings under these notes, in addition to available borrowings under its revolving credit facility, will provide the financial flexibility necessary to achieve its long-range strategic goals. For more information on the Company's debt structure, please see Note 6 - Long-term Debt and Capital Lease Obligations in the Notes to the Condensed Consolidated Financial Statements under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

During the first six months of 2015, operating activities provided $0.9 million in cash, compared to $14.9 million in the first six months of 2014.  Net cash provided by operating activities for the first six months of 2015 was unfavorably impacted by a $6.5 million payment of cash consideration to a key customer pursuant to a strategic partnership agreement. In exchange for this payment, the performance period of the statements of work for certain contracts with this customer was extended and the Company was granted preferred supplier status on certain future contracts. In addition, in the six months ended June 30, 2015, the Company made the first semi-annual interest payment of $10.3 million associated with its outstanding notes. Operating cash flow in the first six months of 2014 was favorably impacted by collection of a $13.5 million milestone payment on the KC-390 program in addition to a decrease in inventory of $4.3 million primarily related to a reduction in overall inventory spend.

Net cash used for investing activities was $11.5 million for the first six months of 2015, compared to $6.8 million for the first six months of 2014. Capital spending in the first six months of 2015 primarily related to the purchase of machinery and equipment to support production contracts in addition to the purchase of equipment primarily for environmental compliance at our Cuba, Missouri plant. Cash used in the first six months of 2014 included $3.0 million on machinery and equipment in support of new production contracts.

In the six months ended June 30, 2015, the Company funded operating and investing activities through net borrowings on its revolving credit facility of $6.5 million in addition to making principal payments on long-term debt of $1.2 million. During the quarter ended June 30, 2014, the Company used net free cash flow of $8.1 million to decrease outstanding borrowings by $1.2 million and fund the payment of $6.7 million in debt financing costs related to the issuance of $250.0 million in notes and the modification of its revolving credit facility.

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

 Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2015. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Amendment to Brian Olsen Employment Agreement.

On August 4, 2015, concurrent with being designated President, Engineering Services, the Company and Brian P. Olsen entered into Amendment 2 (the “Amendment”) to the Employment Agreement between the Company and Mr. Olsen. Starting February 9, 2015 Mr. Olsen began serving as the Acting President, Engineering Services.  Amongst other things, the Amendment: (i) designates Mr. Olsen as the President, Engineering Services, (ii) provides that effective July 13, 2015, Mr. Olsen’s annual base salary is $275,000, and (iii) provides that for each of 2015 and 2016, if certain Company and individual performance objectives are met, and Mr. Olsen remains employed with the Company, he will be paid an annual performance bonus with the target amount of that bonus to be between 30% and 45% of Mr. Olsen’s base salary.  The foregoing summary of the Amendment does not purport to be complete and is qualified in its entirety by reference to the complete Amendment, which is attached as Exhibit 10.5, and incorporated herein by reference, and by the terms of the Employment Agreement between Mr. Olsen and the Company dated January 1, 2014, as previously amended, attached as Exhibits 10.3 and 10.4, and incorporated herein by reference.

                Prior to being appointed President, Engineering Services, Mr. Olsen (age 55) has served in various roles and capacities as an employee of the Company, including having served as Executive Director of Business Development starting in 2011.   Additional information regarding Mr. Olsen’s background and business experience is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  Ms. Olsen has not had a direct or indirect material interest in any transaction with the Company required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Restructuring Plans

On August 7, 2015, the Company committed to a restructuring plan in its Aerostructures segment that is expected to result in closure of its Coweta, Oklahoma manufacturing facility. The statements of work in addition to necessary equipment and assets used in the machining operations at Coweta will be relocated to other facilities. Also on August 7, 2015, the Company's Engineering Services segment committed to closing its Melbourne, Australia and Greenville, South Carolina engineering offices as well as the elimination of certain additional management positions within the segment. All such closures are expected to be complete by the end of 2015.

Item 6.	Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Charles and State of Missouri on the 7th day of August, 2015.

LMI AEROSPACE, INC.

/s/ Daniel G. Korte
Daniel G. Korte
Chief Executive Officer
(Principal Executive Officer)

/s/ Clifford C. Stebe, Jr.
Clifford C. Stebe, Jr.
Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1
Restated Articles of Incorporation of the Company previously filed as Exhibit 3.1 to the Company’s Form S-1 (File No. 333-51357) filed on April 29, 1998 (the “Form S-1”) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company previously filed as Exhibit 3.2 to the Form S-1 and incorporated herein by reference.

3.3
Amendment to Restated Articles of Incorporation dated as of July 9, 2001 filed as Exhibit 3.3 to the Company’s Form 10-K for the fiscal year ended December 31, 2001 and filed April 1, 2002 and incorporated herein by reference.

3.4	Amendment to the Company’s Amended and Restated Bylaws filed as Exhibit 3.1 to the Company’s Form 8-K filed June 26, 2009 and incorporated herein by reference.

3.5	Amendment No. 2 to the Company’s Amended and Restated Bylaws filed as Exhibit 3.1 to the Company’s Form 8-K filed May 6, 2015 and incorporated herein by reference.

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

4.3
Notes Collateral Agreement dated as of June 19, 2014, by and among the Company, the domestic Guarantors, and U.S. Bank National Association, as Collateral Agent, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8‑K filed on June 20, 2014.

4.4
Notes Intellectual Property Security Agreement dated as of June 19, 2014, by and among the Company, certain Guarantors named therein, and U.S. Bank National Association, as Collateral Agent, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8‑K filed on June 20, 2014.

4.5
Registration Rights Agreement dated as of June 19, 2014, by and among the Company, the Guarantors named therein and RBC Capital Markets, LLC, on behalf of itself and as representative of the other initial purchasers named therein, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8‑K filed on June 20, 2014.

4.6
Intercreditor Agreement dated as of June 19, 2014, by and between Royal Bank of Canada, as First-Lien Collateral Agent, and U.S. Bank National Association, as Second-Lien Collateral Agent, incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8‑K filed on June 20, 2014.

10.1 Ω	Restricted Stock Award Agreement between LMI Aerospace, Inc. and Daniel G. Korte dated July 1, 2015 (performance based vesting), filed herewith.

10.2	Restricted Stock Award Agreement between LMI Aerospace, Inc. and Daniel G. Korte dated July 1, 2015 (time based vesting), filed herewith.

10.3	Employment Agreement between LMI Aerospace, Inc. and Brian Olsen dated January 1, 2014, filed herewith

10.4	Amendment No. 1 to the Employment Agreement by and between LMI Aerospace, Inc. and Brian Olsen dated February 14, 2014, filed herewith

10.5	Amendment No. 2 to the Employment Agreement by and between LMI Aerospace, Inc. and Brian Olsen dated August 4, 2015, filed herewith

10.6
Amendment No. 1 to the Employment Agreement by and between LMI Aerospace, Inc. and Daniel G. Korte dated May 18, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 27, 2015.

10.7	LMI Aerospace, Inc. 2015 Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2015.

31.1	Rule 13a-14(a) Certification of Daniel G. Korte, Chief Executive Officer filed herewith.

31.2	Rule 13a-14(a) Certification of Clifford C. Stebe, Jr., Chief Financial Officer filed herewith.

32.1	Certification of Daniel G. Korte, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification of Clifford C. Stebe, Jr., Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

101.ins	Instance Document

101.sch	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document

101.def	XBRL Taxonomy Extension Definition Linkbase Document

101.lab	XBRL Taxonomy Extension Label Linkbase Document

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document

Ω
Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary     of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended