Form 10-Q
period 2015-09-30
LMI AEROSPACE INC
filed 2015-11-06
CIK 1059562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015.
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

On November 2, 2015, there were 13,256,922 shares of our common stock, par value $0.02 per share, outstanding.

LMI AEROSPACE, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDING SEPTEMBER 30, 2015

PART I.  FINANCIAL INFORMATION

 PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
LMI Aerospace, Inc. Condensed Consolidated Balance Sheets (Amounts in thousands, except share and per share data) (Unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$476	$7,927
Accounts receivable, net	61,389	58,234
Inventories	118,877	114,279
Prepaid expenses and other current assets	10,830	10,255
Deferred income taxes	3,775	3,913
Total current assets	195,347	194,608

Property, plant and equipment, net	101,102	99,482
Goodwill	86,784	86,784
Intangible assets, net	47,671	50,940
Other assets	8,971	10,622
Total assets	$439,875	$442,436

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$17,961	$21,755
Accrued expenses	24,634	26,072
Current installments of long-term debt and capital lease obligations	3,557	3,424
Total current liabilities	46,152	51,251

Long-term liabilities:
Long-term debt and capital lease obligations, less current installments	267,607	265,554
Other long-term liabilities	3,101	3,289
Deferred income taxes	4,155	4,207
Total long-term liabilities	274,863	273,050

Shareholders’ equity:
Common stock, $0.02 par value per share; authorized 28,000,000 shares; issued 13,287,688 and 13,089,003 shares at September 30, 2015 and December 31, 2014, respectively	266	262
Preferred stock, $0.02 par value per share; authorized 2,000,000 shares; none issued at either date	—	—
Additional paid-in capital	97,239	95,460
Accumulated other comprehensive loss	(201)	(170)
Treasury stock, at cost, 30,767 and 28,396 shares at September 30, 2015 and December 31, 2014, respectively	(333)	(359)
Retained earnings	21,889	22,942
Total shareholders’ equity	118,860	118,135
Total liabilities and shareholders’ equity	$439,875	$442,436

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc. Condensed Consolidated Statements of Comprehensive Income (Loss) (Amounts in thousands, except share and per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Sales and service revenue
Product sales	$84,114	$81,693	$246,730	$245,349
Service revenue	11,519	15,642	38,928	53,674
Net sales	95,633	97,335	285,658	299,023
Cost of sales and service revenue
Cost of product sales	67,514	61,535	197,211	195,170
Cost of service revenue	11,493	13,757	35,853	45,215
Cost of sales	79,007	75,292	233,064	240,385
Gross profit	16,626	22,043	52,594	58,638

Selling, general and administrative expenses	8,979	14,615	33,980	41,770
Restructuring expense	1,575	765	2,368	2,288
Income from operations	6,072	6,663	16,246	14,580

Other (expense) income:
Interest expense	(5,653)	(5,946)	(16,802)	(23,800)
Other, net	(136)	(75)	(89)	205
Total other expense	(5,789)	(6,021)	(16,891)	(23,595)

Income (loss) before income taxes	283	642	(645)	(9,015)
Provision (benefit) for income taxes	249	(754)	408	(2,557)

Net income (loss)	34	1,396	(1,053)	(6,458)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(32)	(112)	(31)	(18)
Reclassification adjustment for losses on interest rate hedges included in net earnings, net of tax of $0, $0, $0 and $157	—	—	—	278
Total comprehensive income (loss)	$2	$1,284	$(1,084)	$(6,198)

Amounts per common share:
Net income (loss) per common share	$0.00	$0.11	$(0.08)	$(0.51)

Net income (loss) per common share assuming dilution	$0.00	$0.11	$(0.08)	$(0.51)

Weighted average common shares outstanding	12,907,938	12,740,034	12,851,456	12,704,568

Weighted average dilutive common shares outstanding	13,050,238	12,887,363	12,851,456	12,704,568

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc. Condensed Consolidated Statements of Cash Flows (Amounts in thousands) (Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net loss	$(1,053)	$(6,458)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,018	17,002
Stock based compensation	1,424	1,442
Debt issuance cost write-off	—	8,464
Payments to settle interest rate derivatives	—	(793)
Deferred taxes	(78)	147
Other non-cash items	(94)	(87)
Changes in operating assets and liabilities:
Accounts receivable	(3,238)	8,187
Inventories	(4,993)	2,079
Prepaid expenses and other assets	1,914	2,003
Current income taxes	(75)	(2,899)
Accounts payable	(1,754)	785
Accrued expenses	(1,354)	6,144
Net cash provided by operating activities	5,717	36,016
Investing activities:
Additions to property, plant and equipment	(15,305)	(10,302)
Proceeds from sale of property, plant and equipment	260	981
Net cash used by investing activities	(15,045)	(9,321)
Financing activities:
Proceeds from issuance of debt	—	250,000
Principal payments on long-term debt and notes payable	(1,814)	(231,898)
Advances on revolving line of credit	93,500	60,000
Payments on revolving line of credit	(89,500)	(96,000)
Payments for debt issuance cost	(309)	(7,881)
Other, net	—	(28)
Net cash provided (used) by financing activities	1,877	(25,807)
Net (decrease) increase in cash and cash equivalents	(7,451)	888
Cash and cash equivalents, beginning of period	7,927	1,572
Cash and cash equivalents, end of period	$476	$2,460
Supplemental disclosure of noncash transactions:
Defined contribution plan funding in Company stock	$710	$848

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2015

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair representation have been included.  Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the  Annual Report on Form 10-K of LMI Aerospace, Inc. (the "Company”) for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 16, 2015.

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

In April 2015, the FASB issued ASU 2015-03, "Interest-Imputation of Interest", which requires that debt issuance costs related to a debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance of debt issuance costs are not affected by the amendments in this update. FASB ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015 and requires the Company to apply the new guidance on a retrospective basis upon adoption. The adoption of FASB ASU 2015-03 is not expected to have a material impact on the Company’s consolidated financial statements.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2015

All other issued but not yet effective accounting pronouncements are not expected to have a material impact on our Condensed Consolidated Financial Statements.

2.	Accounts Receivable, Net

Accounts receivable, net consists of the following:

	September 30, 2015	December 31, 2014
Trade receivables	$49,741	$53,081
Unbilled revenue	6,004	4,036
Other receivables (1)	5,870	1,581
	61,615	58,698
Less: Allowance for doubtful accounts	(226)	(464)
Accounts receivable, net	$61,389	$58,234
(1) At September 30, 2015, includes $4,266 related to the settlement of a lawsuit in the third quarter of 2015. See Note 14, "Legal Contingencies," in the Notes to the Condensed Consolidated Financial Statements.

Under contract accounting, unbilled revenues arise when the sales or revenues based on performance attainment, though appropriately recognized, cannot be billed yet under terms of the contract as of the balance sheet date. Included in unbilled revenue at September 30, 2015 and December 31, 2014 are $195 and $549, respectively, related to unpriced change orders or claims that are subject to negotiation. The final resolution of these unpriced items could result in either a favorable or unfavorable change in the revenue recognized to date on the associated contracts.

Accounts receivable expected to be collected after one year is not material.

The Company records changes in contract estimates using the cumulative catch-up method in accordance with the Revenue Recognition topic of the FASB Accounting Standards Codification.  Cumulative catch-up adjustments had the following impacts to operating income for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Favorable adjustments	$96	$4,898	$554	$5,620
Unfavorable adjustments	(2,183)	(545)	(2,214)	(727)
Net favorable (unfavorable) operating income adjustments	$(2,087)	$4,353	$(1,660)	$4,893

The unfavorable cumulative catch-up adjustments recorded in the third quarter of 2015 primarily related to higher projected engineering costs, identified in the third quarter of 2015, which are required to meet customer specifications on the Mitsubishi Regional Jet design-build program. The adjustment related to this program was $1,738 and was recorded as a reduction of revenue in the Consolidated Statements of Comprehensive Income (Loss).

The favorable cumulative adjustments recorded in the third quarter of 2014 related to the reversal of a loss reserve. This adjustment was recognized after the Company settlement of an unpriced change order and secured more favorable future material pricing with respect to this contract. The impact of reversing the loss reserve was $4,602 and $5,267 for the three and nine months ended September 30, 2014 and was recorded in the cost of goods sold section of the Consolidated Statements of Comprehensive Income (Loss).

3.	Inventories

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2015

Inventories consist of the following:

	September 30, 2015	December 31, 2014
Raw materials	$14,606	$16,712
Work in progress	23,915	22,960
Manufactured and purchased components	20,016	21,296
Finished goods	29,253	32,403
Product inventory	87,790	93,371
Capitalized contract costs	31,087	20,908
Total inventories	$118,877	$114,279

Inventories include capitalized contract costs relating to programs and contracts with long-term production cycles.  The Company believes these amounts will be fully recovered over the life of the contracts. Anticipated losses on contracts are recognized, when required, and reported as a reduction of related contract costs recorded in inventory or accounts receivable and as additional cost of sales or as a reduction to revenue. The company is engaged in a contract accounted for using the cost to cost method where estimated costs exceed the total contract revenue. A provision for the remaining estimated loss on this contract of $121 and $0 was reported as a reduction of accounts receivable in the Condensed Consolidated Balance Sheet at September 30, 2015 and December 31, 2014, respectively.

In January 2015, the Company signed an agreement with a key customer to form a strategically aligned partnership. This agreement extended the performance period of the statements of work for certain contracts with the customer and gives the Company preferred supplier status on certain future contracts. In accordance with the contract terms, the Company made cash consideration payments of $4,800 in January 2015 and $1,700 in June 2015. The payments were recorded as an increase to capitalized contract costs and are being amortized as a reduction to revenue over the life of the associated contracts.

4.	Goodwill and Intangible Assets

Goodwill

The following table summarizes the net carrying amount of goodwill by segment at September 30, 2015 and December 31, 2014, respectively:

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

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2015

A goodwill impairment charge of $26,439 was recorded in the fourth quarter of 2014 related to the Engineering Services reporting unit. The impairment charge resulted from a persistent decline in revenues and profitability in 2014. In the first nine months of 2015, the reporting unit generated positive cash flow but did not meet overall expectations in terms of revenues, profits or cash flow. On August 7, 2015, the Company committed to a restructuring plan that will result in the closing of its Melbourne, Australia and Greenville, South Carolina engineering offices in addition to the elimination of additional management positions within the Engineering Services reporting unit. See Note 13, Restructuring, to the Condensed Consolidated Financial Statements under Part I, Item 8, "Financial Statements," for additional disclosure related to these items. If, despite these additional cost reduction efforts, the reporting unit's revenue and profitability were to continue to decline, it could lead to a triggering event and additional potential impairment for intangible assets and goodwill for the reporting unit in the future.

The carrying value of goodwill is assessed annually, during the fourth quarter, unless a triggering event occurs. Following an assessment an impairment charge is recorded if appropriate.  In the three and nine months ended September 30, 2015, no triggering event occurred that would cause the Company to assess the carrying value of goodwill.

Intangible Assets

Intangible assets primarily consist of trademarks and customer intangibles.  The carrying values were as follows:

	September 30, 2015	December 31, 2014
Trademarks	$778	$778
Customer intangible assets	68,991	68,991
Other	1,274	1,274
Accumulated amortization	(23,372)	(20,103)
Intangible assets, net	$47,671	$50,940

Intangibles amortization expense was $1,089 and $1,131 for the three months ended September 30, 2015 and 2014, respectively and $3,269 and $3,393 for the nine months ended September 30, 2015 and 2014, respectively. The accumulated amortization balances at September 30, 2015 and December 31, 2014, respectively, were $753 and $679 for trademarks, $21,791 and $18,716 for customer intangible assets, and $828 and $708 for other intangible assets.

Intangible assets related to the acquisition of Valent are amortized on the straight-line method as this approximates the pattern of economic benefit of each intangible asset.  All other remaining intangible assets are not material.

5.	Other Assets

Other assets consist of the following:

	September 30, 2015	December 31, 2014
Debt issuance cost, net	$7,353	$8,600
Other	1,618	2,022
Total other assets	$8,971	$10,622

In connection with the financing of its long-term indebtedness, the Company incurred debt issuance costs of $10,001. These costs are being amortized on a straight-line basis, which approximates the effective interest method, over the term of the indebtedness.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2015

6.	Long-term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following:

	September 30, 2015	December 31, 2014

Second priority senior secured notes at a fixed rate of 7.375% at September 30, 2015	$245,000	$245,000
Revolver under credit agreement, variable	4,000	—
Missouri IRBs at fixed rate of 2.80% at September 30, 2015 and December 31, 2014	7,011	7,334
Capital leases, at fixed rates ranging from 2.04% to 7.73% at September 30, 2015 and December 31, 2014	12,125	13,288
Notes payable, principal and interest payable monthly, at fixed rates up to 2.56% at September 30, 2015 and December 31, 2014, respectively	3,028	3,356
Total debt	$271,164	$268,978
Less current installments	3,557	3,424
Total long-term debt and capital lease obligations	$267,607	$265,554

At September 30, 2015, the Company had $245,000 in outstanding second-priority senior secured notes maturing on June 19, 2019. Obligations under these notes are secured by substantially all of the Company’s assets and bear interest at 7.375%, paid semi-annually in January and July.

The Company's revolving credit agreement provides for a revolving credit facility of up to $90,000.  Under the agreement, the co-collateral agents may establish a reserve against the facility. At September 30, 2015, the reserve established was $15,000, which reduced the maximum availability to $75,000. Based on the amount of eligible assets at September 30, 2015 and outstanding letters of credit of $1,138, available borrowings were further reduced to $54,781. The maximum amount, less reserves, available for borrowing at levels below $30,000 is based on a sum of 45% of eligible receivables, 30% of eligible inventories and an additional amount of eligible equipment up to 20% of total borrowings under the facility. The maximum amount, less reserves, available for borrowing at levels above $30,000 is based on a sum of 75% of eligible receivables, 45% of eligible inventories and an additional amount of eligible equipment up to 20% of total borrowings under the facility. Borrowings under the facility are secured by a first lien on substantially all of the Company’s assets and bear interest at either the LIBOR rate plus a margin of 3.00% to 3.50% or the alternate base rate, which is the highest of the following plus a margin of 2.00% to 2.50%, respectively, with the applicable margins for the revolving credit facility subject to a grid based on the average availability ratio of the Company for the most recently completed quarter:

•Prime rate,
•Federal funds rate plus 0.5%, or,
•The adjusted Eurodollar rate for an interest period of one month plus 1.0%.

For both the three and the nine months ended September 30, 2015, the actual interest rate incurred for the revolving credit facility was 4.6%.

The Company is required to pay a commitment fee of between 0.375% and 0.5% per annum on the unused portion of the revolving credit facility, depending on the average revolver usage during the period as compared to the total available borrowings under the facility. At September 30, 2015, the commitment fee required was 0.5%.

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
September 30, 2015

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

At September 30, 2015, the Company was in compliance with all of its covenants and expects to be in compliance with its covenants in future periods.  If the Company fails to meet any covenants in the credit agreement, the Company would not be in compliance with its credit agreement and the lenders would be entitled to exercise various rights, including causing the amounts outstanding under the revolving credit facility to become immediately due and payable.

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

The Company designated and accounted for these swaps and purchased options as cash flow hedges of interest rate risk.  The Company reported the gain or loss, net of taxes, from the effective portion of the hedge as a component of Accumulated Other Comprehensive Income (“AOCI”) deferring it and reclassifying it into earnings in the same period or periods in which the hedged transaction affects earnings and in the same line item on the Condensed Consolidated Statements of Comprehensive Income (Loss) as the impact of the hedged transaction.  The cumulative amounts reported in AOCI related to these derivatives were reclassified from AOCI to interest expense on the Condensed Consolidated Statements of Comprehensive Income (Loss) in the nine months ended September 30, 2014. The Company did not use these derivative instruments for trading or speculative purposes.

The following amounts are included in OCI and earnings for the three and nine months ended September 30, 2015 and September 30, 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest Rate Derivatives in Cash Flow Hedging Relationship
Amount of Gain (Loss) Recognized in AOCI, net of tax, on Derivative (Effective Portion)	$—	$—	$—	$—

Amount of (Gain) Loss Reclassified from AOCI into Income (Effective Portion)	$—	$—	$—	$793

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2015

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerators
Net income (loss)	$34	$1,396	$(1,053)	$(6,458)
Denominators
Weighted average common shares - basic	12,907,938	12,740,034	12,851,456	12,704,568

Dilutive effect of restricted stock	142,300	147,329	—	—

Weighted average common shares - diluted	13,050,238	12,887,363	12,851,456	12,704,568

Basic earnings (loss) per share	$0.00	$0.11	$(0.08)	$(0.51)

Diluted earnings (loss) per share	$0.00	$0.11	$(0.08)	$(0.51)

For the nine months ended September 30, 2015 and September 30, 2014, 216,872 and 145,710 shares, respectively, are not included in the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive. These securities could be dilutive in future periods.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2015

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

All outstanding share-based grants are in the form of restricted stock. A summary of the activity for non-vested restricted stock awards under the 2005 Plan is presented below:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	296,782	$16.58
Granted	131,703	13.22
Vested	(131,986)	17.57
Forfeited	(34,411)	15.35
Outstanding at September 30, 2015	262,088	$14.56

Common stock compensation expense related to restricted stock awards granted under the 2005 Plan was $224 and $765 for the three months ended September 30, 2015 and 2014, respectively and $1,154 and $1,442 for the nine months ended September 30, 2015 and 2014, respectively.

Total unrecognized compensation costs related to non-vested, share-based awards granted or awarded under the 2005 Plan were $2,023 and $2,036 at September 30, 2015 and December 31, 2014, respectively.  These costs are expected to be recognized over a weighted average period of 1.8 years and 1.2 years, at September 30, 2015 and December 31, 2014, respectively.

As of July 7, 2015 the Company was no longer able to grant awards under the 2005 Plan.

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

All outstanding share-based grants are in the form of restricted stock. A summary of the activity for non-vested restricted stock awards under the 2015 Plan is presented below:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	—	$—
Granted	61,801	9.79
Vested	—	—
Forfeited	—	—
Outstanding at September 30, 2015	61,801	$9.79

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2015

Common stock compensation expense related to restricted stock awards granted under the 2015 Plan was $151 and $0 for the three months ended September 30, 2015 and 2014, respectively and $151 and $0 for the nine months ended September 30, 2015 and 2014, respectively.

Total unrecognized compensation costs related to non-vested, share-based awards granted or awarded under the 2015 Plan were $454 and $0 at September 30, 2015 and December 31, 2014, respectively.  These costs are expected to be recognized over a weighted average period of 0.8 years at September 30, 2015.

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

Corporate assets, liabilities and expenses related to the Company's corporate offices, except for interest expense and income taxes, primarily support, and are recorded in, the Aerostructures segment. The table below presents information about reported segments on the same basis used internally to evaluate segment performance:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net sales:
Aerostructures	$85,119	$82,914	$249,661	$249,101
Engineering Services	10,826	14,714	36,818	51,235
Eliminations	(312)	(293)	(821)	(1,313)
	$95,633	$97,335	$285,658	$299,023

Income from operations:
Aerostructures	$8,918	$7,888	$20,063	$14,010
Engineering Services	(2,805)	(1,216)	(3,803)	666
Eliminations	(41)	(9)	(14)	(96)
	$6,072	$6,663	$16,246	$14,580

11.	Customer Concentration

Direct sales, through both of the Company’s business segments, to our largest customer, Spirit Aerosystems (“Spirit”), accounted for 34.4% and 34.4% of the Company’s total revenues for the three months ended September 30, 2015 and 2014, respectively. Direct sales to Spirit accounted for 34.8% and 33.7% of the Company's total revenues for the nine months ended September 30, 2015 and 2014, respectively. Accounts receivable balances related to Spirit were 26.9% and 33.3% of the Company’s total accounts receivable balance at September 30, 2015 and December 31, 2014, respectively.

Direct sales, through both of the Company’s business segments, to our second largest customer, Gulfstream Aerospace Corporation, a General Dynamics company (“Gulfstream”), accounted for 15.9% and 14.3% of the Company’s total revenues for the three months ended September 30, 2015 and 2014, respectively.  Direct sales to Gulfstream accounted for 14.3% and 15.3% of the Company's total revenues for the nine months ended September 30, 2015 and 2014, respectively. Accounts receivable balances related to Gulfstream were 15.7% and 13.1% of the Company’s total accounts receivable balance at September 30, 2015 and December 31, 2014, respectively.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2015

Direct sales, through both of the Company’s business segments, to our third largest customer, The Boeing Company, (“Boeing”), accounted for 12.6% and 10.0% of the Company’s total revenues for the three months ended September 30, 2015 and 2014, respectively. Direct sales to Boeing accounted for 11.4% and 10.9% of the Company's total revenues for the nine months ended September 30, 2015 and 2014, respectively. Accounts receivable balances resulting from direct sales to Boeing were 6.2% and 7.4% of the Company’s total accounts receivable balance at September 30, 2015 and December 31, 2014, respectively.

12.	Income Taxes

The Company records income tax expense or benefit each quarter based on its estimated full-year effective tax rate. Income tax expense of $249 and $408 were recognized in the three and nine months ended September 30, 2015, respectively. Income tax benefit of $754 and $2,557 were recognized in the three and nine months ended September 30, 2014, respectively. The Company's tax benefit in the three and nine months ended September 30, 2014 reflects a net tax benefit of $2,582 related to the decision to carry back the net operating loss recognized in 2013. The Company continues to carry a full valuation allowance on its net deferred tax assets, which totaled $13,588 and $12,676 at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015, the Company has recorded a receivable of $7,069 primarily related to the filing of the 2014 federal tax return.

13.	Restructuring

The Company committed to and implemented various restructuring plans in 2014 and 2015. Included in those plans were the closure of the Precise Machine facility in Fort Worth, Texas, and the relocation of the machining operations in both Savannah, Georgia and St. Charles, Missouri to other facilities within the Company. Other employment separation activities were also implemented as part of the Company's overall reorganization and cost reduction initiatives. In addition, in the third quarter of 2015, the Company committed to the closing of its Melbourne, Australia and Greenville, South Carolina engineering offices, the elimination of additional management positions within the Engineering Services segment and the closure of its Coweta, Oklahoma manufacturing facility. The expense associated with these plans was reflected in the selling, general, and administrative section on a separate line of the Condensed Consolidated Statements of Comprehensive Income (Loss). The following table summarizes the incurred charges associated with these restructuring activities:

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Precise Machine facility closure	$—	$(18)	$—	$287
Savannah machining operations relocation	—	—	—	47
St. Charles machine parts operations relocation	—	—	378	—
Coweta machining facility closure	64	—	64	—
Greenville office closure	501	—	501	—
Australia office closure	34	—	34	—
Other employment separation activities	976	783	1,391	1,954
Total	$1,575	$765	$2,368	$2,288

The Savannah, Georgia and Precise plans were completed in the second quarter of 2014. The St. Charles and Greenville plans were completed in the second and third quarter of 2015, respectively. The Company expects the Coweta and Australia plans to be completed in the fourth quarter of 2015.

Cash payments were made associated with these restructuring plans of $1,165 and $253 in the three months ended September 30, 2015 and September 30, 2014, respectively and $2,175 and $1,441 in the nine months ended September 30, 2015 and September 30, 2014, respectively.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2015

The following table summarizes the incurred and expected charges associated with these restructuring activities:

	Expense	Remaining	Total Expense
	Incurred through	Expense to be	Expected to be
	September 30, 2015	Incurred	Incurred

Employee severance arrangement - Precise	$615	$—	$615
Employee severance arrangement - Savannah	47	—	47
Employee severance arrangement - St. Charles	378	—	378
Employee severance arrangement - Coweta	64	28	92
Employee severance arrangement - Greenville	376	—	376
Employee severance arrangement - Australia	34	—	34
Other employee severance arrangements	3,529	—	3,529
Lease termination costs - Precise	124	—	124
Lease termination costs - Greenville	125	—	125
Other restructuring expenses	115	—	115
Total	$5,407	$28	$5,435

The following table summarizes the Company's restructuring activities during the nine months ended September 30, 2015:

Employee
Severance

Accrued restructuring balance as of December 31, 2014	$739
Accrual additions	2,368
Cash payments	(2,175)
Accrued restructuring balance as of September 30, 2015	$932

Accrued restructuring of $932 at September 30, 2015 is expected to be paid over the next three quarters.

14.	Legal Contingencies

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

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2015

Regulatory Actions
In August 2013, the Environmental Protection Agency (“EPA”) and the U.S. Dept. of Justice (“DoJ”) commenced an investigation into allegations of low pH wastewater releases claimed to have occurred between 2009 and 2013 at Ozark Mountain Technologies ("OMT"), a subsidiary of LMI (the “Waste Water Allegations”). On April 24, 2015, the Company settled the Waste Water Allegations pursuant to a settlement agreement with DoJ (“Plea Agreement”). Per the terms of the Plea Agreement, OMT plead guilty to one count of negligently violating the Federal Water Pollution Control Act and paid a fine of $694 in the quarter ended June 30, 2015. In connection with the Plea Agreement, DoJ agreed that no further federal criminal or civil prosecution will be brought against OMT relative to certain other possible instances of environmental non-compliance that the Company voluntarily reported to the EPA in December 2013 as part of the EPA’s Audit Policy.

In November, 2013, the Attorney General of the State of Missouri (the “Missouri AG”) contacted LMI regarding alleged violations of certain state environmental regulations involving the discharge of pollutants and water contaminants claimed to have occurred in 2011 by OMT (the “Missouri AG Matter”).  On February 25, 2015, the Missouri AG filed a Petition against OMT alleging pollution of state waters, violation of pretreatment regulations and violation of water quality standards.  In the quarter ended June 30, 2015, OMT settled the Missouri AG Matter and in July of 2015 paid civil penalties of $175.
The fine and civil penalties paid in connection with both settlements described above were consistent with the previously established, respective, loss contingencies as disclosed in the Company’s 2014 Form 10-K, Item 3 - Legal Proceedings.
Civil Action
In December 2012, OMT became an indirect subsidiary of LMI as a result of LMI’s acquisition of Valent Aerostructures, LLC (“Valent”) from the former equity owners of Valent, including Tech Investments, LLC and Tech Investments II, LLC (together, “Tech”). Also as a result of the transaction, Tech became the beneficial owners of approximately 5.5% of LMI’s common stock. Pursuant to the terms of the purchase agreement, as amended (the “Valent Purchase Agreement”), $5,000 of the purchase price remained subject to an indemnification escrow arrangement (the “Escrow Funds”) and 783,798 shares of LMI’s common stock issued as part of the purchase price were subject to indemnification lock-up agreements (the “Locked-Up Shares”). On September 22, 2015, LMI and the former equity owners of Valent (the “Parties”) submitted to mediation and executed an agreement setting forth terms of a settlement with respect to the resolution of certain indemnification claims and other disputes involving, among other things, the OMT matters discussed above, and on November 5, 2015, the Parties executed the definitive settlement documents (the agreement and documents collectively being referred to as the “Settlement Agreements”). The claims and disputes resolved by the settlement had become the subject of legal proceedings that commenced with the filing of a declaratory action by Tech in December 2014 (the “Tech Lawsuit”).  Pursuant to the terms of the Settlement Agreements, (a) the Tech Lawsuit will be dismissed with prejudice, (b) $3,109 of the Escrow Funds will be disbursed to the Company and the remaining amount of Escrow Funds will be retained by Tech, (c) Tech has assumed an approximate $1,167 payment obligation of the Company to a predecessor owner of OMT that remained under a purchase agreement the Company acquired as part of the Company’s acquisition of Valent; (d) the Locked-up Shares will be released to Tech, excluding any portion needed to secure Tech’s obligation described in subsection (c) above; and (e) all parties entered into a mutual release of claims and disputes other than those based on certain environmental representations of the former equity owners of Valent under the Valent Purchase Agreement. The settlement also resulted in the Company assuming other liabilities of $484, recording the write-off of a previously recorded receivable of $389 and recording other expenses of $68. The net impact of the settlement resulted in a gain of $3,325 which is recorded in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

15.	Condensed Consolidating Financial Statements

LMI Aerospace, Inc. excluding its subsidiaries (“LMIA”) is the parent company, issuer and obligor of the second-priority senior notes due June 19, 2019 (the “Notes”). The payment obligations of LMIA under the Notes are guaranteed and secured by LMIA and all of its subsidiaries other than minor subsidiaries as further described below.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2015

These Notes are guaranteed on a second-priority senior secured basis, jointly and severally, by LMIA (“Guarantor Parent”) and all of its existing and future 100% owned subsidiaries (collectively, the “Guarantor Subsidiaries”) other than minor subsidiaries. Such guaranties are full and unconditional. LMIA conducts substantially all of its business through and derives virtually all of its income from its subsidiaries. Therefore, its ability to make required principal and interest payments with respect to its indebtedness depends on the earnings of subsidiaries and its ability to receive funds from its subsidiaries.

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

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2015

CONDENSED CONSOLIDATING BALANCE SHEET
as of September 30, 2015

	LMIA(Guarantor Parent)	Guarantor Subsidiaries	Consolidating/Eliminating Entries	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$476	$—	$476
Trade accounts receivable, net	2,063	59,326	—	61,389
Intercompany receivables	178,197	156,183	(334,380)	—
Inventories	—	118,877	—	118,877
Prepaid expenses and other current assets	8,342	2,488	—	10,830
Deferred income taxes	—	3,924	(149)	3,775
Total current assets	188,602	341,274	(334,529)	195,347

Property, plant and equipment, net	3,818	97,284	—	101,102
Investments in subsidiaries	378,500	—	(378,500)	—
Goodwill	—	86,784	—	86,784
Intangible assets, net	—	47,671	—	47,671
Deferred income taxes	149	—	(149)	—
Other assets	7,346	1,625	—	8,971
Total assets	$578,415	$574,638	$(713,178)	$439,875

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$465	$17,496	$—	$17,961
Accrued expenses	11,626	13,008	—	24,634
Intercompany Payables	197,753	136,627	(334,380)	$—
Deferred income taxes	149	—	(149)	—
Current installments of long-term debt and capital lease obligations	148	3,409	—	3,557
Total current liabilities	210,141	170,540	(334,529)	46,152

Long-term debt and capital lease obligations, less current installments	249,110	18,497	—	267,607
Other long-term liabilities	304	2,797	—	3,101
Deferred income taxes	—	4,304	(149)	4,155
Total long-term liabilities	249,414	25,598	(149)	274,863

Total shareholders’ equity	118,860	378,500	(378,500)	118,860
Total liabilities and shareholders’ equity	$578,415	$574,638	$(713,178)	$439,875

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2015

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

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2015

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended September 30, 2015

	LMIA(Guarantor Parent)	Guarantor Subsidiaries	Consolidating/Eliminating Entries	Consolidated
Sales and service revenue
Product sales	$4	$84,099	$11	$84,114
Service revenues	7,640	11,545	(7,666)	11,519
Net sales	7,644	95,644	(7,655)	95,633
Cost of sales and service revenue
Cost of product sales	27	67,476	11	67,514
Cost of service revenues	7,991	11,166	(7,664)	11,493
Cost of sales	8,018	78,642	(7,653)	79,007
Gross profit	(374)	17,002	(2)	16,626
Selling, general and administrative expenses		8,979		8,979
Restructuring expense	—	1,575	—	1,575
(Loss) income from operations	(374)	6,448	(2)	6,072
Other income (expense):
Interest expense	(5,389)	(264)	—	(5,653)
Other, net	(1)	(135)	—	(136)
Income (loss) from equity investments in subsidiaries	3,541	—	(3,541)	—
Total other expense	(1,849)	(399)	(3,541)	(5,789)
(Loss) income before income taxes	(2,223)	6,049	(3,543)	283
(Benefit) provision for income taxes	(2,227)	2,476	—	249
Net (loss) income	4	3,573	(3,543)	34
Other comprehensive income (loss):
Change in foreign currency translation adjustment	—	(32)	—	(32)
Total comprehensive (loss) income	$4	$3,541	$(3,543)	$2

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2015

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended September 30, 2014

	LMIA(Guarantor Parent)	Guarantor Subsidiaries	Consolidating/Eliminating Entries	Consolidated
Sales and service revenue
Product sales	$(68)	$81,724	$37	$81,693
Service revenues	9,172	15,620	(9,150)	15,642
Net sales	9,104	97,344	(9,113)	97,335
Cost of sales and service revenue
Cost of product sales	40	61,458	37	61,535
Cost of service revenues	9,106	13,803	(9,152)	13,757
Cost of sales	9,146	75,261	(9,115)	75,292
Gross profit	(42)	22,083	2	22,043
Selling, general and administrative expenses	421	14,194	—	14,615
Restructuring expense	533	232	—	765
(Loss) income from operations	(996)	7,657	2	6,663
Other income (expense):
Interest expense	(5,662)	(284)	—	(5,946)
Other, net	11	(86)	—	(75)
Income (loss) from equity investments in subsidiaries	4,874	—	(4,874)	—
Total other expense	(777)	(370)	(4,874)	(6,021)
(Loss) income before income taxes	(1,773)	7,287	(4,872)	642
(Benefit) provision for income taxes	(3,054)	2,300	—	(754)
Net (loss) income	1,281	4,987	(4,872)	1,396
Other comprehensive income (loss):
Change in foreign currency translation adjustment	—	(112)	—	(112)
Reclassification adjustment for losses on interest rate hedges included in net earnings	—	—	—	—
Total comprehensive (loss) income	$1,281	$4,875	$(4,872)	$1,284

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2015

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Nine Months Ended September 30, 2015

	LMIA(Guarantor Parent)	Guarantor Subsidiaries	Consolidating/Eliminating Entries	Consolidated
Sales and service revenue
Product sales	$207	$246,699	$(176)	$246,730
Service revenues	26,729	38,942	(26,743)	38,928
Net sales	26,936	285,641	(26,919)	285,658
Cost of sales and service revenue
Cost of product sales	214	197,173	(176)	197,211
Cost of service revenues	27,440	35,155	(26,742)	35,853
Cost of sales	27,654	232,328	(26,918)	233,064
Gross profit	(718)	53,313	(1)	52,594
Selling, general and administrative expenses	—	33,980	—	33,980
Restructuring expense	318	2,050	—	2,368
Acquisitions expense	—	—	—	—
(Loss) income from operations	(1,036)	17,283	(1)	16,246
Other income (expense):
Interest expense	(16,029)	(773)	—	(16,802)
Other, net	(1)	(88)	—	(89)
Income (loss) from equity investments in subsidiaries	9,914	—	(9,914)	—
Total other expense	(6,116)	(861)	(9,914)	(16,891)
(Loss) income before income taxes	(7,152)	16,422	(9,915)	(645)
(Benefit) provision for income taxes	(6,069)	6,477	—	408
Net (loss) income	(1,083)	9,945	(9,915)	(1,053)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	—	(31)	—	(31)
Total comprehensive (loss) income	$(1,083)	$9,914	$(9,915)	$(1,084)

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2015

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Nine Months Ended September 30, 2014

	LMIA(Guarantor Parent)	Guarantor Subsidiaries	Consolidating/Eliminating Entries	Consolidated
Sales and service revenue
Product sales	$617	$245,327	$(595)	$245,349
Service revenues	28,474	53,688	(28,488)	53,674
Net sales	29,091	299,015	(29,083)	299,023
Cost of sales and service revenue
Cost of product sales	699	195,066	(595)	195,170
Cost of service revenues	28,330	45,372	(28,487)	45,215
Cost of sales	29,029	240,438	(29,082)	240,385
Gross profit	62	58,577	(1)	58,638
Selling, general and administrative expenses	421	41,349	—	41,770
Restructuring expense	967	1,321	—	2,288
(Loss) income from operations	(1,326)	15,907	(1)	14,580
Other income (expense):
Interest expense	(22,972)	(828)	—	(23,800)
Other, net	81	124	—	205
Income (loss) from equity investments in subsidiaries	9,571	—	(9,571)	—
Total other expense	(13,320)	(704)	(9,571)	(23,595)
(Loss) income before income taxes	(14,646)	15,203	(9,572)	(9,015)
(Benefit) provision for income taxes	(8,171)	5,614	—	(2,557)
Net (loss) income	(6,475)	9,589	(9,572)	(6,458)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	—	(18)	—	(18)
Reclassification adjustment for losses on interest rate hedges included in net earnings	278	—	—	278
Total comprehensive (loss) income	$(6,197)	$9,571	$(9,572)	$(6,198)

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2015

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2015

	LMIA(Guarantor Parent)	Guarantor Subsidiaries	Consolidating/Eliminating Entries	Consolidated
Operating activities:
Net (loss)/income	$(1,083)	$9,945	$(9,915)	$(1,053)
Adjustments for non-cash items	(7,572)	13,927	9,915	16,270
Net changes in operating assets and liabilities, net of acquired businesses	(1,616)	(7,884)	—	(9,500)
Intercompany activity	1,379	(1,379)	—	—
Net cash (used)/provided by operating activities	(8,892)	14,609	—	5,717
Investing activities:
Additions to property, plant and equipment	(1,606)	(13,699)	—	(15,305)
Proceeds from sale of equipment	—	260	—	260
Net cash used by investing activities	(1,606)	(13,439)	—	(15,045)
Financing activities:
Principal payments on long-term debt and notes payable	(251)	(1,563)	—	(1,814)
Advances on revolving line of credit	93,500	—	—	93,500
Payments on revolving line of credit	(89,500)	—	—	(89,500)
Payments for debt issuance cost	(309)	—	—	(309)
Net cash provided (used) by financing activities	3,440	(1,563)	—	1,877
Net (decrease) increase in cash and cash equivalents	(7,058)	(393)	—	(7,451)
Cash and cash equivalents, beginning of period	7,058	869	—	7,927
Cash and cash equivalents, end of period	$—	$476	$—	$476

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2015

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2014

	LMIA(Guarantor Parent)	Guarantor Subsidiaries	Consolidating/Eliminating Entries	Consolidated
Operating activities:
Net (loss)/income	$(6,475)	$9,589	$(9,572)	$(6,458)
Adjustments for non-cash items	2,195	14,408	9,572	26,175
Net changes in operating assets and liabilities, net of acquired businesses	21,296	(4,997)	—	16,299
Intercompany activity	6,794	(6,794)	—	—
Net cash (used)/provided by operating activities	23,810	12,206	—	36,016
Investing activities:
Additions to property, plant and equipment	(704)	(9,598)	—	(10,302)
Acquisitions, net of cash acquired	—	—	—	—
Proceeds from sale of equipment	4	977	—	981
Net cash used by investing activities	(700)	(8,621)	—	(9,321)
Financing activities:
Proceeds from issuance of debt	250,000	—	—	250,000
Principal payments on long-term debt and notes payable	(228,180)	(3,718)	—	(231,898)
Advances on revolving line of credit	60,000	—	—	60,000
Payments on revolving line of credit	(96,000)	—	—	(96,000)
Payments for debt issuance cost	(7,881)	—	—	(7,881)
Other, net	(28)	—	—	(28)
Net cash provided (used) by financing activities	(22,089)	(3,718)	—	(25,807)
Net (decrease) increase in cash and cash equivalents	1,021	(133)	—	888
Cash and cash equivalents, beginning of period	405	1,167	—	1,572
Cash and cash equivalents, end of period	$1,426	$1,034	$—	$2,460

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

Three months ended September 30, 2015 compared to three months ended September 30, 2014

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

The following table is a summary of the Company's operating results for the three months ended September 30, 2015 and 2014, respectively:

	Three Months Ended September 30, 2015
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$85.1	$10.8	$(0.3)	$95.6
Cost of sales	68.5	10.8	(0.3)	79.0
Gross profit	16.6	—	—	16.6
S, G, & A	7.7	2.8	—	10.5
Income from operations	$8.9	$(2.8)	$—	$6.1

	Three Months Ended September 30, 2014
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$82.9	$14.7	$(0.3)	$97.3
Cost of sales	62.5	13.1	(0.3)	75.3
Gross profit	20.4	1.6	—	22.0
S, G, & A	12.5	2.8	—	15.3
Income from operations	$7.9	$(1.2)	$—	$6.7

Aerostructures Segment

Net Sales.  Net sales were $85.1 million for the third quarter of 2015, a 2.7% increase from $82.9 million in the third quarter of 2014.  The following table specifies the amount of the Aerostructures segment’s net sales by category for the third quarter of 2015 and 2014 and the percentage of the segment’s total net sales for each period represented by each category:

	Three Months Ended September 30,
Category	2015	% of Total	2014	% of Total
	($ in millions)
Large commercial aircraft	$45.1	53.0%	$41.6	50.2%
Corporate and regional aircraft	23.6	27.7%	21.4	25.8%
Military	8.9	10.5%	13.0	15.7%
Other	7.5	8.8%	6.9	8.3%
Total	$85.1	100.0%	$82.9	100.0%

Net sales of large commercial aircraft products increased 8.4% in the third quarter of 2015 when compared to the third quarter of 2014. The most significant increase in revenue in the category was attributable to increased content and higher production rates on the Boeing 787 platform, which generated $7.0 million in the third quarter of 2015 compared to $3.5 million in the third quarter of 2014. We expect the Boeing 787 platform to generate similar levels of revenue throughout 2015. In addition, sales on Boeing 737, 767 and 777 platforms increased $0.9 million, $0.6 million and $0.4 million, respectively to $25.0 million, $1.4 million, and $4.8 million, respectively, in the third quarter of 2015 from $24.1 million, $0.8 million and $4.4 million, respectively, in the third quarter of 2014. These increases were partially offset by decreases in the sale of wing modification products which generated revenue of $2.4 million in the third quarter of 2015 compared to $3.9 million in the third quarter of 2014.

Net sales of components for corporate and regional aircraft increased 10.3% during the third quarter of 2015. The increase in revenue was primarily attributable to an increase in tooling sales on the Gulfstream G600 programs of $3.4 million in the third quarter of 2015, which generated $5.5 million in sales in the third quarter of 2015 compared to $2.1 million in the third quarter of 2014. This increase was partially offset by a decrease in revenue on the Gulfstream G450/G550 program of $1.2 million, which generated sales of $6.1 million in the third quarter of 2015 compared to $7.3 million in the third quarter of 2014.

Net sales of military products decreased 31.5% during the third quarter of 2015.  The decrease is primarily due to reductions in revenues on the Boeing Apache and Sikorsky Black Hawk helicopter programs of $0.8 million and $1.4 million, respectively, from

$1.1 million and $6.0 million, respectively, in the third quarter of 2014 to $0.3 million and $4.6 million, respectively in the third quarter of 2015. Revenues related to the Lockheed F-35 and Boeing V-22 programs also decreased from $0.8 million and $1.1 million, respectively, in the third quarter of 2014 to $0.04 million and $0.5 million, respectively, in the third quarter of 2015.

Cost of Goods Sold.  Cost of goods sold for the third quarter of 2015 was $68.5 million compared to $62.5 million for the third quarter of 2014. In the third quarter of 2014, the Company reversed a loss reserve of $4.6 million due to price increases received for engineering changes and improved hardware costs. This reduction in cost of goods sold in the third quarter of 2014 was partially offset by accelerated depreciation on assets requiring replacement in our Cuba, Missouri facility of $0.5 million in addition to unfavorable product mix. Gross profit in the third quarter of 2015 was favorably impacted by increased sales volume.

Gross Profit.  Gross profit for the third quarter of 2015 was $16.6 million (19.5% of net sales) compared to $20.4 million (24.6% of net sales) in the third quarter of 2014. The change in gross profit margin was primarily the result of the favorable impact of a loss reserve reversal of $4.6 million on a long-term contract in the third quarter of 2014. Gross profit in the third quarter of 2015 was favorably impacted by realized cost savings related to restructuring plans implemented during 2014 and early 2015. In addition, an increase in third quarter 2015 sales volume, primarily related to tooling sales which were at higher margins when compared to those recognized in the third quarter of 2014, favorably impacted the quarter.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $7.7 million (9.1% of net sales) for the third quarter of 2015, compared to $12.5 million (15.1% of net sales) for the third quarter of 2014.  The Company recorded a net gain in the third quarter of 2015 of $3.3 million related to the settlement of a lawsuit. See Note 14, "Legal Contingencies," in the Notes to the Condensed Consolidated Financial Statements. Additionally, salaries and related expenses resulting from previously implemented cost reduction plans declined $0.5 million in the third quarter of 2015. An impairment expense of $0.4 million related to an asset held for sale and environmental expenses of $0.5 million were recorded in the third quarter of 2014.

Engineering Services Segment

Net Sales.  The Engineering Services segment generates revenue primarily through the billing of employee time spent on customer projects.  Net sales for the Engineering Services segment were $10.8 million for the third quarter of 2015 as compared to $14.7 million for the third quarter of 2014, a decrease of 26.4%.  The following table specifies the amount of the Engineering Services segment’s net sales by category for the third quarter in each of 2015 and 2014 and the percentage of the segment’s total net sales represented by each category.

	Three Months Ended September 30,
Category	2015	% of Total	2014	% of Total
	($ in millions)
Large commercial aircraft	$6.4	59.3%	$6.6	44.9%
Corporate and regional aircraft	0.8	7.4%	4.4	29.9%
Military	2.9	26.9%	2.7	18.4%
Other	0.7	6.4%	1.0	6.8%
Total	$10.8	100.0%	$14.7	100.0%

Net sales of services for large commercial aircraft were $6.4 million in the third quarter of 2015, down 3.0% from $6.6 million in the third quarter of 2014. The decrease in this category was primarily attributable to a decline in sales on the Airbus 350 platform, which contributed $0.7 million of revenue in the third quarter of 2014 and $0.2 million in revenue in the third quarter of 2015.

Net sales of services related to corporate and regional aircraft were $0.8 million in the third quarter of 2015 compared to $4.4 million for the third quarter of 2014, a decrease of 81.8%.  The decrease in revenue was primarily related to the Bombardier Learjet L-85 program, which contributed $2.7 million in revenue and was canceled in late 2014. In addition, revenue on the Mitsubishi Regional Jet program was adversely impacted in the third quarter of 2015 by a cumulative catch up adjustment of $1.9 million.

Net sales of services for military programs were $2.9 million in the third quarter of 2015, up 7.4% from $2.7 million in the third quarter of 2014.  The Lockheed Martin HAVOC and a program with the U.S Navy contributed increases of $0.7 million and $0.3 million, respectively, in the third quarter of 2015 when compared to the third quarter of 2014. These increases were partially offset by a decrease in revenue of $0.9 million on the Bell V-280 program in the third quarter of 2015 when compared to the third quarter of 2014.

Net sales related to design and delivery of tooling on various programs supporting commercial and military aircraft were $0.7 million for the third quarter of 2015 compared to $1.0 million in the third quarter of 2014. Tooling sales on various Boeing programs decreased $0.1 million in the third quarter of 2015 when compared to the third quarter of 2014.

Cost of Goods Sold. Cost of goods sold for the third quarter of 2015 was $10.8 million compared to $13.1 million for the third quarter of 2014.  The decrease in cost of goods sold was primarily due to reductions in direct labor, which is the result of lower demand for this segment.

Gross Profit.  Gross profit for the third quarter of 2015 was $0.04 million (0.4% of net sales) compared to $1.6 million (10.9% of net sales) in the third quarter of 2014.  The decrease in gross profit was primarily attributable to unfavorable cumulative long-term revenue adjustments on the Mitsubishi Regional Jet program of $1.9 million identified in the third quarter of 2015 in addition to the decline in sales and fixed-cost utilization.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the third quarter of 2015 were $2.8 million, or 26.3% of net sales, compared to $2.8 million, or 19.0% of net sales, for the third quarter of 2014. An increase of restructuring cost of $0.8 million in the third quarter of 2015 when compared to the third quarter of 2014 was offset by savings realized from prior cost reduction activities when compared to the third quarter of 2014. Restructuring expenses recognized in the third quarter of 2015 related to the closure of the Greenville, South Carolina and Melbourne, Australia offices in addition to the elimination of other management positions within this segment. Implementation of these plans is expected to generate annual savings of $3.0 million

Non-segment Expenses

Interest Expense.  Interest expense was $5.7 million for the third quarter of 2015 and $5.9 million for the third quarter of 2014.

Income Tax Expense.  During the third quarter of 2015, the Company recorded an income tax expense of $0.2 million compared to an income tax benefit of $0.8 million in the third quarter of 2014.  The Company's tax expense in the three months ended September 30, 2015 primarily reflects the taxes due in states where the Company generated taxable income. The Company's tax benefit in the three months ended September 30, 2014 includes a tax benefit of approximately $0.3 million associated with the decision to carry back the net operating loss recognized in 2013.

Results of Operations

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

Consolidated Operations

The following table is a summary of the Company's operating results for the nine months ended September 30, 2015 and 2014, respectively:

	Nine Months Ended September 30, 2015
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$249.6	$36.8	$(0.8)	$285.6
Cost of sales	200.1	33.7	(0.8)	233.0
Gross profit	49.5	3.1	—	52.6
S, G, & A	29.4	6.9	—	36.3
Income from operations	$20.1	$(3.8)	$—	$16.3

	Nine Months Ended September 30, 2014
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$249.1	$51.2	$(1.3)	$299.0
Cost of sales	198.5	43.1	(1.2)	240.4
Gross profit	50.6	8.1	(0.1)	58.6
S, G, & A	36.6	7.4	—	44.0
Income from operations	$14.0	$0.7	$(0.1)	$14.6

Aerostructures Segment

Net Sales.  Net sales were $249.6 million for the first nine months of 2015, a 0.2% increase from $249.1 million in the first nine months of 2014.  The following table specifies the amount of the Aerostructures segment’s net sales by category for the first nine months of 2015 and 2014 and the percentage of the segment’s total net sales for each period represented by each category:

	Nine Months Ended September 30,
Category	2015	% of Total	2014	% of Total
	($ in millions)
Large commercial aircraft	$132.6	53.1%	$122.9	49.3%
Corporate and regional aircraft	65.4	26.2%	69.7	28.0%
Military	30.8	12.3%	36.8	14.8%
Other	20.8	8.4%	19.7	7.9%
Total	$249.6	100.0%	$249.1	100.0%

Net sales of large commercial aircraft products increased 7.9% in the first nine months of 2015 when compared to the first nine months of 2014. The most significant increase in revenue in the category was attributable to increased content and higher production rates on the Boeing 787 platform, which generated $20.9 million in the first nine months of 2015 compared to $11.0 million in the first nine months of 2014. We expect the Boeing 787 platform to generate similar levels of revenue throughout 2015. In addition, sales on Boeing 737, 747, and 767 platforms increased $3.3 million, $0.7 million and $1.2 million, respectively, to $75.4 million, $9.1 million and $3.6 million, respectively, in the first nine months of 2015 from $72.1 million, $8.4 million and $2.4 million, respectively, in the first nine months of 2014. These increases were partially offset by decreases in the sale of wing modification products, which generated revenue of $5.7 million in the first nine months of 2015 compared to $11.0 million in the first nine months of 2014.

Net sales of components for corporate and regional aircraft decreased 6.2% during the first nine months of 2015. The decrease in revenue was primarily attributable to decreases in sales of $5.1 million and $1.4 million, respectively, on the Gulfstream G450/G550 and G280 programs from $24.4 million and $6.1 million, respectively in the first nine months of 2014 to $19.3 million and $4.7 million, respectively, in the first nine months of 2015. These decreases were partially offset by an increase sales on the Gulfstream G650 program, which generated revenue of $24.8 million in the first nine months of 2015 compared to $22.5 million in the first nine months of 2014.

Net sales of military products decreased 16.3% during the first nine months of 2015.  The decrease is primarily due to reductions in revenues on the Boeing V-22, C-17 and Apache programs of $1.2 million, $1.2 million and $1.3 million, respectively, in the first nine months of 2015 compared to the first nine months of 2014. Revenues related to the Black Hawk helicopter also decreased from $16.5 million in the first nine months of 2014 to $14.4 million in the first nine months of 2015.

Cost of Goods Sold.  Cost of goods sold for the first nine months of 2015 was $200.1 million compared to $198.5 million for the first nine months of 2014. Cost of goods sold in 2015 was favorably impacted by cost reduction initiatives implemented throughout the last two years. In the first nine months of 2014, the Company reversed a loss reserve of $5.3 million due to price increases received for engineering changes and improved hardware costs. This reduction in cost of goods sold in 2014 was partially offset by accelerated depreciation of $1.0 million on assets disposed of at several facilities.

Gross Profit.  Gross profit for the first nine months of 2015 was $49.5 million (19.8% of net sales) compared to $50.6 million (20.3% of net sales) in the first nine months of 2014. Gross profit margin in the first nine months of 2014 was favorably impacted by a $5.3 million loss reserve reversal on a long-term contract which was partially offset by cost and inefficiencies related to restructuring activities. Higher production levels and favorable product mix contributed to improvements in gross profit margin in the first nine months of 2015. Gross profit in the first nine months of 2015 was also favorably impacted by realized cost savings related to restructuring plans implemented during 2014 and early 2015.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $29.4 million (11.8% of net sales) for the first nine months of 2015 compared to $36.6 million (14.7% of net sales) for the first nine months of 2014. The change in selling, general and administrative expenses primarily relates to a net gain recorded in the first nine months of 2015 related to the settlement of a lawsuit of $3.3 million. See Note 14, "Legal Contingencies," in the Notes to the Condensed Consolidated Financial Statements. Professional services expense was lower in the first nine months of 2015 by $0.9 million when compared to the first nine months of 2014. In addition, the first nine months of 2015 included a $1.1 million reduction in salary and related fringes when compared to the first nine months of 2014, the result of previously implemented cost reduction plans. The first nine months of 2014 were unfavorably impacted by an impairment expense of $0.4 million related to an asset held for sale.

Engineering Services Segment

Net Sales.  The Engineering Services segment generates revenue primarily through the billing of employee time spent on customer projects.  Net sales for the Engineering Services segment were $36.8 million for the first nine months of 2015 as compared to $51.2 million for the first nine months of 2014, a decrease of 28.0%.  The following table specifies the amount of the Engineering Services segment’s net sales by category for the first nine months of 2015 and 2014 and the percentage of the segment’s total net sales represented by each category.

	Nine Months Ended September 30,
Category	2015	% of Total	2014	% of Total
	($ in millions)
Large commercial aircraft	$16.7	45.4%	$25.1	49.0%
Corporate and regional aircraft	10.6	28.8%	12.8	25.0%
Military	7.9	21.5%	7.2	14.1%
Other	1.6	4.3%	6.1	11.9%
Total	$36.8	100.0%	$51.2	100.0%

Net sales of services for large commercial aircraft were $16.7 million in the first nine months of 2015, down 33.5% from $25.1 million in the first nine months of 2014. The decrease in this category was primarily attributable to a decline in sales related to the Airbus 350 platform which decreased from $4.7 million in the first nine months of 2014 to $0.2 million in the first nine months of 2015. In addition, sales on various Boeing programs, maintenance and repair revenues and sales on the Goodrich Nacelle program declined $1.2 million, $2.7 million and $1.3 million, respectively, in the first nine months of 2015 compared to the first nine months of 2014. These decreases were partially offset by an increase in revenue on the Bombardier C-Series program of $2.4 million, which contributed $4.0 million in the first nine months of 2015 compared to $1.6 million in the first nine months of 2014.

Net sales of services related to corporate and regional aircraft were $10.6 million in the first nine months of 2015 compared to $12.8 million for the first nine months of 2014, a decrease of 17.2%.  The decrease in sales is primarily attributable to a $7.9 million decrease in sales on the Bombardier Learjet L-85 program that was canceled in late 2014. This decrease was partially offset by an increase in sales is on the Bombardier Global 7000 program, which contributed $4.7 million in the first nine months of 2015 compared to $2.3 million in the first nine months of 2014. In addition, sales increased on the Aerion AS2 and Arrowhead Global Wing program by $1.5 million and $1.1 million, respectively, when compared to the prior-year period.

Net sales of services for military programs were $7.9 million in the first nine months of 2015, up 9.7% from $7.2 million in the first nine months of 2014.  This increase was primarily attributable to sales on a program with the U.S. Navy of $5.8 million in the first nine months of 2015 compared to $4.5 million in the first nine months of 2014. This increase was partially offset by reductions on the Embraer KC-390 program of $0.9 million during the first nine months of 2015 when compared to the first nine months of 2014.

Net sales related to design and delivery of tooling on various commercial aircraft programs were $1.6 million for the first nine months of 2015, down 73.8%, from $6.1 million in the first nine months of 2014. Tooling sales on various Boeing programs and sales on a space program decreased $0.8 million and $1.4 million, respectively, in the first nine months of 2015 when compared to the first nine months of 2014.

Cost of Goods Sold. Cost of goods sold for the first nine months of 2015 was $33.7 million compared to $43.1 million for the first nine months of 2014.  The decrease in cost of goods sold was primarily due to reductions in direct labor, which is the result of lower demand for this segment.

Gross Profit.  Gross profit for the first nine months of 2015 was $3.1 million (8.5% of net sales) compared to $8.1 million (15.8% of net sales) in the first nine months of 2014.  The decrease in gross profit was primarily attributable to unfavorable cumulative long-term revenue adjustments of $1.9 million on the Mitsubishi Regional Jet program in the first nine months of 2015 in addition to the decline in sales and lower fixed- cost utilization.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the first nine months of 2015 were $6.9 million, or 18.8% of net sales, compared to $7.4 million, or 14.5% of net sales, for the first nine months of 2014. The decrease in selling, general and administrative expenses primarily related to implemented cost reductions, which were partially offset by increases in restructuring expense of $0.8 million in the first nine months of 2015 when compared to the first nine months of 2014. Restructuring expenses recognized in the third quarter of 2015 related to the closure of the Greenville, South Carolina and Melbourne, Australia offices in addition to the elimination of other management positions within this segment. Implementation of these plans is expected to generate annual savings of $3.0 million

Non-segment Expenses

Interest Expense.  Interest expense was $16.8 million for the first nine months of 2015 and $23.8 million for the first nine months of 2014.  On June 19, 2014, the Company terminated its long-term credit agreement, modified its revolving credit agreement, and issued senior notes. As a result of these transactions, interest expense in the first nine months of 2014 included $9.1 million related to the write-off of debt financing cost and settlement of related interest rate derivatives. Interest expense related to outstanding borrowings has increased in the first nine months of 2015 when compared to the first six months of 2014 due to increased average interest rates. In the first nine months of 2015, the Company's primary indebtedness was senior notes accruing interest at 7.375%. Prior to June 19, 2014, the Company's primary indebtedness was a term loan accruing interest at 4.75%.

Income Tax Expense.  During the first nine months of 2015, the Company recorded an income tax expense of $0.4 million compared to a $2.6 million income tax benefit in the first nine months of 2014.

The Company's tax benefit in the nine months ended September 30, 2014 primarily reflects a tax benefit of approximately $2.6 million associated with the decision to carry back the net operating loss recognized in 2013.

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

The following financial items have been added back to net income when calculating EBITDA:

•	Interest expense;

•	Income tax expense;

•	Depreciation; and

•	Amortization.

The following additional financial items have been added back to net income when calculating Adjusted EBITDA:

•	Stock-based compensation;

•	Integration–related expenses;

•	Restructuring expenses;

•	Other (net).

Reconciliations of net income to EBITDA and Adjusted EBITDA were as follows:

	(In Thousands)		(In Thousands)
	Three Months Ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income (loss)	$34	$1,396	$(1,053)	$(6,458)
Depreciation and amortization (1)	5,098	5,998	15,018	17,002
Interest expense (2)	5,653	5,946	16,802	23,800
Income tax (benefit) expense	249	(754)	408	(2,557)
EBITDA	11,034	12,586	31,175	31,787
Stock-based compensation (3)	828	1,007	2,588	2,031
Integration expenses	175	64	348	557
Restructuring expenses (4)	1,575	765	2,368	2,288
Other, net (5)	(1,934)	537	(1,974)	791
Adjusted EBITDA	$11,678	$14,959	$34,505	$37,454

(1)	Includes amortization of intangibles, amortization of long-term supply agreement consideration and depreciation expense.

(2)
The nine months ended September 30, 2014 includes $793 related to the termination of interest rate derivatives and $8,340 related to the write-off of debt issuance costs associated with the June 19, 2014 modification of the Company's revolving credit agreement and the termination of its long-term credit agreement.

(3)
Includes share-based expense associated with the LMI Aerospace, Inc. 2005 Long-term Incentive Plan, the LMI Aerospace, Inc. 2015 Long-term Incentive Plan, the LMI Profit Sharing and Savings Plan and share-based payments to settle obligations under a consulting agreement.

(4)
The nine months ended September 30, 2015 include expenses related to the relocation of the St. Charles, MO machine parts operations, closure of the Coweta, OK, Greenville, SC and Melbourne, Australia facilities in addition to other employment separation activities. The nine months ended September 30, 2014 include expenses related to the Precise Machine facility closure, relocation of the Savannah, Georgia machining operations, and other employment separation activities.

(5)
In the three and nine months ended September 30, 2015, the Company recorded a net gain of $3.3 million related to a legal settlement. The gain realized from the settlement offsets expenses of $1.9 million that were recorded as a favorable adjustment to EBITDA when incurred in prior quarters.  For consistency, the above table reflects only $1.9 million of the net gain as an unfavorable EBITDA adjustment.  See Note 14, "Legal Contingencies," in the Notes to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

At September 30, 2015, the Company's primary source of outstanding indebtedness was second priority senior secured notes that mature in June of 2019. These notes accrue interest at 7.375% and require semi-annual interest payments. The Company's believes that the borrowings under these notes, in addition to available borrowings under its revolving credit facility, will provide the financial flexibility necessary to achieve its long-range strategic goals. For more information on the Company's debt structure, please see Note 6 - Long-term Debt and Capital Lease Obligations in the Notes to the Condensed Consolidated Financial Statements under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

During the first nine months of 2015, operating activities provided $5.7 million in cash, compared to $36.0 million in the first nine months of 2014.  Net cash provided by operating activities for the first nine months of 2015 was unfavorably impacted by a $6.5 million payment of cash consideration to a key customer pursuant to a strategic partnership agreement. In exchange for this payment, the performance period of the statements of work for certain contracts with this customer was extended and the Company was granted preferred supplier status on certain future contracts. In addition, in the nine months ended September 30, 2015, the Company made semi-annual interest payments totaling $19.4 million associated with its outstanding notes. Operating cash flow in the first nine months of 2014 was favorably impacted by collection of a $13.5 million milestone payment on the KC-390 program in addition to a decrease in inventory of $2.1 million primarily related to a reduction in overall inventory spend.

Net cash used for investing activities was $15.0 million for the first nine months of 2015, compared to $9.3 million for the first nine months of 2014. Capital spending in the first nine months of 2015 primarily related to the purchase of machinery and equipment to support production contracts in addition to the purchase of equipment primarily for environmental compliance at our Cuba, Missouri plant. Cash used in the first nine months of 2014 included $4.2 million on machinery and equipment in support of new production contracts.

In the nine months ended September 30, 2015, the Company funded operating and investing activities through net borrowings on its revolving credit facility of $4.0 million in addition to making principal payments on long-term debt of $1.8 million. During the quarter ended September 30, 2014, the Company used net free cash flow of $25.7 million to decrease outstanding borrowings by $17.8 million and fund the payment of $8.7 million in debt financing costs related to its issuance of senior notes and the modification of its revolving credit facility.

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

 Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2015. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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
Settlement Agreement
On November 5, 2015, the Company and the former members of Valent Aerostructures, LLC entered into a definitive settlement agreement to resolve previously disclosed disputes and legal proceedings between the parties. The material terms of the settlement agreement are set forth in Note 15 - Legal Contingencies - Civil Action, in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Code of Ethics
On November 5, 2015 the Board of Directors of the Company adopted amendments to certain provisions of the Code of Business Conduct and Ethics of the Company (the “Code of Ethics”). The amendments, among other things, served to enhance and clarify the Company’s policies regarding the reporting of illegal or unethical behavior, and the giving and acceptance of gifts by Company employees and representatives, and by adding provisions that identify and outline the Company’s policies regarding employee harassment and safety.

Item 6.	Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Charles and State of Missouri on the 6th day of November, 2015.

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

10.1 Ω
Restricted Stock Award Agreement between LMI Aerospace, Inc. and Daniel G. Korte dated July 1, 2015 (performance based vesting), incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q files on August 7, 2015.

10.2
Restricted Stock Award Agreement between LMI Aerospace, Inc. and Daniel G. Korte dated July 1, 2015 (time based vesting), incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 7, 2015.

14	Code of Ethics, as amended, filed herewith

31.1	Rule 13a-14(a) Certification of Daniel G. Korte, Chief Executive Officer filed herewith.

31.2	Rule 13a-14(a) Certification of Clifford C. Stebe, Jr., Chief Financial Officer filed herewith.

32.1	Certification of Daniel G. Korte, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification of Clifford C. Stebe, Jr., Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

101.ins	Instance Document

101.sch	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document

101.def	XBRL Taxonomy Extension Definition Linkbase Document

101.lab	XBRL Taxonomy Extension Label Linkbase Document

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document

Ω
Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary     of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended