Form 10-K
period 2015-12-31
LMI AEROSPACE INC
filed 2016-03-11
CIK 1059562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
☐ Yes                    ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2015, was $111,893,573.

There were 13,228,779 shares of common stock outstanding as of March 1, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III of this Form 10-K is incorporated by reference from our definitive proxy statement on Schedule 14A for our 2016 Annual Meeting of Shareholders.

Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements.  LMI Aerospace, Inc. (“LMI Aerospace”, “we”, “us”, “our” or the “Company”) makes forward-looking statements in this Annual Report on Form 10-K (“Report”) and in the public documents that are incorporated herein by reference, which represent the Company’s expectations or beliefs about future events and financial performance.  These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events or results.  Such statements are subject to known and unknown risks, uncertainties and assumptions, including those referred to under “Item 1A.  Risk Factors” in this Report and otherwise described in the Company’s periodic filings and current reports filed with the Securities and Exchange Commission (the “SEC”).

All predictions as to future results contain a measure of uncertainty and, accordingly, actual results could differ.  Among the factors that could cause actual results to differ from those contemplated, projected or implied by the forward-looking statements (the order of which does not necessarily reflect their relative significance) are:

•
difficulties with the implementation of the Company’s growth strategy, particularly resulting from unanticipated costs relating to the Company’s manufacture of new parts for its current customers and/or new customers;

•	continued demand decline for design engineering services and continued insourcing of such services by our customers;

•	competitive pressures, such as pricing, relating to low-cost foreign labor, capital investment to secure new work, and customers requiring discounts to achieve program extensions;

•	the Company’s ability to stay current with technological changes, such as the development of alternative aerospace materials, changes in manufacturing techniques and new engineering software;

•	a reduction in the number of suppliers and increases in competition resulting from consolidation within the aerospace industry;

•	supply chain performance and support;

•	the Company’s ability to comply with its debt covenants and the significant leverage of the Company;

•	the Company’s ability to accurately estimate its costs under long-term, fixed-price contracts including contracts for design-build programs;

•	performing effectively in the face of record high production rates, including integrating new people, equipment and processes;

•	asserted and unasserted claims, and in particular, the Company’s ability to successfully negotiate claims relating to cost over-runs of work performed under certain customer contracts;

•	inability to timely deliver new products and within quality specifications;

•	senior management's ability to continue to integrate into their roles, and access to and retention of qualified workers and management;

•	the Company's ability to generate sufficient cash flow to fund interest payments and investment in working capital needs;

•	changes in the quality, costs and availability of the Company's raw materials, principally aluminum;

•	governmental funding for certain military programs that utilize the Company’s products;

•	our ability to avoid or recover from cyber-based or other security attacks, information technology failures or other disruptions;

•	changes in accounting principles or new accounting standards;

•	compliance with laws and regulations; and

•	the political environment in Mexico, where the Company has manufacturing operations.
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

In December 2012, we acquired Kansas City, Missouri-based Valent Aerostructures, LLC ("Valent"), a provider of complex, structural components, major sub-assemblies and machined parts for OEMs and Tier 1 airframe manufacturers in the aerospace and defense industries.  Valent provides significant content for several major commercial, business jet and military platforms including the Boeing 737, 747-8, 777, 787, V-22, F-15, F-18 and Gulfstream G650.  We believe the acquisition positioned LMI Aerospace as an industry leading aerostructures supplier with significant scale.  The resulting increased scale, complementary product offerings and project management capabilities of Valent has driven further growth from existing platforms by offering our customers more diversified product and service offerings, deeper customer relationships and greater leverage of our extensive manufacturing and supply chain network.  In addition, we believe Valent’s assembly and complex precision machining capabilities has allowed the Company to compete for larger and more complex assemblies and design-build projects.
Our Strategy

The Company’s strategy highlights its vision, mission and goals with a focus on operational excellence.  The key goals of the Company are to substantially grow revenue by winning two significant, strategic work packages per year, drive debt leverage down to enable investment, deliver annual gross margin improvement and integrate our operations into value streams.

In addition, our current strategy focuses on organic growth of all of our businesses coupled with the integration of our new capabilities and processes from our acquisitions.  Our high speed and hard metal machining expertise, deepened program management skills and aftermarket support services from Valent and TASS further expanded our product offerings and have allowed us to pursue additional complex assembly and design-build opportunities to capitalize on our strengths.

We believe that OEMs and Tier 1 aerospace suppliers will continue to outsource the design and manufacturing of components, assemblies and sub-systems to fewer preferred suppliers who are capable of meeting increasing market demands for on-time delivery and quality in a cost effective manner.  Accordingly, we continue to focus on remaining well positioned to benefit from these trends by:

•	Building critical mass and enhanced capabilities to win larger and more complex assembly business as a trusted and aligned supplier to our customers.

•	Making operational excellence the cornerstone of our competitive advantage.

•	Providing unique integrated solutions to our aerospace customers through creative and value driven processes throughout the product lifecycle.

•	Achieving organic growth by executing our long-term business development strategy so that we continue to grow our expertise and sales.

•	Investing in additional capacity to accommodate customer growth.

•	Striving for more balance within our various markets, customers and platforms.

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

Description of Business by Segment

We operate in two business segments consisting of our Aerostructures segment and our Engineering Services segment.  Our Aerostructures segment fabricates, machines, finishes, integrates, assembles and kits machined and formed close-tolerance aluminum, specialty alloy and composite components and higher-level assemblies for use by the aerospace and defense industries.  We also offer our customers value-added services related to the design, production, assembly and distribution of aerospace components and delivery assembly kits directly to customer points of use.  We believe these services strengthen our position as a preferred supplier by improving overall production efficiencies and value for our customers.

Our Engineering Services segment provides a complete range of value-driven design, engineering and program management services. This segment supports the full range of aircraft product lifecycles from conceptual design, analysis and certification through production support, fleet support, and service life extensions via a complete turnkey engineering solution to leading OEMs and Tier 1 aerospace suppliers and airline operators.  Our team of engineers has extensive experience across multiple disciplines, enabling us to creatively address the needs of our customers.  We have the ability to work with customers to launch new programs by assisting with aircraft platform conceptual and preliminary design, engineering release, certification planning support, risk mitigation and producibility trade studies, and the development of high-level program schedules and resource planning.  Working with our customers in the early stages better positions us to provide tooling design support in the fabrication stage as well as later modifications and upgrades.

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

Interested readers can access our Code of Business Conduct and Ethics, our Corporate Governance Principles and the charters of the following committees of our Board of Directors: the Audit Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee, free of charge on our corporate website at the following address: http://ir.lmiaerospace.com.

Customers and Products & Services

Customers

Our principal customers are primarily leading OEMs and Tier 1 suppliers in the large commercial, corporate and regional, and military aircraft markets of the aerospace industry.  For the year ended December 31, 2015, direct sales to our three largest customers in terms of revenue (Spirit AeroSystems ("Spirit"), Gulfstream Aerospace Corporation ("Gulfstream"), and The Boeing Company ("Boeing") accounted for a total of approximately 60.5% of our sales.  The loss of, or substantial reduction of orders from, any of these customers could materially affect our sales and profitability.  See “Item 1A.  Risk Factors – Risks Related to Our Company – Sales to a limited number of customers represent a significant portion of our revenues and our long-term agreements with these customers are generally terminable upon written notice ” and Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Year ended December 31, 2015 compared to year ended December 31, 2014 – Aerostructures Segment in Item 7 below and Note 16 of the Notes to Consolidated Financial Statements in Item 8 below.

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

In January 2015, the Company signed a long-term supply agreement with Spirit covering all Boeing, Airbus, Bombardier and Mitsubishi aircraft. This agreement extended the performance period of the statements of work for certain contracts and gives the Company preferred supplier status on certain future contracts.

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
The Boeing Company: 737, 777, 787
Bombardier, Inc.: Learjet 45 & 60, CRJ200/700/900/1000, Global Express
Triumph: Gulfstream G-280, G-650
Embraer: KC-390

Winglet leading edges and modification kits	Aviation Partners Boeing: 737, 757, 767 FACC AG: Boeing 737, 757

Fuselage and wing skin	Gulfstream Aerospace Corporation: G-450, G-500, G-550, G600, G-650 The Boeing Company: 737, 747, 767, 777, 787 Bombardier, Inc.: Learjet 45 & 60, Q400, CRJ200/700/900/1000, Challenger 604/605

Helicopter cabin and aft section components and assemblies	Sikorsky Aircraft: UH-60 Black Hawk, MH-60 Seahawk Triumph Group: UH-60 Black Hawk, MH-60 Seahawk

Wing panels	The Boeing Company: 747 Bombardier, Inc.: CRJ 200/700/900/1000

Tail cone assembly	Mitsubishi Aircraft Corporation (“MITAC”): Mitsubishi Regional Jet (“MRJ”)

Thrust reversers and engine nacelles/cowlings	Gulfstream Aerospace Corporation: G-450, G-650 Boeing Commercial: 737, 747, 777 Boeing Defense: B-52 Buffalo

Door components, assemblies and floor beams	Gulfstream Aerospace Corporation: G-450 The Boeing Company: 737, 747 Bombardier, Inc.: CRJ1000, C-Series

Cockpit window frames and landing light lens assemblies	Gulfstream Aerospace Corporation: G-650 The Boeing Company: 737, 747, 767, 777, KC-10

Cockpit crew floor and bulkhead structure assemblies	Spirit Aerosystems: Boeing 737

Wheel well assemblies	The Boeing Company: 737 Spirit Aerosystems: Boeing 737

Detail interior components	Gulfstream Aerospace Corporation: G-450, G-550 The Boeing Company: 737, 747, 767, 777

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

We use several different processes in manufacturing components, including:

•	fluid cell press;

•	sheet metal and extrusion stretch;

•	skin stretch;

•	stretch draw;

•	hot joggle;

•	machining and turning;

•	Computer Numerical Control ("CNC") brake forming and turret punch; and

•	roll forming.

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

Finishing

Our finishing plants are located in Tulsa, Oklahoma, Cuba, Missouri, and Mexicali, Mexico, and together offer chemical milling, chemical conversion coating, painting and polishing of components.  Newly acquired automation in robotic spray maskant application in chemical milling operations and laser scribe technology are being used to improve operating efficiencies and improve product quality. We deliver finished products that meet or exceed standards of our commercial, corporate and regional, and military aircraft customers.  We have received quality approvals from most major aircraft manufacturers in the United States and Canada. All of our processes are Nadcap accredited and certified to industry aerospace standards.

Assembly

We believe we are an industry leader in the assembly of detail components into large sub-assemblies or finished-assemblies.  We apply this critical manufacturing step to a range of products in the commercial and corporate and regional aircraft markets, as well as military aircraft, for both fixed-wing and rotor craft.  We implement key technologies, such as robotics drilling, auto-riveting and automation to drive competitiveness and enable high-rate production. The parts for assembly come from supply chain and LMI Aerospace’s fabrication and machining facilities.  Assembled products are delivered direct to our customers which include: The Boeing Company, Spirit AeroSystems, Sikorsky Aircraft Corporation, Gulfstream Aerospace Corporation, and Triumph Group.

Kitting

In support of our customers’ lean initiatives and best practices, we offer kitting services to help streamline the flow of components to their assembly lines.  Our facility in Savannah, Georgia is designed to kit manufactured components and deliver to customer points of use in a just-in-time manner.  The location also serves as a warehousing and detail storage facility where finished goods may be stored and kitted to customer specifications upon demand. Savannah has FAA approval for Parts Manufacturer Approval on the Aviation Partners Boeing winglet program.

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

Composite Testing

Our composites testing organization provides material characterization and certification services for both basic materials as well as structural elements.  We utilize technical staff, with significant experience, to support customers like The Boeing Company, Lockheed Martin Aeronautics Company, Gulfstream Aerospace, Alliant Techsystems Inc., Cytec Industries Inc. and others with U.S. Federal Aviation Administration (“FAA”) certification programs, dynamic testing for full-scale fighter wings, development of material allowables, completion of Quality Assurance testing and other testing services utilizing state-of-the-art Nadcap accredited (SAE 7101, ISO 17052, AC7122) facilities.

Composite Manufacturing

Our Everett, Washington facility is Nadcap accredited for Non-metallic manufacturing (AC7118), and is qualified to Sikorsky, Gulfstream and Boeing composites manufacturing specifications. Recently, Integrated Technology became qualified to Boeing BAC5578 (Qualification of Sources for Composite Parts) for hardware found typically on Boeing 787 and began delivering parts for that platform March 27, 2015. Additionally, Integrated Technologies is pursuing qualification to supply continuous Thermoplastic part manufacture for Boeing and the aerospace industry.

 Integrated Testing Services

Our Composites Technical Center of Excellence integrates engineering expertise in composites development, design, and certification with our composites testing organization to provide turn-key solutions for testing requirements.  This coordination allows our customers to define their testing needs and have the engineering and testing of the required components provided as one integrated service.

 Engineering Tool Design, Fabrication and Repair

Our tooling organization provides tooling design, technical supervision of contract fabrication and repair services for a wide range of projects from components, small assembly and drill jigs to determinant assembly tooling and planning.  We maintain an approved supplier list for our tooling projects.  These suppliers have been audited and approved by our quality department and meet quality standards for conformance to customer specifications.

Prototyping and Manufacturing Producibility Design

We provide prototyping and manufacturing producibility services to commercial, corporate and regional and military aircraft customers.  These services include manufacturing and inspection planning as well as producibility assessments and prototype support. In addition, we enable part and tool rapid prototyping through additive manufacturing 3D printing. Tools and part simulations have greatly increased the speed to market on designs and functional solutions for customers.

Backlog

We consider backlog to be firm customer orders for future delivery. As a service provider, our Engineering Services segment does not typically utilize backlog to monitor its operations, other than the fixed price backlog for the MRJ and Embraer design-build projects.  Our Aerostructures segment’s backlog, together with our Engineering Services segment’s fixed price backlog, is displayed in the following table:

	As of December 31,
	($ in millions)
	2015	2014
Total	$398.3	$418.0
Portion deliverable within 12 months	$322.9	$319.6

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

For the year ended December 31, 2015, we purchased approximately 43.6% of raw materials and procured parts from five suppliers.

Quality Assurance and Control

Our Aerospace Quality Systems, which apply to both of our segments, are consistently reviewed and updated to comply with the current requirements of ISO9001, AS9100 and NADCAP special processes quality requirements.  The ongoing review and updating of our processes have allowed our manufacturing facilities with third party ISO9001/AS9100 registrations to maintain those certifications.

Our quality systems include the quality review of work order masters and outside purchase orders to ensure that the flow-down of customer requirements is addressed.  The quality review of the work order master also ensures that the necessary inspection operations are properly located within the work order to verify and control the outcome of the fabrication processes.  We use an ongoing employee training program and lean manufacturing techniques to assist employees in becoming familiar with any changes in our procedures or special customer requirements.  We use an internal auditing program for each of the facilities to ensure that the training is effective and to ensure ongoing compliance with industry and customer- required standards.  The internal auditing is provided by quality engineers/auditors located throughout the organization.  In addition, we utilize a first part buy-off at each operation during the fabrication and machining processes as well as final inspection of parts to verify compliance with customer configuration requirements.

As part of our quality systems, we also use the AS9102 Rev A standard and associated forms to perform First Article Inspections.  Our quality organization maintains our Approved Supplier List (“ASL”) for all facilities.  This process includes reviewing surveys, performing on-site audits and monitoring customer ASLs to verify that suppliers are maintaining their customers’ direct approvals.

The deployment of our quality systems and the sharing of best practices is accomplished through a Quality Council composed of management from across the enterprise.  The process ensures efficient implementation of customer and industry requirements, as well as increased visibility for changes to the quality system.

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

Competition

We believe the aerospace industry competes primarily with respect to quality, delivery, price and contractual terms. Our competitors in the aerospace industry consist of a large, fragmented group of companies, including certain business units or affiliates of our customers. We believe competition within the aerospace industry will increase as a result of further industry consolidation and increased opportunities for foreign sources due to their access to low-cost labor and increasing OEM industrial participation commitments.  In all of our market segments, some of our competitors, including business units affiliated with our customers, have financial, production and other resources that are substantially greater than ours.   See “Item 1A.  Risk Factors – Risks Related to Our Industry – We may not be able to maintain or improve our competitive position because of the intense competition in the markets we serve.”

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

In November, 2013, the Attorney General of the State of Missouri (the “Missouri AG”) contacted LMI regarding allegations of violations of certain state environmental regulations involving the discharge of pollutants and water contaminants claimed to have occurred in 2011 by Ozark Mountain Technologies ("OMT"), a subsidiary of LMI, (the “Missouri AG Matter”). On February 25, 2015, the Missouri AG filed a Petition against OMT alleging pollution of state waters, violation of pretreatment regulations and violation of water quality standards. In the quarter ended June 30, 2015, OMT settled the Missouri AG Matter and in July of 2015 paid civil penalties of $0.2 million.

In August 2013, the Environmental Protection Agency ("EPA") and the U.S. Dept. of Justice (“DoJ”) commenced an investigation into allegations of low pH wastewater releases claimed to have occurred between 2009 and 2013 at OMT’s facility

(the “Waste Water Allegations”). On April 24, 2015, the Company settled the Waste Water Allegations pursuant to a settlement agreement with DoJ ("Plea Agreement"). Per the terms of the Plea Agreement, OMT plead guilty to one count of negligently violating the Federal Water Pollution Control Act and paid a fine of $0.7 million in the quarter ended June 30, 2015. In connection with the Plea Agreement, DoJ agreed that no further federal criminal or civil prosecution will be brought against OMT relative to certain other possible instances of environmental non-compliance that the Company voluntarily reported to the EPA in December 2013 as part of the EPA’s Audit Policy.

The fine and civil penalties paid in connection with both settlements described above were consistent with the previously established, respective, loss contingencies as disclosed in the Company’s 2014 Form 10-K, Item 3 - Legal Proceedings.

In December 2012, OMT became an indirect subsidiary of LMI as a result of LMI’s acquisition of Valent from the former equity owners of Valent, including Tech Investments, LLC and Tech Investments II, LLC (together, “Tech”). Also as a result of the transaction, Tech became the beneficial owners of approximately 5.5% of LMI’s common stock. Pursuant to the terms of the purchase agreement, as amended (the “Valent Purchase Agreement”), $5.0 million of the purchase price remained subject to an indemnification escrow arrangement (the “Escrow Funds”) and 783,798 shares of LMI’s common stock issued as part of the purchase price were subject to indemnification lock-up agreements (the “Locked-Up Shares”). On September 22, 2015, LMI and the former equity owners of Valent (the “Parties”) submitted to mediation and executed an agreement setting forth terms of a settlement with respect to the resolution of certain indemnification claims and other disputes involving, among other things, the OMT matters discussed above, and on November 5, 2015, the Parties executed the definitive settlement documents (the agreement and documents collectively being referred to as the “Settlement Agreements”). The claims and disputes resolved by the settlement had become the subject of legal proceedings that commenced with the filing of a declaratory action by Tech in December 2014 (the “Tech Lawsuit”).  Pursuant to the terms of the Settlement Agreements, (a) the Tech Lawsuit was dismissed with prejudice, (b) $3.1 million of the Escrow Funds was disbursed to the Company and the remaining amount of Escrow Funds was retained by Tech, (c) Tech assumed an approximate $1.2 million payment obligation of the Company to a predecessor owner of OMT that remained under a purchase agreement the Company acquired as part of the Company’s acquisition of Valent; (d) the Locked-up Shares were released to Tech; and (e) all parties entered into a mutual release of claims and disputes other than those based on certain environmental representations of the former equity owners of Valent under the Valent Purchase Agreement. The settlement also resulted in the Company assuming other liabilities of $0.5 million, collecting a previously recorded receivable of $0.4 million and recording other expenses of $0.1 million. The net impact of the settlement resulted in a gain of $3.3 million in the third quarter of 2015, which is recorded in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

Employees

As of December 31, 2015, we had approximately 1,945 full-time employees, of whom approximately 21 served in executive positions, 266 were engineers and engineering-related personnel, 233 served in administrative positions and 1,425 were engaged in manufacturing operations.  None of our employees are subject to a collective bargaining agreement, and we have not experienced any material business interruption as a result of labor disputes since our inception.  We believe that we have an excellent relationship with our employees.

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

Foreign Operations

The Company has a manufacturing facility in Mexico and small engineering offices in England and Sri Lanka.  The Company's foreign sales were not greater than 10% of its total sales in 2015, 2014 or 2013.  The amounts of revenue, profitability and identifiable assets attributable to foreign sales activity were not material when compared with revenue, profitability and identifiable assets attributed to United States domestic operations during 2015, 2014 or 2013.  The Company is not subject to any significant foreign currency risks since significantly all sales are made in United States dollars.  See “Item 1A - Risk Factors – Risks Related to Our Company – Risks associated with foreign operations could adversely impact us.”

ITEM 1A.	RISK FACTORS

You should carefully consider the following risks and other information contained in or incorporated by reference in this Report when evaluating our business and financial condition. These risks may not be exhaustive and may adversely affect our business, financial condition and operating results.

Risks Related to the Company and Industry

Sales to a limited number of customers represent a significant portion of our revenue, and our long-term agreements with these customers are generally terminable upon written notice.

For the year ended December 31, 2015, $227.0 million of our aggregate sales were dependent upon relationships with the following three major customers and certain programs related to each: Spirit AeroSystems, Gulfstream Aerospace Corporation, and The Boeing Company. Although a majority of our sales, including sales to these customers, are made pursuant to long-term agreements, these agreements are generally terminable upon advance written notice by the customer and typically do not require the customer to purchase any specific quantity of products. As a result, our sales under these agreements may not continue for the full term of the agreements or sales may not be consistent with historical levels. Additionally, the loss of any one of these customers, a significant reduction in the amount of orders received from any one of these customers, particularly on the Boeing 737 platform, or the failure to receive new program awards from any one of these customers, could cause a significant decrease in our sales and profitability. While we are always seeking out new customer opportunities, we anticipate that a small number of large customers will continue to represent a significant portion of our sales for the foreseeable future.

Recent failures by OEMs to successfully outsource non-core capabilities and services on new platforms may cause our customers to reevaluate outsourcing strategies resulting in fewer machined and fabricated components and assemblies being outsourced.

Our future success will depend, to a significant extent, on our ability to produce new and more sophisticated products to meet the needs of our customers.

We believe that the commercial, military and other markets in which we operate are changing toward more sophisticated materials (e.g. composite technologies), manufacturing techniques and capabilities (e.g. additive manufacturing), some of which could require significant capital investment to employ. We believe our future success depends, to a significant extent, on our ability to acquire and/or develop expertise in non-metal materials and remain current on new manufacturing technologies and equipment to meet the needs of our customers. The significant cost of new equipment required to exploit certain developing manufacturing techniques and capabilities could be prohibitive. If we are unable to acquire new equipment and/or develop and execute such techniques and capabilities or we are unable to efficiently apply them, we could experience an adverse effect to our business, financial condition or results of operations. Although we are in the process of continuing to expand our development of non-metallic production capabilities and are engaged in development activities exploring the possibilities of alternative manufacturing techniques, we currently do not have significant capacity to produce large quantities of non-metal components or expertise in newer manufacturing methods.

We may experience cost over-runs related to orders for new products and changes to existing products, and we may be unable to recoup the resulting increased costs.

We generally sell our products under multi-year agreements on a firm fixed-price basis, regardless of variable production costs.  As a result, factors such as engineering changes, inaccurate estimating and pricing , manufacturing inefficiencies, start-up costs and increases in the cost of labor, materials or overhead may result in cost over-runs and losses on those agreements.  While in the past we have been successful in negotiating these issues with our customers, we cannot guarantee in the future that we will succeed in obtaining customer agreement to re-price a particular product, and we may not be able to recoup previous losses resulting from such issues as incomplete or inaccurate engineering data or out-of-tolerance tooling.

Engineering Services has historically provided the majority of its services under time and material arrangements.  However, recent changes in the industry and the design-build programs have resulted in an increasing number of fixed-price arrangements.  Fixed-price development work inherently has more uncertainty for us than work pursuant to production or time and material contracts and, therefore, more variability in the estimates of the cost to complete such work.  Development programs have very complex designs, and as technical or quality issues arise, we may experience schedule delays and higher costs to complete.  Management uses its reasonable judgment to estimate the cost to perform the work and the price that we should charge.  While we believe the cost and price estimates incorporated in the financial statements are appropriate, future events could result in either upward or downward adjustments to those estimates. If we underestimate the cost of a project and are unable to adjust the price accordingly, our profit margin will be less than expected, or we could incur a loss on the project.

OEMs in the aerospace industry have significant pricing leverage over suppliers such as us, and may be able to achieve price reductions over time, which could adversely impact our profitability.

There is substantial and continuing pressure from OEMs in the aerospace industry on suppliers such as us to reduce prices for products and services. Such pricing pressure has continued due to excess capacity in the industry and the availability of competitive pricing from businesses in low-cost labor areas. If we are required to provide further price reductions to our customers and are unable to offset these effects through operating cost reductions and efficiencies, our gross margins, profitability and cash flows could be reduced.

The Company's failure to meet quality or delivery expectations of customers could adversely affect our business and financial results.

Our customers have increased their expectations with respect to the on-time delivery and quality of our products and we anticipate those expectations to continue into the future.  Further, announced delivery rate increases over the next few years coupled with our plans to reduce inventory levels could put additional strain on the Company's quality and delivery performance.   If we fail to meet the quality or delivery expectations of our customers, this failure could result in significant penalties, liquidated damages, recalls, costs to repair products not meeting our customer requirements, management distraction and adverse effects to our production schedules and contract profitability. The loss of one or more of our significant customers could be damaging considering $227.0 million of our aggregate sales for the most recently-ended fiscal year are dependent upon relationships with three major customers.

Due to the size and duration of certain of our long-term contracts, we are required by GAAP to estimate sales and expenses for these contracts in our financial statements, which may cause actual results to differ materially from those estimated under our assumptions or conditions.

Our financial statements are prepared in conformance with generally accepted accounting principles in the United States ("GAAP"). To be compliant with GAAP, we must make estimates and assumptions regarding our contracts that affect the reported amounts of revenue and expenses. Contract accounting requires our use of judgment relating to assessing risks, estimating contract sales and costs, and making assumptions for schedule and technical issues, among other matters. Due to the size and nature of many of our contracts, the estimation of total sales and cost is very complicated and subject to many variables, including the expected recovery of deferred cost. Therefore, actual results may differ materially from those estimated.

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

Goodwill accounts for $86.8 million, or 20.9%, of the Company’s total assets at December 31, 2015. At December 31, 2015, the fair value of our reporting units exceeded or approximated their net book value.

During the fourth quarter of 2014, the Company recorded a pre-tax, non-cash, goodwill impairment charge of $26.4 million within the Engineering Services segment. The 2014 goodwill impairment charge recorded for Engineering Services resulted in remaining goodwill of $24.3 million which approximated the fair value at December 31, 2014.

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

We derive virtually all of our revenue from the sale of services and components for the aerospace industry. Consequently, we are directly affected by certain characteristics of and trends in the aerospace industry or general economic conditions that affect our customers, such as:

•	the relative state of the aerospace industry’s business cycle;

•
new programs in commercial, military, and general aviation, which have historically experienced significant delays and engineering changes that adversely impact our sales, results of operations and cash flow;

•	fluctuating fuel and labor costs;

•	intense price competition and regulatory scrutiny;

•	certain trends, including a possible decrease in aviation activity, a decrease in outsourcing by aircraft manufacturers or the failure of projected market growth to materialize or continue;

•	changes in military budgeting, sequestration and procurement for certain military aircraft; and

•	military trend toward utilizing more Unmanned Aerial Vehicles, reducing the demand for more traditional military aircraft (e.g. Boeing F-18, General Dynamics F-16 and Lockheed Martin F-35).

While the aerospace industry as a whole has been experiencing an upcycle for some time, in the event that these characteristics and trends adversely affect customers in the aerospace industry, the overall demand for our products and services could be significantly reduced, thereby decreasing our sales and operating income.

Access to funding through the capital markets and debt financing are essential to the execution of our business plan and, if we are unable to continue to obtain such access, we could experience a material adverse effect on our business and financial results.

Our ability to invest in our businesses, fund our operations and contractual commitments and make strategic acquisitions requires access to the capital markets, access to term debt and/or sufficient bank credit lines to support short-term borrowings.  If we are unable to continue to access the capital markets and debt financing on terms acceptable to us as a result of, for example, disruption or declines in the capital markets and/or a decline in our financial performance, outlook or credit ratings could cause us to experience difficulties in successfully executing our long-term growth strategy and/or a material adverse effect on our business and financial results.

In addition, our customers may also experience difficulty accessing the credit markets from time to time. As a result, our customers' ability to purchase our products or services may decrease. If our customers' operating and financial performance deteriorates, or if they are unable to make scheduled debt payments or obtain credit, our customers may not be able to pay, or may delay payment of, accounts receivable owed to us. Any inability of customers to pay us for our products and services may adversely affect our results of operations, cash flow, and relationships with lenders and suppliers.

Long-term success and growth strategy depend on our senior management, and on our ability to attract, integrate and retain additional qualified personnel.

Because of the highly specialized and complex nature of our business, our success and future growth also depends on management's ability to attract, hire, train, integrate and retain skilled personnel in all areas of our business.  Competition for such personnel is intense, and in some Company locations, labor supply and skill base is limited. Our inability to adequately staff our operations with skilled personnel could render us less efficient and decrease our rate of production. We have written employment agreements with all members of our senior management team, however, the loss of service of one or more of our senior management personnel could result in a loss of skills and/or knowledge, which may hinder our ability to successfully pursue our long-term growth strategy.

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

Our products and processes require advanced equipment that is not easily programmed, repaired or replaced; equipment failures that we could experience may cause us to be unable to meet quality or delivery expectations of our customers.

Many of our manufacturing processes are dependent on advanced equipment and software.  Because sophisticated equipment is often not easily programmed, repaired or replaced, unexpected failures of this equipment could result in production delays or the manufacturing of defective products. We also currently lack redundancy with certain sophisticated equipment which could impact our ability to meet the expectations of our customers with respect to on-time delivery of quality products. Our failure to meet the quality or delivery expectations of our customers could lead to the loss of one or more of our significant customers. However, the significant investment in our equipment and facilities that we have made and expect to make in the future may not exceed our related cost of capital.

We may be required to invest additional capital to continue existing partnerships or develop new strategic partnerships with OEMs.

Many OEMs are moving toward developing strategic, and sometimes risk-sharing, partnerships with their larger suppliers.  Each strategic partner provides an array of integrated products and services, including purchasing, warehousing and assembly for OEM customers.  We have been designated as a strategic partner by some OEMs and are striving to become a strategic partner of other OEMs.  In order to maintain our current strategic partnerships and establish new ones, we will likely need to spend additional capital to secure future partnerships, although we may not have the financial ability to do so.

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

In addition, our major customers may choose not to outsource production of certain products that we currently sell to them due to, among other things, their own labor, equipment, and other capacity utilization considerations. As a result, traditional factors affecting competition, such as price and quality of service, may not weigh significantly when OEMs decide whether to produce a part or service in-house or to outsource.

Our long-term growth strategy depends on our ability to maintain a robust and effective supply-chain management system.

As we pursue our long-term growth strategy, we will be providing to our customers increasingly sophisticated components, assemblies and value-added services.  In addition, many OEMs are moving toward developing strategic partnerships with their larger suppliers, which are providing design, purchasing, warehousing and assembly services.  The increased complexity of our products, the expected increased production rates from our key customers, and outsourcing of non-core activities and the value-added services we are providing to our customers require us to maintain and manage an effective supply chain to assure timely delivery to us of quality components needed to meet our delivery schedules. Effective management of our supply chain may become more difficult if our customers' production increases.  Failure to continue to develop this capability or to procure from our suppliers quality components on a timely basis could decrease customer satisfaction, result in significant costs related to product recalls or charges for rework and thus our competitiveness, and could also result in lost revenue due to contractual penalties or lost sales.

If we are unable to protect our information technology infrastructure against service interruptions, data corruption, cyber-based attacks or network security breaches, our operations could be disrupted.

We rely on information technology networks and systems to manage and support a variety of business activities, including procurement and supply chain, engineering support and manufacturing.  Our information technology systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components of our technology.  These systems may also be subject to failures due to: power outages, hardware failures, computer viruses, computer hackers, telecommunication failures, user errors, or even catastrophic events.  In addition, security breaches could result in unauthorized disclosure of confidential information.  If our information technology systems suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, our manufacturing process could be disrupted, resulting in late deliveries and breached customer contracts. In addition, the costs related to cyber or other security threats or disruptions may not be fully insured or indemnified and could have a material adverse effect on our reputation, results of operations, and financial condition.

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

As addressed in Note 11, Commitments and Contingencies, of the Notes to Consolidated Financial Statements in Item 8 below, the Company has been subject to regulatory proceedings and penalties regarding environmental issues. While we believe these issues have been remediated, we may continue to be subject to regulatory scrutiny.

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

While we are required to hold FAA certifications only to a limited extent, we typically are required to maintain third-party registrations with respect to industry specification standards, such as AS9100 and NADCAP, for our quality systems and processes. In fact, many individual OEMs and Tier 1 suppliers require certifications or approvals of our work based on third-party registrations in order to engineer and serve the systems and components used in specific aircraft models. If material OEM certifications or approvals were to be revoked or suspended, OEMs might cease purchasing our products.

Moreover, if in the future new or more stringent governmental regulations are adopted, or industry oversight heightened, such action could result in our incurrence of significant additional costs and have an adverse effect on our financial condition or results of operations.

A downgrade, suspension or withdrawal, if any, of the rating assigned by a rating agency to the Company or our notes could adversely affect the price of our common stock and other costs of capital.

Our notes have been rated by nationally recognized statistical rating agencies and may be rated by additional rating agencies in the future. We also have corporate ratings assigned by rating agencies. We cannot guarantee that any rating assigned will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in that rating agency's judgment, circumstances relating to the basis of the rating, such as adverse changes in our business, so warrant. Any downgrade, suspension or withdrawal of a rating by a rating agency could adversely affect the price of our common stock and other costs of capital.

Decreases in the availability or increases in the cost of our raw materials would increase our operating costs.

Most of our components are manufactured from aluminum products.  From time to time, we, and the aerospace components industry as a whole, have experienced shortages in the availability of aerospace quality aluminum. In addition, we utilize certain materials in the manufacture of our non-aerospace products that, in some cases, may be provided by a limited number of suppliers.  Raw material shortages could limit our ability to meet our production needs and adversely affect our ability to deliver products to our customers on a timely basis.  Also, raw material shortages and capacity constraints at our raw material producers are outside of our control and can cause the price of aluminum to increase.  Any significant shortage or price escalation of raw materials such as aluminum could increase our operating costs, which would likely have an adverse impact on our financial results.  Composite and machined products have a higher percentage of raw material content and thus, are more susceptible to gross margin impacts. As rate increase on commercial aerospace platforms rise so do the lead times for certain raw material which makes reorder points a critical step in our manufacturing and planning process. One part missed in the process could result in a delivery being delayed and our ability to meet commitments to our customers and our future financial results being jeopardized.

Our facilities are located in regions that are affected by natural disasters.

Several of our facilities are located in regions that have a higher than average risk of earthquake and tornado activity and one of our facilities has experienced damage due to floods.  Although we maintain earthquake and flood loss insurance where we deem appropriate, an earthquake, flood or other natural disaster could disrupt our business, result in significant recovery costs and cause our productivity and profits to decrease.

Demand for our defense-related products depends in part upon government spending.

A material portion of our sales, 13.4% in the year ended December 31, 2015, is derived from the military market. The military market is largely dependent upon government budgets, particularly the U.S. defense budget. The funding of government programs is subject to Congressional appropriation and the possibility of sequestration. Although multi-year contracts may be authorized in connection with major procurements, the U.S. Congress generally appropriates funds on a fiscal year basis even though a program may be expected to continue for several years. Consequently, programs, including those that require our components, including the Blackhawk, F-15, and F-18, may be only partially funded or may never enter full-scale production as expected. As a result, future U.S. defense spending may not be allocated to programs that would benefit our business or at the levels we had anticipated. A decrease in levels of defense spending or the government's termination of, or failure to fully fund, one or more of the contracts for the programs in which we participate would adversely impact our sales, cash flow, and growth prospects.

Most U.S. government contracts for which we subcontract can be terminated by the U.S. government either for its convenience or if the prime contractor defaults by failing to perform under the contract. In addition, the prime contractor typically has the right to terminate our subcontract for its convenience or if we default by failing to perform under the subcontract. Termination for convenience provisions generally permit us to recover only our costs incurred or committed, plus settlement expenses and a reasonable profit, which may be different from what we bid or our historical profit rates, on the work completed prior to termination. Debarment from participating in government contracts could lead to loss of sales and disruption in our workflow.

We may not realize all of the sales expected from our existing backlog.

As of December 31, 2015, we had approximately $398.3 million of order backlog.  As a service provider, our Engineering Services segment does not typically utilize backlog to monitor its operations. We consider backlog to be firm customer orders for future delivery.  From time to time, our OEM customers provide projections of components and assemblies that they anticipate purchasing in the future under new and existing programs.  These projections are not included in our backlog unless we have received a firm purchase order or commitment from our customers.  Our customers may have the right, under certain circumstances and with certain penalties or consequences, to cancel, reduce or defer firm orders that we have in backlog.  If our customers cancel, reduce or defer firm orders, we may be protected from certain costs and losses, but our sales will nevertheless be adversely affected.

Given the nature of our industry and customers, there is always a risk that orders may be cancelled or rescheduled due to fluctuations in our customers' production and/or sales forecasts, purchasing budgets or inventory management practices.  Moreover, our realization of sales from new and existing programs is inherently subject to a number of important risks and uncertainties, including the possibility that our customers will not launch programs on time, or at all, and the number of units that our customers will actually produce may change or the timing of production may be altered.  Also, until firm orders are committed, our customers generally have the right to discontinue a program, dual source or replace us with another supplier at any time without penalty.  Our failure to realize sales from new and existing programs would adversely impact our revenue; results of operations and cash flow, as a large portion of our operating expenses are relatively fixed.

Risks associated with foreign operations could adversely impact us.

We operate facilities in Mexico, the United Kingdom and Sri Lanka.  Doing business in foreign countries is subject to various risks, including political instability, local economic conditions, foreign government regulatory requirements, trade tariffs and the potentially limited availability of skilled labor in proximity to our facilities.  In addition, we have been operating our Mexican facility through a shelter arrangement under a contractual agreement with a Mexican company.  If we are unable to renew this agreement in future years on terms satisfactory to us, we may incur increased labor costs and/or experience a disruption in its operations in Mexico.

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

Anti-takeover statutes and anti-takeover provisions in our organizational documents may discourage our acquisition by a third party, which could limit your opportunity to sell your shares of our common stock at a premium.

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

As of December 31, 2015, we had $254.5 million of total debt outstanding including notes of $234.2 million, due July 15, 2019. We had no outstanding borrowings under our current revolving credit facility at December 31, 2015.

Our substantial level of indebtedness relative to shareholders’ equity could have important consequences to you, including with respect to our ability to declare and pay a dividend, and significant effects on our business, including the following:

•
we must use a substantial portion of our cash flow from operations to pay interest on the notes and our other indebtedness, which reduces the funds available to use for operations and other purposes including our other financial obligations;

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

We expect to obtain the funds to pay our expenses and to repay our indebtedness primarily from our operations. Our ability to meet our expenses and make these payments therefore depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future, and our currently anticipated growth in sales and cash flow may not be realized, either or both of which could result in our being unable to repay indebtedness, including the notes, or to fund other liquidity needs. If we do not have enough funds, we may be in breach our debt covenants and/or be required to refinance all or part of our then existing debt, sell assets or borrow more funds, which we may not be able to accomplish on terms favorable to us, or at all. In addition, the terms of existing or future debt agreements may restrict us from pursuing any of these alternatives.

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

These covenants could adversely affect our ability to finance our future operations or capital needs, withstand a future downturn in our business or the economy in general, engage in business activities, including future opportunities that may be in our interest, and plan for or react to market conditions or otherwise execute our business strategies. A breach of any of these covenants could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders or holders of such indebtedness could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed foreclosing on any collateral securing that indebtedness. Acceleration of our other indebtedness could result in a default under the terms of the Indenture. There is no guarantee that we would be able to satisfy our obligations if any of our indebtedness is accelerated.

Due to many factors beyond our control, we may not be able to generate sufficient cash to service all of our indebtedness, including the notes, and meet our other ongoing liquidity needs, and we may be forced to take other actions to satisfy our obligations under our debt agreements, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations, including the notes, and to fund any future capital expenditures and meet our other ongoing liquidity needs depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions, fluctuations to such conditions, and to certain financial, business and other factors beyond our control. We may not generate sufficient cash flow from operations in the future and our currently anticipated levels of revenue and cash flow may not be realized, either or both of which could result in our being unable to repay the principal, premium, if any, and interest on our indebtedness, including borrowings under our revolving credit facility and the notes.

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

Our current revolving credit facility requires us to comply with certain financial covenants based on outstanding amounts. Accordingly, if our financial performance significantly worsens, we could become non-compliant with such covenants. If we fail to meet any covenants in our current revolving credit facility and cannot secure a waiver of such failure, the lenders under current revolving credit facility would be entitled to exercise various rights, including causing any amounts outstanding to become immediately due and payable.

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

We operate manufacturing plants and other facilities (including office, distribution, engineering and other service facilities) primarily in the United States and Mexico.  We lease nineteen of our manufacturing plants and other facilities and own four.  We consider our major operating properties to be in good operating condition and suitable for their current use.  We believe that the productive capacity of our plants and other facilities is generally adequate for current operations.

The Company's principle facilities are as follows:

Location	Primary Operations Performed
St. Charles, Missouri	Assembly
Cottonwood Falls, Kansas	Assembly
Lenexa, Kansas	Assembly
St. Charles, Missouri	Fabrication
Auburn, Washington	Fabrication
Everett, Washington	Fabrication
Mexicali, Mexico	Fabrication
Vista, California	Fabrication
Wichita, Kansas	Fabrication
Tulsa, Oklahoma	Finishing
Cuba, Missouri	Finishing
Fredonia, Kansas	Machining
Sun Valley, California	Machining
Washington, Missouri	Machining
Wichita, Kansas	Machining
Tulsa, Oklahoma	Distribution
Savannah, Georgia	Kitting, Distribution
Dallas/Fort Worth, Texas	Engineering Services
Everett, Washington	Engineering Services
San Diego, California	Engineering Services
Stansted, Essex, England	Engineering Services
Negombo, Sri Lanka	Engineering Services
St. Charles, Missouri	Offices

In 2015, the Company closed its Coweta, Oklahoma facility and relocated machining work from its St. Charles, Missouri plant to other existing facilities. In addition, in 2015, employees from the Company's Kansas City, Missouri office were relocated to its Lenexa, Kansas facility and its Greenville, South Carolina and Melbourne, Australia engineering offices were closed.

ITEM 3.	LEGAL PROCEEDINGS.

For a description of our proceedings and potential proceedings, see "Legal Contingencies" in Note 11 - "Commitments and Contingencies" in the Notes to our Consolidated Financial Statements, which is incorporated herein by reference.

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

Market Information

The Company’s common stock is traded on the NASDAQ Global Market under the symbol “LMIA.”  The following table sets forth the range of high and low closing sale prices for the Company’s common stock for the periods indicated during the Company’s past two fiscal years:

Period	High	Low
Fiscal Year 2015
1st quarter	$14.62	$11.95
2nd quarter	12.43	9.85
3rd quarter	12.08	9.68
4th quarter	11.25	9.30
Fiscal Year 2014
1st quarter	15.55	13.51
2nd quarter	14.23	13.04
3rd quarter	15.21	12.80
4th quarter	14.39	12.11

Holders

As of March 1, 2016, there were approximately 118 holders of record of the Company’s common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

On July 7, 2005, the Company's shareholders approved the LMI Aerospace, Inc. 2005 Long-term Incentive Plan (the “2005 Plan”).  The 2005 Plan provided for the grant of non-qualified stock options, incentive stock options, shares of restricted stock, restricted stock units, stock appreciation rights, performance awards, and other stock-based awards and cash bonus awards to employees or directors.  Up to 1,200,000 shares of the Company's common stock were authorized for issuance under the 2005 Plan.  As of July 7, 2015 the Company was no longer able to grant awards under the 2005 Plan.

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

The following table summarizes information about our equity compensation plans as of December 31, 2015.  All outstanding awards relate to the Company’s common stock.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by security holders:
2005 Long-Term Incentive Plan	—	—	—
2015 Long-Term Incentive Plan			688,199
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	688,199

(1)	Not reflected in this column are 325,804 shares of unvested, restricted stock outstanding with a $13.61 per share weighted-average grant date fair market value.

The Company made no purchases of its common stock during the year ended December 31, 2015, and the Company does not maintain an active repurchase program. During 2015, the Company returned 65,481 shares of its common stock to treasury related to equity compensation plans, 23,393 shares surrendered by participants for payment of taxes on vested shares and 42,088 shares related to participant forfeitures prior to vesting.

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

The selected financial data set forth below for the year ended December 31, 2015, and each of the four preceding fiscal years, should be read in conjunction with “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements, related notes and other financial information included herein.

(Dollar amounts in thousands, except share and per share data)

	2015	2014	2013	2012 (1)	2011
Statement of Operations Data:
Net sales	$375,096	$387,817	$412,557	$278,629	$254,040
Cost of sales	306,310	312,447	332,695	210,321	194,390
Gross profit	68,786	75,370	79,862	68,308	59,650
Selling, general & administrative expenses	45,678	55,204	55,862	36,891	33,563
Impairment expense (2)	—	26,439	77,750	—	1,163
Contingent consideration write-off (3)	—	—	(7,950)	—	—
Acquisition expense (4)	—	—	247	5,362	—
Restructuring expense (5)	2,322	2,585	3,073	—	—
(Loss) income from operations	20,786	(8,858)	(49,120)	26,055	24,924
Other income (expense)
Interest expense (6)	(22,439)	(29,280)	(16,962)	(1,771)	(669)
Other income (expense), net	(236)	223	618	356	(730)
Total other expense	(22,675)	(29,057)	(16,344)	(1,415)	(1,399)
(Loss) income before income taxes	(1,889)	(37,915)	(65,464)	24,640	23,525
(Benefit) provision for income taxes (7)	352	(8,953)	(6,979)	8,153	7,136
Net (loss) income	$(2,241)	$(28,962)	$(58,485)	$16,487	$16,389
Amounts per common share:
Net (loss) income - per common share	$(0.17)	$(2.28)	$(4.64)	$1.41	$1.42
Net (loss) income - assuming dilution	$(0.17)	$(2.28)	$(4.64)	$1.39	$1.40
Weighted average common shares outstanding	12,869,353	12,716,976	12,607,833	11,701,607	11,559,895
Weighted average dilutive common shares outstanding	12,869,353	12,716,976	12,607,833	11,839,182	11,741,513
Other Financial Data:
Capital expenditures (8)	$16,599	$16,690	$24,149	$19,529	$10,267
Cash provided (used) by operating activities	32,362	49,117	(8,349)	8,799	16,175
Cash used by investing activities	(16,314)	(13,111)	(22,253)	(235,000)	(9,997)
Cash (used) provided by financing activities	(13,471)	(29,651)	27,827	222,680	(257)
Gross profit margin	18.3%	19.4%	19.4%	24.5%	23.5%
Balance Sheet Data:
Cash and cash equivalents	$10,504	$7,927	$1,572	$4,347	$7,868
Working capital (9)	132,384	139,444	148,302	109,394	79,903
Total assets (9,10)	415,980	432,614	469,691	514,768	200,521
Long-term debt, excluding current portion (10)	247,633	259,645	277,702	245,710	—
Shareholders' equity	117,956	118,135	144,144	200,954	167,785

(1)
Includes the operating results of TASS and Valent subsequent to their acquisition dates of August 7, 2012 and December 28, 2012, respectively and includes related purchase accounting adjustments and debt acquired to finance these acquisitions.

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

(3)
In the second quarter of 2013, the Company realized a $7,950 non-cash benefit related to the write-off of the contingent consideration associated with the December 2012 purchase of Valent. The earnings levels required to be achieved by Valent in order for the former owners of Valent to be paid contingent consideration were deemed not likely to be achieved by the required date of December 31, 2013.

(4)	Includes investment banking, accounting, legal, tax and valuation expenses primarily as a direct result of the TASS and Valent acquisitions.

(5)
The year ended December 31, 2015 includes $150 related to the closure of the St. Charles machine parts operations, $94 related to the closure of the Coweta, OK manufacturing facility, $496 related to the closure of engineering offices in Greenville, SC and Melbourne Australia, $718 related to other reductions in the engineering services segment and $864 related to other employment separation activities. The year ended December 31, 2014 includes $287 related to the closure of the Precise Machine facility in Forth Worth, TX, $47 related to the relocation of the Savannah machining operations, $228 related to the closure of the St. Charles machine parts operations and $2,023 related to other employment separation activities. The year ended December 31, 2013 includes $453 related to the closure of the Precise Machine facility in Fort Worth, TX and $2,620 related to the separation agreement reached with key members of Valent.

(6)
The years ended December 31, 2015, December 31, 2014 and December 31, 2012 include $215, $8,466 and $580, respectively, for the write-off of debt financing costs related to the modification and termination of certain debt instruments. The year ended December 31, 2014 also includes a charge of $793 related to the termination and settlement interest rate derivatives.

(7)
The year ended December 31, 2014 includes $8,931 of income tax benefits generated from income tax losses for 2013 and 2014 that the Company decided in 2014 to carry back to prior years. The year ended December 31, 2013 includes a $17,718 valuation charge against deferred tax assets at December 31, 2013 related to the goodwill impairment at Valent noted in (2) above.

(8)	Includes $411 and $746 related to equipment capital leases in 2013 and 2012, respectively.

(9)
During 2015 we adopted FASB Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Income Taxes and applied the provisions of this standard. Prior year balances have been reclassified to reflect the current year presentation as a decrease in Working Capital and Total Assets of $3,913, $2,693, $3,839 and $4,085 at December 31, 2014, 2013, 2012 and 2011, respectively. See Item 8, Note 1 - Accounting Policies.

(10)
During 2015 we adopted FASB Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs and applied the provisions of this standard. Prior year balances have been reclassified to reflect the current year presentation as a decrease in Total Assets and Long-Term Debt, Excluding Current Portion of $5,909, $7,667, and $9,357 at December 31, 2014, 2013 and 2012, respectively. See Item 8, Note 1 - Accounting Policies.

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

On June 19, 2014, the Company issued $250.0 million in second-priority senior secured notes maturing on July 15, 2019. Obligations under these notes are secured by substantially all of the Company’s assets and bear interest at 7.375%, paid semi-annually in January and July, which commenced in January of 2015. Also, on June 19, 2014, the Company used the proceeds from the issuance of these notes to settle and terminate its existing term loan and also modified its revolving credit agreement. As a result, unamortized debt issuance costs associated with the agreement of $8.3 million were written off and recognized as interest expense. Additional debt issuance costs of $8.3 million were incurred as a result of these transactions and are being amortized over the term of the notes and revolving credit agreement.

In January 2015, the Company entered into a long-term supply agreement with Spirit covering all Boeing, Airbus, Bombardier and Mitsubishi aircraft. This agreement extended the performance period of the statements of work for certain contracts and gives the Company preferred supplier status on certain future contracts. In accordance with the contract terms, the Company made $6.5 million in cash payments of consideration to Spirit in 2015.

Results of Operations

The following table illustrates the percentage of sales to primary industries and markets realized over the last three years.

Market	2015	2014	2013
Large commercial aircraft	52.9%	50.1%	47.4%
Corporate and regional aircraft	26.0%	26.1%	25.9%
Military	13.4%	15.1%	18.7%
Other (1)	7.7%	8.7%	8.0%
Total	100.0%	100.0%	100.0%

(1)	Includes technology, testing, rail yard switching equipment and various other products.

Year ended December 31, 2015 compared to year ended December 31, 2014

The following table provides the comparative data for 2015 and 2014:

	2015
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$327.2	$49.1	$(1.2)	$375.1
Cost of sales	263.6	43.8	(1.1)	306.3
Gross profit	63.6	5.3	(0.1)	68.8
S, G, & A and other charges	39.6	8.4	—	48.0
Income (loss) from operations	$24.0	$(3.1)	$(0.1)	$20.8

	2014
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$326.0	$63.4	$(1.6)	$387.8
Cost of sales	259.0	54.9	(1.5)	312.4
Gross profit	67.0	8.5	(0.1)	75.4
S, G, & A and other charges (1)	48.1	36.2	—	84.3
Income (loss) from operations	$18.9	$(27.7)	$(0.1)	$(8.9)

(1) Includes $26.4 million in the Engineering Services segment related to goodwill impairment.

Aerostructures Segment

Net Sales.   Net sales were $327.2 million in 2015, an increase of 0.4% from $326.0 million in 2014. The following table summarizes total sales for the segment and the percentage of total sales represented by the market served for each of the years ended December 31, 2015 and December 31, 2014:

Category	2015	% of Total	2014	% of Total
	($ in millions)
Large commercial aircraft	$176.2	53.9%	$162.5	49.8%
Corporate and regional aircraft	84.7	25.9%	87.5	26.8%
Military	39.2	12.0%	49.1	15.1%
Other	27.1	8.2%	26.9	8.3%
Total	$327.2	100.0%	$326.0	100.0%

Large commercial aircraft generated net sales of $176.2 million in 2015 compared to $162.5 million in 2014, an increase of 8.4%.  The most significant increase in revenue in the category was attributable to increased content and higher production rates on the Boeing 787 platform, which generated $27.5 million in 2015 compared to $15.0 million in 2014. In addition, sales on Boeing 737, 767 and 777 platforms increased $3.1 million, $1.2 million and $0.7 million, respectively to $98.0 million, $4.7 million and $17.5 million, respectively, in 2015. Given production rate announcements on the Boeing 737, we expect sales to increase on this program beginning in 2017. These increases were partially offset by decreases in the sale of wing modification products which generated revenue of $8.9 million in 2015 compared to $14.7 million in 2014. We expect further decreases in the sale of wing modification products in the future.

Net sales of components for corporate and regional aircraft were $84.7 million during 2015 compared to $87.5 million in 2014, a decrease of 3.2%.  The decrease in revenue was primarily attributable to decreases in sales of $7.2 million and $1.3 million, respectively, on the Gulfstream G450/G550 and G280 programs from $31.6 million and $6.8 million, respectively in 2014 to $24.4 million and $5.5 million, respectively, in 2015. These decreases were partially offset by an increase in sales on the

Gulfstream G650 and G500/G600 programs, which generated revenue of $33.9 million in 2015 and $12.6 million, respectively, compared to $29.7 million and $11.0 million, respectively, in 2014.

Military products generated net sales of $39.2 million in 2015 compared to $49.1 million in 2014, a decrease of 20.2%.  Revenues related to the Black Hawk helicopter decreased to $18.6 million in 2015 from $21.8 million in 2014. In addition, revenues decreased on the Boeing V-22, C-17 and Apache programs by $1.6 million, $1.2 million and $2.7 million, respectively, in 2015 compared to 2014.

Other products generated net sales of $27.1 million in 2015 compared to $26.9 million in 2014, an increase of 0.7%.

Cost of Goods Sold.  Cost of goods sold for 2015 was $263.6 million (80.6% of net sales) compared to $259.0 million (79.4% of net sales) for 2014.  In 2014, cost of goods sold was favorably impacted by the reversal of a loss reserve of $5.3 million on a long-term contract due to price increases received for engineering changes and improved hardware costs. This reduction in cost of goods sold in 2014 was partially offset by accelerated depreciation of $1.3 million on assets disposed of at several facilities.

Cost of goods sold for the Aerostructures segment consists primarily of direct labor, materials, subcontract costs and manufacturing overhead, including indirect labor costs, depreciation, rent, supplies and other indirect costs.

Gross Profit.  Gross profit for 2015 was $63.6 million (19.4% of net sales) compared to $67.0 million (20.6% of net sales) for 2014.  Gross profit margin in 2014 was favorably impacted by the $5.3 million loss reserve reversal discussed above on a long-term contract which was partially offset by cost and inefficiencies related to restructuring activities. Gross profit in 2015 was favorably impacted by realized cost savings related to restructuring plans implemented during 2014 and early 2015, offset by the impact of lower production levels.

Selling, General and Administrative Expenses and Other Charges.  Selling, general and administrative expenses and other charges were $39.6 million (12.1% of net sales) in 2015 compared to $48.1 million (14.8% of net sales) in 2014.  The change in selling, general and administrative expenses primarily relates to a net gain recorded in 2015 related to the settlement of a lawsuit of $3.3 million. See Note 11, "Commitments and Contingencies," in the Notes to the Condensed Consolidated Financial Statements. Professional services, environmental expense and restructuring charges were lower in 2015 by $0.8 million, $1.2 million and $1.0 million, respectively, when compared to 2014. In addition, 2015 included a $2.0 million reduction in salary and related fringes when compared to 2014, the result of previously implemented cost reduction plans.

Selling, general and administrative expenses for Aerostructures segment consists primarily of labor, rent, depreciation and amortization, professional services and other administrative expenses.

Engineering Services Segment

Net Sales.  Net sales were $49.1 million in 2015, a decrease of 22.6% from $63.4 million in 2014.  The following table summarizes the segment’s total sales and the percentage of the segment’s total sales represented by the market served for each of the years ended December 31, 2015 and December 31, 2014, respectively:

Category	2015	% of Total	2014	% of Total
	($ in millions)
Large commercial aircraft	$22.4	45.6%	$31.6	49.8%
Corporate and regional aircraft	13.4	27.3%	13.8	21.8%
Military	11.1	22.6%	10.1	15.9%
Other	2.2	4.5%	7.9	12.5%
Total	$49.1	100.0%	$63.4	100.0%

Net sales of services for large commercial aircraft were approximately $22.4 million in 2015 compared to $31.6 million in 2014, a decrease of 29.1%.  The decrease in this category was primarily attributable to a decline in sales related to the Airbus 350 platform which decreased from $5.2 million in 2014 to $0.2 million in 2015. In addition, sales on various Boeing programs, maintenance and repair revenues and sales on the Goodrich Nacelle program declined $1.4 million, $2.5 million and $1.3 million, respectively, in 2015 compared to 2014. These decreases were partially offset by an increase in revenue on the Bombardier C-Series program of $3.5 million, which contributed $5.4 million in 2015 compared to $1.9 million in 2014.

Net sales of services supporting corporate and regional aircraft were approximately $13.4 million during 2015 compared to $13.8 million in 2014, a decrease of 2.9%.  The decrease in sales is primarily attributable to a $7.9 million decrease in sales on the Bombardier Learjet L-85 program that was canceled in late 2014. This decrease was partially offset by an increase in sales on the Bombardier Global 7000 program, which contributed $5.6 million in 2015 compared to $4.4 million in 2014. In addition, sales increased on the Aerion AS2 and Arrowhead Global Wing program by $1.5 million and $1.1 million, respectively, when compared to the prior-year period.

Military programs generated net sales in 2015 of approximately $11.1 million compared to $10.1 million in 2014, an increase of 9.9%.  The increase was primarily attributable to sales on a program with the U.S. Navy of $7.7 million in 2015 compared to $6.2 million in 2014. In addition, the Lockheed Martin HAVOC program, which was new in 2015, generated sales of $1.3 million. These increases were partially offset by reductions on the Bell V-280 program of $2.2 million during 2015 when compared 2014.

Sales related to the design and delivery of tooling on various programs supporting commercial aircraft were $2.2 million in 2015 compared to $7.9 million in 2014, a decrease of 72.2%.  Tooling sales on various Boeing programs and sales on a space program decreased $1.6 million and $1.4 million, respectively, in 2015 when compared to 2014.

Cost of Goods Sold.  Cost of goods sold for 2015 was $43.8 million (89.2% of net sales) compared to $54.9 million (86.6% of net sales) for 2014.  The decrease in cost of goods sold was primarily due to reductions in direct labor, which is the result of lower demand for this segment.

Cost of goods sold for the Engineering Services segment consists primarily of direct labor, subcontract costs and overhead, including rent, maintenance, and indirect costs.

Gross Profit. Gross profit for this segment was $5.3 million (10.8% of net sales) for 2015 compared to $8.5 million (13.4% of net sales) for 2014.  The decrease in gross profit was primarily attributable to unfavorable cumulative long-term revenue adjustments in addition to the decline in sales and related unfavorable fixed-cost utilization. In 2015 and 2014, net unfavorable revenue adjustments were recognized of $2.0 million and $1.0 million, respectively, which were primarily related to the Mitsubishi Regional Jet program.

Selling, General and Administrative Expenses and Other Charges. Selling, general and administrative expenses and other charges were $8.4 million (17.1% of net sales) in 2015 compared to $36.2 million (57.1% of net sales) for 2014.  The change in expense in is primarily related to a $26.4 million goodwill impairment recognized in 2014. In addition, implemented cost reductions contributed to a decrease in salaries and related expense by $1.5 million, which was partially offset by increases in restructuring expense of $0.7 million in 2015 when compared to 2014. Restructuring expenses recognized in 2015 related to the closure of the Greenville, South Carolina and Melbourne, Australia offices in addition to the elimination of other management positions within this segment. Implementation of these plans is expected to generate annual savings of $3.0 million.

Selling, general and administrative expenses for Engineering Services segment consists primarily of labor, rent, depreciation and amortization, professional services and other administrative expenses.

Non-segment Expenses

Interest Expense.   Interest expense was $22.4 million for 2015 compared to $29.3 million for 2014.  On June 19, 2014, the Company terminated its previous long-term credit agreement, modified its revolving credit agreement, and issued senior notes. As a result of these transactions, interest expense in 2014 included $9.3 million related to the write-off of debt financing cost and settlement of related interest rate derivatives. Excluding these non-recurring items. overall interest expense increased in 2015 when compared to 2014 as interest rates on our senior secured notes are higher than the rates under our previous credit agreement.

Other Income (Expense), Net.  Other expense was $0.2 million for 2015 compared to other income of $0.2 million for 2014.

Income Tax Expense.  Income tax expense for 2015 was $0.4 million compared to a $9.0 million income tax benefit for 2014.  During 2015, our effective income tax rate was (18.6)% compared to 23.6% in 2014. The effective tax rate in 2014 includes tax benefits of approximately $2.6 million associated with the decision to carry back the net operating loss recognized in 2013. The Company continues to have a full valuation allowance against its remaining net deferred tax assets at December 31, 2015.

Year ended December 31, 2014 compared to year ended December 31, 2013

The following table provides the comparative data for 2014 and 2013:

	2014
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$326.0	$63.4	$(1.6)	$387.8
Cost of sales	259.0	54.9	(1.5)	312.4
Gross profit	67.0	8.5	(0.1)	75.4
S, G, & A and other charges (1)	48.1	36.2	—	84.3
(Loss)/income from operations	$18.9	$(27.7)	$(0.1)	$(8.9)

(1) Engineering Services segment includes $26.4 million related to goodwill impairment

	2013
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$331.7	$83.7	$(2.8)	$412.6
Cost of sales	263.6	71.6	(2.5)	332.7
Gross profit	68.1	12.1	(0.3)	79.9
S, G, & A and other charges (1)	114.2	14.8	—	129.0
Income from operations	$(46.1)	$(2.7)	$(0.3)	$(49.1)

(1) Includes $73.5 million in the Aerostructures segment related to goodwill impairment and $4.2 million in the Engineering Services segment related to intangible asset impairment.

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

Net sales of components for corporate and regional aircraft were $87.5 million during 2014 compared to $89.3 million in 2013, a decrease of 2.0%.  Revenue decreased $2.9 million on the Gulfstream G500/G600 program, primarily the result of a decrease in tooling revenue, from $14.0 million in 2013 to $11.1 million in 2014. In addition, revenue decreased on the Gulfstream G450/G550 program by $4.5 million, from $36.1 million in 2013 to $31.6 million in 2014. These decreases in revenue were offset by a $6.2 million increase on the Gulfstream G650 program which contributed $29.7 million in 2014 compared to $23.5 million in 2013.

Military products generated net sales of $49.1 million in 2014 compared to $57.1 million in 2013, a decrease of 14.0%.   The decrease was primarily due to a reduction in Black Hawk helicopter and Embraer KC390 revenues, which contributed $21.8 million and $2.1 million, respectively, in 2014 compared to $26.9 million and $6.7 million, respectively, in 2013.

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

Selling, General and Administrative Expenses and Other Charges.  Selling, general and administrative expenses and other charges were $48.1 million (14.8% of net sales) in 2014 compared to $114.2 million (34.4% of net sales) in 2013.  Included in expenses for the year ended December 31, 2013 were $73.5 million related to goodwill impairment charges. This impairment was offset by an $8.0 million benefit related to the write-off of the contingent consideration associated with the December 2012 purchase of Valent. In 2014, increases in environmental expenses of $0.9 million also contributed to the change in selling, general, and administrative expenses when compared to the prior-year period.
During 2014, the Company implemented restructuring plans that resulted in the closure of its Precise Machine facility and relocation of machining operations from its Savannah facility to other facilities in the company. In addition, the Company implemented other employment separation activities and committed to a restructuring plan that will result in the relocation of the machining operations in its St. Charles, Missouri facility to other facilities in the company. As a result of these restructuring activities, the Company recognized $2.1 million of restructuring expense in 2014. In 2013, the Company recognized $3.1 million is restructuring expenses associated with a separation agreement reached with key members of Valent, and the closure of its Precise Machine facility.
Excluding the impact of these non-recurring items, selling, general and administrative costs decreased $0.5 million in 2014 when compared to 2013 resulting from cost reductions implemented in 2014.

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

Net sales of services for large commercial aircraft were $31.6 million in 2014 compared to $37.3 million in 2013, a decrease of 15.3%.  The decline in sales was due to several key programs, the most significant of which were the Goodrich Nacelle program, the Boeing 747 platform and the Airbus 350 platform that decreased $3.8 million, $1.5 million and $1.2 million, respectively, in 2014 compared to 2013. These decreases were partially offset by increases of $1.3 million related to the Triumph BA7000 program and $1.2 million in maintenance and repair revenues in 2014 as compared to 2013.

Net sales of services supporting corporate and regional aircraft were $13.8 million during 2014 compared to $17.9 million in 2013, a decrease of 22.9%.  The decrease in sales was primarily related to reductions of $2.8 million in support of the Bombardier Learjet L-85, as the project was canceled in late 2014. Net sales for this market were unfavorably impacted in 2014 as compared to 2013 by $1.1 million related to cumulative long-term revenue adjustments.

Military programs generated net sales in 2014 of $10.1 million compared to $19.9 million in 2013, a decrease of 49.2%.  The decrease from 2013 was primarily due to a $9.0 million reduction in sales on a project nearing completion in support of the Boeing Tanker program. In addition, the Embraer KC 390 program revenue declined $2.3 million, offset by an increase of $2.3 million in sales to Spirit Aerosystems in support of the V280 program. Military sales were unfavorably impacted in 2013 as compared to 2014 by $1.0 million in cumulative long-term revenue adjustments.

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

Gross Profit. Gross profit for this segment was $8.5 million (13.4% of net sales) for 2014 compared to $12.1 million (14.5% of net sales) for 2013.  The decrease in gross profit percentage was primarily driven by a decrease in revenue, which increased fixed costs as a percentage of sales. Gross profit in both 2014 and 2013 were impacted by net unfavorable cumulative long-term revenue adjustments of $1.0 million and $1.7 million, respectively.

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

Non-segment Expenses

Interest Expense.   Interest expense was $29.3 million for 2014 compared to $17.0 million for 2013.  The increase in interest expense in 2014 was primarily due to the $8.5 million write-off of debt financing costs and a $0.8 million settlement of interest rate derivatives related to the termination of the Company's long-term credit agreement and the modification of the

Company's revolving credit agreement. Increased average interest rates also contributed to the increase in interest expense in 2014 due to the refinancing of the primary debt source from a term loan to higher interest rate notes.

Other Income (Expense), Net.  Other income was $0.2 million for 2014 compared to other income of $0.6 million for 2013.

Income Tax Expense.  An income tax benefit was realized for 2014 of $9.0 million compared to $7.0 million of income tax benefit for 2013.    During 2014, our effective income tax rate was 23.6% compared to 10.7% in 2013. The effective tax rate in 2014 includes tax benefits recognized for the carry back of our 2014 and 2013 tax losses to prior years. The effective tax rate in 2013 was impacted by a $17.6 million deferred tax charge for a valuation allowance established during the fourth quarter of 2013.

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

Operating income in 2015 included charges for restructuring and integration expenses and a gain related to the settlement of a lawsuit. Operating income in 2014 included charges for goodwill impairment, restructuring, and integration expenses. Operating income in 2013 included charges for goodwill impairment, restructuring, acquisition costs, intangible asset impairment and integration expenses in addition to the recognition of fair value step up on the inventory acquired from the Valent acquisition. These charges were partially offset by the write-off of contingent consideration. EBITDA and Adjusted EBITDA exclude these charges, as applicable, and provide meaningful information about the operating performance of our businesses apart from the acquisition-related expenses, as well as interest and tax expenses.

The following financial items have been added back to our net income when calculating EBITDA:

•	Depreciation;

•	Amortization expense;

•	Goodwill and intangible asset impairment;

•	Interest expense; and

•	Income tax expense.

The following financial items have been added back to our net income when calculating Adjusted EBITDA:

•	Stock-based compensation;

•	Acquisition and integration expenses;

•	Fair value step-up on acquired inventories;

•	Restructuring expenses;

•	Contingent consideration write-off;

•	Gains related to the settlement of a lawsuit; and

•	Other (net).

Reconciliations of net income to EBITDA and Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of net sales were as follows:

	(In Thousands) Years Ended December 31,
	2015	2014	2013
Net (loss) income	$(2,241)	$(28,962)	$(58,485)
Depreciation and amortization (1)	20,404	22,459	20,560
Goodwill and intangible asset impairment (2)	—	26,439	77,750
Interest expense (3)	22,439	29,280	16,962
Income tax (benefit) expense (4)	352	(8,953)	(6,979)
EBITDA	40,954	40,263	49,808
Stock-based compensation (5)	3,236	2,748	2,445
Restructuring expense (6)	2,322	2,585	3,073
Integration expense	526	818	1,265
Fair value step up on acquired inventories	—	—	2,497
Acquisition expenses (7)	—	—	247
Contingent consideration write-off (8)	—	—	(7,950)
Other (net) (9)	(1,619)	1,173	(618)
	4,465	7,324	959
Adjusted EBITDA	$45,419	$47,587	$50,767

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

(3)	Includes the write-off of deferred financing costs in connection with refinanced credit facilities in 2014 of $8,340.

(4)
Includes $8,931 of income tax benefits generated from income tax losses for 2013 and 2014 that the Company decided in 2014 to carry back to prior years. Includes a $17,718 valuation charge against deferred tax assets at December 31, 2013 related to the goodwill impairment at Valent noted in (2) above.

(5) Includes shared-based expense associated with the LMI Aerospace, Inc. 2005 Long-term Incentive Plan and the LMI Profit Sharing and Savings Plan. 2015 also includes share-based expense associated with the Valent Aerostructures, LLC 401(k) Plan and the LMI Aerospace, Inc. 2015 Long-term Incentive Plan. In addition, 2015 and 2014 include expenses associated with share-based payments to settle obligations under a consulting agreement.

(6)
In 2015, restructuring includes costs associated with the closure of the St. Charles, MO machining operation, Coweta, OK manufacturing facility, and engineering offices in Melbourne, Australia and Greenville, SC, in addition to other employment separation activities. In 2014, restructuring includes costs associated with the Precise Machine facility closure, Savannah, GA machining operations relocation, St. Charles, MO machining operations closure, and other employment separation activities. In 2013, restructuring includes costs associated with severance related to the Precise Machine facility closure and separation costs associated with key members of Valent.

(7)    Includes investment banking, accounting, legal, tax and valuation expenses for acquisitions.

(8) In 2013, required targets were not achieved in order for the former interest owners of Valent to receive contingent consideration, thus the amount of the liability established at acquisition was written off.

(9) In 2015, the Company recorded a net gain of $3.3 million related to a legal settlement. The gain realized from the settlement offsets environmental expenses, accelerated depreciation and other expenses totaling $1.9 million that were recorded as a favorable adjustment to EBITDA when incurred in prior periods.  For consistency, the above table reflects only $1.9 million of the net gain recorded in 2015 as an unfavorable EBITDA adjustment.  See Note 11, "Commitments and Contingencies," in the Notes to the Condensed Consolidated Financial Statements. Includes $1.0 million of environmental expenses in 2014.

Liquidity and Capital Resources

The Company's operations generated cash of $32.4 million in 2015. The Company's operations generated cash of $49.1 million in 2014 and used cash of $8.3 million in 2013.   The net operating cash inflow in 2015 was driven by reductions in product inventory, the collection of $7.0 million in income tax receivables and a $3.1 million net cash legal settlement.

In January of 2015, the Company signed an agreement with Spirit Aerostructures ("Spirit") to form a strategically aligned partnership. This agreement extended the performance period of the statements of work for certain contracts with Spirit and gave the Company preferred supplier status on certain future contracts. In accordance with the contract terms, the Company made $6.5 million in cash payments of consideration to Spirit in 2015. This consideration is being amortized as a reduction to sales and the net balance of $6.0 million at December 31, 2015 is recorded as an increase to capitalized contract cost in inventory in the Consolidated Balance Sheet. Offsetting this increase and excluding the impact of inventory deferrals on long-term contracts, the Company reduced product inventory by $10.8 million in 2015.

In November of 2015, the Company and the former equity owners of Valent executed definitive settlement documents with respect to the resolution of certain indemnification claims and other disputes involving, among other things, the environmental matters associated with our Cuba, MO facility. Pursuant to the terms of the agreements, $3.1 million of the funds held in escrow related to the acquisition of Valent were disbursed to the Company and the former equity owners of Valent assumed a $1.2 million payment obligation of the Company. The settlement also resulted in the Company assuming other liabilities of $0.5 million, collecting a previously recorded receivable of $0.4 million and recording other expenses of $0.1 million.
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

Net cash used for investing activities for the year ended December 31, 2015 was $16.3 million compared to $13.1 million and $22.3 million for the years ended December 31, 2014 and 2013, respectively.  We spent $16.6 million in 2015 on capital expenditures, compared to $16.7 million and $23.7 million during 2014 and 2013, respectively, as we normalize capital spending after increasing capital spending in support of anticipated growth and the additional capital needs for our acquired businesses.

Cash used by financing activities was $13.5 million in 2015, compared to cash used of $29.7 million in 2014 and cash provided of $27.8 million in 2013.  In 2015, the Company used cash to pay $13.3 million in outstanding debt, of which $10.8 million was used to retire senior secured notes. During 2014, the Company settled its then outstanding term loan with proceeds from the issuance of $250.0 million in senior secured notes (the "notes"). Proceeds from the notes also partially funded net payments of $36.0 million against our revolving credit facility. During 2014, the Company also settled a mortgage of $2.1 million, an equipment loan of $3.1 million and retired $5.0 million of the outstanding notes. The Company also paid $8.0 million in debt financing costs in 2014. Cash provided in 2013 resulted from borrowings against the Company's revolving credit facility.

Cash paid for interest was $21.3 million in 2015 compared to $7.4 million in 2014 and $13.2 million in 2013. During 2013 and through June 18, 2014, the Company's primary debt was a term note that accrued interest at a rate of 4.75%. During the second half of 2014 and all of 2015, the Company's primary debt was senior secured notes accruing interest at a rate of 7.375%. The debt related to the senior secured notes did not require payments until January of 2015.
 On June 19, 2014, the Company issued $250.0 million in second-priority senior secured notes maturing on July 15, 2019, of which $234.2 million remain outstanding at December 31, 2015. In addition, also on June 19, 2014, the Company modified its existing revolving credit facility which matures on the earlier of the fifth year anniversary date, July 15, 2019, or the date that is 91 days prior to the maturity date of the senior secured notes unless the notes are repaid, refinanced or otherwise satisfied in full. The maturity dates are subject to acceleration upon occurrence of an event of default. An event of default under the revolving credit agreement includes, among other things, failure to pay any material indebtedness, acceleration of payments by any lender prior to scheduled maturity, or judgments rendered against the Company requiring payments at or above certain levels. The credit agreement contains a covenant that requires us to comply with a maximum first priority debt to EBITDA ratio on a quarterly basis. In addition, the agreement also contains certain restrictive covenants that limit and in some circumstances prohibit, our ability to, among other things, incur additional debt, sell, lease or transfer our assets, make investments, guarantee debt or obligations, create liens, and enter into certain merger, consolidation or other reorganization transactions.  These restrictive covenants prohibit the Company from paying dividends. These restrictions could limit our ability to obtain future financing, make acquisitions or needed capital expenditures, withstand the current or future downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise, any of which could place us at a competitive disadvantage relative to our competitors that have less debt and are not subject to such restrictions. At December 31, 2015, the Company was in compliance with all of its covenants and expects to be in compliance with its covenants in future periods.  If the Company fails to meet any covenants in the credit facility, the Company would not be in compliance with its credit agreement and the lenders would be entitled to exercise various rights, including causing the amounts outstanding under the revolving credit facility to become immediately due and payable.

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

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of operating leases as reflected under “Contractual Obligations and Commitments” below.

Contractual Obligations and Commitments

We had the following contractual obligations and commitments for debt and non-cancelable operating lease payments:

	Total (3)	Less Than 1 year	1-3 years	3 - 5 years	More than 5 years
	($ in thousands)
Debt (1)	$254,534	$2,362	$5,342	$244,546	$2,284
Interest on Long-term debt (2)	$62,574	17,943	35,621	8,729	281
Operating Leases (3)	$45,167	7,654	13,352	9,374	14,787
Total	$362,275	$27,959	$54,315	$262,649	$17,352

(1)	Balances include obligations under capital leases

(2)	Interest expense assumes the balances of long-term debt at the end of the period and current effective interest rate.

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

At times, we accept orders for products where actual production costs differ from our expectations when we quoted the product.  Additionally, customers may request engineering changes or quality acceptance changes in products that may alter the cost of products produced by us.  In the latter circumstance, we notify the customer of these issues and seek reimbursement for costs incurred over and above the selling price of the products, as well as a re-pricing of the product on future deliveries.

For certain fixed price contracts requiring development or delivery of multiple units of complex product over more than one year, we incur and defer, as part of the inventory, certain costs that are specific to a particular contract and which we expect to recoup as part of the unit cost charged to the customer under the contract.  At December 31, 2015, these deferrals include $6.0 million for consideration paid related to an agreement signed with Spirit Aerostructures that is being amortized to as a reduction to sales over the life of the related contracts. See Item 8, Note 4 - "Inventories" in the Notes to our Consolidated Financial Statements. Such costs are charged to cost of product sales ratably as the manufactured units are shipped or costs are incurred pursuant to the contract.  Changes in the estimated number of units expected to be delivered under the contract result in prospective adjustments of the ratable charge-off of deferred inventoriable costs per unit shipped.  Should the remaining inventoriable costs plus estimated costs of production of units yet to be shipped under the contract exceed estimated future contract revenues, the resulting full loss is recognized in the period it becomes probable and estimable.  See Note 1 of the Notes to Consolidated Financial Statements in Item 8 below.

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

The percentage of completion method used to account for contracts depends on the nature of the products provided under the contract. For example, for contracts that require us to perform a significant level of development effort, in comparison to the total value of the contract, sales are recorded using the cost to cost method to measure progress toward completion. Under the cost to cost method of accounting, we recognize sales and estimated profit as costs are incurred based on the proportion that the incurred costs bare compared to total estimated costs. For contracts that require us to provide a substantial number of similar items without a significant level of development, we record sales and estimated profit on a percentage of completion basis for contracts using units of delivery as the basis to measure progress toward completing the contract. Under both methods, profit recognized is based on the total expected profit margin percentage.
The Company periodically reviews all estimates to complete as required by the authoritative guidance and the estimated total cost and expected gross profit are revised as appropriate over the life of the contract.  Any revisions to the estimated total cost are accounted for as a change in estimate.  A cumulative catch-up adjustment is recorded in the period of the change in estimated costs to complete the contract.  Therefore, gross profit in a period includes (a) a cumulative catch-up adjustment to reflect the adjustment of previously recognized profit associated with all prior period revenue recognized based on the current estimate of gross profit margin, as appropriate, and (b) recognition of the current period costs of sales and related gross profit margin based on the current period sales multiplied by the current estimate of the gross profit margin on the contract.

The net unfavorable cumulative catch-up adjustment recorded in 2015 is primarily related to the Mitsubishi Regional Jet design-build program for which a provision for anticipated loss was established in 2015. This adjustment totaled $2.8 million in 2015, of which $2.0 million represents the total expected loss on the contract and $0.8 million relates to revenue recorded in prior periods.
The net cumulative catch-up adjustment recorded in 2014 is primarily due to a contract for which a provision for anticipated loss was established in 2013 for $5.3 million as part of the purchase accounting for the Valent acquisition. During 2014, this contract was amended due to the resolution of several engineering changes that resulted in increased revenue per shipset. In addition, the Company was able to secure more favorable future material costs as engineering design to the related assemblies had stabilized. As a result, contract costs were no longer expected to exceed revenue and the related loss reserve was reversed in 2014. The Company also recorded an unfavorable cumulative catch-up adjustment on the Mitsubishi Regional Jet design-build program in 2014 that resulted in a reduction in revenue of $1.5 million. This adjustment was the result of unforeseen test failures that have subsequently required additional design hours and increased cost.
In addition, should total estimated costs at completion exceed the estimated total revenue, the anticipated full loss on a contract is recognized in the period in which the anticipated loss is determined.  The loss is reported as either a reduction of revenue or as a charge to cost of sales. The cumulative gross profit margin recognized on a contract accounted for under the units of delivery method through the end of the current period on a contract with an estimated loss will equal the current estimate of the gross profit margin on the contract multiplied by the contract revenues recognized through the end of the current period plus the provision for the additional loss on contract revenues yet to be recognized.  The current period cost of sales on a contract with a loss reserve will equal current period sales, thus, gross profit on those sales will be recognized at a 0% margin. In accordance with ASC 605-35-45-1&2, the provisions for anticipated losses on contracts are accounted for as additional contract cost and recognized as part of cost of sales. Provisions for losses are recorded as a reduction of related contract costs recorded in inventory. Any excess loss provision is recorded as a current liability.
The Company did not have any contracts in a loss contract position at December 31, 2014. At December 31, 2013, the Company had a contract being accounted for using the units of delivery method which was acquired during the Valent acquisition where estimated costs exceed the total contract revenue. A provision for anticipated loss was established during 2013 for $5.2 million at acquisition and was treated as measurement period change and, as such, increased the goodwill related to the Valent acquisition. At December 31, 2013, this loss was recorded in the balance sheet as a $2.0 million reduction in inventory and a $3.2 million provision in current liabilities. During 2014, as discussed above, this loss reserve was reversed.
For contracts accounted for using the percentage of completion method, management’s estimates of total units to be produced, and material, labor and overhead costs on long-term contracts are critical to the Company.  Due to the size, length of time and nature of many of our contracts, the estimation of revenue and costs through completion is complicated and subject to many variables.
Total contract revenue estimates are based on negotiated contract prices, customer change orders, claims (when a legal basis exists) and estimated cost to produce the product or service plus a profit in some instances. The contract revenue estimates consider customer purchase orders, projections and industry guidance. In addition, claims and unpriced change orders will impact the estimate of total revenues and profits. In the ordinary course of business, the Company may receive requests from its customers to perform tasks not specified in its contracts.  When this occurs on a long-term contract using the cost-to-cost method of percentage of completion accounting, the Company may record revenue for claims or unpriced change orders to be negotiated with customers.  As of December 31, 2015, approximately 0.3% of revenue represented amounts associated with claims and unpriced change orders.
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
The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount.  If it is, the quantitative tests require comparing recorded values to estimated fair values for the assets under review.  If it is not, no additional analysis is required, however the Company may choose to perform a quantitative assessment of the fair value.
The Company's goodwill balances were $86.8 million at both December 31, 2015 and 2014. Under guidelines established by FASB ASC Topic 280, Segment Reporting (“ASC 280”) the Company operates in two operating segments. However, the Company has recorded its goodwill and conducts testing for potential goodwill impairment at a reporting unit level.   The reporting units represent a business for which discrete financial information is available, and segment management regularly reviews the operating results.  There are three reporting units within the Company that have goodwill recorded with 72.0% of the goodwill reported within the Aerostructures operating segment and the remaining 28.0% reported in the Engineering Services operating segment. The Aerostructures operating segment has three reporting units of which only two have goodwill. In the Aerostructures segment, the Valent reporting unit has $56.3 million of goodwill and the Fabrication reporting unit has $6.2 million of goodwill at December 31, 2015. The Engineering Services reporting unit goodwill balance was $24.3 million at December 31, 2015.
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
Using the DCF model requires the Company to forecast operating cash flows, including future sales growth, operating costs, tax rates, capital spending, and working capital changes. These assumptions may vary significantly among the reporting units. In addition estimates are required for the discount rate and the terminal value.  The discount rate represents the expected return on capital and is based on the estimated weighted average cost of capital for a market participant. The discount rate considers the risk inherent in the projections used to estimate the fair value of the reporting unit.  This rate takes into account the uncertainty about the expected revenue growth of the reporting unit and expected operating margins as well as the past performance of the reporting unit.  The cash flow forecasts of the reporting units are based upon management’s long-term view of the Company’s markets.  The Company has not materially changed its methodology for goodwill impairment testing for the years presented. Due to the many variables inherent in the estimation of a reporting unit's fair value and the relative size of the Company's recorded goodwill, differences in assumptions may have a material effect on the results of the Company's impairment analysis.
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
Engineering Services Reporting unit: The Company's 2015 annual step one impairment test did not indicate that the fair value of this reporting unit was below its carrying value. The fair value exceeded the book value by 8.4% at the testing date. The key assumptions used in the Step One test are as follows:

•
Discount rate:  The discount rate used in determining the fair value of the reporting unit was 12.2% which was higher than rate of 11.7% used in 2014. The discount rate increase in 2015 was primarily due to the historical earnings volatility of the unit in the last three fiscal periods. An increase in the discount rate of one percentage point would result in the fair value of the reporting unit approximating the carrying value of the unit.

•
Revenue growth assumptions:  Projected annual growth assumptions are based on the Company’s and its peers historical operating performance adjusted for current and expected competitive and economic factors surrounding the aerospace and defense industry (the “industry”).  The growth rates used approximated 4.1% per year. The Company used a terminal growth rate of 3.0% to calculate the terminal value in the discounted cash flow analysis.

•
Operating profit margin assumptions:  The forecasted operating profit used in the income approach is expected to improve in the future years as a result of sales growth and a reduction in operating costs resulting from restructuring activities completed in fiscal year 2015. The closure of the Greenville, South Carolina and Melbourne, Australia offices in addition to the elimination of other management positions within this reporting unit are expected to generate annual savings of $3.0 million.

•
Working Capital assumptions and capital expenditures:  Working capital requirements were forecasted based on the reporting unit’s historical performance.  Capital expenditures were forecasted based on current spending plans for the forecast period and are expected to moderate as sales growth slows in the terminal year.

The Company also used the market approach to estimate the fair value of the reporting unit. The Company used EBITDA multiples based on the last 12 months and for the next 12 months to estimate fair value using a market approach. The multiple used in the valuation was approximately 7.1 times EBITDA. This resulted in a market value that was within 1.8% of the estimated fair value using the income approach. If any of these or other related estimates and assumptions are not realized in the future, to the extent the reporting unit cannot generate future cash flows at a level sufficient to recover the net book value, the Company may be required to record impairment charges. The impairment charges would reduce future net income and earnings per share.
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
The Step Two test determined that a goodwill impairment associated with this reporting unit existed. The fair value of this reporting unit's goodwill exceeded the its implied fair value by approximately 52.1%, or $26.4 million. The following is a summary analysis of the significant assumptions used by the Company to estimate the fair value of this reporting unit using the income approach and how the assumptions were developed:

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
Valent Reporting unit: The Company's 2015 annual step one impairment test did not indicate that the fair value of this reporting unit was below its carrying value. The fair value exceeded the book value by 17.3% at the testing date. The key assumptions used in the Step One test are as follows:

•
Discount rate:  The discount rate used in determining the fair value of the reporting unit was 12.0% which was slightly higher than rate of 11.5% used in 2014. The increase in the discount rate reflects the use of corporate bond yield rates for securities with a debt rating similar to that of the Company's senior secured notes at December 31, 2015. This corporate bond yield rate was used in the calculation of the risk-free rate. An increase in the discount rate of one percentage point would indicate that the fair value of the reporting unit remains in excess of the carrying value of the unit.

•
Revenue growth assumptions:  Projected annual growth assumptions are based on the Company’s and its peers historical operating performance adjusted for current and expected competitive and economic factors surrounding the aerospace and defense industry (the “industry”).  The growth rates used approximated 8.1% per year primarily driven by expected increased demand for large commercial aircraft. The Company used a terminal growth rate of 3.0% to calculate the terminal value in the discounted cash flow analysis.

•	Operating profit margin assumptions: The forecasted operating profit used in the income approach is expected to improve in the future years as a result of leveraging additional sales.

•
Working Capital assumptions and capital expenditures:  Working capital requirements were forecasted based on the reporting unit’s historical performance.  Capital expenditures were forecasted based on current spending plans for the forecast period and are expected to moderate as sales growth slows in the terminal year.

The Company also used the market approach to estimate the fair value of the reporting unit. The Company used EBITDA multiples based on the last 12 months and for the next 12 months to estimate fair value using a market approach. The multiple used in the valuation was approximately 8.7 times EBITDA. This resulted in a market value that was within 4.3% of the estimated fair value using the income approach. If any of these or other related estimates and assumptions are not realized in the future, to the extent the reporting unit cannot generate future cash flows at a level sufficient to recover the net book value, the Company may be required to record impairment charges. The impairment charges would reduce future net income and earnings per share.
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
The Valent reporting unit's goodwill of $56.3 million at December 31, 2015 and December 31, 2014 reflected a goodwill impairment of $73.5 million that was recorded in 2013.
Fabrication Reporting Unit: The goodwill balance related to the Fabrication reporting unit was $6.2 million at December 31, 2015. The Company performed the annual test of goodwill and indefinite-lived intangible assets for the Fabrication unit by performing a qualitative assessment and concluded it was more likely than not that the fair value of the unit exceeded carrying value, and thus no impairment charge was recorded.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred.  Such indicators may include deterioration in general economic conditions, negative developments in equity and credit markets, adverse changes in the markets in which a unit operates, increases in input costs that have a negative effect on earnings and cash flows, or a trend of negative or declining cash flows over multiple periods, among others.  The fair value that could be realized in an actual transaction may differ from that used to evaluate the impairment of goodwill.
As of December 31, 2015, and in further support of our analysis, our net book value for the entire Company (i.e., shareholders’ equity) was $118.0 million, and our market capitalization was approximately $133.4 million.
Other Intangibles. Customer-related intangible assets on the Consolidated Balance Sheets were $46.2 million and $50.3 million, at December 31, 2015 and 2014, respectively. The assets resulted from the acquisitions of Versaform Corporation, D3, Intec, TASS and Valent have an original estimated useful lives ranging from five to twenty-two years.  The trademark that resulted from the D3 acquisition was determined to have an indefinite life.  Other trademarks are amortized over a period of three to seven years. Other intangible assets resulting from the acquisition of Intec, TASS and Valent have an original estimated useful life of three to six years.  The assumptions and judgments used in determining the useful lives of the intangible assets included in the period of time over which the Company expects to use the asset, expected duration of revenue that will be generated from the asset and how relationships with customers will create future propensity to purchase products and services from the Company. Valent intangible assets are amortized using on the straight-line method. All other remaining intangibles assets are not material.
We test the indefinite lived intangible asset for impairment, at least annually, by comparing its carrying value over the amount of discounted cash flows attributable to the intangible asset.  We test the finite lived intangible assets for impairment by assessing the current period cash flows of each asset group.  Events or changes in circumstances, including loss of a significant customer, a significant decrease in the level of business with a customer or a long-term contract not being extended, would indicate that the carrying amount of any of these intangible assets may not be recoverable and a change in the remaining useful life could be required. If that is the case, an undiscounted cash flow test will be performed and, if necessary, an impairment charge will be recognized for the amount by which the carrying amount of these assets exceeds its fair value. The trademark related to the D3 acquisition for $4.2 million was determined to be impaired and was written off in 2013. The other intangible assets relating to the Engineering Services reporting unit of $4.9 million were tested during the 2014 Step Two impairment test, as discussed above, and were not deemed to be impaired at December 31, 2014. The other intangible assets were evaluated for triggering events quarterly by the Company in 2015 and were not deemed to be impaired.
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
Based on these criteria and the relative weighting of both the positive and negative evidence available, and in particular the activity surrounding the Company's losses in 2015, 2014 and 2013, management determined that it was necessary to establish a valuation allowance against all of its net U.S. deferred tax assets at December 31, 2015, 2014 and 2013. This determination was made as the Company entered into a cumulative loss position in the year ended December 31, 2013, due to the recording of a goodwill impairment of $73.5 million related to Valent. The Company remains in a loss position at December 31, 2015. Once the Company entered into a cumulative loss position, it passed the threshold after which there is a presumption that it should no longer rely solely on projected future income when determining whether the deferred tax asset is more likely than not to be realized. While the Company does project future income, the objectively verifiable negative evidence of the recent losses and risk related to those projections outweighs the positive evidence. A valuation allowance of $17.6 million was recorded to fully reserve the U.S. net deferred tax asset at December 31, 2013. The remaining valuation allowance, which fully reserves the U.S. net deferred tax asset, was $14.7 and $12.7 million at December 31, 2015 and 2014, respectively.
As of December 31, 2015, the total net deferred tax liability was $0.5 million. This includes an $14.7 million valuation allowance on net deferred tax assets. Net deferred tax assets at December 31, 2015 included $13.7 million related to US assets and $0.4 million related to other foreign operations. The Company will continue to monitor its deferred tax position and may adjust the valuation allowance, if necessary, for utilization of the underlying deferred tax assets through current taxable income or as available evidence changes.

Recent Accounting Pronouncements

For information related to recently issued accounting standards, see Note 1 of the Notes to Consolidated Financial Statements in Item 8 below.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risks, including interest rates, inflation, and foreign currency exchange rates.

Interest Rate Sensitivity

At December 31, 2015, all of the Company's outstanding debt was at fixed rates. The interest rate associated with the Company's revolving credit agreement, for which no borrowings were outstanding at December 31, 2015, is variable. Borrowings under the revolving facility bear interest at either the LIBOR rate plus a margin of 3.00% to 3.50% or the alternate base rate (“ABR”) which is the highest of the following plus a margin of 2.00% to 2.50%, respectively, with the applicable margins for the revolving credit facility subject to a grid based on the average availability ratio of the Company for the most recently completed quarter:

•Prime rate,
•Federal funds rate plus 0.5%, or,
•The adjusted Eurodollar rate for an interest period of one month plus 1%.

During 2015, our average outstanding revolving debt at variable interest rates was $0.3 million. We estimate that a 1% change in the interest rates of our average floating-rate debt outstanding during the year ended December 31, 2015 would not have materially impacted interest expense.  This amount is determined by calculating the effect of a hypothetical interest rate change on our floating-rate debt.  As of December 31, 2015, we had $254.5 million in carrying value of fixed-rate debt, primarily consisting of notes payable and Industrial Revenue Bonds, with a fair value of approximately the same.

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

The following financial statements are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of LMI Aerospace, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income (loss), of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of LMI Aerospace, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Report of Management Regarding Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes 1, 8 and 14 to the consolidated financial statements, the Company changed the classification and presentation of debt issuance costs and deferred income taxes in 2015.

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

/s/ PricewaterhouseCoopers LLP
Saint Louis, Missouri
March 11, 2016

LMI AEROSPACE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$10,504	$7,927
Trade accounts receivable, net	48,491	58,234
Inventories	114,775	114,279
Prepaid expenses and other current assets	4,147	10,255
Total current assets	177,917	190,695

Property, plant and equipment, net	100,969	99,482
Goodwill	86,784	86,784
Intangible assets, net	46,582	50,940
Other assets	3,728	4,713
Total assets	$415,980	$432,614

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$13,156	$21,755
Accrued expenses	30,015	26,072
Current installments of long-term debt and capital lease obligations	2,362	3,424
Total current liabilities	45,533	51,251

Long-term debt and capital lease obligations, less current installments	247,633	259,645
Other long-term liabilities	4,322	3,289
Deferred income taxes	536	294
Total long-term liabilities	252,491	263,228

Shareholders’ equity:
Common stock, $0.02 par value per share; authorized 28,000,000 shares; issued 13,287,688 and 13,089,003 shares at December 31, 2015 and December 31, 2014, respectively	266	262
Preferred stock, $0.02 par value per share; authorized 2,000,000 shares; none issued at either date	—	—
Additional paid-in capital	97,617	95,460
Accumulated other comprehensive loss	(211)	(170)
Treasury stock, at cost, 39,419 shares at December 31, 2015 and 28,396 shares at December 31, 2014	(418)	(359)
Retained earnings	20,702	22,942
Total shareholders’ equity	117,956	118,135
Total liabilities and shareholders’ equity	$415,980	$432,614

See accompanying notes to consolidated financial statements.

LMI AEROSPACE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2015	2014	2013
Sales and service revenue
Product sales	$323,611	$321,284	$324,133
Service revenues	51,485	66,533	88,424
Net sales	375,096	387,817	412,557
Cost of sales and service revenue
Cost of product sales	259,610	254,775	255,261
Cost of service revenues	46,700	57,672	77,434
Cost of sales	306,310	312,447	332,695
Gross profit	68,786	75,370	79,862
Selling, general and administrative expenses	45,678	55,204	55,862
Goodwill and intangible asset impairment	—	26,439	77,750
Contingent consideration write-off	—	—	(7,950)
Restructuring expense	2,322	2,585	3,073
Acquisitions expense	—	—	247
Income (loss) from operations	20,786	(8,858)	(49,120)
Other income (expense):
Interest expense	(22,439)	(29,280)	(16,962)
Other, net	(236)	223	618
Total other expense	(22,675)	(29,057)	(16,344)
Loss before income taxes	(1,889)	(37,915)	(65,464)
Provision (benefit) for income taxes	352	(8,953)	(6,979)
Net loss	(2,241)	(28,962)	(58,485)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(41)	(98)	(23)
Reclassification adjustment for losses on interest rate hedges included in net earnings, net of tax of $0, $157 and $0	—	278	—
Unrealized gain/(loss) arising during period from interest rate hedges, net of tax of $0, $0 and $(157)	—	—	(278)
Total comprehensive loss	$(2,282)	$(28,782)	$(58,786)
Amounts per common share:
Net loss per common share	$(0.17)	$(2.28)	$(4.64)
Net loss per common share assuming dilution	$(0.17)	$(2.28)	$(4.64)
Weighted average common shares outstanding	12,869,353	12,716,976	12,607,833
Weighted average dilutive common shares outstanding	12,869,353	12,716,976	12,607,833

See accompanying notes to consolidated financial statements.

LMI AEROSPACE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands, except share data)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Share- holders' Equity
Balance at December 31, 2012	$257	$90,839	$(482)	$110,389	$(49)	$200,954
Net loss	—	—	—	(58,485)	—	(58,485)
Other comprehensive loss	—	—	—	—	(458)	(458)
Issuance of stock
67,996 shares of restricted stock, net of forfeitures	—	(237)	237	—	—	—
401K plan contribution	—	707	194	—	—	901
Restricted stock compensation	—	1,615	—	—	—	1,615
Other	—	(232)	(151)	—	—	(383)
Balance at December 31, 2013	257	92,692	(202)	51,904	(507)	144,144
Net loss	—	—	—	(28,962)	—	(28,962)
Other comprehensive gain	—	—	—	—	337	337
Issuance of stock
142,588 shares of restricted stock, net of forfeitures	4	(38)	(215)	—	—	(249)
12,175 shares - other share based payments		109	58			167
401K plan contribution	1	847	—	—	—	848
Restricted stock compensation	—	1,850	—	—	—	1,850
Balance at December 31, 2014	262	95,460	(359)	22,942	(170)	118,135
Net loss	—	—	—	(2,241)	—	(2,241)
Other comprehensive loss	—	—	—	—	(41)	(41)
Issuance of stock
131,063 shares of restricted stock, net of forfeitures	3	(178)	(150)	—	—	(325)
6,791 shares - other share based payments	—	(7)	91			84
401k plan contribution	1	709	—	—	—	710
Restricted stock compensation	—	1,633	—	—	—	1,633
Other	$—	$—	$—	$1	$—	$1
Balance at December 31, 2015	$266	$97,617	$(418)	$20,702	$(211)	$117,956

See accompanying notes to consolidated financial statements.

LMI AEROSPACE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities:
Net loss	$(2,241)	$(28,962)	$(58,485)
Adjustments to reconcile net loss to net cash provided/(used) by operating activities:
Depreciation and amortization	20,404	22,459	20,560
Amortization of debt issuance cost	1,961	2,155	2,278
Goodwill and intangible asset impairment	—	26,439	77,750
Contingent consideration write-off	—	—	(7,950)
Stock-based compensation	1,717	2,018	1,615
Debt issuance cost write-off	—	8,466	—
Payments to settle interest rate derivatives	—	(793)	—
Deferred taxes	78	76	(6,060)
Other non-cash items	(1,005)	686	(420)
Changes in operating assets and liabilities, net of acquired businesses:
Trade accounts receivable	9,624	14,270	(4,678)
Inventories	(1,047)	(1,101)	(23,063)
Prepaid expenses and other assets	325	109	550
Current income taxes	6,506	(5,908)	1,939
Accounts payable	(8,427)	307	(10,760)
Accrued expenses	4,467	8,896	(1,625)
Net cash provided/(used) by operating activities	32,362	49,117	(8,349)
Investing activities:
Additions to property, plant and equipment	(16,599)	(16,690)	(23,738)
Acquisitions, net of cash acquired	—	—	(504)
Proceeds from sale of equipment	285	3,579	1,989
Net cash used by investing activities	(16,314)	(13,111)	(22,253)
Financing activities:
Proceeds from issuance of debt	—	250,000	5,751
Principal payments on long-term debt and notes payable	(13,276)	(235,633)	(5,863)
Advances on revolving line of credit	99,000	66,000	107,000
Payments on revolving line of credit	(99,000)	(102,000)	(77,236)
Debt issuance costs	(195)	(8,018)	(1,817)
Other, net	—	—	(8)
Net cash (used)/provided by financing activities	(13,471)	(29,651)	27,827
Net increase/(decrease) in cash and cash equivalents	2,577	6,355	(2,775)
Cash and cash equivalents, beginning of year	7,927	1,572	4,347
Cash and cash equivalents, end of year	$10,504	$7,927	$1,572
Cash payments for:
Interest paid	$21,336	$7,388	$13,161
Income tax refunds received, net	$(6,370)	$(3,037)	$(2,683)
Supplemental disclosure of non-cash transactions:
Contingent consideration	$—	$—	$(7,950)
Equipment acquired under capital lease	$—	$—	$411

See accompanying notes to consolidated financial statements.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2015

1.	ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements included in this report have been prepared by management of LMI Aerospace, Inc.  All significant intercompany balances and transactions have been eliminated in consolidation.
During 2015 we early adopted FASB Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires certain debt issuance costs to be presented in the Consolidated Balance Sheets as a direct deduction from the carrying value of the associated debt liability. The Company applied the provisions of this standard and prior year balances have been reclassfied to reflect the current year presentation. The impact to the Consolidated Balance Sheets at December 31, 2015 and December 31, 2014 was to decrease Other Assets and Long-Term Debt by $4,539 and $5,909, respectively.
During 2015 we early adopted FASB Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Income Taxes, which requires that the Consolidated Balance Sheets reflect all deferred income tax assets and liabilities as non-current. The Company applied the provisions of this standard and prior year balances have been reclassified to reflect the current year presentation. The impact to the Consolidated Balance Sheets at December 31, 2015 and December 31, 2014 was to decrease Current Deferred Income Tax Assets and Long-Term Deferred Income Tax Liabilities by $3,016 and $3,913, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions.  These estimates and assumptions affect the reported amounts in the financial statements and accompanying notes.  Actual results could differ from these estimates.

Revenue and Profit Recognition
Except as described below, the Company recognizes revenue for sales of products and related services in accordance with Financial Accounting Standards Board, (“FASB”) Accounting Standards Codification (“ASC”) Topic 605-15 Products and Topic 605-20 Services. The Company sells products under long term supply contracts and purchase orders where the product is built to the customer specifications based on firm purchase orders from the customer. The purchase orders tend to be of a relatively short duration and customers place orders on a periodic basis.  The pricing is generally fixed for some length of time and the quantities are based on individual purchase orders. Revenue is recognized when title passes and services are rendered, the price is fixed or determinable, and collection is reasonably assured. Approximately 80.0% to 90.0% of the total revenue the Company recognized in any given year is accounted for in accordance with Topics 15 and 20. The remainder of the revenue is accounted for using methods consistent with ASC Topic 605-35 Construction-Type and Production-Type Contracts.
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
The Company periodically reviews all estimates to complete as required by the authoritative guidance and the estimated total cost and expected gross profit are revised as required over the life of the contract.  Any revisions to the estimated total revenue or cost are accounted for as a change in estimate.  A cumulative catch-up adjustment is recorded in the period of the change of the estimated costs to complete the contract.
In addition, should total estimated costs at completion exceed the estimated total revenue, the anticipated full loss is recognized in the period in which the anticipated loss is determined.  The loss is reported either as a reduction of revenue or as a component of cost of sales. During 2015, the Company recorded a provision for anticipated loss of $1,992 on a cost-to-cost program. At December 31, 2013, the Company had a contract accounted for using the units of delivery method which was acquired during the Valent acquisition and where estimated costs exceeded the total contract revenue. The provision for anticipated loss

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2015

was established in 2013 for $5,267 and was treated as a measurement period change and as such increased the goodwill related to the Valent acquisition. During the third quarter of 2014, a change was agreed to that resulted in the favorable settlement of an unpriced change order related to this contract. In addition, the Company secured more favorable future material pricing with respect to this contract as engineering changes to the related assemblies had stabilized. As a result, contract costs are no longer expected to exceed revenue and the remaining related loss reserve was reversed, resulting in a favorable cumulative catch up adjustment of $5,267 in the year ended December 31, 2014. The reversal was recorded in the cost of goods sold section of the Consolidated Statements of Comprehensive Income (Loss).
Cumulative catch-up adjustments had the following impact to operating income in the years presented:

	2015	2014	2013

Favorable adjustments	1,308	5,720	106
Unfavorable adjustments	(2,954)	(1,719)	(1,609)
Net operating income adjustments	(1,646)	4,001	(1,503)

The net favorable cumulative catch-up adjustments in 2015 relate primarily to two contracts where expected deliveries increased, and performance exceeded prior estimates. An unfavorable cumulative catch-up adjustment of $2,763 was recorded in 2015 related to the Mitsubishi Regional Jet design build program which has experienced higher than expected development costs. This contract is now in a loss position. The adjustment in 2015 related to this program was recorded as a reduction to revenue in the Consolidated Statements of Comprehensive Income (Loss).

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
For contracts accounted for using the percentage of completion method, management’s estimates of total units to be produced, total revenue to be realized, and material, labor and overhead costs on long-term contracts are critical to the Company.  Due to the size, length of time and nature of many of our contracts, the estimation of revenue and costs through completion is complicated and subject to many variables. Claims and unpriced change orders will impact the estimate of total revenues and profits. In the ordinary course of business, the Company may receive requests from its customers to perform tasks not specified in its contracts.  When this occurs on a long-term contract using the cost-to-cost method of percentage of completion accounting, the Company may record revenue for claims or unpriced change orders to be negotiated with customers.  The Company's revenue recognized in 2015 contained $1,046 that represented amounts associated with claims and unpriced change orders.
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
December 31, 2015

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

The Company may incur design and development costs prior to the production phase of contracts that are outside the scope of the contract accounting method.  These pre-production costs are generally related to costs the Company incurs to design and build tooling that is owned by the customer.  The Company receives the non-cancellable right to use these tools to build the parts as specified in a contractual agreement and therefore has capitalized these costs.  In certain instances, the Company enters into agreements with its customers that provide it a contractual guarantee for reimbursement of design and engineering services incurred prior to the production phase of a contract.  Due to the contractual guarantee, the Company capitalizes the costs of these services.  The pre-production costs are amortized to cost of sales over the shorter of the life of the contractual agreement or the related tooling.

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

Long Lived Assets

Long lived assets held and used are reviewed for impairment based on future undiscounted cash flows whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2015

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

Deferred Gain on Sale of Real Estate

On December 28, 2006, the Company entered into an agreement with a third party to sell and lease back certain of its real estate properties for $10,250.  The amount of the sale price in excess of book value for these properties of $4,242 was deferred and is being amortized to rent expense over the 18 year term of the leases on a straight-line basis. This deferred gain is reflected in Accrued Expenses and Other Long-Term Liabilities in the Consolidated Balance Sheet.

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

Based on these criteria and the relative weighting of both the positive and negative evidence available, and in particular the activity surrounding the Company's significant loss in 2013, management determined that it was necessary to establish a valuation allowance against all of its net U.S. deferred tax assets at December 31, 2013. This determination was made as the Company entered into a cumulative loss position over the three year period ended December 31, 2013 primarily due to recording a goodwill impairment of $73,528 related to Valent. Once the Company entered into a cumulative loss position it had passed the

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2015

threshold after which there is a presumption that a company should no longer rely solely on projected future income in determining whether the deferred tax asset is more likely than not to be realized. The Company has remained in a cumulative loss position at both December 31, 2015 and December 31, 2014. The Company will continue to monitor its deferred tax position and may adjust the valuation allowance, if necessary, for utilization of the underlying deferred tax assets through current taxable income or as available evidence changes. At December 31, 2015 and December 31, 2014, the Company's deferred tax assets remained under a valuation allowance.

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

 The Company’s unrecognized tax benefits as of December 31, 2015 and 2014 are immaterial.  The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2015.  The Company has no material interest or penalties relating to income taxes recognized in the Consolidated Statement of Comprehensive Income (Loss) as of December 31, 2015, 2014 or 2013.  As of December 31, 2015, returns for calendar 2014 remain subject to examination by the Internal Revenue Service and/or various state tax jurisdictions. In December 2015, the Company was notified that the Internal Revenue Service will examine its federal returns for the 2014 tax year.

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

In April 2014, the FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." The amendments in this update change the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results and when the component or group of components meets the criteria to be classified as held for sale, is disposed by sale or is disposed of by other than by sale (for example, by abandonment or in a distribution to owners in a spinoff). ASU 2014-8 is effective prospectively starting with fiscal 2015.  The Company has no present activity that was impacted by this new standard.

In February 2016, the FASB issued ASU 2016-02, "Leases." The standard requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. The provisions of this new guidance are effective as of the beginning of the Company’s first quarter of 2019. This update will be applied using a modified retrospective transition

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2015

approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the effect of this update on its consolidated financial statements.
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

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  The valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  There have been no changes in the methodologies used at December 31, 2015.  There were no transfers between levels during 2015 and 2014.

					2015
	Assets and Liabilities at Fair Value				Total
	as of December 31, 2015				Gains
	Total	(Level 1)	(Level 2)	(Level 3)	(Losses)
Recurring Fair Value Measurement:
Liabilities:
Second Priority Senior Secured Notes (1)	$234,175	$—	$234,175	$—	$—

Non-recurring Fair Value Measurements:
Asset:
Intangible assets, net (2)	$46,582	$—	$—	$46,582	$—
Goodwill (3)	$86,784	$—	$—	$86,784	$—
(1) The fair value of the Company's senior secured notes was determined using the last market price transaction in the year ended December 31, 2015 of 100%.
(2) The fair values of intangibles relating to the 2012 acquisitions of TASS and Valent were determined by third parties in connection with the purchase and recorded at those values.
(3) The Company performed its annual impairment analysis of goodwill during the fourth quarter of 2015 and determined no adjustments to the carrying value were necessary.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2015

					2014
	Assets and Liabilities at Fair Value				Total
	as of December 31, 2014				Gains
	Total	(Level 1)	(Level 2)	(Level 3)	(Losses)
Recurring Fair Value Measurement:
Liabilities:
Interest rate derivatives (1)	$—	$—	$—	$—	$(793)
Second Priority Senior Secured Notes (2)	$245,000	$—	$—	$245,000	$—

Non-recurring Fair Value Measurements:
Asset:
Intangible assets, net (3)	$50,940	$—	$—	$50,940	$—
Goodwill (4)	$86,784	$—	$—	$86,784	$(26,439)

(1) In 2014, the Company terminated and settled its interest rate derivatives in conjunction with the settlement of its then existing credit agreement.

(2) The Company's senior secured notes were outstanding but not registered at December 31, 2014. Using a qualitative approach, the Company determined the fair value of the notes at December 31, 2014 was equal to the amount for which they were issued.
(3) The fair values of intangibles relating to the 2012 acquisitions of TASS and Valent were determined by third parties in connection with the purchase and recorded at those values.
(4) During the fourth quarter of 2014, the Company performed its annual impairment analysis of goodwill. As a result of the analysis, the goodwill related to the Engineering Services reporting unit was deemed impaired, and a $26,439 impairment charge was recorded in the Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2014.

3.	ACCOUNTS RECEIVABLE NET

Accounts receivable, net consists of the following:

	December 31,
	2015	2014
Trade receivables	$42,307	$53,081
Unbilled revenue	4,869	4,036
Other receivables	1,561	1,581
	48,737	58,698
Less: Allowance for doubtful accounts	(246)	(464)
Accounts receivable, net	$48,491	$58,234

Under long-term contract accounting unbilled revenue on long-term contracts arise when the sales or revenues based on performance attainment, though appropriately recognized, cannot be billed yet under terms of the contract as of the balance sheet date.  Accounts receivable expected to be collected after one year are not material.

4.	INVENTORIES

Inventories consist of the following:

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2015

	December 31,
	2015	2014
Raw materials	$12,513	$16,712
Work in progress	22,681	22,960
Manufactured and purchased components	19,224	21,296
Finished goods	28,169	32,403
Product inventory	82,587	93,371
Capitalized contract costs	32,188	20,908
Total inventories	$114,775	$114,279

Capitalized contract costs increased $6.0 million in 2015 related to an agreement the Company signed with Spirit Aerostructures ("Spirit") to form a strategically aligned partnership. This agreement extended the performance period of the statements of work for certain contracts with Spirit and gave the Company preferred supplier status on certain future contracts. In accordance with the contract terms, the Company made $6.5 million in cash payments of consideration to Spirit in 2015 which was recorded as an increase to capitalized contract costs in inventory in the Consolidated Balance Sheet. This consideration is being amortized as a reduction to revenue over the life of the related contracts.

The remaining increase in capitalized contract costs in 2015 relates primarily to four early-stage long-term contracts. The Company expects these costs will not be realized within one year but believes these amounts will be fully recovered over the life of the related contracts.

The following table illustrates the market to which capitalized contract cost at December 31, 2015 and December 31, 2014 related:

	December 31,
	2015	2014
Large commercial aircraft	$11,528	$4,776
Corporate and regional aircraft	16,721	13,324
Military	3,939	2,808
Total capitalized contract cost	$32,188	$20,908

In accordance with ASC 605-35-45-1&2, the provisions for anticipated losses on contracts are accounted for as additional contract cost and recognized as part of cost of sales. Provisions for losses are recorded as a reduction of related contract costs recorded in inventory. At December 31, 2015 and 2014, the Company had no contracts with loss reserves accounted for as a reduction of inventory.

5.	PROPERTY, PLANT AND EQUIPMENT

Depreciation expense (including amortization expense on software) recorded by the Company totaled $15,494, $17,934 and $15,913 for 2015, 2014 and 2013, respectively.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2015

	December 31,
	2015	2014
Land	$1,108	$1,108
Buildings and improvements	27,779	25,415
Machinery and equipment	129,222	122,509
Leasehold improvements	13,373	13,034
Software and other	8,507	12,059
Construction in progress	11,687	10,696
Total gross property, plant and equipment	191,676	184,821
Less accumulated depreciation	(90,707)	(85,339)
Total net property, plant and equipment	$100,969	$99,482

See discussion in Note 8 to the Consolidated Financial Statements regarding property, plant and equipment recorded associated with capital leases.

6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table summarizes the net carrying amount of goodwill by segment at December 31, 2015 and 2014, respectively:

			Engineering
	Aerostructures		Services		Total
	2015	2014	2015	2014	2015	2014
Balance at December 31,

Gross Goodwill	$141,953	$141,953	$50,741	$50,741	$192,694	$192,694
Accumulated impairment loss	(79,471)	(79,471)	(26,439)	(26,439)	(105,910)	(105,910)
Net Goodwill	$62,482	$62,482	$24,302	$24,302	$86,784	$86,784

The net goodwill balance in the Aerostructures segment is primarily related to the acquisition of Valent in December 2012, which accounts for $56,288 of the balance at both December 31, 2015 and 2014. During the fourth quarter of fiscal 2013, in accordance with the Company’s accounting policy as described in Note 1 to the Consolidated Financial Statements, the Company performed the annual impairment analysis and determined that carrying value of goodwill for Valent was above its fair value. As a result, a goodwill impairment charge of $73,528 was recorded in the fourth quarter of 2013.

The net goodwill balances in Aerostructures segment at December 31, 2015 and December 31, 2014 also included $6,194 from the acquisition of Intec in January 2009. The annual impairment analysis performed in the fourth quarter of 2015 determined that the fair value for Valent and the remaining goodwill in Aerostructures exceeded its carrying value.

During the fourth quarter of fiscal 2014, in accordance with the Company's accounting policy as described in Note 1 to the Consolidated Financial Statements, the Company also performed its annual impairment analysis on the Engineering Services reporting unit and determined that the carrying value of goodwill was above its fair value. As a result, a goodwill impairment charge of $26,439 was recorded in the fourth quarter of 2014, which brought the remaining goodwill associated with the reporting unit to $24,302. The annual impairment analysis performed in the fourth quarter of 2015 determined that the fair value for the Engineering Services reporting unit exceeded its carrying value.

Goodwill recorded as a result of the D3 and Intec acquisitions is not deductible for tax purposes, while goodwill recorded as a result of the Valent and TASS acquisitions is deductible for tax purposes.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2015

Intangible Assets

Intangible assets primarily consist of trademarks and customer intangibles resulting from the acquisitions of Versaform Corporation, D3, Intec, TASS, and Valent.  The trademarks resulted from the acquisitions of Intec, TASS, and Valent and have a weighted average useful life of 4.5 years.  Customer intangibles have a weighted average useful life of 18.5 years.   Other intangible assets have a weighted average useful life of 5.3 years.  The carrying values were as follows:

	December 31,
	2015	2014
Trademarks	$778	$778
Customer intangible assets	68,991	68,991
Other	1,274	1,274
Accumulated amortization	(24,461)	(20,103)
Intangible assets, net	$46,582	$50,940

Intangibles amortization expense for 2015, 2014 and 2013 was $4,359, $4,524 and $4,647, respectively.

The estimated annual amortization expense for intangible assets is as follows:

Year ending December 31,
2016	$4,134
2017	3,915
2018	3,563
2019	3,263
2020	3,079
Thereafter	28,628
$46,582

7.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2015	2014
Accrued interest	$8,020	$9,814
Receipts in excess of cost on long-term production contracts	5,097	—
Accrued payroll	2,481	1,647
Accrued bonus	3,698	3,014
Accrued vacation & holiday	1,913	2,933
Accrued employee benefits	3,075	1,800
Accrued operating lease obligations	2,475	2,186
Accrued professional fees	1,104	980
Accrued restructuring	255	739
Other	1,897	2,959
Total accrued expenses	$30,015	$26,072

8.	LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2015

Long-term debt and capital lease obligations consist of the following:

	December 31,
	2015	2014
Second priority senior secured notes at a fixed rate of 7.375% at December 31, 2015 and December 31, 2014	$234,175	$245,000
Missouri IRBs at fixed rate of 2.80% at December 31, 2015 and December 31, 2014	6,901	7,334
Capital Leases, at fixed rates ranging from 3.00% to 7.73% at December 31, 2015 and 2.04% to 7.73% at December 31, 2014	11,708	13,288
Notes payable, principal and interest payable monthly, at fixed rates, up to 2.56% at December 31, 2015 and December 31, 2014	1,750	3,356
Debt issuance cost (1)	(4,539)	(5,909)
Total debt	249,995	263,069
Less current installments	2,362	3,424
Total long-term debt and capital lease obligations	$247,633	$259,645

(1) During 2015 the Company adopted FASB Accounting Standards Update No. 2015-03 which requires certain debt issuance costs to be presented as a direct deduction from the carrying value of the associated debt liability. Prior year balances have been revised to reflect the current year presentation.

On June 19, 2014, the Company issued $250,000 in second-priority senior secured notes maturing on July 15, 2019. During 2014 and 2015, the Company repurchased and retired $5,000 and $10,825, respectively, of the outstanding notes at a premium of 1.125% and 0.0%, respectively, plus accrued interest. Obligations under these notes are secured by substantially all of the Company’s assets and bear interest at 7.375%, paid semi-annually in January and July. In addition, on June 19, 2014, the Company used the proceeds from the issuance of these notes to settle and terminate its existing term loan and also modified its revolving credit agreement.

The modified revolving credit agreement, entered into on June 19, 2014, provides for a revolving credit facility of up to $90,000.  Under the agreement, the co-collateral agents may establish a reserve against the facility. At December 31, 2015, the reserve established was $15,000, which reduced the maximum availability to $75,000. Based on the amount of eligible assets at December 31, 2015 and considering outstanding letters of credit of $1,250, available borrowings were further reduced to $45,704. The maximum amount, less reserves, available for borrowing at levels below $30,000 are based on a sum of 45% of eligible receivables, 30% of eligible inventories and an additional amount of eligible equipment up to 20% of total borrowings under the facility. The maximum amount, less reserves, available for borrowing at levels above $30,000 are based on a sum of 75% of eligible receivables, 45% of eligible inventories and an additional amount of eligible equipment up to 20% of total borrowings under the facility. Borrowings under the facility are secured by a first lien on substantially all of the Company’s assets and bear interest at either the LIBOR rate plus a margin of 3.00% to 3.50% or the alternate base rate (“ABR”) which is the highest of the following plus a margin of 2.00% to 2.50%, respectively, with the applicable margins for the revolving credit facility subject to a grid based on the average availability ratio of the Company for the most recently completed quarter:

•Prime rate,
•Federal funds rate plus 0.5%, or,
•The adjusted Eurodollar rate for an interest period of one month plus 1%.

For the year ended December 31, 2015, the average debt outstanding on the revolving credit facility was $271 which accrued interest at an average rate of 4.76%. No amounts were outstanding on the revolving credit facility at December 31, 2015.

The Company is required to pay a commitment fee of between 0.375% and 0.5% per annum on the unused portion of the revolving credit facility, depending on the average revolver usage during the period as compared to the total available borrowings under the facility. At December 31, 2015, the commitment fee required was 0.5%.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2015

The revolving credit loan facility matures on the earlier of the fifth year anniversary date, July 15, 2019, or the date that is 91 days prior to the maturity date of the senior secured notes unless the notes are repaid, refinanced or otherwise satisfied in full. The maturity dates are subject to acceleration upon occurrence of an event of default. An event of default under the revolving credit agreement includes, among other things, failure to pay any material indebtedness, acceleration of payments by any lender prior to scheduled maturity, or judgments rendered against the Company requiring payments at or above certain levels.

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

At December 31, 2015, the Company was in compliance with all of its covenants and expects to be in compliance with its covenants in future periods.  If the Company fails to meet any covenants in the credit facility, the Company would not be in compliance with its credit agreement and the lenders would be entitled to exercise various rights, including causing the amounts outstanding under the revolving credit facility to become immediately due and payable.

A portion of the Company's debt and capital leases related to buildings and equipment that were underwritten to service underlying Industrial Revenue Bonds (“IRBs”) with the City of Washington, Missouri and Fredonia, Kansas.  Monthly payments are scheduled in an amount sufficient to service the total principal and interest of the underlying bonds.  Interest ranges from 2.80% to 4.50% and mature between September 2020 and June 2032.  In addition, the Company's debt includes a capital lease of $232 related to the building in Coweta, Oklahoma that carries an interest rate of 7.73% and requires monthly payments through March 2022. This capital lease was settled in cash in January of 2016. In 2015, a debt of the Company of $1,167 was assumed by a third-party as the result of a lawsuit settlement. See Note 11, "Commitments and Contingencies," in the Notes to the Condensed Consolidated Financial Statements.

The Company has also entered into various notes payable and capital lease agreements for the purchase of certain equipment.  The notes are secured by certain equipment and payable in monthly installments including interest ranging from 2.45% to 3.85% through November 2019.

The gross amount of assets recorded under capital leases totaled $14,870 as of December 31, 2015 and is included in the related property, plant and equipment categories.  The long-term debt and capital lease payment obligations including the current portion thereof required in each of the next five years and thereafter are as follows:

Year ending December 31,	Long-Term Debt (1)	Capital Leases
2016	$895	$1,915
2017	919	1,962
2018	944	2,223
2019	235,024	2,497
2020	5,044	2,351
Thereafter	—	2,565
Total	242,826	13,513
Less: imputed interest	—	(1,805)
Total	$242,826	$11,708

(1) Includes principal only

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2015

Debt issuance costs of $8,348 were incurred as a result of the 2014 refinancing transactions and are being amortized over the term of the notes and revolving credit agreement, which is five years. The Company has appropriately split the deferred financing fees incurred in connection with its debt and will amortize the fees over their respective terms.

  In 2014, as a result of the refinancing of its existing long term indebtedness, which resulted in the settlement and termination of its credit agreement, unamortized debt issuance costs associated with the terminated agreement of $8,340 were written off and recognized as interest expense. As the Company continues to repurchase and retire second-priority senior secured notes, the associated unamortized debt issuance costs are also written-off and amortized as interest expense.

9.	DERIVATIVE FINANCIAL INSTRUMENTS

On June 19, 2014, the Company terminated and settled its interest rate derivatives in conjunction with the settlement of its then existing credit agreement, which had a variable interest rate. This settlement resulted in a charge of $793 to interest expense in the Condensed Consolidated Statements of Comprehensive Income (Loss) in the year ended December 31, 2014. Prior to this termination and in compliance with the credit agreement, the Company purchased option and swap derivative contracts to hedge against the potential impact on earnings from an increase in market interest rates associated with the interest payments on its variable rate term credit facility.  The objective of the hedge transactions was to reduce the variability of cash flows due to changes in the designated benchmark interest rate on the term debt.  The Company had no derivative financial instruments recorded in the Condensed Consolidated Balance Sheet at December 31, 2015 or December 31, 2014.

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

The following amounts are included in AOCI and earnings for the years ended December 31, 2015 and December 31, 2014:

	Net of Tax
Derivatives in Cash Flow Hedging Relationship	Effective portion of (Gain) Loss Recognized in AOCI on Derivative	Effective Portion of (Gain) Loss Reclassified from AOCI into Earnings
Year ended December 31, 2015
Interest rate derivatives	$—	$—
Year ended December 31, 2014
Interest rate derivatives	$—	$278

10.	(LOSS) EARNINGS PER COMMON SHARE

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

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2015

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

	Year ended December 31,
	2015	2014	2013
Numerators
Net loss	$(2,241)	$(28,962)	$(58,485)
Denominators
Weighted average common shares - basic	12,869,353	12,716,976	12,607,833
Dilutive effect of restricted stock	—	—	—
Weighted average common shares - diluted	12,869,353	12,716,976	12,607,833
Basic earnings per share	$(0.17)	$(2.28)	$(4.64)
Diluted earnings per share	$(0.17)	$(2.28)	$(4.64)

For the twelve months ended December 31, 2015, December 31, 2014 and December 31, 2013, 159,875, 153,249 and 111,976 shares, respectively, are not included in the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive. These securities could be dilutive in future periods.

11.	COMMITMENTS AND CONTINGENCIES

The Company leases certain facilities and equipment under various non-cancelable operating lease agreements that expire at various dates through 2025.  At December 31, 2015, the future minimum lease payments under operating leases with initial non-cancelable terms in excess of one year are as follows:

2016	$7,654
2017	6,842
2018	6,510
2019	5,188
2020	4,186
Thereafter	14,787
$45,167

Rent expense totaled $7,753, $8,396 and $8,501 in 2015, 2014 and 2013, respectively.

The Company has entered into employment agreements with certain members of senior management, the terms of which expire on January 1, 2016 through December 31, 2016, as applicable.  The terms of these agreements are up to 3 years, include non-compete and non-disclosure provisions, and provide for defined severance payments in the event of termination.

Legal Contingencies

The Company has been named as a defendant in certain pending lawsuits in the normal course of business (the “Pending Lawsuits”). The Company was also the subject of the various proceedings that were resolved in 2015, as described below. Management discloses the amount or range of reasonably possible losses from any legal proceedings.

In the opinion of management, after consulting with legal counsel, the losses, if any, resulting from the Pending Lawsuits is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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
December 31, 2015

25, 2015, the Missouri AG filed a Petition against OMT alleging pollution of state waters, violation of pretreatment regulations and violation of water quality standards. In the quarter ended June 30, 2015, OMT settled the Missouri AG Matter and in July of 2015 paid civil penalties of $175.

In August 2013, the Environmental Protection Agency ("EPA") and the U.S. Dept. of Justice (“DoJ”) commenced an investigation into allegations of low pH wastewater releases claimed to have occurred between 2009 and 2013 at OMT’s facility (the “Waste Water Allegations”). On April 24, 2015, the Company settled the Waste Water Allegations pursuant to a settlement agreement with DoJ ("Plea Agreement"). Per the terms of the Plea Agreement, OMT plead guilty to one count of negligently violating the Federal Water Pollution Control Act and paid a fine of $694 in the quarter ended June 30, 2015. In connection with the Plea Agreement, DoJ agreed that no further federal criminal or civil prosecution will be brought against OMT relative to certain other possible instances of environmental non-compliance that the Company voluntarily reported to the EPA in December 2013 as part of the EPA’s Audit Policy.

The fine and civil penalties paid in connection with both settlements described above equal to the loss contingencies recorded by the Company at December 31, 2014.

In December 2012, OMT became an indirect subsidiary of LMI as a result of LMI’s acquisition of Valent from the former equity owners of Valent, including Tech Investments, LLC and Tech Investments II, LLC (together, “Tech”). Also as a result of the transaction, Tech became the beneficial owners of approximately 5.5% of LMI’s common stock. Pursuant to the terms of the purchase agreement, as amended (the “Valent Purchase Agreement”), $5,000 of the purchase price remained subject to an indemnification escrow arrangement (the “Escrow Funds”) and 783,798 shares of LMI’s common stock issued as part of the purchase price were subject to indemnification lock-up agreements (the “Locked-Up Shares”). On September 22, 2015, LMI and the former equity owners of Valent (the “Parties”) submitted to mediation and executed an agreement setting forth terms of a settlement with respect to the resolution of certain indemnification claims and other disputes involving, among other things, the OMT matters discussed above, and on November 5, 2015, the Parties executed the definitive settlement documents (the agreement and documents collectively being referred to as the “Settlement Agreements”). The claims and disputes resolved by the settlement had become the subject of legal proceedings that commenced with the filing of a declaratory action by Tech in December 2014 (the “Tech Lawsuit”).  Pursuant to the terms of the Settlement Agreements, (a) the Tech Lawsuit was dismissed with prejudice on January 12, 2016, (b) $3,109 of the Escrow Funds was disbursed to the Company and the remaining amount of Escrow Funds was retained by Tech, (c) Tech assumed an approximate $1,167 payment obligation of the Company to a predecessor owner of OMT that remained under a purchase agreement the Company acquired as part of the Company’s acquisition of Valent; (d) the Locked-up Shares were released to Tech; and (e) all parties entered into a mutual release of claims and disputes other than those based on certain environmental representations of the former equity owners of Valent under the Valent Purchase Agreement. The settlement also resulted in the Company assuming other liabilities of $500, collecting a previously recorded receivable of $389 and recording other expenses of $40. The net impact of the settlement resulted in a gain of $3,347 which is recorded in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

12.	DEFINED CONTRIBUTION PLANS

The Company sponsored two defined contribution plans in 2015:  the LMI Profit Sharing and Savings Plan (the “LMI Plan”) and the Valent 401(k) plan the (“Valent Plan”).  The Valent Plan was merged into the LMI plan effective June 4, 2015 and was subsequently terminated.

At December 31, 2015, the LMI Plan covers virtually all of the employees of the Company, and is a profit sharing plan that allows discretionary profit sharing contributions by the Company.  The LMI Plan also includes a 401(k) component that allows employee deferrals and a discretionary matching contribution component, under which the Company may make contributions based upon a percentage of employee contributions. In 2015, the Company made contributions up to a maximum of 3.0% or 5.0% of eligible annual wages per employee.  The applicable percent of eligible wages for each participant was determined by the operating segment to which an employee belongs. Matching contributions to the LMI Plan are vested to the employee over four years at 25% per annum.  Profit sharing contributions by the Company to the LMI Plan become vested over time and are fully vested after six years.  No profit sharing contributions were made to the LMI Plan for 2015, 2014, or 2013.  The Company recognized costs for matching contributions to the LMI Plan totaling $1,519, $729, and $830 in 2015, 2014, and 2013, respectively.  The Company’s matching contributions to the LMI Plan are determined and approved by the Board of Directors, which can be settled in cash or shares of LMI common stock.  For the years ended December 31, 2014 and 2013, the Company made matching

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2015

contributions of 50% for each one dollar contributed by each participant up to a maximum employer matching contribution of $1 per employee.  In 2015, 2014, and 2013 the contribution was made in shares of the Company’s common stock.  The amount of the expense is calculated based on the formula described above and is not impacted by the value of the common stock, as the shares contributed are based on the dollar amount of the matching contribution.

Under the Valent Plan, participants could elect to have a portion of their salary contributed to the respective plans within certain limits.  Under the Valent Plan, the Company could contribute a discretionary matching contribution.  The exact percentage, if any, was determined each year and could not exceed 3.0% of a participant’s compensation for the year. During 2014 and 2013, the Company recognized expense of $848 and $745, respectively, equaling 100% of the first 3.0% of participant compensation in both years.

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

A summary of the activity for non-vested restricted stock awards under the 2005 Plan is presented below:

	2015
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1	296,782	$16.58
Granted	131,703	13.22
Vested	(131,986)	17.57
Forfeited	(43,065)	15.31
Outstanding at December 31	253,434	$14.54

Common stock compensation expense related to restricted stock awards granted under the 2005 Plan was $1,284, $1,850 and $1,615 for the years ended December 31, 2015, 2014 and 2013, respectively. Total unrecognized compensation costs related to non-vested share-based awards granted or awarded under the 2005 Plan were $1,762 and $2,036 as of December 31, 2015 and December 31, 2014, respectively.  These costs are expected to be recognized over a weighted average period of 1.6 and 1.2 years as of December 31, 2015 and 2014, respectively. The fair value of restricted stock awards that vested during the years ended December 31, 2015, 2014 and 2013, based on the market price on the vesting date, was $1,559, $1,083 and $602, respectively.

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

All outstanding share-based grants are in the form of restricted stock. A summary of the activity for non-vested restricted stock awards under the 2015 Plan is presented below:

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2015

	2015
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1	—	$—
Granted	61,801	9.79
Vested	—	—
Forfeited	—	—
Outstanding at December 31	61,801	$9.79

Common stock compensation expense related to restricted stock awards granted under the 2015 Plan was $303 for the year ended December 31, 2015.  Total unrecognized compensation costs related to non-vested share-based awards granted or awarded under the 2015 Plan were $303 as of December 31, 2015.  These costs are expected to be recognized over a weighted average period of 0.5 years as of December 31, 2015.  As of December 31, 2015, no shares of restricted stock had vested under the 2015 Plan.

14.	INCOME TAXES

Net deferred tax (liabilities)/assets at December 31, were as follows:

	December 31,
	2015	2014
Deferred tax assets	$35,730	$31,580
Deferred tax liabilities	(21,625)	(19,198)
Valuation allowance	(14,641)	(12,676)
Net deferred tax liabilities (1)	$(536)	$(294)

(1) During 2015 the Company adopted FASB Accounting Standards Update No. 2015-17, which requires that the Consolidated Balance Sheets reflect all deferred income tax assets and liabilities as non-current. Prior year balances have been reclassified to reflect the current year presentation.

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

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2015

	December 31,
	2015	2014

Goodwill and intangible assets	$13,267	$16,375
Inventories	2,569	3,483
NOL carry forwards	10,529	2,345
Tax credit carry forwards	2,354	1,180
Stock award	827	1,049
Gain on sale of real estate	783	868
Obligation under operating leases	835	800
Accrued vacation	504	773
Accrued bonus	649	722
Other	426	547
Long-term contract costs	(11,781)	(7,652)
Depreciation	(6,857)	(8,108)
Valuation allowance	(14,641)	(12,676)
Net deferred tax liabilities	$(536)	$(294)

The Company’s income tax provision (benefit) attributable to income before taxes consisted of the following for the years ended December 31, 2015, 2014 and 2013

	2015	2014	2013
Federal:
Current	$304	$(9,173)	$(676)
Deferred	(14)	155	(6,066)
	290	(9,018)	(6,742)

State:
Current	55	21	120
Deferred	7	44	(357)
	62	65	(237)
Provision (benefit) for income taxes	$352	$(8,953)	$(6,979)

The current federal benefit in 2014 reflects the Company's decision to carry back its 2013 and 2014 tax losses to prior years in order to obtain tax refunds. The Company collected an income tax receivable of $6,527 in the fourth quarter of 2015 related to this carryback. The Company's deferred tax benefit in 2013 reflects the reversal of deferred tax liabilities offset by the impact of establishing a valuation allowance.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2015

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax (benefit) provision is as follows:

	2015	2014	2013
Federal taxes	$(661)	$(13,270)	$(22,912)
State and local taxes, net of federal benefit	(114)	358	(1,119)
Non-deductible goodwill impairment	—	9,254	—
Valuation allowance	1,809	(5,294)	17,718
Tax audit adjustment	306	—	—
Research and experimental and other tax credits	(1,174)	(503)	(634)
Other	186	502	(32)
Provision (benefit) for income taxes	$352	$(8,953)	$(6,979)

At December 31, 2015, the Company had federal net operating loss and tax credit carry forwards with a value of $10,001 which will begin to expire in the year 2034. At December 31, 2015, the Company had state net operating loss and tax carry forwards with a value of $2,881. The state net operating losses begin to expire in the year 2023 through 2035.

15.	RESTRUCTURING

The Company committed to and implemented various restructuring plans in 2013, 2014 and 2015. Included in those plans were the closure of the Precise Machine facility in Fort Worth, Texas, and the relocation of the machining operations in both Savannah, Georgia and St. Charles, Missouri to other facilities within the Company. In addition, the Company closed its Melbourne, Australia and Greenville, South Carolina engineering offices, eliminated additional management positions within the Engineering Services segment and closed its Coweta, Oklahoma manufacturing facility. Other employment separation activities, which were primarily severance related, were also implemented as part of the Company's overall reorganization and cost reduction initiatives. The expense associated with these plans was reflected in the selling, general, and administrative section on a separate line of the Condensed Consolidated Statements of Comprehensive Income (Loss). The following table summarizes the incurred charges associated with these restructuring activities:

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2015

	Year ended
	December 31, 2015	December 31, 2014	December 31, 2013

Precise Machine facility closure	$—	$287	$452
Employee separation agreement - key Valent employees	—	—	2,621
Savannah machining operations relocation	—	47	—
St. Charles machine parts operations relocation	150	228	—
Coweta machining facility closure	94	—	—
Greenville office closure	449	—	—
Australia office closure	47	—	—
Other employment separation activities	1,582	2,023	—
Total	$2,322	$2,585	$3,073

Expense incurred by segment:
Aerostructures	$1,108	$2,074	$3,073
Engineering Services	1,214	511	—
Total	$2,322	$2,585	$3,073

The Company expects to incur no additional expenses associated with the above restructuring activities.

In addition to the expenses detailed in the table above, the Company incurred additional project expenses of $1,265, $1,361 and $598 in the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively, related to the integration of work affected by these restructuring plans and accelerated depreciation of assets disposed of at affected facilities.

Cash payments associated with these restructuring plans of $2,806 and $2,268 were made in the years ended December 31, 2015 and December 31, 2014, respectively.

	Employee
	Severance	Other	Total
		(In Thousands)
Accrued restructuring balance as of December 31, 2013	$422	$—	$422
Accrual additions	2,461	124	2,585
Cash payments	(2,144)	(124)	(2,268)
Accrued restructuring balance as of December 31, 2014	$739	$—	$739
Accrual additions	2,194	128	2,322
Cash payments	(2,771)	(35)	(2,806)
Accrued restructuring balance as of December 31, 2015	$162	$93	$255

Accrued restructuring of $255 at December 31, 2015 is expected to be paid over the first two quarters of 2016.

16.	CUSTOMER AND SUPPLIER CONCENTRATION

Direct sales to our top three customers, Spirit AeroSystems, Gulfstream Aerospace Corporation, and The Boeing Company accounted for 34.7%, 14.2% and 11.6% of our total revenues in 2015, respectively.  These revenues are reported by both the Aerostructures and Engineering Services segments.  Accounts receivable balances related to these customers were 28.6%, 15.5%, and 10.2%, of the accounts receivable balance at December 31, 2015, respectively.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2015

Direct sales to our top three customers, Spirit AeroSystems, Gulfstream Aerospace Corporation and The Boeing Company, accounted for 34.3%, 15.0% and 10.6% of our total revenues in 2014, respectively.  These revenues are reported by both the Aerostructures and Engineering Services segments.  Accounts receivable balances related to these customers were 33.3%, 13.1% and 7.4% of the accounts receivable balance at December 31, 2014, respectively.

Direct sales to our top three customers, Spirit AeroSystems, Gulfstream Aerospace Corporation, and The Boeing Company, accounted for 28.5%, 14.6%, and 14.4% of our total revenues in 2013, respectively.  These revenues are reported by both the Aerostructures and Engineering Services segments. Accounts receivable balances related to these customers were 27.8%, 8.5% and 5.7% of the accounts receivable balance at December 31, 2013, respectively.

The Company did not have any sales to a foreign country greater than 10% of its total sales in 2015, 2014 and 2013.  The amounts of profitability and identifiable assets attributable to foreign sales activity are not material when compared with revenue, profitability, and identifiable assets attributed to United States domestic operations during 2015, 2014 and 2013.

The Company purchased approximately 43.6%, 47.3% and 44.3% of the raw materials and procured parts from its largest five suppliers in 2015, 2014, and 2013, respectively.

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

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2015

	December 31,
	2015	2014	2013
Net sales:
Aerostructures	$327,230	$326,025	$331,654
Engineering Services	49,096	63,404	83,717
Eliminations	(1,230)	(1,612)	(2,814)
	$375,096	$387,817	$412,557

Gross profit:
Aerostructures	$63,584	$67,042	$68,088
Engineering Services	5,286	8,428	12,145
Eliminations	(84)	(100)	(371)
	$68,786	$75,370	$79,862

(Loss) income from operations:
Aerostructures (1) (4)	$23,993	$18,977	$(46,050)
Engineering Services (2) (3)	(3,123)	(27,731)	(2,699)
Eliminations	(84)	(104)	(371)
	$20,786	$(8,858)	$(49,120)

Depreciation, amortization and certain other non-cash charges (credits):
Aerostructures (1)	$18,551	$20,223	$91,556
Engineering Services (2) (3)	1,853	28,675	6,754
Corporate (4)	$—	$—	$(7,950)
	$20,404	$48,898	$90,360

(1)Includes a charge of $73,528 for goodwill impairment in 2013.
(2)Includes a charge of $26,439 for goodwill impairment in 2014.
(3)Includes a charge of $4,222 for impairment of intangible assets in 2013.
(4)Includes a benefit of $7,950 related to the write-off of contingent consideration in 2013.

	December 31,
	2015	2014	2013
Interest expense:
Aerostructures	$957	$1,041	1,054
Engineering Services	43	41	53
Corporate (1)	21,439	28,198	15,855
	$22,439	$29,280	$16,962

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2015

(1) Includes $8,466 related to the write-off of deferred financing costs in 2014 and $793 related to the settlement of debt derivatives associated with the Company's refinancing of its debt in 2014.

	December 31,
	2015	2014	2013
Capital expenditures:
Aerostructures (1)	$16,348	$16,504	$23,600
Engineering Services	251	186	549
	$16,599	$16,690	$24,149

(1) Includes $411 associated with capital leases in 2013.

	December 31,
	2015	2014
Total assets:
Aerostructures	$379,873	$389,867
Engineering	36,107	42,747
	$415,980	$432,614

18.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The results of any single quarter are not necessarily indicative of the Company’s results for the full year.  Earnings per share data is computed independently for each of the periods presented.  As a result, the sum of the earnings per share amounts for the quarter may not equal the total for the year.

2015	First (1)	Second (2)	Third (3)	Fourth (4)
Net sales	$92,475	$97,550	$95,633	$89,438
Gross profit (3,4)	$17,197	$18,770	$16,626	$16,193
Net (loss) income (1,2,3,4)	$(1,465)	$378	$34	$(1,188)
Amounts per common share:
Net (loss) income	$(0.11)	$0.03	$—	$(0.09)
Net (loss) income - assuming dilution	$(0.11)	$0.03	$—	$(0.09)

2014	First (5)	Second (6)	Third (7)	Fourth (8)
Net sales	$95,751	$105,937	$97,335	$88,794
Gross profit (6)	$17,461	$19,134	$22,043	$16,732
Net (loss) income (4,5,6,7)	$(442)	$(7,411)	$1,396	$(22,505)
Amounts per common share:
Net (loss) income	$(0.03)	$(0.58)	$0.11	$(1.76)
Net (loss) income - assuming dilution	$(0.03)	$(0.58)	$0.11	$(1.76)

(1)	Included in the net loss for the the first quarter of 2015 were $275 of restructuring expenses.

(2)	Included in the net loss for the the second quarter of 2015 were $518 of restructuring expenses.

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2015

(3)
Gross profit in the third quarter of 2015 includes an unfavorable adjustment of $1,738 related to a long-term contract for which a forward loss reserve was established. Net income for the the third quarter of 2015 included a net gain of $3,325 related to a legal settlement and $1,575 of restructuring expenses.

(4) Gross profit in the fourth quarter of 2015 includes an unfavorable forward loss reserve adjustment of $1,010 related to a long-term contract. Net loss for the fourth quarter of 2015 includes a restructuring benefit of $46.

(5) Included in the net loss for the the first quarter of 2014 were $428 of restructuring expenses.

(6)
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

(7)
Gross profit in the third quarter of 2014 includes a $5,286 favorable cumulative catch-up adjustment related to the settlement of an unpriced change order and the Company's ability to secure more favorable future material pricing on a long-term production contract. In addition, net income in the third quarter of 2014 includes $765 of restructuring expenses.

(8)
Net loss in the fourth quarter of 2014 includes a $26,439 goodwill impairment charge related to the Engineering Services reporting unit, $297 of restructuring expenses and a $6,396 income tax benefit resulting from the decision to carry the 2014 tax loss back to previous years.

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

LMI Aerospace, Inc. excluding its subsidiaries (“LMIA”) is the parent company, issuer and obligor of the second-priority senior notes due July 15, 2019 (the “Notes”). The payment obligations of LMIA under the Notes are guaranteed and secured by LMIA and all of its subsidiaries other than minor subsidiaries as further described below.

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
We have not presented separate financial statements and separate disclosures have not been provided concerning the Guarantor Subsidiaries due to the presentation of condensed consolidating financial information set forth in this Note, consistent with the Securities and Exchange Commission (the “SEC”) rules governing reporting on guarantor financial information.
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

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2015

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2015
(Amounts in thousands)

	LMIA(Guarantor Parent)	Guarantor Subsidiaries	Consolidating/Eliminating Entries	Consolidated
Assets
Current assets:
Cash and cash equivalents	$10,251	$253	$—	$10,504
Trade accounts receivable, net	1,220	47,271	—	48,491
Intercompany receivables	196,496	203,128	(399,624)	—
Inventories	—	114,775	—	114,775
Prepaid expenses and other current assets	2,224	1,923	—	4,147
Total current assets	210,191	367,350	(399,624)	177,917

Property, plant and equipment, net	5,430	95,539	—	100,969
Investments in subsidiaries	387,868	—	(387,868)	—
Goodwill	—	86,784	—	86,784
Intangible assets, net	—	46,582	—	46,582
Other assets	2,135	1,593	—	3,728
Total assets	$605,624	$597,848	$(787,492)	$415,980

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,393	$11,763	$—	$13,156
Accrued expenses	17,009	13,006	—	30,015
Intercompany Payables	237,548	162,076	(399,624)	$—
Current installments of long-term debt and capital lease obligations	85	2,277	—	2,362
Total current liabilities	256,035	189,122	(399,624)	45,533

Long-term debt and capital lease obligations, less current installments	229,752	17,881	—	247,633
Other long-term liabilities	1,881	2,441	—	4,322
Deferred income taxes		536	—	536
Total long-term liabilities	231,633	20,858	—	252,491

Total shareholders’ equity	117,956	387,868	(387,868)	117,956
Total liabilities and shareholders’ equity	$605,624	$597,848	$(787,492)	$415,980

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2015

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2014
(Amounts in thousands)

	LMIA(Guarantor Parent)	Guarantor Subsidiaries	Consolidating/Eliminating Entries	Consolidated
Assets
Current assets:
Cash and cash equivalents	7,058	869	—	7,927
Trade accounts receivable, net	1,310	56,924	—	58,234
Intercompany receivables	145,980	145,223	(291,203)	—
Inventories	—	114,279	—	114,279
Prepaid expenses and other current assets	8,325	1,930	—	10,255
Total current assets	162,673	319,225	(291,203)	190,695

Property, plant and equipment, net	3,148	96,334	—	99,482
Investments in subsidiaries	368,587		(368,587)	—
Goodwill	—	86,784	—	86,784
Intangible assets, net	—	50,940	—	50,940
Other assets	2,876	1,837	—	4,713
Total assets	$537,284	$555,120	$(659,790)	$432,614

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	1,339	20,416	—	$21,755
Accrued expenses	13,679	12,393	—	26,072
Intercompany Payables	164,158	127,045	(291,203)	$—
Current installments of long-term debt and capital lease obligations	335	3,089	—	3,424
Total current liabilities	179,511	162,943	(291,203)	51,251

Long-term debt and capital lease obligations, less current installments	239,307	20,338	—	259,645
Other long-term liabilities	331	2,958	—	3,289
Deferred income taxes	—	294	—	294
Total long-term liabilities	239,638	23,590	—	263,228

Total shareholders’ equity	118,135	368,587	(368,587)	118,135
Total liabilities and shareholders’ equity	$537,284	$555,120	$(659,790)	$432,614

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2015

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
December 31, 2015
(Amounts in thousands, except share and per share data)

	LMIA(Guarantor Parent)	Guarantor Subsidiaries	Consolidating/Eliminating Entries	Consolidated
Sales and service revenue
Product sales	239	323,337	35	$323,611
Service revenues	36,184	51,720	(36,419)	51,485
Net sales	36,423	375,057	(36,384)	375,096
Cost of sales and service revenue
Cost of product sales	248	259,327	35	259,610
Cost of service revenues	35,952	47,166	(36,418)	46,700
Cost of sales	36,200	306,493	(36,383)	306,310
Gross profit	223	68,564	(1)	68,786
Selling, general and administrative expenses	—	45,678	—	45,678
Restructuring expense	340	1,982	—	2,322
(Loss) income from operations	(117)	20,904	(1)	20,786
Other income (expense):
Interest expense	(21,449)	(990)	—	(22,439)
Other, net	—	(236)	—	(236)
Income (loss) from equity investments in subsidiaries	19,284	—	(19,284)	—
Total other expense	(2,165)	(1,226)	(19,284)	(22,675)
(Loss) income before income taxes	(2,282)	19,678	(19,285)	(1,889)
Provision for income taxes	—	352	—	352
Net (loss) income	(2,282)	19,326	(19,285)	(2,241)
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	—	(41)	—	(41)
Total comprehensive (loss) income	$(2,282)	$19,285	$(19,285)	$(2,282)

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2015

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
December 31, 2014
(Amounts in thousands, except share and per share data)

	LMIA(Guarantor Parent)	Guarantor Subsidiaries	Consolidating/Eliminating Entries	Consolidated
Sales and service revenue
Product sales	466	321,286	(468)	$321,284
Service revenues	36,181	66,543	(36,191)	66,533
Net sales	36,647	387,829	(36,659)	387,817
Cost of sales and service revenue
Cost of product sales	699	254,544	(468)	254,775
Cost of service revenues	35,998	57,864	(36,190)	57,672
Cost of sales	36,697	312,408	(36,658)	312,447
Gross profit	(50)	75,421	(1)	75,370
Selling, general and administrative expenses	792	54,412	—	55,204
Goodwill and intangible asset impairment	—	26,439	—	26,439
Restructuring expense	1,012	1,573	—	2,585
Loss from operations	(1,854)	(7,003)	(1)	(8,858)
Other income (expense):
Interest expense	(28,224)	(1,056)	—	(29,280)
Other, net	11	212	—	223
(Loss) Income from equity investments in subsidiaries	(8,860)	—	8,860	—
Total other (expense) income	(37,073)	(844)	8,860	(29,057)
(Loss) income before income taxes	(38,927)	(7,847)	8,859	(37,915)
(Benefit) provision for income taxes	(9,867)	914	—	(8,953)
Net (loss) income	(29,060)	(8,761)	8,859	(28,962)
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	—	(98)	—	(98)
Reclassification adjustment for losses on interest rate hedges included in net earnings	278	—	—	278
Total comprehensive (loss) income	$(28,782)	$(8,859)	$8,859	$(28,782)

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2015

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
December 31, 2013
(Amounts in thousands, except share and per share data)

	LMIA(Guarantor Parent)	Guarantor Subsidiaries	Consolidating/Eliminating Entries	Consolidated
Sales and service revenue
Product sales	4,388	324,455	(4,710)	$324,133
Service revenues	41,578	88,141	(41,295)	88,424
Net sales	45,966	412,596	(46,005)	412,557
Cost of sales and service revenue
Cost of product sales	4,290	255,681	(4,710)	255,261
Cost of service revenues	41,533	77,124	(41,223)	77,434
Cost of sales	45,823	332,805	(45,933)	332,695
Gross profit	143	79,791	(72)	79,862
Selling, general and administrative expenses	—	55,934	(72)	55,862
Goodwill and intangible asset impairment	—	77,750	—	77,750
Contingent consideration write-off	(7,950)	—	—	(7,950)
Restructuring expense	4	3,069	—	3,073
Acquisitions expense	229	18	—	247
Income (loss) from operations	7,860	(56,980)	—	(49,120)
Other (expense) income:
Interest expense	(15,887)	(1,075)	—	(16,962)
Other, net	95	523	—	618
Income (loss) from equity investments in subsidiaries	(52,278)	—	52,278	—
Total other expense	(68,070)	(552)	52,278	(16,344)
(Loss) income before income taxes	(60,210)	(57,532)	52,278	(65,464)
Benefit for income taxes	(1,702)	(5,277)	—	(6,979)
Net (loss) income	(58,508)	(52,255)	52,278	(58,485)
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	—	(23)	—	(23)
Unrealized loss on interest rate hedges	(278)	—	—	(278)
Total comprehensive (loss) income	$(58,786)	$(52,278)	$52,278	$(58,786)

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2015

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year ended December 31, 2015
(Amounts in thousands)

	LMIA(Guarantor Parent)	Guarantor Subsidiaries	Consolidating/Eliminating Entries	Consolidated
Operating activities:
Net (loss)/income	$(2,282)	$19,326	$(19,285)	$(2,241)
Adjustments for non-cash items	(14,546)	18,416	19,285	23,155
Net changes in operating assets and liabilities, net of acquired businesses	10,420	1,028	—	11,448
Intercompany activity	22,874	(22,874)	—	—
Net cash provided by operating activities	16,466	15,896	—	32,362
Investing activities:
Additions to property, plant and equipment	(1,903)	(14,696)	—	(16,599)
Proceeds from sale of equipment	—	285	—	285
Net cash used by investing activities	(1,903)	(14,411)	—	(16,314)
Financing activities:
Principal payments on long-term debt and notes payable	(11,160)	(2,116)	—	(13,276)
Advances on revolving line of credit	99,000	—	—	99,000
Payments on revolving line of credit	(99,000)	—	—	(99,000)
Payments for debt issuance cost	(210)	15	—	(195)
Net cash used by financing activities	(11,370)	(2,101)	—	(13,471)
Net increase (decrease) in cash and cash equivalents	3,193	(616)	—	2,577
Cash and cash equivalents, beginning of year	7,058	869	—	7,927
Cash and cash equivalents, end of year	$10,251	$253	$—	$10,504

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2015

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year ended December 31, 2014
(Amounts in thousands)

	LMIA(Guarantor Parent)	Guarantor Subsidiaries	Consolidating/Eliminating Entries	Consolidated
Operating activities:
Net (loss)/income	$(29,060)	$(8,761)	$8,859	$(28,962)
Adjustments for non-cash items	21,714	46,496	(8,859)	59,351
Net changes in operating assets and liabilities, net of acquired businesses	19,977	(1,249)	—	18,728
Intercompany activity	17,663	(17,663)	—	—
Net cash provided by operating activities	30,294	18,823	—	49,117
Investing activities:
Additions to property, plant and equipment	(715)	(15,975)	—	(16,690)
Proceeds from sale of equipment	2,558	1,021	—	3,579
Net cash provided (used) by investing activities	1,843	(14,954)	—	(13,111)
Financing activities:
Proceeds from issuance of debt	250,000	—	—	250,000
Principal payments on long-term debt and notes payable	(231,466)	(4,167)	—	(235,633)
Advances on revolving line of credit	66,000	—	—	66,000
Payments on revolving line of credit	(102,000)	—	—	(102,000)
Payments for debt issuance cost	(8,018)	—	—	(8,018)
Other, net	—	—	—	—
Net cash used by financing activities	(25,484)	(4,167)	—	(29,651)
Net increase (decrease) in cash and cash equivalents	6,653	(298)	—	6,355
Cash and cash equivalents, beginning of year	405	1,167	—	1,572
Cash and cash equivalents, end of year	$7,058	$869	$—	$7,927

LMI AEROSPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2015

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year ended December 31, 2013
(Amounts in thousands)

	LMIA(Guarantor Parent)	Guarantor Subsidiaries	Consolidating/Eliminating Entries	Consolidated
Operating activities:
Net (loss)/income	$(58,508)	$(52,255)	$52,278	$(58,485)
Adjustments for non-cash items	46,788	90,985	(52,278)	85,495
Net changes in operating assets and liabilities, net of acquired businesses	696	(36,055)	—	(35,359)
Intercompany activity	(12,974)	12,974	—	—
Net cash (used)/provided by operating activities	(23,998)	15,649	—	(8,349)
Investing activities:
Additions to property, plant and equipment	(4,623)	(19,115)	—	(23,738)
Acquisitions, net of cash acquired	(504)	—	—	(504)
Proceeds from sale of equipment	—	1,989	—	1,989
Net cash used by investing activities	(5,127)	(17,126)	—	(22,253)
Financing activities:
Proceeds from issuance of debt	3,551	2,200	—	5,751
Principal payments on long-term debt and notes payable	(5,767)	(96)	—	(5,863)
Advances on revolving line of credit	107,000	—	—	107,000
Payments on revolving line of credit	(77,236)	—	—	(77,236)
Payments for debt issuance cost	(1,780)	(37)	—	(1,817)
Other, net	(8)	—	—	(8)
Net cash provided by financing activities	25,760	2,067	—	27,827
Net (decrease) increase in cash and cash equivalents	(3,365)	590	—	(2,775)
Cash and cash equivalents, beginning of year	3,770	577	—	4,347
Cash and cash equivalents, end of year	$405	$1,167	$—	$1,572

LMI AEROSPACE, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Dollar amounts in thousands)
December 31, 2015

	Beginning Balance	Charge to Cost/ Expense	Other Charge to Cost/ Expense	Write-offs net of Recoveries	Ending Balance
Reserve for Accounts Receivable
Year ended December 31, 2013	$287	$(27)	$—	$(80)	$180
Year ended December 31, 2014	$180	$309	$—	$(25)	$464
Year ended December 31, 2015	$464	$53	$—	$(271)	$246

Income Tax Valuation Allowance
Year ended December 31, 2013	$261	$17,876	$—	$—	$18,137
Year ended December 31, 2014 (1)	$18,137	$—	$(5,461)	$—	$12,676
Year ended December 31, 2015	$12,676	$1,965	$—	$—	$14,641

(1) Favorable impact of $5,461 resulted from the Company's decision to carry back the 2013 net operating tax loss to prior years.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined by Rule 13a-15(e) promulgated under the Exchange Act), as of December 31, 2015.  Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Management, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, assessed the Company’s internal control over financial reporting as of December 31, 2015, as required by Section 404 of the Sarbanes-Oxley Act of 2002, based on the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework,” adopted by the Committee of Sponsoring Organizations of the Treadway Commission 2013. Based on this assessment, management believes that, as of December 31, 2015, the Company’s internal control over financial reporting was effective.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an audit report on our internal control over financial reporting which is included in Item 8.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the three month period ending December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position

Daniel G. Korte	55	Chief Executive Officer, President and Director

Brian P. Olsen	56	President, Engineering Services

Lawrence E. Dickinson	56	President - Strategy and Corporate Development

Clifford C. Stebe, Jr.	39	Chief Financial Officer, Vice-President

Joseph DeMartino	56	Chief Operating Officer

Jennifer L. Alfaro	43	Chief Human Resources Officer

Renée Skonier	39	General Counsel, Chief Compliance Officer and Secretary

Set forth below are biographies of each of our executive officers.

Daniel G. Korte. Mr. Korte began serving as Chief Executive Officer and President of the Company on March 18, 2014. Prior to joining the Company, Mr. Korte served as President of Defense Aerospace at Rolls-Royce and, prior thereto, as Vice President and General Manager for Global Strike Systems, a division of the Boeing Military Aircraft business. Mr. Korte began his career at McDonnell Douglas Corporation (now merged into Boeing) in 1985 as an electronics engineer and then held a series of increasingly senior positions, including V-22 Program Manager and Vice President-Supplier Management & Procurement.

Brian P. Olsen. Mr. Olsen began serving as Acting President, Engineering Services, on February 9, 2015. From 2011 to 2015, Mr. Olsen served as Executive Director of Business Development for the Company. Mr. Olsen has also served as the Director of Contracts, Regional Vice President and as a Market Sector Director for the Company. Prior to joining the Company, Mr. Olsen served as President of Empire Aero Center. He also has served as General Manager of Milgard Manufacturing, President of Sierra Manufacturing, and he spent 15 years with BF Goodrich/Tramco in various leadership and marketing roles.

Lawrence E. Dickinson.  Mr. Dickinson was appointed President - Strategy and Corporate Development in February of 2015. Prior to this appointment, Mr. Dickinson served as President of Valent. Mr. Dickinson served as the Company's Chief Financial Officer from 1993 to 2013.  He served as a Financial Analyst and Controller for LaBarge, Inc. from 1984 to 1993 and as a Cost Accountant with Monsanto from 1981 to 1984. On December 22, 2015, Mr. Dickinson notified the Company of his intention to retire no later than June 30, 2016.

Clifford C. Stebe, Jr.. Mr. Stebe was appointed Chief Financial Officer in November of 2013. Prior to this appointment, Mr. Stebe served as the Company's Corporate Controller for three years after several years as a Senior Manager at PricewaterhouseCoopers, LLP.

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

Renée Skonier.  Ms. Skonier joined the Company and established the Company’s Legal Department in October 2011. She was appointed Chief Compliance Officer in May 2014. Prior to joining the Company, Ms. Skonier served as Corporate Counsel at Cisco Systems for seven years. She began her career at The Boeing Company working in the Rotorcraft division’s contracts group and supporting both the export management and contracts functions for Missile Defense Systems.

The Company has adopted a Code of Business Conduct and Ethics that applies to all of our executive officers and employees and our Board of Directors, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial and principal accounting officer).

The Board of Directors has established an Audit Committee within the meaning of Section 3(a)(58)(A) of the Exchange Act.  The Audit Committee currently consists of Mr. John M. Roeder (Chairman), Mr. Gerald E. Daniels, Mr. John S. Eulich and Mr. Steven K. Schaffer, each an independent director in accordance with NASDAQ Rule 5605(a)(2).  In addition, the Board of Directors has determined that each member of the Audit Committee is independent under the standards of Rule 10A-3 promulgated under the Exchange Act and the requirements of NASDAQ Rule 5605(c)(2) and that Messrs. Roeder and Daniels each qualify as an audit committee financial expert under Item 407(d)(5) of Regulation S-K.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 402 of Regulation S-K regarding the compensation of the Company’s directors and executive officers is expected to be filed by amendment, but otherwise is incorporated by reference from the information that will be contained in our definitive proxy statement to be filed with the SEC on or before April 30, 2016 in connection with our 2016 Annual Meeting of Shareholders.

The information required by Item 407(e)(4) and (e)(5) of Regulation S-K is expected to be filed by amendment, but otherwise is incorporated by reference from the information that will be contained in our definitive proxy statement to be filed with the SEC on or before April 30, 2016 in connection with our 2015 Annual Meeting of Shareholders

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 403 of Regulation S-K regarding the security ownership of our beneficial owners and our management and the information required by Item 201(d) of Regulation S-K regarding our equity compensation plans is expected to be filed by amendment, but otherwise is incorporated by reference from the information that will be contained in our definitive proxy statement to be filed with the SEC on or before April 30, 2016 in connection with our 2016 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 404(a) of Regulation S-K regarding director independence and Item 404 regarding transactions with related persons is expected to be filed by amendment, but otherwise is incorporated by reference from the information that will be contained in our definitive proxy statement to be filed with the SEC on or before April 30, 2016 in connection with our 2016 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information contained under the caption “Fees Billed by Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s 2016 Annual Meeting of Shareholders, which involves the election of directors, is incorporated herein by this reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Charles and State of Missouri on the 11th day of March, 2016.

LMI AEROSPACE, INC.

By:	/s/ Daniel G. Korte
Daniel G. Korte
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ Daniel G. Korte		March 11, 2016
Daniel G. Korte	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Clifford C. Stebe, Jr.		March 11, 2016
Clifford C. Stebe, Jr.	Chief Financial Officer and Chief Accounting Officer

/s/ Gerald E. Daniels		March 11, 2016
Gerald E. Daniels	Chairman of the Board and Director

/s/ Sanford S. Neuman		March 11, 2016
Sanford S. Neuman	Director

/s/ Gregory L. Summe		March 11, 2016
Gregory L. Summe	Director

/s/ Ronald S. Saks		March 11, 2016
Ronald S. Saks	Director

/s/ John M. Roeder		March 11, 2016
John M. Roeder	Director

/s/ John S. Eulich		March 11, 2016
John S. Eulich	Director

/s/ Judith W. Northup		March 11, 2016
Judith W. Northup	Director

/s/ Steven K. Schaffer		March 11, 2016
Steven K. Schaffer	Director

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Articles of the Registrant previously filed as Exhibit 3.1 to the Registrant’s Form S-1 (File No. 333-51357) dated as of April 29, 1998 (the “Form S-1”) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Registrant previously filed as Exhibit 3.2 to the Form S-1 and incorporated herein by reference.

3.3
Amendment to Restated Articles of Incorporation dated as of July 9, 2001 previously filed as Exhibit 3.3 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001 and filed April 1, 2002 and incorporated herein by reference.

3.4	Amendment to the Registrant’s Amended and Restated Bylaws previously filed as Exhibit 3.1 to the Registrant’s Form 8-K filed June 26, 2009 and incorporated herein by reference.

3.5	Amendment to the Registrant’s Amended and Restated Bylaws previously filed as Exhibit 3.1 to the Registrant’s Form 8-K filed May 6, 2015 and incorporated herein by reference.

4.1	Form of the Registrant’s Common Stock Certificate previously filed as Exhibit 4.1 to the Form S-1 and incorporated herein by reference.

4.2
Indenture dated as of June 19, 2014, by and among the Company, the Guarantors named therein, and U.S. Bank National Association, as Indenture Trustee and as Collateral Agent previously filed as Exhibit 4.1 to the Registrant’s Form 8-K filed on June 20, 2014 and incorporated herein by reference.

4.3	Forms of 7.375% Senior Secured Notes due 2019 (included as exhibits to the Indenture identified in Exhibit 4.2).

4.4
Notes Collateral Agreement dated as of June 19, 2014, by and among the Company, the domestic Guarantors, and U.S. Bank National Association, as Collateral Agent, previously filed as Exhibit 4.3 to the Registrant’s Form 8-K filed on June 20, 2014 and incorporated herein by reference.

4.5
Notes Intellectual Property Security Agreement dated as of June 19, 2014, by and among the Company, certain Guarantors named therein, and U.S. Bank National Association, as Collateral Agent, previously filed as Exhibit 4.4 to the Registrant’s Form 8-K filed on June 20, 2014 and incorporated herein by reference.

4.6
Registration Rights Agreement dated as of June 19, 2014, by and among the Company, the Guarantors named therein and RBC Capital Markets, LLC, on behalf of itself and as representative of the other initial purchasers named therein, previously filed as Exhibit 4.5 to the Registrant’s Form 8-K filed on June 20, 2014 and incorporated herein by reference.

4.7
Intercreditor Agreement dated as of June 19, 2014, by and between Royal Bank of Canada, as First-Lien Collateral Agent, and U.S. Bank National Association, as Second-Lien Collateral Agent previously filed as Exhibit 4.6 to the Registrant’s Form 8-K filed on June 20, 2014 and incorporated herein by reference.

10.1
Lease Agreement dated December 7, 2005 between Inmobiliaria LA Rumorosa S.A. de C.V.  and Ivemsa S.A. de C.V., including all amendments, for the premises located at A.V. Eucalipto, #2351, Col. Rivera, Modulo Cy D, C.P. 21259, Mexicali, Baja California, Mexico and previously filed as Exhibit 10.2 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008 and filed March 16, 2009 and incorporated herein by reference.

10.2
Lease Agreement dated May 19, 2008 between Precise Machine Company and Acquiport DFWIP, Inc. for the premises located at 14813 Trinity Blvd., Fort Worth, Texas and previously filed as Exhibit 10.3 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008 and filed March 16, 2009 and incorporated herein by reference.

10.3
Lease Agreement dated May 2, 2006 between LMI Finishing, Inc. and Port Partnership, LLP for the premises located at 5270 N. Skiatook, Catoosa, Oklahoma and filed as Exhibit 10.4 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008 and filed March 16, 2009 and incorporated herein by reference.

10.4
Lease Agreement dated September 4, 2003 between Registrant and Kole Warehouses, including all amendments, for the premises located at 101 Coleman, Savannah, Georgia and previously filed as Exhibit 10.5 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008 and filed March 16, 2009 and incorporated herein by reference, as restated by that certain Restated Lease Agreement dated as of September 14, 2012 between Kole Warehouses, Inc. and LMI Kitting, LLC.

10.5
Lease Agreement dated March 24, 1997, including all amendments, between D3 Technologies, Inc. and H.G. Fenton Company for the premises located at 4838 Ronson Court, San Diego, California and previously filed as Exhibit 10.6 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008 and filed March 16, 2009 and incorporated herein by reference.

10.6
Lease Agreement dated February 13, 2007 between LMI Finishing, Inc. and Angelo Gordon, successor in interest to CIT CRE LLC, for the premises located at 2104 N. 170 th St. East, Tulsa, Oklahoma and previously filed as Exhibit 10.8 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008 and filed March 16, 2009 and incorporated herein by reference.

10.7
Lease Agreement dated May 6, 1997 between the Registrant and Victor Enterprises, LLC, including all amendments, for the premises located at 101 Western Avenue S., Auburn, Washington previously filed as Exhibit 10.10 to the Form S-1/A and incorporated herein by reference.

10.8
Lease Agreement dated February 1, 1995 between the Registrant and RFS Investments for the premises located at 2621 West Esthner Court, Wichita, Kansas previously filed as Exhibit 10.11 to the Form S-1/A and incorporated herein by reference.

10.9+	Profit Sharing and Savings Plan and Trust, restated effective January 1, 2009, including amendments previously filed as Exhibit 10.12 to the Form S-1/A and incorporated herein by reference.

10.10
Business Reformation Agreement between Leonard’s Metal, Inc. and Lockheed Martin Aeronautics Company dated September 21, 2001 previously filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed November 14, 2001 and incorporated by reference.

10.11
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

10.12
Lease Agreement dated April 2, 2001 between Tempco Engineering, Inc. and Metal Corporation for the premises located at 8866 Laurel Canyon Blvd., Sun Valley, California previously filed as Exhibit 10.28 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001 filed April 1, 2002 and incorporated herein by reference.

10.13
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

10.14+	LMI Aerospace, Inc. 2005 Long-Term Incentive Plan previously filed as Exhibit 10.1 in the Registrant’s Form 8-K filed July 13, 2005 and incorporated herein by reference.

10.15
General Terms Agreement between Spirit AeroSystems, Inc. (Tulsa Facility) and Registrant dated October 14, 2005 previously filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed May 18, 2006 and incorporated herein by reference.

10.16
Special Business Provisions between Spirit AeroSystems, Inc. and Registrant dated April 19, 2006 previously filed as Exhibit 10.2 to the Registrant’s Form 10-Q filed May 18, 2006 and incorporated herein by reference

10.17
Lease Agreement between Leonard’s Metal, Inc. and Welsh Fountain Lakes, L.L.C., including all amendments dated June 9, 2006, for the premises located at 401-411 Fountain Lakes Blvd., St. Charles, Missouri previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed June 15, 2006 and incorporated herein by reference.

10.18
Memorandum of Agreement effective as of December 22, 2010 between Registrant and Gulfstream Aerospace Corporation previously filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed November 13, 2006 and incorporated herein by reference.

10.19
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

10.20
Lease Agreement dated January 16, 2009 between Integrated Holdings, LLC and Integrated Technologies, Inc. for the premises located at 1910 Merrill Creek Parkway, Everett, WA 98203 and previously filed as Exhibit 10.2 of the Registrant’s Form 10-Q filed May 11, 2009 and incorporated herein by reference.

10.21	Lease agreement dated August 19, 2011 between D3 Technologies Inc. and JLM & Associates, LLC for the premises located at 1045 Keys Drive, Greenville, South Carolina, 29615, and filed herewith.

10.24
Lease agreement dated July 15, 2012 between the City of Coweta and Accu-Tec Enterprises, Ltd., regarding the real property commonly referred to as 26730 East 111th Street South, Coweta, Oklahoma including the Estoppel Certificate, dated November 9, 2009, executed by the city of Coweta.

10.25
Lease Agreement dated April 1, 2012 between City of Fredonia, KS and Valent Aerostructures, LLC, previously filed as Exhibit 10.38 to the Registrant’s Form 10-K filed March 15, 2013 and incorporated herein by reference.

10.26
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

10.27
Sublease Agreement dated September 3, 2010 between Washington Civic Industrial Corp. and Valent Aerostructures, LLC, regarding certain real property located at 6325 Avantha Drive, Washington, Missouri 63090.

10.28
General contract provisions of Spirit Aerosystems, Inc and Master Order Agreements, Special Business Provisions, Customer Specific Supplemental Terms and other contracts that contain additional general terms between Spirit Aerosystems, Inc and Valent Aerostructures, LLC or a subsidiary thereof.

10.30
Employment agreement by and between Registrant and Brian Olsen dated as of January 1, 2014, previously filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on August 7, 2015, and incorporated herein by reference.

10.31+
Amendment No. 1 to the Employment Agreement by and between Registrant and Brian Olsen dated February 14, 2014, previously filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2015 and incorporated herein by reference.

10.32+
Amendment No. 2 to the Employment Agreement by and between Registrant and Brian Olsen dated August 4, 2015, previously filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2015 and incorporated herein by reference.

10.33+
Employment Agreement dated as of February 21, 2014, by and between the Registrant and Daniel G. Korte, previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed February 26, 2014 and incorporated herein by reference.

10.34+
Employment Agreement dated as of February 25, 2014, by and between the Registrant and Lawrence Dickinson, previously filed as Exhibit 10.3 to the Registrant’s Form 8-K filed February 26, 2014 and incorporated herein by reference.

10.35+
Employment Agreement dated as of February 25, 2014, by and between the Registrant and Robert Grah, previously filed as Exhibit 10.4 to the Registrant’s Form 8-K filed February 26, 2014 and incorporated herein by reference.

10.36+
Employment Agreement dated as of February 25, 2014, by and between the Registrant and Richard L. Johnson, previously filed as Exhibit 10.5 to the Registrant’s Form 8-K filed February 26, 2014 and incorporated herein by reference.

10.37+
Employment Agreement dated as of February 25, 2014, by and between the Registrant and Cynthia G. Maness, previously filed as Exhibit 10.6 to the Registrant’s Form 8-K filed February 26, 2014 and incorporated herein by reference.

10.38+
Employment Agreement dated as of February 25, 2014, by and between the Registrant and Clifford Stebe, Jr., previously filed as Exhibit 10.7 to the Registrant’s Form 8-K filed February 26, 2014 and incorporated herein by reference.

10.39+
Form of Incentive Restricted Stock Award Agreement between LMI. Aerospace, Inc. and Daniel J. Korte previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed March 20, 2014 and incorporated herein by reference.

10.40+
LTI Restricted Stock Award Agreement dated March 14, 2014 between Registrant and Daniel J. Korte previously filed as Exhibit 10.2 to the Registrant’s Form 8-K filed March 20, 2014 and incorporated herein by reference.

10.41+
Consulting Agreement dated March 18, 2014 and effective as of March 19, 2014 between Registrant and Ronald S. Saks previously filed as Exhibit 10.3 to the Registrant’s Form 8-K filed March 20, 2014 and incorporated herein by reference.

10.42
Credit Agreement dated as of June 19, 2014, by and among the Company, the Guarantors named therein, the lenders party thereto, Royal Bank of Canada, as Administrative Agent and Co-Collateral Agent, and Wells Fargo Bank, National Association, as Syndication Agent and Co-Collateral Agent (including the forms of Revolver Collateral Agreement, Guarantee Agreement and Revolver Intellectual Property Security Agreement attached as exhibits thereto), previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on June 20, 2014 and incorporated herein by reference.

10.43
Amendment No. 1, dated as of September 18, 2014, to the Credit Agreement dated as of June 19, 2014, by and among the Company, the Guarantors named therein, the lenders party thereto, Royal Bank of Canada, as Administrative Agent and Co-Collateral Agent, and Wells Fargo Bank, National Association, as Syndication Agent and Co-Collateral Agent, previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on September 18, 2014 and incorporated herein by reference.

10.44+
Employment Agreement between Registrant and Joseph DeMartino, dated July 31, 2014, previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on August 6, 2014 and incorporated herein by reference.

10.45+
Restricted Stock Agreement between Registrant and Joseph DeMartino, dated July 31, 2014, Employment Agreement between Registrant and Joseph DeMartino, dated July 31, 2014, previously filed as Exhibit 10.2 to the Registrant’s Form 8-K filed on August 6, 2014 and incorporated herein by reference.

10.46+
Separation Agreement and Release between D3 Technologies, Inc. and Richard L. Johnson dated October 2, 2014, previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on October 7, 2014 and incorporated herein by reference.

10.47+
Separation Agreement and Release between Registrant and Cynthia G. Maness dated October 27, 2014, previously filed as Exhibit 10.1 to the Registrant’s Form 8-K/A filed on November 10, 2014 and incorporated herein by reference.

10.48+
Employment Agreement between Registrant and Jennifer Alfaro, dated January 12, 2015 previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on January 16, 2015 and incorporated herein by reference.

10.49+
Amendment No. 1 to the Employment Agreement by and between Lawrence E. Dickinson and Registrant, dated February 5, 2015, previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on February 9, 2015 and incorporated herein by reference.

10.50+
Restricted Stock Award Agreement between Registrant and Jennifer Alfaro dated February 2, 2015, previously filed as Exhibit 10.2 to the Registrant’s Form 8-K filed on February 9, 2015 and incorporated herein by reference.

10.51+
Amendment No. 1 to the Employment Agreement by and between Daniel G. Korte and Registrant, dated May 18, 2015, previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed May 27, 2015 and incorporated herein by reference.

10.52+	LMI Aerospace, Inc. 2015 Incentive Plan previously filed as Exhibit 10.1 in the Registrant’s Form 8-K filed June 30, 2015 and incorporated herein by reference.

10.53+*
Restricted Stock Award Agreement between Registrant and Daniel G. Korte dated July 1, 2015 (performance based vesting), previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2015, and incorporated herein by reference.

10.54+
Restricted Stock Award Agreement between Registrant and Daniel G. Korte dated July 1, 2015 (time based vesting), previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2015, and incorporated herein by reference.

10.55
Confidential Settlement Agreement and Mutual Release dated November 5, 2015 by and among Tech Investments, LLC, Tech Investments II, LLC, Charles M. Newell, individually and as the Sellers’ Representative for and on behalf of the former members of Valent Aerostructures, LLC, and the Registrant filed herewith.

10.56+	Amendment No. 2 to the Employment Agreement by and between Daniel G. Korte and Registrant, dated January 6, 2016 filed herewith.

10.57+	Amendment No. 1 to the Employment Agreement by and between Clifford C. Stebe, Jr. and Registrant, dated January 6, 2016 filed herewith.

10.58+	Amendment No. 1 to the Employment Agreement by and between Joseph DeMartino and Registrant, dated January 6, 2016 filed herewith.

10.59+	Amendment No. 1 to the Employment Agreement by and between Jennifer Alfaro and Registrant, dated January 6, 2016 filed herewith.

10.60+	Amendment No. 3 to the Employment Agreement by and between Brian P. Olsen and Registrant, dated January 6, 2016 filed herewith.

14	Code of Ethics and Business Conduct, previously filed as Exhibit 14 to the Registrant’s Form 10-Q filed November 6, 2015 and incorporated by reference.

21.1	List of Subsidiaries of the Registrant filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP filed herewith.

101**
The following financial information from the Company’s Form 10-K for the fiscal year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Income for the fiscal years ended December 31, 2015, 2014, 2013 and 2012, (ii) Balance Sheets as of December 31, 2015, 2014 and 2013, (iii) Statements of Stockholders’ Equity for the fiscal years ended December 31, 2015, 2014, 2013 and 2012, (iv) Statements of Cash Flows for the fiscal years ended December 2015, 2014, 2013 and 2012 and (v) Notes to Financial Statements.

+	Management contract or compensatory plan or arrangement required to be filed as exhibit to this report.

*
The Company has received confidential treatment of the redacted portions of this exhibit pursuant to Rule  24b-2, under the Exchange Act and has separately filed a complete copy of this exhibit with the SEC.