Form 10-Q
period 2016-03-31
LMI AEROSPACE INC
filed 2016-05-09
CIK 1059562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016.
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

On May 2, 2016, there were 13,476,865 shares of our common stock, par value $0.02 per share, outstanding.

LMI AEROSPACE, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDING MARCH 31, 2016

PART I.  FINANCIAL INFORMATION

 PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
LMI Aerospace, Inc. Condensed Consolidated Balance Sheets (Amounts in thousands, except share and per share data) (Unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$1,439	$10,504
Accounts receivable, net	54,953	48,491
Inventories	119,359	114,775
Prepaid expenses and other current assets	4,665	4,147
Total current assets	180,416	177,917

Property, plant and equipment, net	98,281	100,969
Goodwill	86,784	86,784
Intangible assets, net	45,546	46,582
Other assets	3,484	3,728
Total assets	$414,511	$415,980

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$19,855	$13,156
Accrued expenses	21,842	30,015
Current installments of long-term debt and capital lease obligations	2,352	2,362
Total current liabilities	44,049	45,533

Long-term liabilities:
Long-term debt and capital lease obligations, less current installments	248,561	247,633
Other long-term liabilities	3,575	4,322
Deferred income taxes	516	536
Total long-term liabilities	252,652	252,491

Shareholders’ equity:
Common stock, $0.02 par value per share; authorized 28,000,000 shares; issued 13,471,377 and 13,287,688 shares at March 31, 2016 and December 31, 2015, respectively	269	266
Preferred stock, $0.02 par value per share; authorized 2,000,000 shares; none issued at either date	—	—
Additional paid-in capital	98,827	97,617
Accumulated other comprehensive loss	(225)	(211)
Treasury stock, at cost, 419 and 39,419 shares at March 31, 2016 and December 31, 2015, respectively	(4)	(418)
Retained earnings	18,943	20,702
Total shareholders’ equity	117,810	117,956
Total liabilities and shareholders’ equity	$414,511	$415,980

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc. Condensed Consolidated Statements of Comprehensive Income (Loss) (Amounts in thousands, except share and per share data) (Unaudited)

	Three Months Ended March 31,
	2016	2015
Sales and service revenue
Product sales	$75,862	$78,457
Service revenue	11,469	14,018
Net sales	87,331	92,475
Cost of sales and service revenue
Cost of product sales	60,336	62,551
Cost of service revenue	10,765	12,727
Cost of sales	71,101	75,278
Gross profit	16,230	17,197

Selling, general and administrative expenses	11,853	12,609
Restructuring expense	947	275
Income from operations	3,430	4,313

Other (expense) income:
Interest expense	(5,263)	(5,591)
Other, net	(90)	122
Total other expense	(5,353)	(5,469)

Loss before income taxes	(1,923)	(1,156)
(Benefit) provision for income taxes	(164)	309

Net loss	(1,759)	(1,465)
Other comprehensive income (expense):
Change in foreign currency translation adjustment	(13)	(79)
Total comprehensive loss	$(1,772)	$(1,544)

Amounts per common share:
Net loss per common share	$(0.14)	$(0.11)

Net loss per common share assuming dilution	$(0.14)	$(0.11)

Weighted average common shares outstanding	12,975,485	12,794,766

Weighted average dilutive common shares outstanding	12,975,485	12,794,766

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc. Condensed Consolidated Statements of Cash Flows (Amounts in thousands) (Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net loss	$(1,759)	$(1,465)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	4,900	4,913
Amortization of debt issuance cost	478	489
Stock based compensation	345	586
Deferred taxes	—	87
Other non-cash items	(65)	(42)
Changes in operating assets and liabilities:
Accounts receivable	(6,475)	(2,736)
Inventories	(4,740)	(7,576)
Prepaid expenses and other assets	(387)	(540)
Current income taxes	(38)	208
Accounts payable	7,388	1,786
Accrued expenses	(6,891)	(4,986)
Net cash used by operating activities	(7,244)	(9,276)
Investing activities:
Additions to property, plant and equipment	(2,418)	(6,879)
Proceeds from sale of property, plant and equipment	6	—
Net cash used by investing activities	(2,412)	(6,879)
Financing activities:
Proceeds from issuance of debt	1,465	—
Principal payments on long-term debt and notes payable	(874)	(614)
Advances on revolving line of credit	2,000	36,000
Payments on revolving line of credit	(2,000)	(24,500)
Payments for debt issuance cost	—	(94)
Net cash provided by financing activities	591	10,792
Net decrease in cash and cash equivalents	(9,065)	(5,363)
Cash and cash equivalents, beginning of period	10,504	7,927
Cash and cash equivalents, end of period	$1,439	$2,564
Supplemental disclosure of noncash transactions:
Defined contribution plan funding in Company stock	$1,472	$710

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2016

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, all recurring adjustments considered necessary for a fair statement have been included.  Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the  Annual Report on Form 10-K, as amended, of LMI Aerospace, Inc. (the "Company”) for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 17, 2016.

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

In February 2016, the FASB issued ASU 2016-02, "Leases." The standard requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. The provisions of this new guidance are effective as of the beginning of the Company’s first quarter of 2019. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the effect of this update on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation. The standard simplifies the accounting for stock-based compensation, including amendments on how both taxes related to stock-based compensation and cash payments made to taxing authorities are recorded. These amendments are expected to impact net income, earnings per share and the consolidated statement of cash flows. The new guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2016, and early application is permitted, during fiscal 2016, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2016

All other issued but not yet effective accounting pronouncements are not expected to have a material impact on our Condensed Consolidated Financial Statements.

2.	Accounts Receivable, Net

Accounts receivable, net consists of the following:

	March 31, 2016	December 31, 2015
Trade receivables	$48,675	$42,307
Unbilled revenue	4,879	4,869
Other receivables	1,640	1,561
	55,194	48,737
Less: Allowance for doubtful accounts	(241)	(246)
Accounts receivable, net	$54,953	$48,491

Under contract accounting, unbilled revenues arise when the sales or revenues based on performance attainment, though appropriately recognized, cannot be billed yet under terms of the contract as of the balance sheet date. Included in unbilled revenue at March 31, 2016 and December 31, 2015 are $859 and $858, respectively, related to unpriced change orders or claims that are subject to negotiation. The final resolution of these unpriced items could result in either a favorable or unfavorable change in the revenue recognized to date on the associated contracts.

Accounts receivable expected to be collected after one year is not material.

The Company records changes in contract estimates using the cumulative catch-up method in accordance with the Revenue Recognition topic of the FASB Accounting Standards Codification.  Cumulative catch-up adjustments had the following impacts to operating income for the periods presented:

	Three Months Ended March 31,
	2016	2015
Favorable adjustments	$83	$412
Unfavorable adjustments	(168)	(36)
Net (unfavorable) favorable operating income adjustments	$(85)	$376

At both March 31, 2016 and December 31, 2015, the Company had recognized a loss reserve of $1,992 on the Mitsubishi Regional Jet design build program. The adjustment in 2015 related to this program was recorded as a reduction to revenue in the Consolidated Statements of Comprehensive Income (Loss).

3.	Inventories

Inventories consist of the following:

	March 31, 2016	December 31, 2015
Raw materials	$14,044	$12,513
Work in progress	24,699	22,681
Manufactured and purchased components	19,615	19,224
Finished goods	28,359	28,169
Product inventory	86,717	82,587
Capitalized contract costs	32,642	32,188
Total inventories	$119,359	$114,775

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2016

Inventories include capitalized contract costs relating to programs and contracts with long-term production cycles.  The Company believes these amounts will be fully recovered over the life of the contracts. In accordance with ASC 605-35-45-1&2, the provisions for anticipated losses on contracts are accounted for as additional contract cost and recognized as part of cost of sales. Provisions for losses are recorded as a reduction of related contract costs recorded in inventory. At March 31, 2016 and December 31, 2015, the Company had no contracts with loss reserves accounted for as a reduction of inventory.

Capitalized contract costs at March 31, 2016 and December 31, 2015 include $5,821 and $5,970 respectively, related to an agreement the Company signed with Spirit Aerosystems ("Spirit") to form a strategically aligned partnership. This agreement extended the performance period of the statements of work for certain contracts with Spirit and gave the Company preferred supplier status on certain future contracts. This consideration is being amortized as a reduction to revenue over the life of the related contracts. The remaining capitalized contract costs relate primarily to four early-stage long-term contracts. The Company expects these costs will not be realized within one year but believes these amounts will be fully recovered over the life of the related contracts.

The following table illustrates the market to which capitalized contract cost at March 31, 2016 and December 31, 2015 related:

	March 31, 2016	December 31, 2015
Large commercial aircraft	$10,933	$11,528
Corporate and regional aircraft	17,786	16,721
Military	3,923	3,939
Total capitalized contract cost	$32,642	$32,188

4.	Goodwill and Intangible Assets

Goodwill

The following table summarizes the net carrying amount of goodwill by segment at March 31, 2016 and December 31, 2015, respectively:

			Engineering
	Aerostructures		Services		Total
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2016	2015	2016	2015	2016	2015
Balance at:
Gross Goodwill	$141,953	$141,953	$50,741	$50,741	$192,694	$192,694
Accumulated impairment loss	(79,471)	(79,471)	(26,439)	(26,439)	(105,910)	(105,910)
Net Goodwill	$62,482	$62,482	$24,302	$24,302	$86,784	$86,784

The carrying value of goodwill is assessed annually, during the fourth quarter, unless a triggering event occurs. Following an assessment an impairment charge is recorded if appropriate.  In the three months ended March 31, 2016, a triggering event did not occur that would cause the Company to assess the carrying value of goodwill.

Intangible Assets

Intangible assets primarily consist of trademarks and customer intangibles.  The carrying values were as follows:

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2016

	March 31, 2016	December 31, 2015
Trademarks	$778	$778
Customer intangible assets	68,991	68,991
Other	1,274	1,274
Accumulated amortization	(25,497)	(24,461)
Intangible assets, net	$45,546	$46,582

Intangibles amortization expense was $1,036 and $1,089 for the three months ended March 31, 2016 and 2015, respectively. The accumulated amortization balances at March 31, 2016 and December 31, 2015, respectively, were $778 and $778 for trademarks, $23,813 and $22,816 for customer intangible assets, and $906 and $867 for other intangible assets.

Intangible assets related to the acquisition of Valent are amortized on the straight-line method as this approximates the pattern of economic benefit of each intangible asset.  All other remaining intangible assets are not material.

5.	Long-term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following:

	March 31, 2016	December 31, 2015

Second priority senior secured notes at a fixed rate of 7.375% at March 31, 2016	$234,175	$234,175
Missouri IRBs at fixed rate of 2.80% at March 31, 2016 and December 31, 2015	6,791	6,901
Capital leases, at fixed rates ranging from 3.00% to 4.50% and 3.00% to 7.73% at March 31, 2016 and December 31, 2015	12,521	11,708
Notes payable, principal and interest payable monthly, at fixed rates up to 2.56% at March 31, 2016 and December 31, 2015	1,639	1,750
Debt issuance cost	(4,213)	(4,539)
Total debt	$250,913	$249,995
Less current installments	2,352	2,362
Total long-term debt and capital lease obligations	$248,561	$247,633

At March 31, 2016, the Company had $234,175 in outstanding second-priority senior secured notes maturing on July 15, 2019. Obligations under these notes are secured by substantially all of the Company’s assets and bear interest at 7.375%, paid semi-annually in January and July.

During the quarter ended March 31, 2016, the Company acquired equipment under capital lease of $1,465.

The Company's revolving credit agreement provides for a revolving credit facility of up to $90,000.  At both March 31, 2016 and December 31, 2015, the Company had no outstanding borrowings under the facility. Under the agreement, the co-collateral agents may establish a reserve against the facility. At March 31, 2016, the reserve established was $15,000, which reduced the maximum availability to $75,000. Based on the amount of eligible assets at March 31, 2016 and outstanding letters of credit of $1,388, available borrowings were further reduced to $51,863. The maximum amount, less reserves, available for borrowing at levels below $30,000 is based on a sum of 45% of eligible receivables, 30% of eligible inventories and an additional amount of eligible equipment up to 20% of total borrowings under the facility. The maximum amount, less reserves, available for borrowing at levels above $30,000 is based on a sum of 75% of eligible receivables, 45% of eligible inventories and an additional amount of eligible equipment up to 20% of total borrowings under the facility. Borrowings under the facility are secured by a first lien on substantially all of the Company’s assets and bear interest at either the LIBOR rate plus a margin of 3.00% to 3.50% or the alternate base rate, which is the highest of the following plus a margin of 2.00% to 2.50%, respectively, with the applicable margins for the revolving credit facility subject to a grid based on the average availability ratio of the Company for the most recently completed quarter:

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2016

•Prime rate,
•Federal funds rate plus 0.5%, or,
•The adjusted Eurodollar rate for an interest period of one month plus 1.0%.

For the three months ended March 31, 2016, the actual interest rate incurred for the revolving credit facility was 6.0%.

The Company is required to pay a commitment fee of between 0.375% and 0.5% per annum on the unused portion of the revolving credit facility, depending on the average revolver usage during the period as compared to the total available borrowings under the facility. At March 31, 2016, the commitment fee required was 0.5%.

The revolving credit loan facility matures on the earlier of the fifth year anniversary date of July 15, 2019 or the date that is 91 days prior to the maturity date of the senior secured notes unless the notes are repaid, refinanced or otherwise satisfied in full. The maturity dates are subject to acceleration upon occurrence of an event of default. An event of default under the revolving credit agreement includes, among other things, failure to pay any material indebtedness, acceleration of payments by any lender prior to scheduled maturity, or judgments rendered against the Company requiring payments at or above certain levels.

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

At March 31, 2016, the Company was in compliance with all of its covenants and expects to be in compliance with its covenants in future periods.  If the Company fails to meet any covenants in the credit agreement, the Company would not be in compliance with its credit agreement and the lenders would be entitled to exercise various rights, including causing the amounts outstanding under the revolving credit facility to become immediately due and payable.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2016

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

	Three months ended
	March 31,
	2016	2015
Numerators
Net loss	$(1,759)	$(1,465)
Denominators
Weighted average common shares - basic	12,975,485	12,794,766

Dilutive effect of restricted stock	—	—

Weighted average common shares - diluted	12,975,485	12,794,766

Basic loss per share	$(0.14)	$(0.11)

Diluted loss per share	$(0.14)	$(0.11)

For the three months ended March 31, 2016 and March 31, 2015, 83,603 and 146,934 restricted shares, respectively, are not included in the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive. These securities could be dilutive in future periods.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2016

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

All outstanding share-based grants under the 2005 Plan are in the form of restricted stock. A summary of the activity for non-vested restricted stock awards under the 2005 Plan is presented below:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	253,434	$14.54
Granted	—	—
Vested	(52,615)	18.03
Forfeited	(7,516)	14.16
Outstanding at March 31, 2016	193,303	$13.61

Common stock compensation expense related to restricted stock awards granted under the 2005 Plan was $161 and $492 for the three months ended March 31, 2016 and 2015, respectively.

Total unrecognized compensation costs related to non-vested, share-based awards granted or awarded under the 2005 Plan were $1,202 and $1,762 at March 31, 2016 and December 31, 2015, respectively.  These costs are expected to be recognized over a weighted average period of 1.6 years and 1.6 years, at March 31, 2016 and December 31, 2015, respectively.

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

All outstanding share-based grants under the 2015 Plan are in the form of restricted stock. A summary of the activity for non-vested restricted stock awards under the 2015 Plan is presented below:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	61,801	$9.79
Granted	85,648	9.40
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2016	147,449	$9.56

Common stock compensation expense related to restricted stock awards granted under the 2015 Plan was $174 and $0 for the three months ended March 31, 2016 and 2015, respectively.

Total unrecognized compensation costs related to non-vested, share-based awards granted or awarded under the 2015 Plan were $934 and $303 at March 31, 2016 and December 31, 2015, respectively.  These costs are expected to be recognized over a weighted average period of 1.8 years and 0.5 years at March 31, 2016 and December 31, 2015, respectively.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2016

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

Corporate assets, liabilities and expenses related to the Company's corporate offices, except for interest expense and income taxes, primarily support, and are recorded in, the Aerostructures segment. The table below presents information about reported segments on the same basis used internally to evaluate segment performance:

	Three months ended March 31,
	2016	2015
Net sales:
Aerostructures	$76,954	$79,245
Engineering Services	11,059	13,504
Eliminations	(682)	(274)
	$87,331	$92,475

Income from operations:
Aerostructures	$3,465	$5,055
Engineering Services	191	(764)
Eliminations	(226)	22
	$3,430	$4,313

9.	Customer Concentration

Direct sales, through both of the Company’s business segments, to our largest customer, Spirit Aerosystems (“Spirit”), accounted for 36.6% and 35.0% of the Company’s total revenues for the three months ended March 31, 2016 and 2015, respectively. Accounts receivable balances related to Spirit were 34.4% and 28.6% of the Company’s total accounts receivable balance at March 31, 2016 and December 31, 2015, respectively.

Direct sales, through both of the Company’s business segments, to our second largest customer, Gulfstream Aerospace Corporation, a General Dynamics company (“Gulfstream”), accounted for 11.5% and 14.0% of the Company’s total revenues for the three months ended March 31, 2016 and 2015, respectively.  Accounts receivable balances related to Gulfstream were 12.6% and 15.5% of the Company’s total accounts receivable balance at March 31, 2016 and December 31, 2015, respectively.

Direct sales, through both of the Company’s business segments, to our third largest customer, The Boeing Company, (“Boeing”), accounted for 10.9% and 9.5% of the Company’s total revenues for the three months ended March 31, 2016 and 2015, respectively. Accounts receivable balances resulting from direct sales to Boeing were 8.0% and 10.2% of the Company’s total accounts receivable balance at March 31, 2016 and December 31, 2015, respectively.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2016

10.	Income Taxes

The Company records income tax expense or benefit each quarter based on its estimated full-year effective tax rate. An income tax benefit of $164 and income tax expense of $309 were recognized in the three months ended March 31, 2016 and March 31, 2015, respectively. The Company continues to carry a full valuation allowance on its net deferred tax assets, which totaled $14,641 at both March 31, 2016 and December 31, 2015.

11.	Restructuring

The Company committed to and implemented various restructuring plans in 2015 and 2016. Included in those plans were the relocation of the machining operations in St. Charles, Missouri to other facilities within the Company and the implementation of other employment separation activities as part of the Company's overall reorganization and cost reduction initiatives. The expense associated with these plans was reflected in the selling, general, and administrative section on a separate line of the Condensed Consolidated Statements of Comprehensive Income (Loss). The following table summarizes the incurred charges associated with these restructuring activities:

	Three months ended
	March 31,
	2016	2015

St. Charles machine parts operations relocation	$—	$171
Other employment separation activities	947	104
Total	$947	$275

Expense incurred by segment:
Aerostructures	$947	$260
Engineering Services	—	15
Total	$947	$275

The restructuring activities with respect to the St. Charles plan were completed in the second quarter of 2015.

Cash payments were made associated with restructuring plans of $235 and $328 in the three months ended March 31, 2016 and March 31, 2015.

The following table summarizes the Company's restructuring activities during the three months ended March 31, 2016:

	Employee
	Severance	Other	Total

Accrued restructuring balance as of December 31, 2015	$162	$93	$255
Accrual additions	947	—	947
Cash payments	(204)	(31)	(235)
Accrued restructuring balance as of March 31, 2016	$905	$62	$967

Accrued restructuring of $967 at March 31, 2016 is expected to be paid over the next four quarters.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2016

12.	Legal Contingencies

The Company has not been named as a defendant in a lawsuit that is outside the normal course of business.  In accordance with generally accepted accounting principles, management discloses the amount or range of reasonably possible losses in a lawsuit in which the Company is a named defendant.  In the opinion of management, after consulting with legal counsel, any losses resulting from lawsuits in the normal course of business should not have a material effect on the Company’s financial position, cash flows or results of operations.

13.	Condensed Consolidating Financial Statements

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

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2016

CONDENSED CONSOLIDATING BALANCE SHEET
as of March 31, 2016

	LMIA(Guarantor Parent)	Guarantor Subsidiaries	Consolidating/Eliminating Entries	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,112	$327	$—	$1,439
Trade accounts receivable, net	1,314	53,639	—	54,953
Intercompany receivables	228,134	221,138	(449,272)	—
Inventories	—	119,359	—	119,359
Prepaid expenses and other current assets	2,598	2,067	—	4,665
Total current assets	233,158	396,530	(449,272)	180,416

Property, plant and equipment, net	5,646	92,635	—	98,281
Investments in subsidiaries	391,482	—	(391,482)	—
Goodwill	—	86,784	—	86,784
Intangible assets, net	—	45,546	—	45,546
Other assets	1,954	1,530	—	3,484
Total assets	$632,240	$623,025	$(840,754)	$414,511

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$226	$19,629	$—	$19,855
Accrued expenses	8,908	12,934	—	21,842
Intercompany Payables	273,962	175,310	(449,272)	—
Current installments of long-term debt and capital lease obligations	86	2,266	—	2,352
Total current liabilities	283,182	210,139	(449,272)	44,049

Long-term debt and capital lease obligations, less current installments	230,055	18,506	—	248,561
Other long-term liabilities	1,193	2,382	—	3,575
Deferred income taxes	—	516	—	516
Total long-term liabilities	231,248	21,404	—	252,652

Total shareholders’ equity	117,810	391,482	(391,482)	117,810
Total liabilities and shareholders’ equity	$632,240	$623,025	$(840,754)	$414,511

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2016

CONDENSED CONSOLIDATING BALANCE SHEET
as of December 31, 2015

	LMIA(Guarantor Parent)	Guarantor Subsidiaries	Consolidating/Eliminating Entries	Consolidated
Assets
Current assets:
Cash and cash equivalents	$10,251	$253	$—	$10,504
Trade accounts receivable, net	1,220	47,271	—	48,491
Intercompany receivables	196,496	203,128	(399,624)	$—
Inventories	—	114,775	—	114,775
Prepaid expenses and other current assets	2,224	1,923	—	4,147
Total current assets	210,191	367,350	(399,624)	177,917

Property, plant and equipment, net	5,430	95,539	—	100,969
Investments in subsidiaries	387,868	—	(387,868)	—
Goodwill	—	86,784	—	86,784
Intangible assets, net	—	46,582	—	46,582
Other assets	2,135	1,593	—	3,728
Total assets	$605,624	$597,848	$(787,492)	$415,980

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,393	$11,763	$—	$13,156
Accrued expenses	17,009	13,006	—	30,015
Intercompany Payables	237,548	162,076	(399,624)	—
Current installments of long-term debt and capital lease obligations	85	2,277	—	2,362
Total current liabilities	256,035	189,122	(399,624)	45,533

Long-term debt and capital lease obligations, less current installments	229,752	17,881	—	247,633
Other long-term liabilities	1,881	2,441	—	4,322
Deferred income taxes	—	536	—	536
Total long-term liabilities	231,633	20,858	—	252,491

Total shareholders’ equity	117,956	387,868	(387,868)	117,956
Total liabilities and shareholders’ equity	$605,624	$597,848	$(787,492)	$415,980

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2016

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended March 31, 2016

	LMIA(Guarantor Parent)	Guarantor Subsidiaries	Consolidating/Eliminating Entries	Consolidated
Sales and service revenue
Product sales	$58	$75,804	$—	$75,862
Service revenues	11,378	11,527	(11,436)	11,469
Net sales	11,436	87,331	(11,436)	87,331
Cost of sales and service revenue
Cost of product sales	59	60,277	—	60,336
Cost of service revenues	11,395	10,836	(11,466)	10,765
Cost of sales	11,454	71,113	(11,466)	71,101
Gross profit	(18)	16,218	30	16,230
Selling, general and administrative expenses		11,853		11,853
Restructuring expense	451	496	—	947
(Loss) income from operations	(469)	3,869	30	3,430
Other income (expense):
Interest expense	(5,030)	(233)	—	(5,263)
Other, net	2	(92)	—	(90)
Income (loss) from equity investments in subsidiaries	3,695	—	(3,695)	—
Total other expense	(1,333)	(325)	(3,695)	(5,353)
(Loss) income before income taxes	(1,802)	3,544	(3,665)	(1,923)
(Benefit) provision for income taxes	—	(164)	—	(164)
Net (loss) income	(1,802)	3,708	(3,665)	(1,759)
Other comprehensive income (Expense):
Change in foreign currency translation adjustment	—	(13)	—	(13)
Total comprehensive (loss) income	$(1,802)	$3,695	$(3,665)	$(1,772)

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2016

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended March 31, 2015

	LMIA(Guarantor Parent)	Guarantor Subsidiaries	Consolidating/Eliminating Entries	Consolidated
Sales and service revenue
Product sales	$18	$78,457	$(18)	$78,457
Service revenues	9,213	13,993	(9,188)	14,018
Net sales	9,231	92,450	(9,206)	92,475
Cost of sales and service revenue
Cost of product sales	16	62,553	(18)	62,551
Cost of service revenues	9,232	12,683	(9,188)	12,727
Cost of sales	9,248	75,236	(9,206)	75,278
Gross profit	(17)	17,214	—	17,197
Selling, general and administrative expenses	129	12,480	—	12,609
Restructuring expense	89	186	—	275
(Loss) income from operations	(235)	4,548	—	4,313
Other income (expense):
Interest expense	(5,319)	(272)	—	(5,591)
Other, net	2	120	—	122
Income (loss) from equity investments in subsidiaries	2,411	—	(2,411)	—
Total other expense	(2,906)	(152)	(2,411)	(5,469)
(Loss) income before income taxes	(3,141)	4,396	(2,411)	(1,156)
(Benefit) provision for income taxes	(1,676)	1,985	—	309
Net (loss) income	(1,465)	2,411	(2,411)	(1,465)
Other comprehensive income (Expense):
Change in foreign currency translation adjustment	—	(79)	—	(79)
Total comprehensive (loss) income	$(1,465)	$2,332	$(2,411)	$(1,544)

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2016

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2016

	LMIA(Guarantor Parent)	Guarantor Subsidiaries	Consolidating/Eliminating Entries	Consolidated
Operating activities:
Net (loss)/income	(1,802)	$3,708	$(3,665)	$(1,759)
Adjustments for non-cash items	(2,526)	4,519	3,665	5,658
Net changes in operating assets and liabilities, net of acquired businesses	(8,787)	(2,356)	—	(11,143)
Intercompany activity	4,776	(4,776)	—	—
Net cash (used)/provided by operating activities	(8,339)	1,095	—	(7,244)
Investing activities:
Additions to property, plant and equipment	(778)	(1,640)	—	(2,418)
Proceeds from sale of equipment	—	6	—	6
Net cash used by investing activities	(778)	(1,634)	—	(2,412)
Financing activities:
Proceeds from issuance of debt	—	1,465	—	1,465
Principal payments on long-term debt and notes payable	(22)	(852)	—	(874)
Advances on revolving line of credit	2,000	—	—	2,000
Payments on revolving line of credit	(2,000)	—	—	(2,000)
Net cash provided (used)/provided by financing activities	(22)	613	—	591
Net (decrease) increase in cash and cash equivalents	(9,139)	74	—	(9,065)
Cash and cash equivalents, beginning of period	10,251	253	—	10,504
Cash and cash equivalents, end of period	$1,112	$327	$—	$1,439

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2016

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2015

	LMIA(Guarantor Parent)	Guarantor Subsidiaries	Consolidating/Eliminating Entries	Consolidated
Operating activities:
Net (loss)/income	$(1,465)	$2,411	$(2,411)	$(1,465)
Adjustments for non-cash items	(3,175)	6,308	2,411	5,544
Net changes in operating assets and liabilities, net of acquired businesses	(3,583)	(9,772)	—	(13,355)
Intercompany activity	(8,147)	8,147	—	—
Net cash (used)/provided by operating activities	(16,370)	7,094	—	(9,276)
Investing activities:
Additions to property, plant and equipment	(25)	(6,854)	—	(6,879)
Net cash used by investing activities	(25)	(6,854)	—	(6,879)
Financing activities:
Principal payments on long-term debt and notes payable	(83)	(531)	—	(614)
Advances on revolving line of credit	36,000	—	—	36,000
Payments on revolving line of credit	(24,500)	—	—	(24,500)
Payments for debt issuance cost	(94)	—	—	(94)
Net cash provided (used) by financing activities	11,323	(531)	—	10,792
Net (decrease) increase in cash and cash equivalents	(5,072)	(291)	—	(5,363)
Cash and cash equivalents, beginning of period	7,058	869	—	7,927
Cash and cash equivalents, end of period	$1,986	$578	$—	$2,564

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. The Company makes forward-looking statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q, which represent the Company’s expectations or beliefs about future events and financial performance.  When used in this report, the words “expect,” “believe,” “anticipate,” “goal,” “plan,” “intend,” “estimate,” “may,” “will” or similar words are intended to identify forward-looking statements.  These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events or results.  Such statements are subject to known and unknown risks, uncertainties and assumptions, including those referred to under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2015 (the “2015 Form 10-K”) and otherwise described in the Company’s periodic filings and current reports filed with the Securities and Exchange Commission (the “SEC”).

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

This Quarterly Report on Form 10-Q should be read completely, in conjunction with our 2015 Form 10-K, as amended, and with the understanding that the Company’s actual future results may be materially different from what the Company expects.  All forward-looking statements made by the Company in this Quarterly Report on Form 10-Q and in the Company’s other filings with the SEC are qualified by these cautionary statements.

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the Company to make estimates and assumptions.  (See Note 1 of the Condensed Consolidated Financial Statements included as part of this Quarterly Report on Form 10-Q.)

The Company believes that certain significant accounting estimates have the potential to have a more significant impact on the financial statements either because of the significance of the financial statements to which they relate or because they involve a higher degree of judgment and complexity.  A summary of such critical accounting estimates can be found in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the 2015 Form 10-K.
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

Results of Operations

Three months ended March 31, 2016 compared to three months ended March 31, 2015

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

The following table is a summary of the Company's operating results for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended March 31, 2016
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$77.0	$11.1	$(0.8)	$87.3
Cost of sales	62.2	9.4	(0.5)	71.1
Gross profit	14.8	1.7	(0.3)	16.2
S, G, & A	11.3	1.5	—	12.8
Income from operations	$3.5	$0.2	$(0.3)	$3.4

	Three Months Ended March 31, 2015
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$79.3	$13.5	$(0.3)	$92.5
Cost of sales	63.4	12.2	(0.3)	75.3
Gross profit	15.9	1.3	—	17.2
S, G, & A	10.8	2.1	—	12.9
Income from operations	$5.1	$(0.8)	$—	$4.3

Aerostructures Segment

Net Sales.  Net sales were $77.0 million for the first quarter of 2016, a 3.0% decrease from $79.3 million in the first quarter of 2015.  The following table specifies the amount of the Aerostructures segment’s net sales by category for the first quarter of 2016 and 2015 and the percentage of the segment’s total net sales for each period represented by each category:

	Three Months Ended March 31,
Category	2016	% of Total	2015	% of Total
	($ in millions)
Large commercial aircraft	$44.8	58.2%	$42.2	53.2%
Corporate and regional aircraft	17.3	22.5%	20.5	25.9%
Military	8.9	11.6%	10.3	13.0%
Other	6.0	7.7%	6.3	7.9%
Total	$77.0	100.0%	$79.3	100.0%

Net sales of large commercial aircraft products increased 6.2% in the first quarter of 2016 when compared to the first quarter of 2015. The most significant increase in revenue in the category was attributable to increased content and higher production rates on the Boeing 787 platform, which generated $8.0 million in the first quarter of 2016 compared to $6.5 million in the first quarter of 2015. We expect the Boeing 787 platform to generate similar levels of revenue throughout 2016. In addition, sales on the Bombardier C-Series platform contributed $1.3 million in additional sales volume when compared to the prior-year period.

Net sales of components for corporate and regional aircraft decreased 15.6% during the first quarter of 2016. The decrease in revenue was attributable to the Gulfstream G450/G550 program, which generated sales of $6.8 million in the first quarter of 2015 compared to $3.6 million in the first quarter of 2016.

Net sales of military products decreased 13.6% during the first quarter of 2016.  The decrease is primarily due to reductions in revenues on the Boeing F-18 and Lockheed Martin F-35 programs of $0.9 million and $0.7 million, respectively, from $1.3 million and $0.9 million, respectively, in the first quarter of 2015 to $0.4 million and $0.2 million, respectively in the first quarter of 2016.

Cost of Goods Sold.  Cost of goods sold for the first quarter of 2016 was $62.2 million compared to $63.4 million for the first quarter of 2015. Cost of goods sold in the first quarter of 2016 was favorably impacted by restructuring and other cost savings activities completed in 2015 and was partially offset by unfavorable product mix.

Gross Profit.  Gross profit for the first quarter of 2016 was $14.8 million (19.2% of net sales) compared to $15.9 million (20.1% of net sales) in the first quarter of 2015. Unfavorable product mix and the impact of lower volume contributed to the reduction in gross profit margin in the first quarter of 2016. This decline in gross profit margin was partially offset by benefits realized from restructuring activities completed during 2015.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $11.3 million (14.7% of net sales) for the first quarter of 2016, compared to $10.8 million (13.6% of net sales) for the first quarter of 2015.  The increase was attributable to restructuring charges of $0.9 million recognized in the first quarter of 2016 compared to $0.3 million in the first quarter of 2015. Excluding the impact of these items, selling, general and administrative expenses were $10.4 million and $10.5 million in the first quarter of 2016 and 2015, respectively.

Engineering Services Segment

Net Sales.  The Engineering Services segment generates revenue primarily through the billing of employee time spent on customer projects.  Net sales for the Engineering Services segment were $11.1 million for the first quarter of 2016 as compared to $13.5 million for the first quarter of 2015, a decrease of 18.1%.  The following table specifies the amount of the Engineering Services segment’s net sales by category for the first quarter in each of 2016 and 2015 and the percentage of the segment’s total net sales represented by each category.

	Three Months Ended March 31,
Category	2016	% of Total	2015	% of Total
	($ in millions)
Large commercial aircraft	$5.9	53.2%	$7.5	55.6%
Corporate and regional aircraft	2.6	23.4%	2.9	21.5%
Military	2.2	19.8%	2.5	18.5%
Other	0.4	3.6%	0.6	4.4%
Total	$11.1	100.0%	$13.5	100.0%

Net sales of services for large commercial aircraft were $5.9 million in the first quarter of 2016, down 21.3% from $7.5 million in the first quarter of 2015. The decrease in this category was primarily attributable to a decline in sales on a Bombardier program, which contributed $2.0 million of revenue in the first quarter of 2015 compared to $1.3 million in revenue in the first quarter of 2016. In addition, sales related to maintenance and repair services declined to $3.3 million in the first quarter of 2016 compared to $3.8 million in the first quarter of 2015.

Net sales of services related to corporate and regional aircraft were $2.6 million in the first quarter of 2016 compared to $2.9 million for the first quarter of 2015, a decrease of 10.3%.  The decrease in revenue was primarily related to the Aerion AS2 program, which contributed $0.8 million of revenue in the first quarter of 2015 and $0.5 million in revenue in the first quarter of 2016.

Net sales of services for military programs were $2.2 million in the first quarter of 2016, down 12.0% from $2.5 million in the first quarter of 2015.  The decrease in this category was primarily attributable to a decline in sales on the Bell V-280 program, which contributed $0.5 million of revenue in the first quarter of 2015 and was completed in 2015.

Net sales related to design and delivery of tooling on various programs supporting commercial and military aircraft were $0.4 million for the first quarter of 2016 compared to $0.6 million in the first quarter of 2015. Tooling sales on various Boeing programs decreased $0.2 million in the first quarter of 2016 when compared to the first quarter of 2015.

Cost of Goods Sold. Cost of goods sold for the first quarter of 2016 was $9.4 million compared to $12.2 million for the first quarter of 2015.  The decrease in cost of goods sold was primarily due to reductions in direct labor, indirect labor and related fringe benefits resulting from lower demand for this segment and cost reduction activities completed in 2015.

Gross Profit.  Gross profit for the first quarter of 2016 was $1.7 million (15.1% of net sales) compared to $1.3 million (9.6% of net sales) in the first quarter of 2015.  The increase in gross profit was attributable to a decline in wages and related expenses resulting from cost reduction activities completed in 2015.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the first quarter of 2016 were $1.5 million, or 13.4% of net sales, compared to $2.1 million, or 15.6% of net sales, for the first quarter of 2015. The decrease in selling, general and administrative expenses was primarily attributable to a decline in salary and related expenses of $0.5 million resulting from cost reduction activities completed in 2015.

Non-segment Expenses

Interest Expense.  Interest expense was $5.3 million for the first quarter of 2016 and $5.6 million for the first quarter of 2015.

Income Tax Expense.  During the first quarter of 2016, the Company recorded an income tax benefit of $0.2 million compared to income expense of $0.3 million in the first quarter of 2015.

The Company's tax expense in the three months ended March 31, 2015 reflects the recognition of a $0.4 million adjustment resulting from an audit of the Company's 2013 tax return by the Internal Revenue Service. This adjustment, which related to timing differences for certain deductions, is recoverable in future periods. However, due to the fact that the Company is in a full valuation allowance, the adjustment was reflected as an unfavorable charge to net income, as a valuation reserve is offsetting the deferred tax item. The recognition of this adjustment was offset by a current tax benefit of $0.1 million.

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

The following financial items have been added back to net income when calculating EBITDA:

•	Interest expense;

•	Income tax expense;

•	Depreciation; and

•	Amortization.

The following additional financial items have been added back to net income when calculating Adjusted EBITDA:

•	Stock-based compensation;

•	Integration–related expenses;

•	Restructuring expenses;

•	Other (net).

Reconciliations of net income to EBITDA and Adjusted EBITDA were as follows:

(In Thousands)	Three Months Ended March 31,
	2016	2015
Net loss	$(1,759)	$(1,465)
Depreciation and amortization (1)	4,900	4,913
Interest expense	5,263	5,591
Income tax (benefit) expense	(164)	309
EBITDA	8,240	9,348
Stock-based compensation (2)	752	907
Integration expenses	31	107
Restructuring expenses (3)	947	275
Other, net	170	(99)
Adjusted EBITDA	$10,140	$10,538

(1)	Includes amortization of intangibles, amortization of long-term supply agreement consideration and depreciation expense.

(2)
Includes shared-based expense associated with the LMI Aerospace, Inc. 2005 Long-term Incentive Plan and the LMI Profit Sharing and Savings Plan. The quarter ended March 31, 2015 also includes share-based expense associated with the Valent Aerostructures, LLC 401(k) Plan and expenses associated with share-based payments to settle obligations under a consulting agreement.

(3)	Includes expenses related to general employment separation activities. The three months ended March 31, 2015 also include expenses related to the closure of the Company's St. Louis machining facility.
Liquidity and Capital Resources

At March 31, 2016, the Company's primary source of outstanding indebtedness was second priority senior secured notes that mature in July of 2019. These notes accrue interest at 7.375% and require semi-annual interest payments. The Company believes that cash generated from operations combined with the borrowings under these notes, in addition to available borrowings under its revolving credit facility, will provide the financial flexibility necessary to achieve its long-range strategic goals. For more information on the Company's debt structure, please see Note 5 - Long-term Debt and Capital Lease Obligations in the Notes to the Condensed Consolidated Financial Statements under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

During the first three months of 2016 and 2015, the Company's operating activities used cash of $7.2 million and $9.3 million, respectively. Net cash provided by operating activities for the first three months of 2016 was unfavorably impacted by a $8.6 million interest payment associated with the outstanding notes. In addition, an increase of $6.5 million in accounts receivable related to the timing of customer payments also unfavorably impacted operating cash flow in the quarter. Inventory also increased in the quarter by $4.7 million, as the Company prepares for higher demand in subsequent quarters. Operating cash flow in the first quarter of 2016 was favorably impacted by an increase in accounts payable of $7.4 million, primarily due to the growth in inventory.

Net cash provided by operating activities for the first three months of 2015 was unfavorably impacted by a $4.8 million payment of cash consideration to a key customer pursuant to a strategic partnership agreement. In addition, in the first three months of 2015, the Company funded an interest payment of $10.3 million associated with its outstanding notes.

Net cash used for investing activities was $2.4 million for the first three months of 2016, compared to $6.9 million for the first three months of 2015. Capital spending in the first three months of 2016 primarily related to purchases of machinery to support our higher content on the Boeing 737 MAX platform at our Washington, MO manufacturing facility. In 2016, the Company expects to spend approximately $3.0 million to expand this facility. Capital spending in the first three months of 2015 primarily related to the purchase of machinery and equipment to support production contracts in addition to the purchase of equipment for environmental compliance at our Cuba, Missouri plant.

In the three months ended March 31, 2016, the Company used cash of $9.1 million to fund operating and investing activities, primarily the semi-annual interest on outstanding senior notes, made principle payments on other long-term debt of $0.9 million and borrowed $1.5 million to finance capital purchases. In the three months ended March 31, 2015, the Company used cash of $5.4 million and borrowed $11.5 million on its revolving credit facility to fund operating and investing activities, primarily the semi-annual interest on outstanding senior notes and capital purchases, and made principle payments on other long-term debt of $0.6 million.

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

Contractual Obligations and Commitments

For information concerning contractual obligations, see the caption “Contractual Obligations and Commitments” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results” in the Company’s 2015 Form 10-K, as amended.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

No material changes have taken place in the quantitative and qualitative information about market risk since the end of the most recent fiscal year.  For further information, see Part II, Item 7A of the Company’s 2015 Form 10-K, as amended.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2016. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

We are involved in various legal proceedings that arise in the ordinary course of our business, as well as other matters that are or could become material under SEC regulations.  Information regarding these other matters are disclosed in Note 12 - Legal Contingencies - in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Risk Factors.

This Form 10-Q should be read together with Part I, Item 1A “RISK FACTORS” in our 2015 Form 10-K, which describes various risks and uncertainties to which we are or may become subject. There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission on March 17, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Charles and State of Missouri on the 9th day of May, 2016.

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

10.1
Amendment No. 2 to the Employment Agreement by and between Daniel G. Korte and Registrant, dated January 6, 2016 filed as Exhibit 10.56 to the Registrant’s Form 10-K for the fiscal year ended on December 31, 2015, and filed on March 11, 2016, as amended, and incorporated herein by reference.

10.2
Amendment No. 1 to the Employment Agreement by and between Clifford C. Stebe, Jr. and Registrant, dated January 6, 2016 filed as Exhibit 10.57 to the Registrant’s Form 10-K for the fiscal year ended on December 31, 2015, and filed on March 11, 2016, as amended, and incorporated herein by reference.

10.3
Amendment No. 1 to the Employment Agreement by and between Joseph DeMartino and Registrant, dated January 6, 2016 filed as Exhibit 10.58 to the Registrant’s Form 10-K for the fiscal year ended on December 31, 2015, and filed on March 11, 2016, as amended, and incorporated herein by reference.

10.4
Amendment No. 1 to the Employment Agreement by and between Jennifer Alfaro and Registrant, dated January 6, 2016 filed as Exhibit 10.59 to the Registrant’s Form 10-K for the fiscal year ended on December 31, 2015, and filed on March 11, 2016, as amended, and incorporated herein by reference.

10.5
Amendment No. 3 to the Employment Agreement by and between Brian P. Olsen and Registrant, dated January 6, 2016 filed as Exhibit 10.60 to the Registrant’s Form 10-K for the fiscal year ended on December 31, 2015, and filed on March 11, 2016, as amended, and incorporated herein by reference.

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