Form 10-Q
period 2016-06-30
LMI AEROSPACE INC
filed 2016-08-08
CIK 1059562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016.
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

On August 2, 2016, there were 13,546,794 shares of our common stock, par value $0.02 per share, outstanding.

LMI AEROSPACE, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDING JUNE 30, 2016

PART I.  FINANCIAL INFORMATION

 PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
LMI Aerospace, Inc. Condensed Consolidated Balance Sheets (Amounts in thousands, except share and per share data) (Unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$3,588	$10,504
Accounts receivable, net	53,798	48,491
Inventories	123,685	114,775
Prepaid expenses and other current assets	4,006	4,147
Total current assets	185,077	177,917

Property, plant and equipment, net	96,664	100,969
Goodwill	62,482	86,784
Intangible assets, net	40,444	46,582
Other assets	3,142	3,728
Total assets	$387,809	$415,980

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$19,972	$13,156
Accrued expenses	25,462	30,015
Current installments of long-term debt and capital lease obligations	2,567	2,362
Total current liabilities	48,001	45,533

Long-term liabilities:
Long-term debt and capital lease obligations, less current installments	248,093	247,633
Other long-term liabilities	3,434	4,322
Deferred income taxes	—	536
Total long-term liabilities	251,527	252,491

Shareholders’ equity:
Common stock, $0.02 par value per share; authorized 28,000,000 shares; issued 13,546,794 and 13,287,688 shares at June 30, 2016 and December 31, 2015, respectively	271	266
Preferred stock, $0.02 par value per share; authorized 2,000,000 shares; none issued at either date	—	—
Additional paid-in capital	99,266	97,617
Accumulated other comprehensive loss	(299)	(211)
Treasury stock, at cost, 39,419 shares at December 31, 2015	—	(418)
Retained (deficit) earnings	(10,957)	20,702
Total shareholders’ equity	88,281	117,956
Total liabilities and shareholders’ equity	$387,809	$415,980

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc. Condensed Consolidated Statements of Comprehensive Income (Loss) (Amounts in thousands, except share and per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Sales and service revenue
Product sales	$74,480	$84,158	$150,341	$162,616
Service revenue	9,513	13,392	20,983	27,409
Net sales	83,993	97,550	171,324	190,025
Cost of sales and service revenue
Cost of product sales	59,346	67,147	119,682	129,697
Cost of service revenue	9,112	11,633	19,877	24,360
Cost of sales	68,458	78,780	139,559	154,057
Gross profit	15,535	18,770	31,765	35,968

Selling, general and administrative expenses	11,767	12,392	23,621	25,002
Goodwill and intangible asset impairment	28,368	—	28,368	—
Restructuring expense	241	518	1,187	792
Income from operations	(24,841)	5,860	(21,411)	10,174

Other (expense) income:
Interest expense	(5,213)	(5,556)	(10,476)	(11,148)
Other, net	(256)	(75)	(347)	47
Total other expense	(5,469)	(5,631)	(10,823)	(11,101)

(Loss) income before income taxes	(30,310)	229	(32,234)	(927)
(Benefit) provision for income taxes	(410)	(149)	(575)	160

Net (loss) income	(29,900)	378	(31,659)	(1,087)
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(74)	80	(88)	1
Total comprehensive (loss) income	$(29,974)	$458	$(31,747)	$(1,086)

Amounts per common share:
Net (loss) income per common share	$(2.28)	$0.03	$(2.43)	$(0.08)

Net (loss) income per common share assuming dilution	$(2.28)	$0.03	$(2.43)	$(0.08)

Weighted average common shares outstanding	13,125,666	12,850,421	13,050,575	12,822,747

Weighted average dilutive common shares outstanding	13,125,666	13,088,390	13,050,575	12,822,747

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc. Condensed Consolidated Statements of Cash Flows (Amounts in thousands) (Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net loss	$(31,659)	$(1,087)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	9,830	9,920
Amortization of debt issuance cost	957	984
Goodwill and intangible asset impairment	28,368	—
Stock based compensation	791	1,036
Deferred taxes	(536)	87
Other non-cash items	(95)	(131)
Changes in operating assets and liabilities:
Accounts receivable	(5,433)	(2,860)
Inventories	(9,222)	(9,179)
Prepaid expenses and other assets	393	67
Current income taxes	175	126
Accounts payable	6,898	1,860
Accrued expenses	(3,413)	52
Net cash (used) provided by operating activities	(2,946)	875
Investing activities:
Additions to property, plant and equipment	(3,998)	(11,611)
Proceeds from sale of property, plant and equipment	18	159
Net cash used by investing activities	(3,980)	(11,452)
Financing activities:
Proceeds from issuance of debt	1,465	—
Principal payments on long-term debt and notes payable	(1,455)	(1,169)
Advances on revolving line of credit	2,000	60,000
Payments on revolving line of credit	(2,000)	(53,500)
Payments for debt issuance cost	—	(245)
Net cash provided by financing activities	10	5,086
Net decrease in cash and cash equivalents	(6,916)	(5,491)
Cash and cash equivalents, beginning of period	10,504	7,927
Cash and cash equivalents, end of period	$3,588	$2,436
Supplemental disclosure of non-cash transactions:
Defined contribution plan funding in Company stock	$1,472	$710

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2016

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, all recurring adjustments considered necessary for a fair statement have been included.  Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the  Annual Report on Form 10-K, as amended, of LMI Aerospace, Inc. (the "Company”, "us", "we", "our") for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 17, 2016.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts in the financial statements and accompanying notes.  Actual results could differ from these estimates.

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). On July 9, 2015 the FASB voted to approve a one year delay of the effective date and to permit companies to voluntarily adopt the new standard as of the original effective date. The new standard is effective for reporting periods beginning after December 15, 2017. The standard will supersede existing revenue recognition guidance, including industry-specific guidance, and will provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The standard requires revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The provisions of this new guidance are effective as of the beginning of the Company’s first quarter of 2018. The Company has engaged external subject-matter experts and continues to evaluate the transition method to be used and the impact of adoption of this standard on its consolidated financial statements.

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
June 30, 2016

All other issued but not yet effective accounting pronouncements are not expected to have a material impact on our Condensed Consolidated Financial Statements.

2.	Accounts Receivable, Net

Accounts receivable, net consists of the following:

	June 30, 2016	December 31, 2015
Trade receivables	$48,513	$42,307
Unbilled revenue	4,384	4,869
Other receivables	1,170	1,561
	54,067	48,737
Less: Allowance for doubtful accounts	(269)	(246)
Accounts receivable, net	$53,798	$48,491

Under contract accounting, unbilled revenues arise when the sales or revenues based on performance attainment, though appropriately recognized, cannot be billed yet under terms of the contract as of the balance sheet date. Included in unbilled revenue at June 30, 2016 and December 31, 2015 are $878 and $858, respectively, related to unpriced change orders or claims that are subject to negotiation. The final resolution of these unpriced items could result in either a favorable or unfavorable change in the revenue recognized to date on the associated contracts.

Accounts receivable expected to be collected after one year is not material.

The Company records changes in contract estimates using the cumulative catch-up method in accordance with the Revenue Recognition topic of the FASB Accounting Standards Codification.  Cumulative catch-up adjustments had the following impacts to operating income for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Favorable adjustments	$463	$349	$396	515
Unfavorable adjustments	(209)	(281)	(262)	(117)
Net favorable operating income adjustments	$254	$68	$134	398

At June 30, 2016 and December 31, 2015, the Company had recognized a loss reserve of $2,134 and $1,992, respectively, on the Mitsubishi Regional Jet design-build program. Adjustments related to this program were recorded as a reduction to revenue in the Consolidated Statements of Comprehensive Income (Loss).

3.	Inventories

Inventories consist of the following:

	June 30, 2016	December 31, 2015
Raw materials	$14,790	$12,513
Work in progress	25,588	22,681
Manufactured and purchased components	21,256	19,224
Finished goods	27,728	28,169
Product inventory	89,362	82,587
Capitalized contract costs	34,323	32,188
Total inventories	$123,685	$114,775

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2016

Inventories include capitalized contract costs relating to programs and contracts with long-term production cycles.  The Company believes these amounts will be fully recovered over the life of the contracts. In accordance with ASC 605-35-45-1&2, the provisions for anticipated losses on contracts are accounted for as additional contract cost and recognized as part of cost of sales. Provisions for losses are recorded as a reduction of related contract costs recorded in inventory. At June 30, 2016 and December 31, 2015, the Company had no contracts with loss reserves accounted for as a reduction of inventory.

Capitalized contract costs at June 30, 2016 and December 31, 2015 include $5,671 and $5,970 respectively, related to an agreement the Company signed with Spirit Aerosystems ("Spirit") to form a strategically aligned partnership. This agreement extended the performance period of the statements of work for certain contracts with Spirit and gave the Company preferred supplier status on certain future contracts. This consideration is being amortized as a reduction to revenue over the life of the related contracts. The remaining capitalized contract costs relate primarily to four early-stage long-term contracts. The Company expects these costs will not be realized within one year but believes these amounts will be fully recovered over the life of the related contracts.

The following table illustrates the market to which capitalized contract cost at June 30, 2016 and December 31, 2015 related:

	June 30, 2016	December 31, 2015
Large commercial aircraft	$10,715	$11,528
Corporate and regional aircraft	19,025	16,721
Military	4,583	3,939
Total capitalized contract cost	$34,323	$32,188

4.	Goodwill and Intangible Assets

Goodwill

The following table summarizes the net carrying amount of goodwill by segment at June 30, 2016 and December 31, 2015, respectively:

			Engineering
	Aerostructures		Services		Total
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2016	2015	2016	2015	2016	2015
Balance at:
Gross Goodwill	$141,953	$141,953	$50,741	$50,741	$192,694	$192,694
Accumulated impairment loss	(79,471)	(79,471)	(50,741)	(26,439)	(130,212)	(105,910)
Net Goodwill	$62,482	$62,482	$—	$24,302	$62,482	$86,784

The carrying value of goodwill is assessed annually, during the fourth quarter, unless a triggering event occurs. Following an assessment, an impairment charge is recorded if appropriate.
In the second quarter of 2016, the Company significantly downgraded the full-year 2016 sales and operating income forecast for its Engineering Services business due to continued decline in demand. This downward adjustment to the forecast, combined with lower than expected operating results for the second quarter of 2016, was deemed to be a triggering event requiring an interim impairment evaluation for the Engineering Services reporting unit in accordance with ASC 350. The interim step one analysis performed, which used a combination of discounted cash flows and market value approaches to determine the fair value of the Engineering Services reporting unit, indicated the fair value was less than the carrying value of its net assets. The required step two valuation analysis, prepared as of June 30, 2016, was completed in August 2016 and indicated that the $24,302 of goodwill

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2016

related to Engineering Services was fully impaired. The resulting impairment charge was recognized in the Engineering Services segment within the Goodwill and Intangible Asset Impairment line of the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2016.
Intangible Assets

Intangible assets primarily consist of trademarks and customer intangibles.  The carrying values were as follows:

	June 30, 2016	December 31, 2015
Trademarks	$778	$778
Customer intangible assets	68,991	68,991
Other	1,274	1,274
Accumulated amortization and impairment	(30,599)	(24,461)
Intangible assets, net	$40,444	$46,582

Intangibles amortization expense was $1,036 and $1,089 for the three months ended June 30, 2016 and 2015, respectively, and $2,073 and $2,180 for the six months ended June 30, 2016 and 2015, respectively. The accumulated amortization balances at June 30, 2016 and December 31, 2015, respectively, were $778 and $778 for trademarks, $28,873 and $22,816 for customer intangible assets, and $948 and $867 for other intangible assets.

In conjunction with the impairment analysis conducted for the current-year quarter as discussed above, the Company also evaluated the recoverability of the customer intangible assets related to the Engineering Services reporting unit under ASC 360. As a result of this analysis, an impairment charge of $4,066 was recognized in the Engineering Services segment within the Goodwill and Intangible Asset Impairment line of the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2016.

Intangible assets related to the acquisition of Valent Aerostructures, LLC are amortized on the straight-line method as this approximates the pattern of economic benefit of each intangible asset.  All other remaining intangible assets are not material.

5.	Long-term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following:

	June 30, 2016	December 31, 2015

Second priority senior secured notes at a fixed rate of 7.375% at June 30, 2016	$234,175	$234,175
Industrial Revenue Bonds at fixed rates of 2.80% to 5.00% at June 30, 2016 and December 31, 2015	7,826	6,901
Capital leases, at fixed rates ranging from 3.00% to 4.50% and 3.00% to 7.73% at June 30, 2016 and December 31, 2015	11,018	11,708
Notes payable, principal and interest payable monthly, at fixed rates ranging from 2.45% to 2.56% at June 30, 2016 and December 31, 2015	1,526	1,750
Debt issuance cost	(3,885)	(4,539)
Total debt	$250,660	$249,995
Less current installments	2,567	2,362
Total long-term debt and capital lease obligations	$248,093	$247,633

At June 30, 2016, the Company had $234,175 in outstanding second-priority senior secured notes maturing on July 15, 2019. Obligations under these notes are secured by substantially all of the Company’s assets and bear interest at 7.375%, paid semi-annually in January and July.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2016

The Company's revolving credit agreement provides for a revolving credit facility of up to $90,000.  At both June 30, 2016 and December 31, 2015, the Company had no outstanding borrowings under the facility. Under the agreement, the co-collateral agents may establish a reserve against the facility. At June 30, 2016, the reserve established was $15,000, which reduced the maximum availability to $75,000. Based on the amount of eligible assets at June 30, 2016 and outstanding letters of credit of $1,388, available borrowings were further reduced to $52,642. The maximum amount, less reserves, available for borrowing at levels below $30,000 is based on a sum of 45% of eligible receivables, 30% of eligible inventories and an additional amount of eligible equipment up to 20% of total borrowings under the facility. The maximum amount, less reserves, available for borrowing at levels above $30,000 is based on a sum of 75% of eligible receivables, 45% of eligible inventories and an additional amount of eligible equipment up to 20% of total borrowings under the facility. Borrowings under the facility are secured by a first lien on substantially all of the Company’s assets and bear interest at either the LIBOR rate plus a margin of 3.00% to 3.50% or the alternate base rate, which is the highest of the following plus a margin of 2.00% to 2.50%, respectively, with the applicable margins for the revolving credit facility subject to a grid based on the average availability ratio of the Company for the most recently completed quarter:

•Prime rate,
•Federal funds rate plus 0.5%, or,
•The adjusted Eurodollar rate for an interest period of one month plus 1.0%.

For the six months ended June 30, 2016, the actual interest rate incurred for the revolving credit facility was 6.0% on average outstanding borrowings of $11.

The Company is required to pay a commitment fee of between 0.375% and 0.5% per annum on the unused portion of the revolving credit facility, depending on the average revolver usage during the period as compared to the total available borrowings under the facility. At June 30, 2016, the commitment fee required was 0.5%.

The revolving credit facility matures on the earlier of July 15, 2019 or the date that is 91 days prior to the maturity date of the senior secured notes unless the notes are repaid, refinanced or otherwise satisfied in full. The maturity dates are subject to acceleration upon occurrence of an event of default. An event of default under the revolving credit agreement includes, among other things, failure to pay any material indebtedness, acceleration of payments by any lender prior to scheduled maturity, or judgments rendered against the Company requiring payments at or above certain levels.

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

At June 30, 2016, the Company was in compliance with all of its covenants and expects to be in compliance with its covenants in future periods.  If the Company fails to meet any covenants in the credit agreement, the Company would not be in compliance with the credit agreement and the lenders would be entitled to exercise various rights, including causing the amounts outstanding under the revolving credit facility to become immediately due and payable.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2016

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerators
Net (loss) income	$(29,900)	$378	$(31,659)	$(1,087)
Denominators
Weighted average common shares - basic	13,125,666	12,850,421	13,050,575	12,822,747

Dilutive effect of restricted stock	—	237,969	—	—

Weighted average common shares - diluted	13,125,666	13,088,390	13,050,575	12,822,747

Basic (loss) earnings per share	$(2.28)	$0.03	$(2.43)	$(0.08)

Diluted (loss) earnings per share	$(2.28)	$0.03	$(2.43)	$(0.08)

For the three and six months ended June 30, 2016, 94,955 and 89,879 restricted shares, respectively, are not included in the calculation of diluted earnings per share, and in the six months ended June 30, 2015, 241,098 restricted shares are not included in the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive. These securities could be dilutive in future periods.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2016

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

All outstanding share-based grants under the 2005 Plan are in the form of restricted stock. A summary of the activity for non-vested restricted stock awards under the 2005 Plan is presented below:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	253,434	$14.54
Granted	—	—
Vested	(53,846)	17.89
Forfeited	(10,526)	14.17
Outstanding at June 30, 2016	189,062	$13.61

Common stock compensation expense related to restricted stock awards granted under the 2005 Plan was $182 and $438 for the three months ended June 30, 2016 and 2015, respectively, and $343 and $1,036 for the six months ended June 30, 2016 and 2015, respectively.

Total unrecognized compensation costs related to non-vested, share-based awards granted or awarded under the 2005 Plan were $978 and $1,762 at June 30, 2016 and December 31, 2015, respectively.  These costs are expected to be recognized over a weighted average period of 1.5 years and 1.6 years, at June 30, 2016 and December 31, 2015, respectively.

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

All outstanding share-based grants under the 2015 Plan are in the form of restricted stock. A summary of the activity for non-vested restricted stock awards under the 2015 Plan is presented below:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	61,801	$9.79
Granted	167,677	8.98
Vested	(61,801)	9.79
Forfeited	(3,184)	9.43
Outstanding at June 30, 2016	164,493	$8.97

Common stock compensation expense related to restricted stock awards granted under the 2015 Plan was $250 and $0 for the three months ended June 30, 2016 and 2015, respectively, and $424 and $0 for the six months ended June 30, 2016 and 2015, respectively.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2016

Total unrecognized compensation costs related to non-vested, share-based awards granted or awarded under the 2015 Plan were $1,371 and $303 at June 30, 2016 and December 31, 2015, respectively.  These costs are expected to be recognized over a weighted average period of 1.9 years and 0.5 years at June 30, 2016 and December 31, 2015, respectively.

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

Corporate assets, liabilities and expenses related to the Company's corporate offices, except for interest expense and income taxes, primarily support, and are recorded in, the Aerostructures segment. The table below presents information about reported segments on the same basis used internally to evaluate segment performance:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net sales:
Aerostructures	$75,458	$85,297	$152,413	$164,542
Engineering Services	8,706	12,488	19,765	25,992
Eliminations	(171)	(235)	(854)	(509)
	$83,993	$97,550	$171,324	$190,025

Income from operations:
Aerostructures	$4,061	$6,089	$7,526	$11,145
Engineering Services (1)	(28,850)	(233)	(28,659)	(997)
Eliminations	(52)	4	(278)	26
	$(24,841)	$5,860	$(21,411)	$10,174
(1) The three and six months ended June 30, 2016 include a charge of $23,402 related to goodwill impairment and a charge of $4,066 related to intangible asset impairment. (See Note 4, Goodwill and Intangible Assets, to the Consolidated Financial Statements)

9.	Customer Concentration

Direct sales, through both of the Company’s business segments, to our largest customer, Spirit Aerosystems (“Spirit”), accounted for 41.2% and 34.9% of the Company’s total revenues for the three months ended June 30, 2016 and 2015, respectively. Direct sales to Spirit accounted for 38.9% and 34.6% of the Company’s total revenues for the six months ended June 30, 2016 and 2015, respectively. Accounts receivable balances related to Spirit were 39.4% and 28.6% of the Company’s total accounts receivable balance at June 30, 2016 and December 31, 2015, respectively.

Direct sales, through both of the Company’s business segments, to our second largest customer, The Boeing Company, (“Boeing”), accounted for 11.9% and 11.8% of the Company’s total revenues for the three months ended June 30, 2016 and 2015, respectively.  Direct sales to Boeing accounted for 11.4% and 10.7% of the Company’s total revenues for the six months ended June 30, 2016 and 2015, respectively. Accounts receivable balances related to Boeing were 9.5% and 10.2% of the Company’s total accounts receivable balance at June 30, 2016 and December 31, 2015, respectively.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2016

Direct sales, through both of the Company’s business segments, to our third largest customer, Gulfstream Aerospace Corporation, a General Dynamics company (“Gulfstream”), accounted for 10.7% and 12.7% of the Company’s total revenues for the three months ended June 30, 2016 and 2015, respectively. Direct sales to Gulfstream accounted for 11.1% and 13.4% of the Company’s total revenues for the six months ended June 30, 2016 and 2015, respectively. Accounts receivable balances resulting from direct sales to Gulfstream were 10.2% and 15.5% of the Company’s total accounts receivable balance at June 30, 2016 and December 31, 2015, respectively.

10.	Income Taxes

The Company records income tax expense or benefit each quarter based on its estimated full-year effective tax rate. Income tax benefits of $410 and $575 were recognized in the three and six months ended June 30, 2016, respectively. An income tax benefit of $149 and income tax expense of $160 were recognized in the three and six months ended June 30, 2015, respectively. The Company continues to carry a full valuation allowance on its net deferred tax assets, which totaled $20,273 and $14,461 at June 30, 2016 and December 31, 2015, respectively.

11.	Restructuring

The Company committed to and implemented various restructuring plans in 2015 and 2016. Included in those plans were the 2016 relocation of its sheet-metal fabrication operation in Wichita, Kansas and the 2015 relocation of its machining operations in St. Charles, Missouri to other facilities within the Company. In addition, the Company implemented other employment separation activities as part of the Company's overall reorganization and cost reduction initiatives. The expense associated with these plans was reflected in the selling, general, and administrative section on a separate line of the Condensed Consolidated Statements of Comprehensive Income (Loss). The following table summarizes the incurred charges associated with these restructuring activities:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

St. Charles machine parts operations relocation	$—	$28	$—	$199
Wichita, Kansas sheet-metal operations relocation	247	—	247	—
Greenville office closure	(26)	—	(26)	—
Other employment separation activities	20	490	966	593
Total	$241	$518	$1,187	$792

Expense incurred by segment:
Aerostructures	$267	$518	$1,213	$778
Engineering Services	(26)	—	(26)	14
Total	$241	$518	$1,187	$792

The Company expects to recognize an additional $104 of restructuring expenses in the third quarter of 2016 related to the Wichita, Kansas sheet-metal operations relocation. The restructuring activities with respect to the St. Charles plan were completed in the second quarter of 2015.

Cash payments were made associated with restructuring plans of $447 and $677 in the three months ended June 30, 2016 and 2015, respectively, and $682 and $1,004 in the six months ended June 30, 2016 and 2015, respectively.

The following table summarizes the Company's restructuring activities during the six months ended June 30, 2016:

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2016

	Employee
	Severance	Other	Total

Accrued restructuring balance as of December 31, 2015	$162	$93	$255
Accrual additions	1,213	(26)	1,187
Cash payments	(615)	(67)	(682)
Accrued restructuring balance as of June 30, 2016	$760	$—	$760

Accrued restructuring of $760 at June 30, 2016 is expected to be paid over the next three quarters.

12.	Legal Contingencies

The Company is not named as a defendant in a lawsuit that is outside the normal course of business.  In accordance with generally accepted accounting principles, management discloses the amount or range of reasonably possible losses in a lawsuit in which the Company is a named defendant.  In the opinion of management, after consulting with legal counsel, any losses resulting from lawsuits in the normal course of business should not have a material effect on the Company’s financial position, cash flows or results of operations.

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

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2016

CONDENSED CONSOLIDATING BALANCE SHEET
as of June 30, 2016

	LMIA(Guarantor Parent)	Guarantor Subsidiaries	Consolidating/Eliminating Entries	Consolidated
Assets
Current assets:
Cash and cash equivalents	$3,203	$385	$—	$3,588
Trade accounts receivable, net	1,623	52,175	—	53,798
Intercompany receivables	257,955	251,494	(509,449)	—
Inventories	—	123,685	—	123,685
Prepaid expenses and other current assets	1,948	2,058	—	4,006
Total current assets	264,729	429,797	(509,449)	185,077

Property, plant and equipment, net	5,839	90,825	—	96,664
Investments in subsidiaries	365,954	—	(365,954)	—
Goodwill	—	62,482	—	62,482
Intangible assets, net	—	40,444	—	40,444
Other assets	1,802	1,340	—	3,142
Total assets	$638,324	$624,888	$(875,403)	$387,809

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$328	$19,644	$—	$19,972
Accrued expenses	13,951	11,511	—	25,462
Intercompany payables	304,209	205,240	(509,449)	—
Current installments of long-term debt and capital lease obligations	87	2,480	—	2,567
Total current liabilities	318,575	238,875	(509,449)	48,001

Long-term debt and capital lease obligations, less current installments	230,358	17,735	—	248,093
Other long-term liabilities	1,110	2,324	—	3,434
Deferred income taxes	—	—	—	—
Total long-term liabilities	231,468	20,059	—	251,527

Total shareholders’ equity	88,281	365,954	(365,954)	88,281
Total liabilities and shareholders’ equity	$638,324	$624,888	$(875,403)	$387,809

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2016

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

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2016

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended June 30, 2016

	LMIA(Guarantor Parent)	Guarantor Subsidiaries	Consolidating/Eliminating Entries	Consolidated
Sales and service revenue
Product sales	$4	$74,508	$(32)	$74,480
Service revenues	10,807	9,478	(10,772)	9,513
Net sales	10,811	83,986	(10,804)	83,993
Cost of sales and service revenue
Cost of product sales	—	59,314	32	59,346
Cost of service revenues	11,150	8,938	(10,976)	9,112
Cost of sales	11,150	68,252	(10,944)	68,458
Gross profit	(339)	15,734	140	15,535
Selling, general and administrative expenses	—	11,767	—	11,767
Goodwill and intangible	—	28,368	—	28,368
Restructuring expense	—	241	—	241
(Loss) income from operations	(339)	(24,642)	140	(24,841)
Other income (expense):
Interest expense	(5,016)	(197)	—	(5,213)
Other, net	2	(258)	—	(256)
Income (loss) from equity investments in subsidiaries	(24,761)	—	24,761	—
Total other expense	(29,775)	(455)	24,761	(5,469)
(Loss) income before income taxes	(30,114)	(25,097)	24,901	(30,310)
(Benefit) provision for income taxes	—	(410)	—	(410)
Net (loss) income	(30,114)	(24,687)	24,901	(29,900)
Other comprehensive income (expense):
Change in foreign currency translation adjustment	—	(74)	—	(74)
Total comprehensive (loss) income	$(30,114)	$(24,761)	$24,901	$(29,974)

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2016

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended June 30, 2015

	LMIA(Guarantor Parent)	Guarantor Subsidiaries	Consolidating/Eliminating Entries	Consolidated
Sales and service revenue
Product sales	$185	$84,142	$(169)	$84,158
Service revenues	9,747	13,405	(9,760)	13,392
Net sales	9,932	97,547	(9,929)	97,550
Cost of sales and service revenue
Cost of product sales	172	67,144	(169)	67,147
Cost of service revenues	10,072	11,306	(9,745)	11,633
Cost of sales	10,244	78,450	(9,914)	78,780
Gross profit	(312)	19,097	(15)	18,770
Selling, general and administrative expenses	—	12,392	—	12,392
Restructuring expense	230	288	—	518
(Loss) income from operations	(542)	6,417	(15)	5,860
Other income (expense):
Interest expense	(5,320)	(236)	—	(5,556)
Other, net	(2)	(73)	—	(75)
Income (loss) from equity investments in subsidiaries	4,170	—	(4,170)	—
Total other expense	(1,152)	(309)	(4,170)	(5,631)
(Loss) income before income taxes	(1,694)	6,108	(4,185)	229
(Benefit) provision for income taxes	(2,166)	2,017	—	(149)
Net (loss) income	472	4,091	(4,185)	378
Other comprehensive income (expense):
Change in foreign currency translation adjustment	—	80	—	80
Total comprehensive (loss) income	$472	$4,171	$(4,185)	$458

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2016

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Six Months Ended June 30, 2016

	LMIA(Guarantor Parent)	Guarantor Subsidiaries	Consolidating/Eliminating Entries	Consolidated
Sales and service revenue
Product sales	$62	$150,311	$(32)	$150,341
Service revenues	22,185	21,006	(22,208)	20,983
Net sales	22,247	171,317	(22,240)	171,324
Cost of sales and service revenue
Cost of product sales	80	119,570	32	119,682
Cost of service revenues	22,524	19,795	(22,442)	19,877
Cost of sales	22,604	139,365	(22,410)	139,559
Gross profit	(357)	31,952	170	31,765
Selling, general and administrative expenses	—	23,621	—	23,621
Goodwill and intangible asset impairment	—	28,368	—	28,368
Restructuring expense	451	736	—	1,187
(Loss) income from operations	(808)	(20,773)	170	(21,411)
Other income (expense):
Interest expense	(10,046)	(430)	—	(10,476)
Other, net	4	(351)	—	(347)
Income (loss) from equity investments in subsidiaries	(21,067)	—	21,067	—
Total other expense	(31,109)	(781)	21,067	(10,823)
(Loss) income before income taxes	(31,917)	(21,554)	21,237	(32,234)
(Benefit) provision for income taxes	—	(575)	—	(575)
Net (loss) income	(31,917)	(20,979)	21,237	(31,659)
Other comprehensive income (expense):
Change in foreign currency translation adjustment	—	(88)	—	(88)
Total comprehensive (loss) income	$(31,917)	$(21,067)	$21,237	$(31,747)

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2016

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
Other comprehensive income (expense):
Change in foreign currency translation adjustment	—	1	—	1
Total comprehensive (loss) income	$(1,087)	$6,373	$(6,372)	$(1,086)

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2016

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2016

	LMIA(Guarantor Parent)	Guarantor Subsidiaries	Consolidating/Eliminating Entries	Consolidated
Operating activities:
Net (loss)/income	$(31,917)	$(20,979)	$21,237	$(31,659)
Adjustments for non-cash items	24,404	36,149	(21,237)	39,316
Net changes in operating assets and liabilities, net of acquired businesses	(3,839)	(6,764)	—	(10,603)
Intercompany activity	5,202	(5,202)	—	—
Net cash (used)/provided by operating activities	(6,150)	3,204	—	(2,946)
Investing activities:
Additions to property, plant and equipment	(857)	(3,141)	—	(3,998)
Proceeds from sale of equipment	3	15	—	18
Net cash used by investing activities	(854)	(3,126)	—	(3,980)
Financing activities:
Proceeds from issuance of debt	—	1,465	—	1,465
Principal payments on long-term debt and notes payable	(44)	(1,411)	—	(1,455)
Advances on revolving line of credit	2,000	—	—	2,000
Payments on revolving line of credit	(2,000)	—	—	(2,000)
Net cash provided (used)/provided by financing activities	(44)	54	—	10
Net (decrease) increase in cash and cash equivalents	(7,048)	132	—	(6,916)
Cash and cash equivalents, beginning of period	10,251	253	—	10,504
Cash and cash equivalents, end of period	$3,203	$385	$—	$3,588

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
June 30, 2016

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

The Company believes that certain significant accounting estimates have the potential to have a more significant impact on the financial statements either because of the significance of the financial statements to which they relate or because they involve a higher degree of judgment and complexity.  A summary of such critical accounting estimates can be found in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the 2015 Form 10-K, as amended.
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

In the second quarter of 2016, the Company significantly downgraded the full-year 2016 sales and operating income forecast for its Engineering Services business due to continued decline in demand. This downward adjustment to the forecast, combined with lower than expected operating results for the second quarter of 2016, led the Company to conduct an interim impairment test. This analysis, performed in August of 2016, resulted in the Company recording a goodwill impairment charge of $24.3 million and an intangible asset impairment charge of $4.1 million for the three and six months ended June 30, 2016. This non-cash impairment charge is not expected to result in any impact to the Company's liquidity, future operations or ability to comply with its debt covenants.
Results of Operations

Three months ended June 30, 2016 compared to three months ended June 30, 2015

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

The following table is a summary of the Company's operating results for the three months ended June 30, 2016 and 2015, respectively:

	Three Months Ended June 30, 2016
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$75.5	$8.7	$(0.2)	$84.0
Cost of sales	60.8	7.8	(0.1)	68.5
Gross profit	14.7	0.9	(0.1)	15.5
S, G, & A	10.6	29.7	—	40.3
Income from operations	$4.1	$(28.8)	$(0.1)	$(24.8)

	Three Months Ended June 30, 2015
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$85.3	$12.5	$(0.2)	$97.6
Cost of sales	68.2	10.8	(0.2)	78.8
Gross profit	17.1	1.7	—	18.8
S, G, & A	11.0	1.9	—	12.9
Income from operations	$6.1	$(0.2)	$—	$5.9

Aerostructures Segment

Net Sales.  Net sales were $75.5 million for the second quarter of 2016, a 11.5% decrease from $85.3 million in the second quarter of 2015.  The following table specifies the amount of the Aerostructures segment’s net sales by category for the second quarter of 2016 and 2015 and the percentage of the segment’s total net sales for each period represented by each category:

	Three Months Ended June 30,
Category	2016	% of Total	2015	% of Total
	($ in millions)
Large commercial aircraft	$46.0	60.9%	$45.4	53.2%
Corporate and regional aircraft	16.5	21.9%	21.3	25.0%
Military	9.0	11.9%	11.6	13.6%
Other	4.0	5.3%	7.0	8.2%
Total	$75.5	100.0%	$85.3	100.0%

Net sales of large commercial aircraft products increased 1.3% in the second quarter of 2016 when compared to the second quarter of 2015. The most significant increase in revenue in the category was attributable to sales on the Bombardier C-Series platform which contributed $2.1 million in additional sales volume when compared to the prior-year period. Increased content and higher production rates on the Boeing 787 platform, which generated $8.6 million in the second quarter of 2016 compared to $7.3 million in the second quarter of 2015, also contributed to the increase in sales. We expect the Boeing 787 platform to generate similar levels of revenue throughout 2016. In addition, sales declined on the Boeing 747 and 737 platforms to $1.1 million and $24.8 million, respectively from $3.2 million and $25.8 million, respectively in the second quarter of 2016 versus the second quarter of 2015.

Net sales of components for corporate and regional aircraft decreased 22.5% during the second quarter of 2016. The decline in sales in the corporate and regional jet market was primarily attributable to lower demand of $3.6 million and $0.7 million on the Gulfstream G450/550 and G150/280 programs, respectively, from $6.4 million and $1.9 million, respectively, to $2.8 million and $1.2 million, respectively in the second quarter of 2016 when compared to the prior-year period. In addition, an increase in parts sales of $0.6 million on the Gulfstream G500/600 program were offset by a decrease in tooling sales of $1.0 million on the same program in the second quarter of 2016 when compared to the second quarter of 2015.

Net sales of military products decreased 22.4% during the second quarter of 2016.  The decrease is primarily due to reductions in revenues on the Lockheed Martin F-35 and Boeing F-18 programs of $0.9 million and $0.7 million, respectively, from $1.2 million and $1.3 million, respectively, in the second quarter of 2015 to $0.3 million and $0.6 million, respectively in the second quarter of 2016.

Cost of Goods Sold.  Cost of goods sold for the second quarter of 2016 was $60.8 million compared to $68.2 million for the second quarter of 2015. The reduction in cost of goods sold in the second quarter of 2016 was primarily attributable to lower sales volumes and the benefits of lower manufacturing overhead expenses realized from cost savings initiatives implemented in prior periods.

Gross Profit.  Gross profit for the second quarter of 2016 was $14.7 million (19.5% of net sales) compared to $17.1 million (20.0% of net sales) in the second quarter of 2015. The reduction in gross profit margin in the second quarter of 2016 was primarily attributable to lower sales and unfavorable product mix, partially offset by benefits realized from restructuring and cost savings activities completed during 2015.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $10.6 million (14.0% of net sales) for the second quarter of 2016, compared to $11.0 million (12.9% of net sales) for the second quarter of 2015.  Cost reduction measures taken throughout 2015 and 2016 resulted in a decrease in salaries and related expenses of $0.6 million in the second quarter of 2016 when compared to the second quarter of 2015.

Engineering Services Segment

Net Sales.  The Engineering Services segment generates revenue primarily through the billing of employee time spent on customer projects.  Net sales for the Engineering Services segment were $8.7 million for the second quarter of 2016 as compared to $12.5 million for the second quarter of 2015, a decrease of 30.4%.  The following table specifies the amount of the Engineering Services segment’s net sales by category for the second quarter in each of 2016 and 2015 and the percentage of the segment’s total net sales represented by each category.

	Three Months Ended June 30,
Category	2016	% of Total	2015	% of Total
	($ in millions)
Large commercial aircraft	$2.9	33.3%	$5.1	40.8%
Corporate and regional aircraft	3.0	34.5%	4.6	36.8%
Military	2.4	27.6%	2.5	20.0%
Other	0.4	4.6%	0.3	2.4%
Total	$8.7	100.0%	$12.5	100.0%

Net sales of services for large commercial aircraft were $2.9 million in the second quarter of 2016, down 43.1% from $5.1 million in the second quarter of 2015. The decrease in this category was primarily attributable to the completion of the Bombardier C-series program in the first quarter of 2016, which contributed $1.3 million of revenue in the second quarter of 2015 compared to no revenue in the second quarter of 2016. In addition, sales related to maintenance and repair services declined to $2.7 million in the second quarter of 2016 compared to $3.6 million in the second quarter of 2015.

Net sales of services related to corporate and regional aircraft were $3.0 million in the second quarter of 2016 compared to $4.6 million for the second quarter of 2015, a decrease of 34.8%.  The decrease in revenue was primarily related to the Aerion AS2 program and the Global Wing program, which contributed $0.7 million and $0.5 million, respectively, in the second quarter of 2015 compared to $0.1 million and no revenue, respectively, in the second quarter of 2016.

Net sales of services for military programs were $2.4 million in the second quarter of 2016, down 4.0% from $2.5 million in the second quarter of 2015.

Net sales related to design and delivery of tooling on various programs supporting commercial and military aircraft were $0.4 million for the second quarter of 2016 compared to $0.3 million in the second quarter of 2015.

Cost of Goods Sold. Cost of goods sold for the second quarter of 2016 was $7.8 million compared to $10.8 million for the second quarter of 2015.  The decrease in cost of goods sold was primarily due to reductions in direct labor, indirect labor and related fringe benefits resulting from lower demand for this segment and cost reduction activities completed in 2015.

Gross Profit.  Gross profit for the second quarter of 2016 was $0.9 million (10.3% of net sales) compared to $1.7 million (13.6% of net sales) in the second quarter of 2015.  The decrease in gross profit was attributable to the reduction in revenue noted above partially offset by a decline in wages and related expenses resulting from cost reduction activities completed in 2015. The decline in gross margin in the second quarter of 2016 was impacted by delays in reducing direct labor in relation to sales volume.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the second quarter of 2016 were $29.7 million, or 341.4% of net sales, compared to $1.9 million, or 15.2% of net sales, for the second quarter of 2015. The increase in selling, general and administrative expenses was primarily attributable to a $24.3 million charge for goodwill impairment and a $4.1 million charge for intangible asset impairment, partially offset by a decline in salary and related expenses resulting from cost reduction activities completed in 2015. Excluding the impairment charge, selling, general, and administrative expenses were lower in the second quarter of 2016 by $0.5 million when compared to the second quarter of 2015.

Non-segment Expenses

Interest Expense.  Interest expense decreased to $5.2 million for the second quarter of 2016 from $5.6 million for the second quarter of 2015, the result of lower outstanding borrowings.

Income Tax Expense.  During the second quarter of 2016, the Company recorded an income tax benefit of $0.4 million compared to an income benefit of $0.1 million in the second quarter of 2015.
Results of Operations

Six months ended June 30, 2016 compared to six months ended June 30, 2015

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

The following table is a summary of the Company's operating results for the six months ended June 30, 2016 and 2015, respectively:

	Six Months Ended June 30, 2016
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$152.4	$19.8	$(0.9)	$171.3
Cost of sales	122.9	17.2	(0.6)	139.5
Gross profit	29.5	2.6	(0.3)	31.8
S, G, & A	21.9	31.3	—	53.2
Income from operations	$7.6	$(28.7)	$(0.3)	$(21.4)

	Six Months Ended June 30, 2015
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$164.5	$26.0	$(0.5)	$190.0
Cost of sales	131.7	22.9	(0.5)	154.1
Gross profit	32.8	3.1	—	35.9
S, G, & A	21.6	4.1	—	25.7
Income from operations	$11.2	$(1.0)	$—	$10.2

Aerostructures Segment

Net Sales.  Net sales were $152.4 million for the first six months of 2016, a 7.4% decrease from $164.5 million in the first six months of 2015.  The following table specifies the amount of the Aerostructures segment’s net sales by category for the first six months of 2016 and 2015 and the percentage of the segment’s total net sales for each period represented by each category:

	Six months ended June 30,
Category	2016	% of Total	2015	% of Total
	($ in millions)
Large commercial aircraft	$90.8	59.6%	$87.6	53.3%
Corporate and regional aircraft	33.8	22.2%	41.8	25.4%
Military	17.8	11.7%	21.9	13.3%
Other	10.0	6.5%	13.2	8.0%
Total	$152.4	100.0%	$164.5	100.0%

Net sales of large commercial aircraft products increased 3.7% in the first six months of 2016 when compared to the first six months of 2015. The most significant increase in revenue in the category was attributable to sales on the Bombardier C-Series platform which contributed $3.4 million in additional sales volume when compared to the prior-year period. Increased content and higher production rates on the Boeing 787 platform, which generated $16.7 million in the first six months of 2016 compared to $13.8 million in the first six months of 2015, also contributed to the increase in sales. In addition, sales declined on the Boeing 747 and 737 platforms to $2.7 million and $49.8 million, respectively, from $6.3 million and $50.4 million, respectively, in the first six months of 2016 versus the first six months of 2015.

Net sales of components for corporate and regional aircraft decreased 19.1% during the the first six months of 2016. The decrease in revenue was primarily attributable to the Gulfstream G450/G550 program, which generated sales of $13.2 million in the first six months of 2015 compared to $6.3 million in the first six months of 2016.

Net sales of military products decreased 18.7% during the first six months of 2016.  The decrease is primarily due to reductions in revenue on the Boeing F-18 and Lockheed Martin F-35 programs of $1.6 million and $1.6 million, respectively, from $2.6 million and $2.0 million, respectively, in the first six months of 2015 to $1.0 million and $0.4 million, respectively, in the first six months of 2016. Sales on the Sikorsky Blackhawk program also declined from $9.8 million in the first six months of 2015 to $9.2 million in the first six months of 2016.

Cost of Goods Sold.  Cost of goods sold for the first six months of 2016 was $122.9 million compared to $131.7 million for the first six months of 2015. The reduction in cost of goods sold in the first six months of 2016 was primarily attributable to lower sales volumes and the benefits of lower manufacturing overhead expenses realized from cost savings initiatives implemented in prior periods.

Gross Profit.  Gross profit for the first six months of 2016 was $29.5 million (19.4% of net sales) compared to $32.8 million (19.9% of net sales) in the first six months of 2015. Unfavorable product mix and the impact of lower volume contributed to the reduction in gross profit margin in the first six months of 2016. This decline in gross profit margin was partially offset by benefits realized from restructuring and cost savings activities completed during 2015 and 2016.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $21.9 million (14.4% of net sales) for the first six months of 2016, compared to $21.6 million (13.1% of net sales) for the first six months of 2015.  The increase was attributable to restructuring charges of $1.2 million recognized in the first six months of 2016 compared to $0.8 million in the first six months of 2015.

Engineering Services Segment

Net Sales.  The Engineering Services segment generates revenue primarily through the billing of employee time spent on customer projects.  Net sales for the Engineering Services segment were $19.8 million for the first six months of 2016 compared to 26.0 million for the first six months of 2015, a decrease of 23.8%.  The following table specifies the amount of the Engineering Services segment’s net sales by category for the first six months in each of 2016 and 2015 and the percentage of the segment’s total net sales represented by each category.

	Six Months Ended June 30,
Category	2016	% of Total	2015	% of Total
	($ in millions)
Large commercial aircraft	$7.5	37.9%	$10.3	39.6%
Corporate and regional aircraft	6.9	34.8%	9.8	37.7%
Military	4.7	23.7%	5.1	19.6%
Other	0.7	3.6%	0.8	3.1%
Total	$19.8	100.0%	$26.0	100.0%

Net sales of services for large commercial aircraft were $7.5 million in the first six months of 2016, down 27.2% from $10.3 million in the first six months of 2015. The decrease in this category was primarily attributable to a decline in sales related to maintenance and repair services, which contributed $7.5 million of revenue in the first six months of 2015 compared to $6.0 million in revenue in the first six months of 2016. In addition, sales on the Bombardier C-series program declined to $1.2 million in the first six months of 2016 compared to $2.1 million in the first six months of 2015.

Net sales of services related to corporate and regional aircraft were $6.9 million in the first six months of 2016 compared to $9.8 million for the first six months of 2015, a decrease of 29.6%.   The decrease in revenue was primarily related to the Bombardier Global 7000/8000 program, which contributed $4.1 million in the first six months of 2015 and $2.8 million in revenue in the first six months of 2016. In addition, reductions of revenue on both the Global Wing program and the Aerion AS2 program of $1.0 million each, contributed to the decline in sales in this market in the first six months of 2016 when compared to the first six months of 2015.

Net sales of services for military programs were $4.7 million in the first six months of 2016, down 7.8% from $5.1 million in the first six months of 2015.  The decrease in this category was primarily attributable to a decline in sales on the Bell V-280 program, which contributed $0.6 million of revenue in the first six months of 2015 and was completed in 2015.

Net sales related to design and delivery of tooling on various programs supporting commercial and military aircraft were $0.7 million for the first six months of 2016 compared to $0.8 million in the first six months of 2015.

Cost of Goods Sold. Cost of goods sold for the first six months of 2016 was $17.2 million compared to $22.9 million for the first six months of 2015.  The decrease in cost of goods sold was primarily due to reductions in direct labor, indirect labor and related fringe benefits resulting from lower demand for this segment and cost reduction activities completed in 2015.

Gross Profit.  Gross profit for the first six months of 2016 was $2.6 million (13.1% of net sales) compared to $3.1 million (11.9% of net sales) in the first six months of 2015.  The decrease in gross profit was attributable to the decline in sales and was partially offset by a decline in wages and related expenses resulting from cost reduction activities completed in 2015.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the first six months of 2016 were $31.3 million, or 158.1% of net sales, compared to $4.1 million, or 15.8% of net sales, for the first six months of 2015. The increase in selling, general and administrative expenses was primarily attributable to a $24.3 million charge for goodwill impairment and a $4.1 million charge for intangible asset impairment, partially offset by a decline in salary and related expenses resulting from cost reduction activities completed in 2015. Excluding the impairment charge, selling, general, and administrative expenses were lower in the second quarter of 2016 by $1.2 million when compared to the first six months of 2015.

Non-segment Expenses

Interest Expense.  Interest expense decreased to $10.5 million for the first six months of 2016 from $11.1 million for the first six months of 2015, the result of lower outstanding borrowings.

Income Tax Expense.  During the first six months of 2016, the Company recorded an income tax benefit of $0.6 million compared to an expense of $0.2 million in the first six months of 2015.

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

The following financial items have been added back to net income when calculating EBITDA:

•	Interest expense;

•	Income tax expense;

•	Goodwill and intangible asset impairment;

•	Depreciation; and

•	Amortization.

The following additional financial items have been added back to net income when calculating Adjusted EBITDA:

•	Stock-based compensation;

•	Integration–related expenses;

•	Restructuring expenses;

•	Other (net).

Reconciliations of net (loss) income to EBITDA and Adjusted EBITDA were as follows:

(In Thousands)	Three Months Ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net (loss) income	$(29,900)	$378	$(31,659)	$(1,087)
Depreciation and amortization (1)	4,930	5,007	9,830	9,920
Goodwill and intangible asset impairment (2)	28,368	—	28,368	—
Interest expense	5,213	5,556	10,476	11,148
Income tax (benefit) expense	(410)	(149)	(575)	160
EBITDA	8,201	10,792	16,440	20,141
Stock-based compensation (3)	770	852	1,522	1,759
Integration expenses	17	66	48	173
Restructuring expenses (4)	241	518	1,187	792
Other, net	310	62	482	(37)
Adjusted EBITDA	$9,539	$12,290	$19,679	$22,828

(1)	Includes amortization of intangibles, amortization of long-term supply agreement consideration and depreciation expense.

(2)
An interim impairment evaluation for the Engineering Services reporting unit resulted in a goodwill impairment charge of $24.3 million and an intangible asset impairment charge of $4.1 million for the three and six months ended June 30, 2016.

(3)
Includes shared-based expense associated with the LMI Aerospace, Inc. 2005 Long-term Incentive Plan, the LMI Aerospace, Inc. 2015 Incentive Compensation Plan and the LMI Profit Sharing and Savings Plan. The three and six months ended June 30, 2015 also include share-based expense associated with the Valent Aerostructures, LLC 401(k) Plan. In addition, the six months ended June 30, 2015 include expenses associated with share-based payments to settle obligations under a consulting agreement.

(4)
Includes expenses related to general employment separation activities. The three and six months ended June 30, 2015 also include expenses related to the closure of the Company's St. Louis machining facility and the three and six months ended June 30, 2016 also include expenses related to the closure of the Company's Wichita sheet-metal operations.

Liquidity and Capital Resources

At June 30, 2016, the Company's primary source of outstanding indebtedness was second priority senior secured notes that mature in July of 2019. These notes accrue interest at 7.375% and require semi-annual interest payments. The Company believes that cash generated from operations combined with the borrowings under these notes, in addition to available borrowings under its revolving credit facility, will provide the financial flexibility necessary to achieve its long-range strategic goals. For more information on the Company's debt structure, please see Note 5 - Long-term Debt and Capital Lease Obligations in the Notes to the Condensed Consolidated Financial Statements under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

During the first six months of 2016 and 2015, the Company's operating activities used cash of $2.9 million and provided cash of $0.9 million, respectively. Net cash provided by operating activities for the first six months of 2016 was unfavorably impacted by an increase of $5.4 million in accounts receivable related to the timing of customer payments. Inventory also increased in the quarter by $9.2 million, as the Company prepares for higher demand in subsequent quarters. We expect inventory to decline through the remainder of 2016. Operating cash flow in the first quarter of 2016 was favorably impacted by an increase in accounts payable of $6.9 million, primarily due to the growth in inventory and the timing of vendor payments.

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

Net cash used for investing activities was $4.0 million for the first six months of 2016, compared to $11.5 million for the first six months of 2015. Capital spending in the first six months of 2016 included $1.7 million of purchases to support our increasing content on the Boeing 737 MAX platform at our Washington, Missouri manufacturing facility. In 2016, the Company expects to spend approximately $3.0 million to expand this facility. Capital spending in the first six months of 2015 primarily related to the purchase of machinery and equipment to support production contracts in addition to the purchase of equipment for environmental compliance at our Cuba, Missouri plant.

In the six months ended June 30, 2016, the Company borrowed $1.5 million to fund an equipment purchase at our Washington, Missouri facility in support of the Boeing 737 MAX program and made principal payments of $1.5 million on outstanding debt. In the six months ended June 30, 2015, the Company borrowed $6.5 million on its revolving credit facility to fund operating and investing activities, primarily the semi-annual interest on outstanding senior notes and capital purchases, and made principal payments on other long-term debt of $1.2 million.

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

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2016. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

We are involved in various legal proceedings that arise in the ordinary course of our business.

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

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Charles and State of Missouri on the 8th day of August, 2016.

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

10.1+
Form of Restricted Stock Award Agreement for employees of Registrant, pursuant to the LMI Aerospace, Inc. 2015 Incentive Compensation Plan previously filed as Exhibit 10.1 in the Registrant’s Form 8-K filed June 30, 2015, filed herewith.

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

+    Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.