Form 10-Q
period 2016-09-30
LMI AEROSPACE INC
filed 2016-11-07
CIK 1059562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016.
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

On November 3, 2016, there were 13,632,641 shares of our common stock, par value $0.02 per share, outstanding.

LMI AEROSPACE, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDING SEPTEMBER 30, 2016

PART I.  FINANCIAL INFORMATION

 PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
LMI Aerospace, Inc. Condensed Consolidated Balance Sheets (Amounts in thousands, except share and per share data) (Unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$1,803	$10,504
Accounts receivable, net	54,815	48,491
Inventories	123,779	114,775
Prepaid expenses and other current assets	3,733	4,147
Total current assets	184,130	177,917

Property, plant and equipment, net	96,354	100,969
Goodwill	62,482	86,784
Intangible assets, net	39,648	46,582
Other assets	2,824	3,728
Total assets	$385,438	$415,980

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$21,892	$13,156
Accrued expenses	21,122	30,015
Current installments of long-term debt and capital lease obligations	2,587	2,362
Total current liabilities	45,601	45,533

Long-term liabilities:
Long-term debt and capital lease obligations, less current installments	247,801	247,633
Other long-term liabilities	3,179	4,322
Deferred income taxes	—	536
Total long-term liabilities	250,980	252,491

Shareholders’ equity:
Common stock, $0.02 par value per share; authorized 28,000,000 shares; issued 13,632,641 and 13,287,688 shares at September 30, 2016 and December 31, 2015, respectively	273	266
Preferred stock, $0.02 par value per share; authorized 2,000,000 shares; none issued at either date	—	—
Additional paid-in capital	99,563	97,617
Accumulated other comprehensive loss	(332)	(211)
Treasury stock, at cost, 39,419 shares at December 31, 2015	—	(418)
Retained (deficit) earnings	(10,647)	20,702
Total shareholders’ equity	88,857	117,956
Total liabilities and shareholders’ equity	$385,438	$415,980

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc. Condensed Consolidated Statements of Comprehensive Income (Loss) (Amounts in thousands, except share and per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Sales and service revenue
Product sales	$79,840	$84,114	$230,182	$246,730
Service revenue	9,833	11,519	30,815	38,928
Net sales	89,673	95,633	260,997	285,658
Cost of sales and service revenue
Cost of product sales	64,839	67,514	184,520	197,211
Cost of service revenue	8,988	11,493	28,865	35,853
Cost of sales	73,827	79,007	213,385	233,064
Gross profit	15,846	16,626	47,612	52,594

Selling, general and administrative expenses	10,143	8,979	33,764	33,980
Goodwill and intangible asset impairment	—	—	28,368	—
Restructuring expense	3	1,575	1,190	2,368
Income (loss) from operations	5,700	6,072	(15,710)	16,246

Other (expense) income:
Interest expense	(5,591)	(5,653)	(16,067)	(16,802)
Other, net	41	(136)	(306)	(89)
Total other expense	(5,550)	(5,789)	(16,373)	(16,891)

(Loss) income before income taxes	150	283	(32,083)	(645)
(Benefit) provision for income taxes	(159)	249	(734)	408

Net income (loss)	309	34	(31,349)	(1,053)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(33)	(32)	(121)	(31)
Total comprehensive income (loss)	$276	$2	$(31,470)	$(1,084)

Amounts per common share:
Net income (loss) per common share	$0.02	$—	$(2.39)	$(0.08)

Net income (loss) per common share assuming dilution	$0.02	$—	$(2.39)	$(0.08)

Weighted average common shares outstanding	13,176,538	12,907,938	13,092,869	12,851,456

Weighted average dilutive common shares outstanding	13,233,926	13,050,238	13,092,869	12,851,456

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc. Condensed Consolidated Statements of Cash Flows (Amounts in thousands) (Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net loss	$(31,349)	$(1,053)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	14,536	15,018
Amortization of debt issuance cost	1,432	1,479
Goodwill and intangible asset impairment	28,368	—
Stock based compensation	1,089	1,424
Deferred taxes	(723)	(78)
Other non-cash items	31	(94)
Changes in operating assets and liabilities:
Accounts receivable	(6,514)	(3,238)
Inventories	(9,472)	(4,993)
Prepaid expenses and other assets	831	435
Current income taxes	180	(75)
Accounts payable	9,032	(1,754)
Accrued expenses	(7,758)	(1,354)
Net cash (used) provided by operating activities	(317)	5,717
Investing activities:
Additions to property, plant and equipment	(7,671)	(15,305)
Proceeds from sale of property, plant and equipment	27	260
Net cash used by investing activities	(7,644)	(15,045)
Financing activities:
Proceeds from issuance of debt	1,465	—
Principal payments on long-term debt and notes payable	(12,108)	(1,814)
Advances on revolving line of credit	38,500	93,500
Payments on revolving line of credit	(28,500)	(89,500)
Payments for debt issuance cost	(97)	(309)
Net cash (used) provided by financing activities	(740)	1,877
Net decrease in cash and cash equivalents	(8,701)	(7,451)
Cash and cash equivalents, beginning of period	10,504	7,927
Cash and cash equivalents, end of period	$1,803	$476
Supplemental disclosure of non-cash transactions:
Defined contribution plan funding in Company stock	$1,472	$710

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2016

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, all recurring adjustments considered necessary for a fair statement have been included.  Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the  Annual Report on Form 10-K, as amended, of LMI Aerospace, Inc. (the "Company”, "us", "we", "our") for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 17, 2016.

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

In February 2016, the FASB issued ASU 2016-02, "Leases." The standard requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The new standard also expands the required quantitative and qualitative disclosures surrounding leases. The provisions of this new guidance are effective as of the beginning of the Company’s first quarter of 2019. This new standard will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the effect of this standard on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," which amends Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation. The standard requires excess tax benefits or deficiencies for share-based payments be recorded in the period shares vest as income tax expense or benefit, rather than within Additional Paid-in Capital. Cash flows related to excess tax benefits will be included in operating activities and will no longer be separately classified as a financing activity. As the Company carries a full valuation allowance against its net deferred tax assets, we do not expect that this standard will have a material impact on our financial statements. The new standard is effective for reporting periods beginning after December 15, 2016 and early adoption is permitted. The Company plans to adopt the new standard effective January 1, 2017.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2016

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments." The guidance addresses the classification of cash flow related to (1) debt prepayment or extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance, including bank-owned life insurance, (6) distributions received from equity method investees and (7) beneficial interests in securitization transactions. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance will generally be applied retrospectively and is effective for financial statements issued for annual reporting periods beginning after December 15, 2017. Early application is permitted. We are currently evaluating the impact of this standard on our consolidated statement of cash flows.
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

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  The valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  There have been no changes in the methodologies used at September 30, 2016.  There were no transfers between levels during 2016 and 2015.

					2016
	Assets and Liabilities at Fair Value				Total
	as of September 30, 2016				Gains
	Total	(Level 1)	(Level 2)	(Level 3)	(Losses)
Non-recurring Fair Value Measurements:
Asset:
Intangible assets, net (1)	$39,648	$—	$—	$39,648	$4,066
Goodwill (1)	$62,482	$—	$—	$62,482	$24,302
(1) The fair value of goodwill is tested at least annually for impairment. During the quarter ended June 30, 2016, a triggering event occurred that required the Company to perform an interim impairment analysis for the goodwill and intangible assets within the Engineering Services reporting unit. This analysis determined the related goodwill and intangible assets were impaired and a loss of $28,368 was recorded in the quarter.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2016

					2015
	Assets and Liabilities at Fair Value				Total
	as of December 31, 2015				Gains
	Total	(Level 1)	(Level 2)	(Level 3)	(Losses)
Non-recurring Fair Value Measurements:
Asset:
Intangible assets, net	$46,582	$—	$—	$46,582	$—
Goodwill (1)	$86,784	$—	$—	$86,784	$—
(1) The Company performed its annual impairment analysis of goodwill during the fourth quarter of 2015 and determined no adjustments to the carrying value were necessary.

3.	Accounts Receivable, Net

Accounts receivable, net consists of the following:

	September 30, 2016	December 31, 2015
Trade receivables	$48,905	$42,307
Unbilled revenue	4,435	4,869
Other receivables	1,776	1,561
	55,116	48,737
Less: Allowance for doubtful accounts	(301)	(246)
Accounts receivable, net	$54,815	$48,491

Under contract accounting, unbilled revenues arise when the sales or revenues based on performance attainment, though appropriately recognized, cannot be billed yet under terms of the contract as of the balance sheet date. Included in unbilled revenue at September 30, 2016 and December 31, 2015 are $872 and $858, respectively, related to unpriced change orders or claims that are subject to negotiation. The final resolution of these unpriced items could result in either a favorable or unfavorable change in the revenue recognized to date on the associated contracts.

Accounts receivable expected to be collected after one year is not material.

The Company records changes in contract estimates using the cumulative catch-up method in accordance with the Revenue Recognition topic of the FASB Accounting Standards Codification.  Cumulative catch-up adjustments had the following impacts to operating income for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Favorable adjustments	$436	$96	$726	$554
Unfavorable adjustments	(377)	(2,183)	(590)	(2,214)
Net favorable operating income adjustments	$59	$(2,087)	$136	$(1,660)

At September 30, 2016 and December 31, 2015, the Company had recognized a loss reserve of $2,154 and $1,992, respectively, on the Mitsubishi Regional Jet design-build program. Adjustments related to this program were recorded as a reduction to revenue in the Consolidated Statements of Comprehensive Income (Loss).

4.	Inventories

Inventories consist of the following:

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2016

	September 30, 2016	December 31, 2015
Raw materials	$13,579	$12,513
Work in progress	25,528	22,681
Manufactured and purchased components	22,584	19,224
Finished goods	27,355	28,169
Product inventory	89,046	82,587
Capitalized contract costs	34,733	32,188
Total inventories	$123,779	$114,775

Inventories include capitalized contract costs relating to programs and contracts with long-term production cycles.  The Company believes these amounts will be fully recovered over the life of the contracts. In accordance with ASC 605-35-45-1&2, the provisions for anticipated losses on contracts are accounted for as additional contract cost and recognized as part of cost of sales. Provisions for losses are recorded as a reduction of related contract costs recorded in inventory. At September 30, 2016 and December 31, 2015, the Company had no contracts with loss reserves accounted for as a reduction of inventory.

Capitalized contract costs at September 30, 2016 and December 31, 2015 include $5,522 and $5,970 respectively, related to an agreement the Company signed with Spirit Aerosystems ("Spirit".) This agreement extended the performance period of the statements of work for certain contracts with Spirit and gave the Company preferred supplier status on certain future contracts. This consideration is being amortized as a reduction to revenue over the life of the related contracts. The remaining capitalized contract costs relate primarily to four early-stage long-term contracts. The Company expects these costs will not be realized within one year but believes these amounts will be fully recovered over the life of the related contracts.

The following table illustrates the market to which capitalized contract cost at September 30, 2016 and December 31, 2015 related:

	September 30, 2016	December 31, 2015
Large commercial aircraft	$9,787	$11,528
Corporate and regional aircraft	20,368	16,721
Military	4,578	3,939
Total capitalized contract cost	$34,733	$32,188

5.	Goodwill and Intangible Assets

Goodwill

The following table summarizes the net carrying amount of goodwill by segment at September 30, 2016 and December 31, 2015, respectively:

			Engineering
	Aerostructures		Services		Total
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2016	2015	2016	2015	2016	2015
Balance at:
Gross Goodwill	$141,953	$141,953	$50,741	$50,741	$192,694	$192,694
Accumulated impairment loss	(79,471)	(79,471)	(50,741)	(26,439)	(130,212)	(105,910)
Net Goodwill	$62,482	$62,482	$—	$24,302	$62,482	$86,784

The carrying value of goodwill is assessed annually, during the fourth quarter, unless a triggering event occurs. Following an assessment, an impairment charge is recorded if appropriate. A triggering event did not occur in the third quarter of 2016 that would require the Company to perform an impairment evaluation.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2016

In the second quarter of 2016, the Company significantly downgraded the full-year 2016 sales and operating income forecast for its Engineering Services business due to continued decline in demand. This downward adjustment to the forecast, combined with lower than expected operating results for the second quarter of 2016, was deemed to be a triggering event requiring an interim impairment evaluation for the Engineering Services reporting unit in accordance with ASC 350. The interim step one analysis performed, which used a combination of discounted cash flows and market value approaches to determine the fair value of the Engineering Services reporting unit, indicated the fair value was less than the carrying value of its net assets. The required step two valuation analysis, prepared as of June 30, 2016, indicated that the $24,302 of goodwill related to Engineering Services was fully impaired. The resulting impairment charge was recorded in the quarter ended June 30, 2016 and is reflected in the Engineering Services segment within the Goodwill and Intangible Asset Impairment line of the Condensed Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2016.
Intangible Assets

Intangible assets primarily consist of trademarks and customer intangibles.  The carrying values were as follows:

	September 30, 2016	December 31, 2015
Trademarks	$778	$778
Customer intangible assets	68,991	68,991
Other	1,274	1,274
Accumulated amortization and impairment	(31,395)	(24,461)
Intangible assets, net	$39,648	$46,582

Intangibles amortization expense was $796 and $1,089 for the three months ended September 30, 2016 and 2015, respectively, and $2,868 and $3,269 for the nine months ended September 30, 2016 and 2015, respectively. The accumulated amortization balances at September 30, 2016 and December 31, 2015, respectively, were $778 and $778 for trademarks, $29,636 and $22,816 for customer intangible assets, and $981 and $867 for other intangible assets.

In conjunction with the interim impairment analysis conducted during the current-year as discussed above, the Company also evaluated the recoverability of the customer intangible assets related to the Engineering Services reporting unit under ASC 360. As a result of this analysis, an impairment charge of $4,066 was recognized in the Engineering Services segment within the Goodwill and Intangible Asset Impairment line of the Condensed Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2016.

Intangible assets related to the acquisition of Valent Aerostructures, LLC are amortized on the straight-line method as this approximates the pattern of economic benefit of each intangible asset.  All other remaining intangible assets are not material.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2016

6.	Long-term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following:

	September 30, 2016	December 31, 2015

Second priority senior secured notes at a fixed rate of 7.375% at September 30, 2016	$224,175	$234,175
Revolver under credit agreement, variable	10,000	—
Industrial Revenue Bonds at fixed rates of 2.80% to 5.00% at September 30, 2016 and December 31, 2015	6,569	6,901
Capital leases, at fixed rates ranging from 3.00% to 4.50% and 3.00% to 7.73% at September 30, 2016 and December 31, 2015	10,657	11,708
Notes payable, principal and interest payable monthly, at fixed rates ranging from 2.45% to 2.56% at September 30, 2016 and December 31, 2015	2,491	1,750
Debt issuance cost	(3,504)	(4,539)
Total debt	$250,388	$249,995
Less current installments	2,587	2,362
Total long-term debt and capital lease obligations	$247,801	$247,633

At September 30, 2016, the Company had $224,175 in outstanding second-priority senior secured notes maturing on July 15, 2019. The Company records these notes at cost. The fair value of these notes, based on the last market price transaction in the quarter ended September 30, 2016 of 1.0075, was $225,856. During the quarter ended September 30, 2016, the Company repurchased and retired $10,000 of the outstanding notes at a premium of 1.01875 plus accrued interest. Obligations under these notes are secured by substantially all of the Company’s assets and bear interest at 7.375%, paid semi-annually in January and July.

The Company's revolving credit agreement provides for a revolving credit facility of up to $90,000.  At September 30, 2016, the Company had $10,000 in outstanding borrowings under the facility. Under the agreement, the co-collateral agents may establish a reserve against the facility. At September 30, 2016, the reserve established was $15,000, which reduced the maximum availability to $75,000. Based on the amount of eligible assets at September 30, 2016 and outstanding letters of credit of $1,525, available borrowings were further reduced to $44,291. The maximum amount, less reserves, available for borrowing at levels below $30,000 is based on a sum of 45% of eligible receivables, 30% of eligible inventories and an additional amount of eligible equipment up to 20% of total borrowings under the facility. The maximum amount, less reserves, available for borrowing at levels above $30,000 is based on a sum of 75% of eligible receivables, 45% of eligible inventories and an additional amount of eligible equipment up to 20% of total borrowings under the facility. Borrowings under the facility are secured by a first lien on substantially all of the Company’s assets and bear interest at either the LIBOR rate plus a margin of 3.00% to 3.50% or the alternate base rate, which is the highest of the following plus a margin of 2.00% to 2.50%, respectively, with the applicable margins for the revolving credit facility subject to a grid based on the average availability ratio of the Company for the most recently completed quarter:

•Prime rate,
•Federal funds rate plus 0.5%, or,
•The adjusted Eurodollar rate for an interest period of one month plus 1.0%.

For the nine months ended September 30, 2016, the actual interest rate incurred for the revolving credit facility was 5.8% on average outstanding borrowings of $1,821.

The Company is required to pay a commitment fee of between 0.375% and 0.5% per annum on the unused portion of the revolving credit facility, depending on the average revolver usage during the period as compared to the total available borrowings under the facility. At September 30, 2016, the commitment fee was 0.5%.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2016

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

At September 30, 2016, the Company was in compliance with all of its covenants and expects to be in compliance with its covenants in future periods.  If the Company fails to meet any covenants in the credit agreement, the Company would not be in compliance with the credit agreement and the lenders would be entitled to exercise various rights, including causing the amounts outstanding under the revolving credit facility to become immediately due and payable.

7.	Earnings Per Common Share

Basic net income per common share is based upon the weighted average number of common shares outstanding.  Diluted net income per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect of restricted stock, using the treasury stock method.  The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerators
Net income (loss)	$309	$34	$(31,349)	$(1,053)
Denominators
Weighted average common shares - basic	13,176,538	12,907,938	13,092,869	12,851,456

Dilutive effect of restricted stock	57,388	142,300	—	—

Weighted average common shares - diluted	13,233,926	13,050,238	13,092,869	12,851,456

Basic earnings (loss) per share	$0.02	$—	$(2.39)	$(0.08)

Diluted earnings (loss) per share	$0.02	$—	$(2.39)	$(0.08)

For the nine months ended September 30, 2016, 81,734 restricted shares were not included in the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive. These securities could be dilutive in future periods.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2016

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

All outstanding share-based grants under the 2005 Plan are in the form of restricted stock. A summary of the activity for non-vested restricted stock awards under the 2005 Plan is presented below:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	253,434	$14.54
Granted	—	—
Vested	(53,846)	17.89
Forfeited	(18,580)	14.21
Outstanding at September 30, 2016	181,008	$13.58

Common stock compensation expense related to restricted stock awards granted under the 2005 Plan was $58 and $224 for the three months ended September 30, 2016 and 2015, respectively, and $401 and $1,154 for the nine months ended September 30, 2016 and 2015, respectively.

Total unrecognized compensation costs related to non-vested, share-based awards granted or awarded under the 2005 Plan were $1,254 and $1,762 at September 30, 2016 and December 31, 2015, respectively.  These costs are expected to be recognized over a weighted average period of 1.3 years and 1.6 years, at September 30, 2016 and December 31, 2015, respectively.

As of July 7, 2015 the Company was no longer able to grant new awards under the 2005 Plan.

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

All outstanding share-based grants under the 2015 Plan are in the form of restricted stock. A summary of the activity for non-vested restricted stock awards under the 2015 Plan is presented below:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	61,801	$9.79
Granted	269,875	8.51
Vested (1)	(55,672)	9.79
Forfeited	(6,899)	9.43
Outstanding at September 30, 2016	269,105	$8.52
(1) Excludes 6,129 shares for which service requirements are met that remain subject to deferral at September 30, 2016 pursuant to the LMI Aerospace, Inc. Non-Qualified Deferred Compensation Plan for Senior Executives and Outside Directors.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2016

Common stock compensation expense related to restricted stock awards granted under the 2015 Plan was $271 and $151 for the three months ended September 30, 2016 and 2015, respectively, and $695 and $151 for the nine months ended September 30, 2016 and 2015, respectively.

Total unrecognized compensation costs related to non-vested, share-based awards granted or awarded under the 2015 Plan were $1,223 and $303 at September 30, 2016 and December 31, 2015, respectively.  These costs are expected to be recognized over a weighted average period of 1.9 years and 0.5 years at September 30, 2016 and December 31, 2015, respectively.

9.	Business Segment Information
The Company is organized into two reportable segments: the Aerostructures segment and the Engineering Services segment.  Through its Aerostructures segment, the Company primarily fabricates, machines, finishes, integrates, assembles and kits formed close tolerance aluminum, specialty alloy and composite components and higher level assemblies for use by the aerospace and defense industries. This segment manufactures more than 40,000 products for integration into a variety of aircraft platforms manufactured by leading original equipment manufacturers and Tier 1 aerospace suppliers. Through its Engineering Services segment, the Company provides a complete range of design, engineering and program management services, supporting aircraft product lifecycles from conceptual design, analysis and certification through production support, fleet support and service life extensions via a complete turnkey engineering solution.

Corporate assets, liabilities and expenses related to the Company's corporate offices, except for interest expense and income taxes, primarily support, and are recorded in, the Aerostructures segment. The table below presents information about reported segments on the same basis used internally to evaluate segment performance:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net sales:
Aerostructures	$80,433	$85,119	$232,846	$249,661
Engineering Services	9,474	10,826	29,239	36,818
Eliminations	(234)	(312)	(1,088)	(821)
	$89,673	$95,633	$260,997	$285,658

Income from operations:
Aerostructures	$5,667	$8,918	$13,193	$20,063
Engineering Services (1)	89	(2,805)	(28,570)	(3,803)
Eliminations	(56)	(41)	(333)	(14)
	$5,700	$6,072	$(15,710)	$16,246
(1) The nine months ended September 30, 2016 include a charge of $23,402 related to goodwill impairment and a charge of $4,066 related to intangible asset impairment. (See Note 4, Goodwill and Intangible Assets, to the Condensed Consolidated Financial Statements)

10.	Customer Concentration

Direct sales, through both of the Company’s business segments, to our largest customer, Spirit Aerosystems (“Spirit”), accounted for 40.7% and 34.4% of the Company’s total revenues for the three months ended September 30, 2016 and 2015, respectively. Direct sales to Spirit accounted for 38.6% and 34.8% of the Company’s total revenues for the nine months ended September 30, 2016 and 2015, respectively. Accounts receivable balances related to Spirit were 33.9% and 28.6% of the Company’s total accounts receivable balance at September 30, 2016 and December 31, 2015, respectively.

Direct sales, through both of the Company’s business segments, to our second largest customer, Gulfstream Aerospace Corporation, a General Dynamics company (“Gulfstream”), accounted for 13.5% and 15.9% of the Company’s total revenues for the three months ended September 30, 2016 and 2015, respectively. Direct sales to Gulfstream accounted for 11.6% and 14.3% of the Company’s total revenues for the nine months ended September 30, 2016 and 2015, respectively. Accounts

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2016

receivable balances resulting from direct sales to Gulfstream were 13.3% and 15.5% of the Company’s total accounts receivable balance at September 30, 2016 and December 31, 2015, respectively.

Direct sales, through both of the Company’s business segments, to our third largest customer, The Boeing Company, (“Boeing”), accounted for 12.1% and 12.6% of the Company’s total revenues for the three months ended September 30, 2016 and 2015, respectively.  Direct sales to Boeing accounted for 11.4% and 11.4% of the Company’s total revenues for the nine months ended September 30, 2016 and 2015, respectively. Accounts receivable balances related to Boeing were 9.4% and 10.2% of the Company’s total accounts receivable balance at September 30, 2016 and December 31, 2015, respectively.

11.	Income Taxes

The Company records income tax expense or benefit each quarter based on its estimated full-year effective tax rate. Income tax benefits of $159 and $734 were recognized in the three and nine months ended September 30, 2016, respectively. Income tax expense of $249 and $408 were recognized in the three and nine months ended September 30, 2015, respectively. The Company continues to carry a full valuation allowance on its net deferred tax assets, which totaled $20,273 and $14,461 at September 30, 2016 and December 31, 2015, respectively.

12.	Restructuring

The Company committed to and implemented various restructuring plans in 2015 and 2016. Included in those plans were the 2016 relocation of its sheet-metal fabrication operation in Wichita, Kansas and the 2015 relocation of its machining operations in St. Charles, Missouri to other facilities within the Company. In 2015, the Company also closed its Coweta, Oklahoma manufacturing facility in addition to Engineering offices in Greenville, South Carolina and Melbourne, Australia. In addition, the Company implemented other employment separation activities as part of the Company's overall reorganization and cost reduction initiatives. The expense associated with these plans was reflected in the selling, general, and administrative section on a separate line of the Condensed Consolidated Statements of Comprehensive Income (Loss). The following table summarizes the incurred charges associated with these restructuring activities:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

St. Charles machine parts operations relocation	$—	$—	$—	$378
Wichita, Kansas sheet-metal operations relocation	49	—	296	—
Coweta machining facility closure	—	64	—	64
Greenville office closure	—	501	(26)	501
Australia office closure	—	34	—	34
Other employment separation activities	(46)	976	920	1,391
Total	$3	$1,575	$1,190	$2,368

Expense incurred by segment:
Aerostructures	$3	$336	$1,216	$1,114
Engineering Services	—	1,239	(26)	1,254
Total	$3	$1,575	$1,190	$2,368

The Company expects to recognize an additional $22 of restructuring expenses in the fourth quarter of 2016 related to the Wichita, Kansas sheet-metal operations relocation.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2016

Cash payments were made associated with restructuring plans of $188 and $1,165 in the three months ended September 30, 2016 and 2015, respectively, and $870 and $2,175 in the nine months ended September 30, 2016 and 2015, respectively.

The following table summarizes the Company's restructuring activities during the nine months ended September 30, 2016:

	Employee
	Severance	Other	Total

Accrued restructuring balance as of December 31, 2015	$162	$93	$255
Accrual additions	1,216	(26)	1,190
Cash payments	(803)	(67)	(870)
Accrued restructuring balance as of September 30, 2016	$575	$—	$575

Accrued restructuring of $575 at September 30, 2016 is expected to be paid over the next two quarters.

13.	Legal Contingencies

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
September 30, 2016

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

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2016

CONDENSED CONSOLIDATING BALANCE SHEET
as of September 30, 2016

	LMIA(Guarantor Parent)	Guarantor Subsidiaries	Consolidating/Eliminating Entries	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,590	$213	$—	$1,803
Trade accounts receivable, net	631	54,184	—	54,815
Intercompany receivables	284,892	277,828	(562,720)	—
Inventories	—	123,779	—	123,779
Prepaid expenses and other current assets	1,512	2,221	—	3,733
Total current assets	288,625	458,225	(562,720)	184,130

Property, plant and equipment, net	6,343	90,011	—	96,354
Investments in subsidiaries	370,244	—	(370,244)	—
Goodwill	—	62,482	—	62,482
Intangible assets, net	—	39,648	—	39,648
Other assets	1,651	1,173	—	2,824
Total assets	$666,863	$651,539	$(932,964)	$385,438

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$653	$21,239	$—	$21,892
Accrued expenses	8,572	12,550	—	21,122
Intercompany payables	336,966	225,754	(562,720)	—
Current installments of long-term debt and capital lease obligations	88	2,499	—	2,587
Total current liabilities	346,279	262,042	(562,720)	45,601

Long-term debt and capital lease obligations, less current installments	230,813	16,988	—	247,801
Other long-term liabilities	914	2,265	—	3,179
Deferred income taxes	—	—	—	—
Total long-term liabilities	231,727	19,253	—	250,980

Total shareholders’ equity	88,857	370,244	(370,244)	88,857
Total liabilities and shareholders’ equity	$666,863	$651,539	$(932,964)	$385,438

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2016

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

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2016

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended September 30, 2016

	LMIA(Guarantor Parent)	Guarantor Subsidiaries	Consolidating/Eliminating Entries	Consolidated
Sales and service revenue
Product sales	$(19)	$79,841	$18	$79,840
Service revenues	9,767	9,831	(9,765)	9,833
Net sales	9,748	89,672	(9,747)	89,673
Cost of sales and service revenue
Cost of product sales	—	64,857	(18)	64,839
Cost of service revenues	9,492	9,054	(9,558)	8,988
Cost of sales	9,492	73,911	(9,576)	73,827
Gross profit	256	15,761	(171)	15,846
Selling, general and administrative expenses	—	10,143	—	10,143
Goodwill and intangible	—	—	—	—
Restructuring expense	(47)	50	—	3
(Loss) income from operations	303	5,568	(171)	5,700
Other income (expense):
Interest expense	(5,369)	(222)	—	(5,591)
Other, net	—	41	—	41
Income (loss) from equity investments in subsidiaries	5,513	—	(5,513)	—
Total other expense	144	(181)	(5,513)	(5,550)
(Loss) income before income taxes	447	5,387	(5,684)	150
(Benefit) provision for income taxes	—	(159)	—	(159)
Net (loss) income	447	5,546	(5,684)	309
Other comprehensive income (expense):
Change in foreign currency translation adjustment	—	(33)	—	(33)
Total comprehensive (loss) income	$447	$5,513	$(5,684)	$276

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2016

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended September 30, 2015

	LMIA(Guarantor Parent)	Guarantor Subsidiaries	Consolidating/Eliminating Entries	Consolidated
Sales and service revenue
Product sales	$4	$84,099	$11	$84,114
Service revenues	7,640	11,545	(7,666)	11,519
Net sales	7,644	95,644	(7,655)	95,633
Cost of sales and service revenue
Cost of product sales	27	67,476	11	67,514
Cost of service revenues	7,991	11,166	(7,664)	11,493
Cost of sales	8,018	78,642	(7,653)	79,007
Gross profit	(374)	17,002	(2)	16,626
Selling, general and administrative expenses	—	8,979	—	8,979
Restructuring expense	—	1,575	—	1,575
(Loss) income from operations	(374)	6,448	(2)	6,072
Other income (expense):
Interest expense	(5,389)	(264)	—	(5,653)
Other, net	(1)	(135)	—	(136)
Income (loss) from equity investments in subsidiaries	3,541	—	(3,541)	—
Total other expense	(1,849)	(399)	(3,541)	(5,789)
(Loss) income before income taxes	(2,223)	6,049	(3,543)	283
(Benefit) provision for income taxes	(2,227)	2,476	—	249
Net (loss) income	4	3,573	(3,543)	34
Other comprehensive income (expense):
Change in foreign currency translation adjustment	—	(32)	—	(32)
Total comprehensive (loss) income	$4	$3,541	$(3,543)	$2

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2016

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Nine Months Ended September 30, 2016

	LMIA(Guarantor Parent)	Guarantor Subsidiaries	Consolidating/Eliminating Entries	Consolidated
Sales and service revenue
Product sales	$43	$230,153	$(14)	$230,182
Service revenues	31,952	30,836	(31,973)	30,815
Net sales	31,995	260,989	(31,987)	260,997
Cost of sales and service revenue
Cost of product sales	80	184,426	14	184,520
Cost of service revenues	32,017	28,849	(32,001)	28,865
Cost of sales	32,097	213,275	(31,987)	213,385
Gross profit	(102)	47,714	—	47,612
Selling, general and administrative expenses	—	33,764	—	33,764
Goodwill and intangible asset impairment	—	28,368	—	28,368
Restructuring expense	404	786	—	1,190
(Loss) income from operations	(506)	(15,204)	—	(15,710)
Other income (expense):
Interest expense	(15,415)	(652)	—	(16,067)
Other, net	4	(310)	—	(306)
Income (loss) from equity investments in subsidiaries	(15,553)	—	15,553	—
Total other expense	(30,964)	(962)	15,553	(16,373)
(Loss) income before income taxes	(31,470)	(16,166)	15,553	(32,083)
(Benefit) provision for income taxes	—	(734)	—	(734)
Net (loss) income	(31,470)	(15,432)	15,553	(31,349)
Other comprehensive income (expense):
Change in foreign currency translation adjustment	—	(121)	—	(121)
Total comprehensive (loss) income	$(31,470)	$(15,553)	$15,553	$(31,470)

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2016

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
Other comprehensive income (expense):
Change in foreign currency translation adjustment	—	(31)	—	(31)
Total comprehensive (loss) income	$(1,083)	$9,914	$(9,915)	$(1,084)

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2016

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2016

	LMIA(Guarantor Parent)	Guarantor Subsidiaries	Consolidating/Eliminating Entries	Consolidated
Operating activities:
Net (loss)/income	$(31,470)	$(15,432)	$15,553	$(31,349)
Adjustments for non-cash items	21,104	39,181	(15,553)	44,732
Net changes in operating assets and liabilities, net of acquired businesses	(7,466)	(6,234)	—	(13,700)
Intercompany activity	11,022	(11,022)	—	—
Net cash (used)/provided by operating activities	(6,810)	6,493	—	(317)
Investing activities:
Additions to property, plant and equipment	(1,790)	(5,881)	—	(7,671)
Proceeds from sale of equipment	3	24	—	27
Net cash used by investing activities	(1,787)	(5,857)	—	(7,644)
Financing activities:
Proceeds from issuance of debt	—	1,465	—	1,465
Principal payments on long-term debt and notes payable	(10,064)	(2,044)	—	(12,108)
Advances on revolving line of credit	38,500	—	—	38,500
Payments on revolving line of credit	(28,500)	—	—	(28,500)
Payments for debt issuance cost	—	(97)	—	(97)
Net cash provided (used)/provided by financing activities	(64)	(676)	—	(740)
Net (decrease) increase in cash and cash equivalents	(8,661)	(40)	—	(8,701)
Cash and cash equivalents, beginning of period	10,251	253	—	10,504
Cash and cash equivalents, end of period	$1,590	$213	$—	$1,803

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
September 30, 2016

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

The Company is organized into two reportable segments: the Aerostructures segment and the Engineering Services segment.  Through its Aerostructures segment, the Company primarily fabricates, machines, finishes, integrates, assembles and kits formed close tolerance aluminum, specialty alloy and composite components and higher level assemblies for use by the aerospace and defense industries. This segment manufactures more than 40,000 products for integration into a variety of aircraft platforms manufactured by leading original equipment manufacturers and Tier 1 aerospace suppliers. Through its Engineering Services segment, the Company provides a complete range of design, engineering and program management services, supporting aircraft product lifecycles from conceptual design, analysis and certification through production support, fleet support and service life extensions via a complete turnkey engineering solution.

In the second quarter of 2016, the Company significantly downgraded the full-year 2016 sales and operating income forecast for its Engineering Services business due to continued decline in demand. This downward adjustment to the forecast, combined with lower than expected operating results for the second quarter of 2016, led the Company to conduct an interim impairment test. This analysis resulted in the Company recording a goodwill impairment charge of $24.3 million and an intangible asset impairment charge of $4.1 million in the second quarter of 2016. This non-cash impairment charge is not expected to result in any impact to the Company's liquidity, future operations or ability to comply with its debt covenants.
Results of Operations

Three months ended September 30, 2016 compared to three months ended September 30, 2015

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

The following table is a summary of the Company's operating results for the three months ended September 30, 2016 and 2015, respectively:

	Three Months Ended September 30, 2016
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$80.4	$9.5	$(0.2)	$89.7
Cost of sales	65.7	8.3	(0.1)	73.9
Gross profit	14.7	1.2	(0.1)	15.8
S, G, & A	9.0	1.1	—	10.1
Income from operations	$5.7	$0.1	$(0.1)	$5.7

	Three Months Ended September 30, 2015
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$85.1	$10.8	$(0.3)	$95.6
Cost of sales	68.5	10.8	(0.3)	79.0
Gross profit	16.6	—	—	16.6
S, G, & A	7.7	2.8	—	10.5
Income from operations	$8.9	$(2.8)	$—	$6.1

Aerostructures Segment

Net Sales.  Net sales were $80.4 million for the third quarter of 2016, a 5.5% decrease from $85.1 million in the third quarter of 2015.  The following table specifies the amount of the Aerostructures segment’s net sales by category for the third quarter of 2016 and 2015 and the percentage of the segment’s total net sales for each period represented by each category:

	Three Months Ended September 30,
Category	2016	% of Total	2015	% of Total
	($ in millions)
Large commercial aircraft	$47.2	58.7%	$45.1	53.0%
Corporate and regional aircraft	18.9	23.5%	23.6	27.7%
Military	8.8	10.9%	8.9	10.5%
Other	5.5	6.9%	7.5	8.8%
Total	$80.4	100.0%	$85.1	100.0%

Net sales of large commercial aircraft products increased 4.7% in the third quarter of 2016 when compared to the third quarter of 2015. The most significant increase in revenue in the category was attributable to sales on the Bombardier C-Series platform which contributed $2.1 million in additional sales volume when compared to the prior-year period. Increased content and higher production rates on the Boeing 787 platform, which generated $8.1 million in the third quarter of 2016 compared to $7.0 million in the third quarter of 2015, also contributed to the increase in sales. We expect the Bombardier C-Series and Boeing 787 platforms to generate similar levels of revenue throughout 2016. These increases in revenue were partially offset by a decline in sales on the Boeing 747 platform to $1.5 million in the third quarter of 2016 from $2.7 million in the third quarter of 2015.

Net sales of components for corporate and regional aircraft decreased 19.9% during the third quarter of 2016. The decline in sales in the corporate and regional jet market was primarily attributable to lower tooling demand of $3.1 million on the Gulfstream G500/600 program and lower overall demand of $2.5 million on the Gulfstream G450/550 program, from $5.5 million and $6.1 million, respectively, in the third quarter of 2015 to $2.4 million and $3.6 million, respectively in the third quarter of 2016. Sales on a new Honda Jet program partially offset these decreases and contributed $1.5 million in the third quarter of 2016.

Net sales of military products decreased 1.1% during the third quarter of 2016.  The decrease is primarily due to a $0.7 million reduction in revenue on the Sikorsky Blackhawk program which was partially offset by a $0.5 million increase in sales on the Boeing Apache program in the third quarter of 2016 when compared to the third quarter of 2015.

Cost of Goods Sold.  Cost of goods sold for the third quarter of 2016 was $65.7 million compared to $68.5 million for the third quarter of 2015. The reduction in cost of goods sold in the third quarter of 2016 was primarily attributable to lower sales volume and a $0.6 million reduction in incentive compensation expense.

Gross Profit.  Gross profit for the third quarter of 2016 was $14.7 million (18.3% of net sales) compared to $16.6 million (19.5% of net sales) in the third quarter of 2015. The reduction in gross profit margin in the second quarter of 2016 was primarily attributable to lower sales and unfavorable product mix, partially offset by a reduction in incentive compensation expense of $0.6 million and benefits realized from restructuring and cost savings activities completed during 2015.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $9.0 million (11.2% of net sales) for the third quarter of 2016, compared to $7.7 million (9.0% of net sales) for the third quarter of 2015.  The change in selling, general and administrative expenses was primarily due to a net gain of $3.3 million recorded in the third quarter of 2015 related to the settlement of a lawsuit. In addition, incentive compensation costs and salaries and related fringes were lower in the third quarter of 2016 by $0.9 million and $0.4 million, respectively, when compared to the prior-year period.

Engineering Services Segment

Net Sales.  The Engineering Services segment generates revenue primarily through the billing of employee time spent on customer projects.  Net sales for the Engineering Services segment were $9.5 million for the third quarter of 2016 as compared to $10.8 million for the third quarter of 2015, a decrease of 12.0%.  The following table specifies the amount of the Engineering Services segment’s net sales by category for the third quarter in each of 2016 and 2015 and the percentage of the segment’s total net sales represented by each category.

	Three Months Ended September 30,
Category	2016	% of Total	2015	% of Total
	($ in millions)
Large commercial aircraft	$3.0	31.6%	$6.4	59.3%
Corporate and regional aircraft	2.8	29.5%	0.8	7.4%
Military	2.9	30.5%	2.9	26.9%
Other	0.8	8.4%	0.7	6.4%
Total	$9.5	100.0%	$10.8	100.0%

Net sales of services for large commercial aircraft were $3.0 million in the third quarter of 2016, down 53.1% from $6.4 million in the third quarter of 2015. The decrease in this category was primarily attributable to the completion of the Bombardier C-series program in the first quarter of 2016, which contributed $1.8 million of revenue in the third quarter of 2015 compared to no revenue in the third quarter of 2016. In addition, sales related to maintenance and repair services declined to $2.8 million in the third quarter of 2016 compared to $4.0 million in the third quarter of 2015.

Net sales of services related to corporate and regional aircraft were $2.8 million in the third quarter of 2016 compared to $0.8 million for the third quarter of 2015, up 250.0%.  The change in revenue was primarily related to an unfavorable cumulative catchup adjustment of $1.9 million on the Mitsubishi Regional Jet program in the third quarter of 2015. Revenue on the Bombardier Global 7000/8000 program increased $1.0 million to $1.5 million in the third quarter of 2016 compared to $0.5 million in the third quarter of 2015. The Aerion AS2 program contributed $0.6 million in the third quarter of 2015 compared to $0.1 million in the third quarter of 2016.

Net sales of services for military programs were $2.9 million in both the third quarter of 2016 and the third quarter of 2015.

Net sales of services related to the design and delivery of tooling on various programs supporting commercial and military aircraft were $0.8 million for the third quarter of 2016 compared to $0.7 million in the third quarter of 2015.

Cost of Goods Sold. Cost of goods sold for the third quarter of 2016 was $8.3 million compared to $10.8 million for the third quarter of 2015.  The decrease in cost of goods sold was primarily due to reductions in direct labor, indirect labor and related fringe benefits totaling $2.2 million resulting from lower demand for this segment and cost reduction activities completed in 2015.

Gross Profit.  Gross profit for the third quarter of 2016 was $1.2 million (12.6% of net sales) compared to $0.0 million (0.0% of net sales) in the third quarter of 2015.  The change in gross profit was attributable to the unfavorable cumulative catchup adjustment of $1.9 million recorded the third quarter of 2015.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the third quarter of 2016 were $1.1 million, or 11.6% of net sales, compared to $2.8 million, or 25.9% of net sales, for the third quarter of 2015. The decrease in selling, general and administrative expenses was primarily attributable to restructuring expenses of $1.2 million incurred in the third quarter of 2015 associated with the closure of the Company's Greenville, South Carolina and Melbourne, Australia offices and the elimination of other management positions within the segment. In addition, lower intangible asset amortization and salary and wage expenses of $0.3 million and $0.2 million, respectively, contributed to the reduction in selling, general and administrative expenses in the third quarter of 2016 when compared to the prior-year period.

Non-segment Expenses

Interest Expense.  Interest expense decreased to $5.6 million for the third quarter of 2016 from $5.7 million for the third quarter of 2015.  The reduction in interest expense was attributable to lower average borrowings and was partially offset by a $0.2 million write-off of debt issuance cost related to the retirement of certain of the outstanding senior secured notes during the third quarter of 2016.

Income Tax Expense.  During the third quarter of 2016, the Company recorded an income tax benefit of $0.2 million compared to income expense of $0.2 million in the third quarter of 2015.
Results of Operations

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

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

The following table is a summary of the Company's operating results for the nine months ended September 30, 2016 and 2015, respectively:

	Nine Months Ended September 30, 2016
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$232.9	$29.2	$(1.1)	$261.0
Cost of sales	188.7	25.5	(0.8)	213.4
Gross profit	44.2	3.7	(0.3)	47.6
S, G, & A	31.0	32.3	—	63.3
Income from operations	$13.2	$(28.6)	$(0.3)	$(15.7)

	Nine Months Ended September 30, 2015
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$249.7	$36.8	$(0.8)	$285.7
Cost of sales	200.2	33.7	(0.8)	233.1
Gross profit	49.5	3.1	—	52.6
S, G, & A	29.5	6.9	—	36.4
Income from operations	$20.0	$(3.8)	$—	$16.2

Aerostructures Segment

Net Sales.  Net sales were $232.9 million for the first nine months of 2016, a 6.7% decrease from $249.7 million in the first nine months of 2015.  The following table specifies the amount of the Aerostructures segment’s net sales by category for the first nine months of 2016 and 2015 and the percentage of the segment’s total net sales for each period represented by each category:

	Nine months ended September 30,
Category	2016	% of Total	2015	% of Total
	($ in millions)
Large commercial aircraft	$138.0	59.3%	$132.7	53.1%
Corporate and regional aircraft	52.8	22.7%	65.4	26.2%
Military	26.6	11.4%	30.8	12.3%
Other	15.5	6.6%	20.8	8.4%
Total	$232.9	100.0%	$249.7	100.0%

Net sales of large commercial aircraft products increased 4.0% in the first nine months of 2016 when compared to the first nine months of 2015. The most significant increase in revenue in the category was attributable to sales on the Bombardier C-Series platform which contributed $5.5 million in additional sales volume when compared to the prior-year period. Increased content and higher production rates on the Boeing 787 platform, which generated $24.8 million in the first nine months of 2016 compared to $20.9 million in the first nine months of 2015, also contributed to the increase in sales. These increases were partially offset by a decrease in sales on the Boeing 747 platform from $9.1 million in the first nine months of 2015 to $4.2 million in the first nine months of 2016.

Net sales of components for corporate and regional aircraft decreased 19.3% during the first nine months of 2016. The decrease in revenue was primarily attributable to overall sales on the Gulfstream G450/G550 and tooling on the G500/600 programs, which generated sales of $19.3 million and $9.5 million, respectively, in the first nine months of 2015 compared to $10.0 million and $5.5 million, respectively, in the first nine months of 2016.

Net sales of military products decreased 13.6% during the first nine months of 2016.  The decrease is primarily due to reductions in revenue on the Boeing F-18 and Lockheed Martin F-35 programs of $1.5 million and $1.3 million, respectively, from $3.3 million and $2.0 million, respectively, in the first nine months of 2015 to $1.8 million and $0.7 million, respectively, in the first nine months of 2016. Sales on the Sikorsky Blackhawk program also declined from $14.4 million in the first nine months of 2015 to $13.2 million in the first nine months of 2016.

Cost of Goods Sold.  Cost of goods sold for the first nine months of 2016 was $188.7 million compared to $200.2 million for the first nine months of 2015. The reduction in cost of goods sold in the first nine months of 2016 was primarily attributable to lower sales volumes, a reduction in incentive compensation expense of $1.4 million and the benefits of lower manufacturing overhead expenses realized from cost savings initiatives implemented in prior periods.

Gross Profit.  Gross profit for the first nine months of 2016 was $44.2 million (19.0% of net sales) compared to $49.5 million (19.8% of net sales) in the first nine months of 2015. Unfavorable product mix and the impact of lower sales contributed to the reduction in gross profit margin in the first nine months of 2016. This decline in gross profit margin was partially offset by benefits realized from restructuring and cost savings activities completed during 2015 and 2016 in addition to lower incentive compensation costs of $1.4 million.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $31.0 million (13.3% of net sales) for the first nine months of 2016, compared to $29.5 million (11.8% of net sales) for the first nine months of 2015.  The change in selling, general and administrative expenses was primarily due to a net gain of $3.3 million recorded in the first nine months of 2015 related to the settlement of a lawsuit. In addition, incentive compensation costs and salaries and related fringes were lower in the first nine months of 2016 by $1.3 million and $1.7 million, respectively, when compared to the prior-year period.

Engineering Services Segment

Net Sales.  The Engineering Services segment generates revenue primarily through the billing of employee time spent on customer projects.  Net sales for the Engineering Services segment were $29.2 million for the first nine months of 2016 compared to 36.8 million for the first nine months of 2015, a decrease of 20.7%.  The following table specifies the amount of the Engineering Services segment’s net sales by category for the first nine months in each of 2016 and 2015 and the percentage of the segment’s total net sales represented by each category.

	Nine Months Ended September 30,
Category	2016	% of Total	2015	% of Total
	($ in millions)
Large commercial aircraft	$10.5	36.0%	$16.7	45.4%
Corporate and regional aircraft	9.7	33.2%	10.6	28.8%
Military	7.6	26.0%	7.9	21.5%
Other	1.4	4.8%	1.6	4.3%
Total	$29.2	100.0%	$36.8	100.0%

Net sales of services for large commercial aircraft were $10.5 million in the first nine months of 2016, down 37.1% from $16.7 million in the first nine months of 2015. The decrease in this category is partially attributable to a decline in sales related to maintenance and repair services, which contributed $11.4 million in revenue for the first nine months of 2015 compared to $8.8 million in revenue for the first nine months of 2016. In addition, revenues on the Bombardier C-series and Boeing 747 programs decreased to $1.2 million and $0.0 million, respectively, in the first nine months of 2016 from $4.0 million and $0.5 million, respectively in the first nine months of 2015.

Net sales of services related to corporate and regional aircraft were $9.7 million in the first nine months of 2016, compared to $10.6 million for the first nine months of 2015, a decrease of 8.5%.  The decrease in this category was primarily attributable to the Aerion AS2 program, which contributed revenue of $0.6 million in the first nine months of 2016 compared to $2.1 million in the first nine months of 2015. Sales on the Arrowhead Global Wing program contributed $1.1 million in the first nine months of 2015 and was completed in that year. Revenues in the first nine months of 2015 were impacted by an unfavorable cumulative catch up adjustment of $1.9 million.

Net sales of services for military programs were $7.6 million in the third quarter of 2016, compared to $7.9 million in the third quarter of 2015. In the first nine months of 2015 the Lockheed Martin HAVOC and the Bell V280 programs contributed revenues of $0.9 million and $0.6 million, respectively. These programs were completed in 2015. These decreases in revenue were partially offset by an increase of $1.1 million on a new military trainer program.

Net sales of services related to design and delivery of tooling on various programs supporting commercial and military aircraft were $1.4 million for the first nine months of 2016 compared to $1.6 million in the first nine months of 2015. This decrease is primarily related to tooling sales on various Boeing programs which declined $0.2 million in the first nine months of 2016 when compared to the prior-year period.

Cost of Goods Sold. Cost of goods sold for the first nine months of 2016 was $25.5 million compared to $33.7 million for the first nine months of 2015.  The decrease in cost of goods sold was primarily due to reductions in direct labor, indirect labor and related fringe benefits of $7.6 million resulting from lower demand for this segment and cost reduction activities completed in 2015.

Gross Profit.  Gross profit for the first nine months of 2016 was $3.7 million (12.7% of net sales) compared to $3.1 million (8.4% of net sales) in the first nine months of 2015.  The change in gross profit was attributable to the unfavorable cumulative catchup adjustment of $1.9 million recorded the first nine months of 2015. The decline in sales the first nine months of 2016 contributed to the lower gross profit dollars but was partially offset by a decline in wages and related expenses resulting from cost reduction activities completed in 2015.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the first nine months of 2016 were $32.3 million, or 110.6% of net sales, compared to $6.9 million, or 18.8% of net sales, for the first nine months of 2015. The increase in selling, general and administrative expenses was primarily attributable to a $24.3 million charge for goodwill impairment and a $4.1 million charge for intangible asset impairment. These charges were partially offset by a decline in restructuring expenses of $1.3 million and salary and related expenses of $1.1 million in the first nine months of 2016 when compared to the prior-year period. These decreases in expense relate to cost reduction activities completed in 2015. Excluding the impairment and restructuring charges, selling, general, and administrative expenses were lower in the first nine month of 2016 by $1.6 million when compared to the first nine months of 2015.

Non-segment Expenses

Interest Expense.  Interest expense decreased to $16.1 million for the first nine months of 2016 from $16.8 million for the first nine months of 2015, the result of lower outstanding borrowings.

Income Tax Expense.  During the first nine months of 2016, the Company recorded an income tax benefit of $0.7 million compared to an expense of $0.4 million in the first nine months of 2015.  Income taxes in the first nine months of 2016 were favorably impacted by $0.5 million related to the impairment of goodwill and intangible assets in our Engineering Services reporting unit. Income tax expense in the first nine months of 2015 includes the recognition of a $0.5 million adjustment resulting from an audit of the Company's 2012 and 2013 tax returns by the Internal Revenue Service.

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

The following financial items have been added back to net income when calculating EBITDA:

•	Interest expense;

•	Income tax expense;

•	Goodwill and intangible asset impairment;

•	Depreciation; and

•	Amortization.

The following additional financial items have been added back to net income when calculating Adjusted EBITDA:

•	Stock-based compensation;

•	Integration–related expenses;

•	Restructuring expenses;

•	Other (net).

Reconciliations of net income (loss) to EBITDA and Adjusted EBITDA were as follows:

(In Thousands)	Three Months Ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income (loss)	$309	$34	$(31,349)	$(1,053)
Depreciation and amortization (1)	4,706	5,098	14,536	15,018
Goodwill and intangible asset impairment (2)	—	—	28,368	—
Interest expense	5,591	5,653	16,067	16,802
Income tax (benefit) expense	(159)	249	(734)	408
EBITDA	10,447	11,034	26,888	31,175
Stock-based compensation (3)	639	828	2,161	2,588
Integration expenses	13	175	61	348
Restructuring expenses (4)	3	1,575	1,190	2,368
Other, net (5)	55	(1,934)	536	(1,974)
Adjusted EBITDA	$11,157	$11,678	$30,836	$34,505

(1)	Includes amortization of intangibles, amortization of long-term supply agreement consideration and depreciation expense.

(2)
An interim impairment evaluation for the Engineering Services reporting unit resulted in a goodwill impairment charge of $24.3 million and an intangible asset impairment charge of $4.1 million for the nine months ended September 30, 2016.

(3)
Includes shared-based expense associated with the LMI Aerospace, Inc. 2005 Long-term Incentive Plan, the LMI Aerospace, Inc. 2015 Incentive Compensation Plan and the LMI Profit Sharing and Savings Plan. The three and nine months ended September 30, 2015 also includes share-based expense associated with the Valent Aerostructures, LLC 401(k) Plan. In addition, the nine months ended September 30, 2015 include expenses associated with share-based payments to settle obligations under a consulting agreement.

(4)
Includes expenses related to general employment separation activities. The nine months ended September 30, 2015 also include expenses related to the closure of the Company's St. Louis machining facility. The three and nine months ended September 30, 2015 also include expenses related to the closure of the Company's Coweta, OK, Greenville, SC and Melbourne, Australia facilities. The three and nine months ended September 30, 2016 also include expenses related to the closure of the Company's Wichita sheet-metal operations.

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

Liquidity and Capital Resources

At September 30, 2016, the Company's primary source of outstanding indebtedness was second priority senior secured notes that mature in July of 2019. These notes accrue interest at 7.375% and require semi-annual interest payments. The Company believes that cash generated from operations combined with its cash and cash equivalent assets, in addition to available borrowings under its revolving credit facility, will provide the financial flexibility necessary to achieve its long-range strategic goals. For more information on the Company's debt structure, please see Note 5 - Long-term Debt and Capital Lease Obligations in the Notes to the Condensed Consolidated Financial Statements under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

During the first nine months of 2016 and 2015, the Company's operating activities used cash of $0.3 million and provided cash of $5.7 million, respectively. Net cash used by operating activities for the first nine months of 2016 was unfavorably impacted by an increase of $6.5 million in accounts receivable related to the timing of customer payments. Inventory also increased in the first nine months by $9.5 million, as the Company prepares for anticipated higher demand in subsequent quarters. We expect inventory to decline in the fourth quarter of 2016. In addition, in the first nine months of 2016, the Company made both payments totaling $17.3 million for the semi-annual interest due on its outstanding notes. Operating cash flow in the first nine months of 2016 was favorably impacted by an increase in accounts payable of $9.0 million, primarily due to the growth in inventory and the timing of vendor payments.

Net cash provided by operating activities for the first nine months of 2015 was unfavorably impacted by a $6.5 million payment of cash consideration to a key customer. In exchange for this payment, the performance period of the statements of work for certain contracts with this customer was extended and the Company was granted preferred supplier status on certain future contracts. In the first nine months of 2015, the Company made interest payments of $19.4 million associated with its outstanding notes.

Net cash used for investing activities was $7.6 million for the first nine months of 2016, compared to $15.0 million for the first nine months of 2015. Capital spending in the first nine months of 2016 included $2.1 million of purchases to support our increasing content on the Boeing 737 MAX platform at our Washington, Missouri manufacturing facility. Capital spending in the first nine months of 2015 primarily related to the purchase of machinery and equipment to support production contracts in addition to the purchase of equipment for environmental compliance at our Cuba, Missouri plant.

In the nine months ended September 30, 2016, the Company borrowed $1.5 million to fund equipment purchases at our Washington, Missouri facility in support of the Boeing 737 MAX program. In addition, the Company made principal payments of $2.1 million on outstanding debt and used $10.0 million in borrowings on its revolving credit facility to retire higher-rate senior notes. In the nine months ended September 30, 2015, the Company borrowed $4.0 million on its revolving credit facility to fund operating and investing activities, primarily the semi-annual interest on outstanding senior notes and capital purchases, and made principal payments on other long-term debt of $1.8 million.

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

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2016. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

We are involved in various legal proceedings that arise in the ordinary course of our business but are not involved in any legal proceedings that we deem to be material to the Company or its business.

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

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Charles and State of Missouri on the 7th day of November, 2016.

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

10.1+
Form of Restricted Stock Award Agreement for employees of Registrant, pursuant to the LMI Aerospace, Inc. 2015 Incentive Compensation Plan previously filed as Exhibit 10.1 in the Registrant’s Form 10-Q filed August 8, 2016, filed herewith.

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