Form 10-K/A
period 2016-12-31
LMI AEROSPACE INC
filed 2017-04-04
CIK 1059562

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

DOCUMENTS INCORPORATED BY REFERENCE
None.
Explanatory Note

LMI Aerospace, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2016, originally filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2017 (the “Original Filing”), to (a) include the information required by Items 10 through 14 of Part III of Form 10-K and (b) update Part I, Item 1A. Part III Information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing and it does not modify or update in any way the disclosures contained in the Original Filing, which speak as of the date of the Original Filing. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Original Filing is hereby amended and restated in its entirety.

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

Two class-action lawsuits (the “Lawsuits”) have been filed in the United States District Court for the Eastern District of Missouri against us, our individual directors, and, in the case of one of the Lawsuits, the other parties to the Merger Agreement. The Lawsuits allege violations of The Securities Exchange Act of 1934. The Lawsuits, each brought by a purported shareholder of the Company on behalf of themselves and all Company shareholders seek, among other things, to enjoin consummation of the Transaction. One of the conditions to the consummation of the Transaction is that no governmental entity having jurisdiction over us, the Sonaca Entities, or any of the other parties to the Merger Agreement shall have issued an order, decree or ruling or taken any other material action enjoining or otherwise prohibiting consummation of the Transaction substantially on the terms contemplated by the Merger Agreement.  As such, if either of the plaintiffs obtains the injunctive relief sought in the Lawsuits, then our acquisition by the Sonaca Entities may not be consummated at all or within the expected timeframe. Also, if the Company’s insurance provider were to deny coverage under the existing insurance policies covering such actions or should such policies fail to cover the costs of defending the Lawsuits, we may incur substantial costs.

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

The names, titles, and ages of the members of the Company’s Board of Directors and its executive officers as of March 31, 2017 are as set forth in the below table. There are no family relationships among the directors or executive officers of the Company.

Name	Age	Position

Daniel G. Korte	56	Chief Executive Officer, President and Director

Clifford C. Stebe, Jr.	40	Chief Financial Officer, Vice President

Jay P. Inman, Jr.	58	President, Engineering Services

Keith M. Schrader	44	Vice President, Operations

Jennifer L. Alfaro	44	Chief Human Resources Officer

Renée Skonier	40	General Counsel, Chief Compliance Officer and Secretary

David J. Wright	48	Vice President, Corporate and Business Development

Gerald E. Daniels	71	Chairman of the Board and Director

Sanford S. Neuman	81	Director

John S. Eulich	66	Director

Judith W. Northup	66	Director

John M. Roeder	74	Director

Gregory L. Summe	60	Director

Steven K. Schaffer	65	Director

Lawrence J. Resnick	59	Director

Set forth below are biographies of each of our executive officers and directors.

Daniel G. Korte. Mr. Korte began serving as Chief Executive Officer and President of LMI Aerospace on March 18, 2014, and was appointed to the Board of Directors in August 2014. In February 2017, Mr. Korte also began serving on the Board of Woodward, Inc. (NASDAQ: WWD). Prior to joining the Company, Mr. Korte served as President of Defense Aerospace at Rolls-Royce and, prior thereto, as Vice President and General Manager for Global Strike Systems, a division of the Boeing Military

Aircraft business. Mr. Korte began his career at McDonnell Douglas Corporation (now merged into Boeing) in 1985 as an electronics engineer and then held a series of increasingly senior positions, including V-22 Program Manager and Vice President-Supplier Management & Procurement.

Clifford C. Stebe, Jr.. Mr. Stebe was appointed Chief Financial Officer and Vice President in November of 2013. Prior to this appointment, Mr. Stebe served as LMI’s Corporate Controller for three years after several years as a Senior Manager at PricewaterhouseCoopers, LLP.

Jay P. Inman, Jr.. Mr. Inman was appointed President, Engineering Services in January 2017. Mr. Inman joined the Company in January 2014 as Vice President. In September 2014, Mr. Inman became President, Engineering Services and in February 2015 his role changed to Chief Operating Officer, Engineering Services. From 2007 until he joined the Company, Mr. Inman was employed by Triumph Aerostructures in the Vought Aircraft Division where, at the time of his departure, he served as Project Director for the Bombardier Global 7000/8000 Wing Offload Program. While at Vought, Mr. Inman also held leadership positions in the Gulfstream V Wing and Boeing 747-8 China Sourcing Programs. Prior to working at Vought, Mr. Inman worked at Aviation Partners Boeing, and was a Project Manager and Vice President-Programs on several aftermarket winglet modification projects.

Keith M. Schrader.  Mr. Schrader was appointed Vice President, Operations in January 2017. Mr. Schrader joined the Company as the Vice President and General Manager of Assembly in January of 2015 and subsequently broadened his role to Vice President and General Manager of the combined Assembly & Machining Centers of Excellence. Prior to joining the Company, Mr. Schrader was the Vice President of Programs and Vice President, Site Operations at GKN Aerospace in St. Louis, Missouri. Prior to GKN Aerospace, Mr. Schrader held several roles of increasing responsibilities with Spirit Aerosystems in Wichita, Kansas and Everett/Renton, Washington, including as an Executive Director.

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

Renée Skonier.  Ms. Skonier joined the Company in October 2011. She was appointed Chief Compliance Officer in May 2014. Prior to joining the Company, Ms. Skonier served as Corporate Counsel at Cisco Systems for seven years. She began her career at The Boeing Company working in the Rotorcraft division’s contracts group and supporting both the export management and contracts functions for Missile Defense Systems.

David J. Wright. Mr. Wright rejoined the Company in March 2016 as Vice President, Corporate and Business Development. He originally joined the Company in 1996 as a supply chain manager and worked in operations and business development roles of increasing responsibility until June 2015, when he left the company as executive director of Business Development to pursue opportunities in private equity. Prior to originally joining the Company, Mr. Wright worked in procurement for Tyson Foods managing domestic and international MRO and subcontracting activities.

Gerald E. Daniels. Mr. Daniels is a retired aerospace/defense industry executive who has served as the Chairman of the Board since April 2015. He served as chief executive of the Boeing Military Aircraft and Missile Systems Company from 2000 until 2003 when he became chief executive and vice chairman of Engineered Support Systems, Inc. (NASDAQ: ESI) until 2004. Mr. Daniels also previously served as vice president and general manager of U.S. Navy and Marine Corps Programs for Boeing, responsible for the F/A-18, AV-8, T-45 and V22 aircraft programs and held executive positions at McDonnell Douglas. Mr. Daniels holds a Bachelor of Science degree from the U.S. Naval Academy and a master's degree in international relations from the University of Southern California. Mr. Daniels’ experience as an aerospace industry executive as well as current and prior service on the boards of St. Louis University and McCarthy Construction, respectively, makes him well suited as the Chairman as well as a member of the Audit Committee.

Sanford S. Neuman. Mr. Neuman has served as a director since 1984. Prior to retiring from the law firm of Polsinelli PC as a senior partner in 2015, Mr. Neuman was Chairman of the law firm Gallop, Johnson & Neuman, L.C., where he practiced law for more than 30 years. He was also the Managing Member of Gallop, Johnson & Neuman, L.C. from May 2000 until he was elected Chairman on March 31, 2005. Mr. Neuman’s legal background, together with his leadership role in the management of a major St. Louis law firm and his long association with the Company, give him valuable insight into the Board’s supervisory responsibilities of management and corporate governance matters, including legal and regulatory compliance.

John S. Eulich. Mr. Eulich was elected as a Director of the Company on August 22, 2005. Since March 11, 2010, Mr. Eulich has also served on the Board of Directors of Enterprise Financial Services Corp., which is traded on the NASDAQ under the symbol EFSC. He served as President of Mark Andy, Inc., a subsidiary of Dover Corporation, from 1989 to 2003 and as the Chief Executive Officer of INDEECO (Industrial Engineering and Equipment Company, Inc.), a privately held manufacturer of electric heaters and controls, from 2005 to 2015. He is a current member of INDEECO's Board of Directors and has served as the Chairman and Chief Executive Officer of ASPEQ Holdings, Inc., the parent company of INDEECO, since July 1, 2008. Mr. Eulich’s extensive executive experience, especially in manufacturing, finance, marketing and human resources, is particularly relevant to his service as the Chairman of the CG&N Committee and as a member of the Audit and Compensation Committees.

Judith W. Northup. Ms. Northup has served as a director of the Company since 2006. Ms. Northup served as an executive officer of Vought Aircraft Industries, Inc. (now owned by Triumph Group, Inc.), a large aircraft manufacturer and assembler, from 1997 until her retirement on March 1, 2006. Ms. Northup is a member of the board of directors and the compensation and nominating committee of Exostar, a provider of secure collaboration and integrated supply-chain solutions to the aerospace and defense industries. Her extensive executive experience in the aerospace and defense industries, including operational experience, particularly in manufacturing, supply-chain management and human resources, provides valuable and relevant insight into the Company’s business operations and long-term strategic goals and business plans and is particularly relevant to her service as the Chairperson of the Compensation Committee and as a member of the CG&N Committee.

John M. Roeder. Mr. Roeder has acted as a financial consultant since 1999. Mr. Roeder was formerly the Director in Residence at The Institute for Excellence in Corporate Governance of The University of Texas at Dallas – School of Management and a member of the board of directors and the audit committee of Fiduciary/Claymore MLP Opportunity Fund (a Guggenheim fund) (NYSE: FMO). From 2005 through 2008, Mr. Roeder was a member of the board of directors and the audit committee for Fiduciary/Claymore Dynamic Equity Fund (NYSE: HCE). His extensive experience in, among other things, corporate finance, accounting, and strategic planning is particularly relevant to his service as Chair of the Audit Committee and as a member of the CG&N Committee.

Gregory L. Summe. Mr. Summe was appointed as a director of the Company in July 2014. Mr. Summe is the Founder and Managing Partner of Glen Capital Partners LLC, an investment manager specializing in companies undergoing significant operational, strategic or capital structure change. From 2009 to 2014, Mr. Summe was the Managing Director and Vice Chairman of Global Buyout at the Carlyle Group. Prior to Carlyle, Mr. Summe was the Chairman and CEO of PerkinElmer, Inc., a company he led from 1998 to 2009. He also served as a Senior Advisor to Goldman Sachs Capital Partners from 2008 to 2009. Mr. Summe served as the Chairman of the Board of Freescale Semiconductor, Inc. until its 2015 merger with NXP Semiconductors (NASDAQ: NXPI). Mr. Summe currently serves as a director of NXP Semiconductors and also serves as a director of the State Street Corporation (NYSE: STT). His significant experience in the investment community as well as with other public companies provides valuable insight as a member of both the CG&N Committee and the Compensation Committee.

Steven K. Schaffer. Mr. Schaffer was appointed as a director of the Company in 2015. Mr. Schaffer is a retired executive of The Boeing Company and brings over 36 years of experience in the aerospace industry to the Board. Prior to his retirement from Boeing in April 2010, Mr. Schaffer was vice president and general manager, Supplier Management, responsible for all outside production for Boeing Commercial Airplanes. With his significant experience in production as well as supply chain management at one of the Company’s largest customers, Mr. Schaffer provides relevant insight as the Company further refines its business strategy and growth plans in the coming years. Mr. Schaffer has also served on the boards of various nonprofit and civic organizations. Mr. Schaffer holds a Bachelor of Sciences in Business from the University of Kansas and completed the Advanced Management Program at the University of Hawaii. Mr. Schaffer’s extensive industry knowledge and business experience serves the Company as a member of both the Compensation and Audit Committees.

Lawrence J. Resnick. Mr. Resnick was appointed as a director of the Company in January 2017 after working with the Company's Board of Directors as a special adviser since 2010. Mr. Resnick founded AeroAdvisory, LLC in 2010 to provide strategy development and deployment, business development and all aspects of acquisition support within the aerospace industry for private, public and private equity owned businesses. Mr. Resnick currently serves as Chairman of the Board of Cadence Aerospace, Inc. where he was also CEO from March 2013 until December 2014 and on the Board of Aviation Technical Services (ATS). He served on the Board of Vermont Composites, Inc. from 2009 until 2011. Mr. Resnick has significant experience in operations, finance, acquisitions and integration, strategic planning, and business development within the aerospace industry, holding prior senior leadership positions with Taurus Aerospace Group and Triumph Group, Inc.

Involvement in Certain Legal Proceedings

During the past ten years none of the persons serving as executive officers and/or directors of the Company has been the subject of any of the following legal proceedings that are required to be disclosed pursuant to Item 401(f) of Regulation S-K including: (a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (b) any criminal convictions; (c) any order, judgment, or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (d) any finding by a court, the SEC or the U.S. Commodity Future Trading Commission to have violated a federal or state securities or commodities law, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud; or (e) any sanction or order of any self-regulatory organization or registered entity or equivalent exchange, association or entity. Further, no such legal proceedings are believed to be contemplated by governmental authorities against any director or executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the Company’s executive officers, the Company’s directors and persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Commission. Such individuals are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms furnished to the Company or written representations that no reports were required to be filed, the Company believes that each of its executive officers, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them with respect to transactions during the 2016 fiscal year, except a Form 3 reporting initial statement of beneficial ownership of securities of Lawrence J. Resnick was filed after the prescribed time period.

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

Changes to Security Holder Director Nomination Procedures

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Audit Committee

The Audit Committee is currently composed of Messrs. Roeder (Chair), Eulich, Schaffer and Daniels, each of whom is “independent” in accordance with the NASDAQ standards, as well as the independence requirements for audit committee members under Rule 10A-3 promulgated under the Exchange Act. In addition, the Board of Directors has determined that each of Mr. Roeder and Mr. Daniels qualifies as an “audit committee financial expert” as that term is defined in the rules promulgated by the Commission under the Exchange Act. The Audit Committee evaluates significant matters relating to the audit and internal controls of the Company, including selecting and appointing the Company’s independent registered public accounting firm and reviewing the scope and results of the audits conducted by such firm, and performs other functions or duties provided in the Audit Committee Charter. The Audit Committee has adopted a complaint monitoring procedure to enable confidential and anonymous reporting to designated Company employees, who then report such information to the Audit Committee, of concerns regarding, among other things, questionable accounting or auditing matters, directly to the Audit Committee itself. See “Code of Business Conduct and Ethics” above. During the 2016 fiscal year, the Audit Committee held four meetings.

ITEM 11.	EXECUTIVE COMPENSATION.

As reported in our Current Report on Form 8-K filed with the SEC on February 17, 2017 (the “Current Report”), on February 16, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sonaca S.A. (“Sonaca”), Sonaca USA Inc., and Luminance Merger Sub, Inc., pursuant to which we would become a subsidiary of Sonaca (the “Proposed Merger”). A copy of the Merger Agreement and additional information regarding the Proposed Merger is provided in the Current Report.

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

In furtherance of our compensation philosophy, our executive compensation program is designed to:

•	provide fair and reasonable compensation that meets the competitive environment for executive talent;

•	help motivate the members of our executive team to achieve excellent performance on both a short-term and a long-term basis; and

•	align the interests of our executive team members with those of our shareholders in order to promote the long-term success of the Company.

Executive Summary of Compensation Structure and 2016 Compensation

The named executive officers of the Company for 2016 were:

Daniel G. Korte	Chief Executive Officer and President
Clifford C. Stebe, Jr.	Chief Financial Officer and Vice President
Jennifer L. Alfaro	Chief Human Resources Officer
Renée Skonier	General Counsel, Chief Compliance Officer and Secretary
David J. Wright	Vice President, Corporate and Business Development (1)
Joseph DeMartino	Chief Operating Officer (2)
Brian P. Olsen	President, Engineering Services (3)

(1) Mr. Wright joined the Company on March 21, 2016.
(2) Mr. DeMartino separated from the Company on July 25, 2016.
(3) Mr. Olsen separated from the Company on October 7, 2016.

With respect to Messrs. DeMartino and Olsen, the Company has appointed successors to assume their vacated roles. These successors are expected to be deemed named executive officers for the 2017 fiscal year, however, were not qualified as named executive officers under Item 4.02 of Regulation S-K for the 2016 fiscal year.

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

We entered into multi-year employment agreements with each of the persons who served as named executive officers during the 2016 fiscal year. As further described herein, in 2016, our named executive officers received incremental increases to their base salaries and restricted stock grants and were entitled to bonuses based on defined Company performance metrics.

Compensation and Risk

As part of its oversight responsibilities, the Compensation Committee has aligned around a compensation program designed to balance short-term performance and long-term value creation. We believe that our compensation program discourages our employees from taking risks to achieve short-term benefits at the expense of long-term performance goals because our compensation program:

•	Provides a mix of guaranteed compensation and incentive-based compensation;

•	Utilizes, in some cases, different performance measures for short-term incentives and long-term incentives;

•	Uses incentives that are consistent with our strategic initiatives;

•	Bases bonus payments on Company performance;

•	Uses vesting of restricted stock awards that requires long-term commitment and performance on the part of our executives;

•	Was developed, approved and is monitored by, our Compensation Committee;

•	Includes a compensation recovery (clawback) policy; and

•	Establishes caps on the amount of performance bonus and performance shares that can be awarded.

The Compensation Committee concluded that the Company's compensation policies are not reasonably likely to have a material adverse effect on the Company.

Compensation Committee

The Compensation Committee is currently composed of Ms. Northup (Chair) and Messrs. Eulich, Schaffer and Summe. The Board of Directors has determined that each member of the Compensation Committee is independent in accordance with the NASDAQ independence standards, is a non-employee director within the meaning of Rule 16b-3 under the Exchange Act and is an outside director within the meaning of Section 162(m) of the Internal Revenue Code. The Compensation Committee reviews the Company’s remuneration policies and practices, including executive compensation, as well as executive succession plans and administers the Company’s share-based compensation plans. During the 2016 fiscal year, the Compensation Committee held seven meetings.

Compensation Committee Process

The Compensation Committee generally administers our compensation programs, including our equity incentive program, and reviews and approves our executive officers’ compensation. It has the authority to retain and oversee outside counsel and such other experts or consultants as it deems necessary to discharge its duties. Our Board of Directors appoints the members of the Compensation Committee, which currently consists of Ms. Northup (Chair) and Messrs. Eulich, Schaffer and Summe, all of whom are independent directors. The duties, responsibilities and authority of the Compensation Committee are prescribed in the Compensation Committee Charter. The Compensation Committee Charter is reviewed periodically and revised by the Board of Directors as appropriate. Our Compensation Committee Charter can be found on our website at http://www.lmiaerospace.com. Information contained on or accessible through the Company’s corporate website shall not be deemed to constitute part of this Annual Report.

While all decisions regarding executive compensation are ultimately made by our Compensation Committee, in practice, the Compensation Committee generally relies heavily on the recommendations of the Chief Executive Officer with respect to all other executive officers.  In particular, the Compensation Committee relies on the Chief Executive Officer’s assessment of each executive officer’s individual performance measured by the officer’s contributions to the achievement of our strategic and financial objectives as well as the executive’s level of responsibility and level of specialized experience and knowledge. Decisions regarding the compensation of the Chief Executive Officer are made by the Compensation Committee annually with input from the independent compensation consultant and the independent Directors.

Determinations by our Compensation Committee are not made in accordance with strict formulas that measure weighted qualitative and quantitative factors. Rather, such determinations are more subjective in nature and take into account not only the recommendations of our Chief Executive Officer based on the criteria described above but also such other factors deemed relevant by the Compensation Committee to blend competitive ranges with our own internal policies and practices, including internal equity, responsibilities relative to other executives, additional duties undertaken and potential for advancement. The Compensation Committee utilizes outside resources and references, such as industry benchmarks, and works with the independent executive compensation consultant Meridian Compensation Partners, LLC (“Meridian”) to review the Company’s executive incentive plans and pay practices, compare them to typical market practices and provide the advantages and disadvantages of various employment contract provisions and compensation structures to drive performance and shareholder value. In 2016, Meridian conducted an independent benchmarking study of the Company’s compensation for executive officers, including base pay, incentive compensation and long term incentives. Per Meridian’s recommendations, benchmarking comparisons were made against a selected peer group approved by the Board of Directors for the Chief Executive Officer and Chief Financial Officer positions and a broader set of general industry companies with relevant revenue profiles for the remaining Officers. After reviewing the study’s summary report from Meridian, the Compensation Committee determined that no compensation adjustments were to be implemented outside of normal annual compensation increase opportunities.

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

At the last Say on Pay advisory vote in 2016, the shareholders approved the Company’s executive compensation by 98%. Accordingly, the Company the believes its compensation policies and decisions are generally consistent with the policies and decision-making criteria supported by the shareholders, and were reflected in the current employment agreements with the Company’s executive officers executed in 2016 and thereafter.

The Company's shareholders will have the opportunity to voice their preferences for Say on Pay frequency at the Company’s 2017 Annual Meeting of Shareholders.

Employment Agreements

The Company enters into employment agreements with its executive officers and other key personnel in an effort to help retain such personnel. Each person who was a named executive officer of the Company during our 2016 fiscal year was a party to an employment agreement with the Company during his or her tenure with the Company.

Executive Officer Employment Agreements

The Company’s prior employment agreements with each of its executives expired as of December 31, 2016. On December 30, 2016, the Company entered into new employment agreements with each executive as follows: Daniel G. Korte, President and Chief Executive Officer (the "Korte Agreement"), Clifford C. Stebe, Jr., Vice President and Chief Financial Officer (the “Stebe Agreement”), Jennifer Alfaro, Chief Human Resources Officer (the “Alfaro Agreement”), Jay P. Inman, Jr., President, Engineering Services (the “Inman Agreement”), Keith M. Schrader, Vice President, Operations (the “Schrader Agreement”), David J. Wright (the "Wright Agreement"), and Renée Skonier, General Counsel, Chief Compliance Officer and Secretary (the “Skonier Agreement” and collectively with the Korte Agreement, Stebe Agreement, Alfaro Agreement, Inman Agreement, Schrader Agreement, and Wright Agreement, the “Executive Employment Agreements”).

Each Executive Employment Agreement includes a claw back provision consistent with Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Company’s Policy for Recoupment of Incentive Compensation. Further, each employment agreement may be terminated by the executive upon such executive giving of no less than 30 days prior written notice to the Company, his or her death or permanent disability or by the Company for cause. If such termination is made by the Company without cause or due to the dissolution of the Company, the executive will be entitled to severance in an amount equal to 12 months of base salary. Pursuant to the terms of each employment agreement, each executive is entitled to severance if his or her employment is terminated in conjunction with a change in the control of the Company (as defined in each employment agreement). If the change in control results in the involuntary termination of the executive or the executive terminating employment for good reason within nine months following the change in control, the executive will be entitled to severance in an amount equal to two and one-half times the executive’s base salary plus any reasonably anticipated performance bonus prorated for that fiscal year.

Each Executive Employment Agreement also contains a confidentiality provision, a one year non-compete/non-solicit provision, and other provisions customarily found in employment agreements with executives. The foregoing description of the Executive Employment Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of such agreement.

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

Historically, the Company has provided for 3.0% annual increases to the base salaries of its executive officers, unless additional compensation is warranted due to increases in responsibilities, extraordinary performance or a reduction in other compensation paid to the named executive officer. The 3.0% annual increase to the base salaries provided for in the employment agreements of our named executive officers (excluding our Chief Executive Officer) is in line with average increases to other salaried employees. From time-to-time the Company annually increases the base salaries of its named executive officers in an amount greater than 3.0%.

Because of changes in our management team, and because of appointments of persons to new positions, the year-over-year changes in the 2016 base salaries of many of our named executive officers and the percentage increases or decreases when compared to their base salaries as of December 31, 2015, is generally not indicative of our compensation philosophy. Many of the persons who served as named executive officers during 2016 did not serve as officers for the full fiscal year or were appointed to new positions. As a result, the year-over-year increases and decreased in the gross salary paid to our named executive officers, when compared to their base salaries as of December 31, 2015, is generally not consistent with our historical practices. However, except for the changes to the compensation package of our Chief Executive Officer appointed in 2014, the compensation packages of our executive officers and the components of their compensation packages while serving as executive officers was generally in-line with our historical practices.

The chart below sets forth the (i) 2017 base salaries for the Company's named executive officers and the percentage increase compared to their base salaries as of December 31, 2016, and (ii) 2015 base salaries of such executives (except Messrs. DeMartino and Olsen, who left the Company in 2016).

Named Executive Officer	2015 Salary	2016 Salary	2017 Salary	2017 Increase/(Decrease)

Daniel G. Korte	$500,000	$500,000	$500,000	—%
Clifford C. Stebe, Jr.	$250,000	$257,500	$265,225	3.0%
Jennifer L. Alfaro	$250,000	$257,500	$265,225	3.0%
Renée Skonier	$243,595	$250,903	$258,430	3.0%
David J. Wright (1)	$—	$230,000	$234,600	2.0%

(1) Mr. Wright began serving as Vice President, Corporate and Business Development on March 21, 2016. The 2016 salary reported in the table above reflects the annualized salary he earned from the time of his appointment through December 31, 2016.

Annual Incentive Cash Bonus

We use our annual incentive cash bonus program to provide our named executive officers with short-term incentives in furtherance of our compensation goals and objectives.  This bonus program is tied to pre-established operating performance goals rather than appreciation in share value.  We believe that this approach encourages our named executive officers’ team effort to maximize total performance.  The Compensation Committee believes that a performance goal reflecting financial results based on direct financial performance, particularly operating income and free cash flow, would most appropriately incentivize management for both short-term and long-term results.  The performance goals were initially established by the Compensation Committee and are communicated to each named executive officer.

2016 Bonuses

With the exception of Mr. Korte, in 2016, each named executive officer had a performance bonus opportunity calculated as follows:

•	50% based upon the annual net operating income of the Company, and 50% based upon the annual free cash flow goal of the Company; and

•The target performance amount for each such executive officer would be 30% of their base salary.

In March 2016, on the recommendation of the Compensation Committee, the Board determined the 2016 budgeted annual operating income and free cash flow targets for the Company.

Mr. Korte's 2016 performance bonus was targeted at 85% of his base salary based on operating profit and free cash flow targets of the Company and certain other individual goals in the operational, financial, customer, strategic and people areas, as set by the Board of Directors. The weighting among Mr. Korte's operating profit, free cash flow, and other individual performance goals was 40%, 30%, and 30%, respectively. In order for Mr. Korte to receive any performance bonus based on the operating profit and free cash flow targets of the Company, at least 75% of such targets must be achieved, which would result in a payment of 50% of the weighted payout amount.

The targets on which these bonuses were determined were not achieved, therefore, no cash bonus was earned for 2016.

Named Executive Officer	Bonus paid at Threshold	Bonus paid at Target	Bonus paid at Maximum	2016 Cash Bonus	Cash Bonus as a Percentage of Annual Base Salary in 2016
Daniel G. Korte	$212,500	$425,000	$637,500	$—	—%
Clifford C. Stebe, Jr.	$38,625	$77,250	$115,875	$—	—%
Jennifer L. Alfaro	$38,625	$77,250	$115,875	$—	—%
Renée Skonier	$37,635	$75,271	$112,906	$—	—%
David J. Wright	$26,538	$53,077	$79,615	$—	—%

2017 Bonuses

With the exception of Mr. Korte, in 2017, the Compensation Committee has determined each named executive officer’s annual performance bonus will be calculated as follows:

•
50% will be based upon the annual net operating income of the Company or applicable business segment relative to target, and 50% will be based upon the annual free cash flow of the Company or applicable business segment relative to target;

•
Each named executive officer will be eligible to receive a bonus targeted at 30% of his/her salary with the potential for additional bonus based upon individual performance and Company or business segment performance that exceeds budgeted targets in either operating income or free cash flow; and

•	The Company or applicable business segment must achieve at least 80% of target in either operating income or free cash flow for any bonus to be paid.

In March 2017, the Board set the 2017 budgeted net annual operating income and free cash flow targets for the Company and each business segment.

Named Executive Officer	Bonus paid at Target
Daniel G. Korte	$425,000
Clifford C. Stebe, Jr.	$79,568
Jennifer L. Alfaro	$79,568
Renée Skonier	$77,529
David J. Wright	$70,380

Mr. Korte’s employment agreement provides for annual threshold, target and maximum performance bonus payout opportunities of not less than 42.5%, 85% and 110% of base salary, respectively, provided that individual employee and Company performance goals are met. This annual performance bonus will be calculated as follows: 40% based upon the annual net operating income of the Company, 30% based upon the annual free cash flow of the Company, and 30% based on individual performance objectives. The amount of the payout, if any, will be determined by the Compensation Committee.

The performance targets establishing Mr. Korte's eligibility for the performance bonus are established annually by the Board of Directors.

Additional Discretionary Bonuses

The Compensation Committee has the authority to award discretionary cash bonuses under the 2015 Plan (as defined below) based on extraordinary performance or circumstances. Such cash bonus awards have rarely been awarded.

Long-Term Incentive Equity-Based Compensation

Historically, the long-term incentive equity-based awards for our named executive officers have been made under our 2005 Long-Term Incentive Plan (the “2005 Plan”) pursuant to which the Compensation Committee may, among other things, grant or award stock options, shares of restricted stock, restricted stock units and other stock-based or cash awards, subject to certain limitations and restrictions as set forth in the 2005 Plan. The 2015 Long Term Incentive Plan (the "2015 Plan"), adopted at the Company's 2015 annual shareholders meeting, replaced the 2005 Plan for new grants of long-term incentive equity-based awards to our named executive officers, among other employees. Our use of stock-based awards for our named executive officers is the primary means by which we provide our named executive officers long-term incentives that becomes more valuable to the executive if our share value increases, thereby aligning each named executive’s interest with the interest of our shareholders. Additionally, upon the appointment of new executive officers, from time to time the Company awards persons restricted stock as an inducement award in accordance with NASDAQ Rule 5635(c)(4).

To date, the annual grants to our executive officers under the 2005 Plan and 2015 Plan primarily consist of grants of restricted stock awards. Generally, executives who hold shares of restricted stock will have the right to vote such shares as the record owner, but the shares will be subject to forfeiture until vested. We believe that utilization of restricted stock awards provides long-term incentives comparable to the use of stock options while also offering the advantage of reduced market risk to the executive and reduced potential dilution of outstanding shares compared to utilization of an option having the same fair value on the date of grant. Moreover, the Company’s expense for the issuance of restricted stock, which is fixed at the market value on the day of grant, is spread over the vesting period while the expense for stock options involves the use of theoretical assumptions to create a hypothetical value and expense for the options. However, the Company may issue stock options in the future if it determines that circumstances have become more beneficial to do so. Upon a Change in Control under the the 2005 Plan, any unvested shares of restricted stock shall immediately vest. The 2015 Plan provides that unvested equity awards will be immediately vested and fully exercisable upon a Qualifying Termination of Employment occurring on or after a Change of Control unless otherwise specified in the terms of the Award (i.e., “double trigger” vesting), or if the Compensation Committee so provides, which the Company believes is consistent with market practice for public companies. Unless the Compensation Committee determines at or prior to a Change in Control, no unvested Qualified Performance Awards (as defined in the 2015 Plan) will accelerate at the time of a Change in Control if the performance period has not expired.

2016 Grants of Restricted Stock

In August 2016, the Compensation Committee awarded shares of restricted stock to certain executive officers. In determining whether to award shares and the number of shares of restricted stock to be awarded to executive officers in 2016, the Compensation Committee evaluated (a) each executive officer’s job responsibility, past performance and anticipated future contributions, (b) the value of the grant and potential appreciation to the executive officer in relation to the other elements of his total compensation, (c) corporate performance and (d) the executive officer’s existing vested and unvested equity holdings. The Compensation Committee awarded grants with targeted payouts of 64,517 shares to Mr. Korte, 11,613 shares to Mr. Stebe, 10,323 shares to Ms. Alfaro and 6,452 shares to Ms. Skonier, with aggregate grant date fair values of $500,007, $90,001, $80,003 and $50,003, respectively. The shares awarded to these named executive officers for the 2016 fiscal year are scheduled to vest between January and March of 2019, based on time-based and Company performance-based milestones. The performance based milestones for the 2016 grants were aligned to revenue growth (25% weighting) and leverage ratio (75% weighting) targets as of December 31, 2019 with specific targets approved by the Compensation Committee and Board of Directors. The payout of these awards at the maximum amount would result in an issuance of 70,969 shares to Mr. Korte, 12,775 shares to Mr. Stebe, 11,356 shares to Ms. Alfaro and 7,098 shares to Ms. Skonier, with aggregate grant date fair values of $550,010, $99,006, $88,009 and $55,010, respectively.

As an inducement to employment, Mr. Wright was granted 6,476 shares on March 21, 2016, with an aggregated grant date fair value of $60,000. These shares are scheduled to vest on March 21, 2019.

2017 Grants of Restricted Stock

To date, no named executive officer has received a grant of restricted stock in 2017. However, pursuant to their respective employment agreement, each named executive officer is eligible to receive a grant of restricted stock this year with a target value in the following amounts.

Named Executive Officer	Target Value of Eligible 2017 Grant

Daniel G. Korte	$500,000
Clifford C. Stebe, Jr.	$70,000
Jennifer L. Alfaro	$70,000
Renée Skonier	$70,000
David J. Wright	$70,000

The long-term incentive shares will be subject to vesting. For all named executive officers, half of the shares will be subject to a three year cliff vesting schedule and the other half of the shares will be based on three-year Company performance, as determined by the Compensation Committee.

In addition to annual grants of restricted stock that may be made by the Company under the 2015 Plan, equity grants may also be made to new executive officers upon the commencement of their employment and, on occasion, to executive officers in connection with a significant change in job responsibility, extraordinary performance or other reasons.

Awards of annual equity grants to our executive officers are made at the discretion of the Compensation Committee based on various factors, as described above. Historically, the Compensation Committee has made a determination of whether to make such awards and the amounts of such awards in the first quarter of the year.

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

Change in Control and Severance Practices

Under the 2015 Plan, stock-based compensation vests in the event of a change in control of the Company if the executive experiences a qualifying termination of employment event, unless the applicable Award Agreement or Compensation Committee provides otherwise. A “qualifying termination of employment” means the executive’s (a) involuntary termination of employment by the Company without cause, or (b) voluntary termination of employment for good reason within nine months following the date of a change in control.
In addition, the employment agreement of each of our named executive officers provides for the payment of severance if such executive’s employment is terminated in connection with a change in control of the Company. Pursuant to the Executive Employment Agreements entered into in December 2016, if the executive’s employment terminates without cause following a change in control, or the executive elects within nine months of the change in control to terminate his/her employment for good reason, such executive will be entitled to two and one half times his/her annual salary.

An executive may also be entitled to severance under his or her Executive Employment Agreement if the executive’s employment terminates outside of the context of a change in control, depending on the reason for the termination.  Pursuant to the Executive Employment Agreements, the amount of severance eligibility will be based on whether the termination of the named executive officer’s employment was for cause, not for cause, voluntary with good reason, or voluntary without good reason. The Company made a severance payment of $77,500 to Mr. DeMartino in connection with his separation from the Company in 2016. These amounts are identified under the heading “Potential Payments Upon Termination” below. For additional information regarding the payment of severance in connection with changes in control and otherwise, please see the section below titled “Compensation of Executive Officers - Executive Compensation Tables - Potential Payments Upon Termination.”

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

Tax and Accounting Implications

Section 162(m) of the Internal Revenue Code generally precludes a public company from taking a federal income tax deduction for annual compensation in excess of $1 million per individual paid to its chief executive officer or the other named executive officers. Under Section 162(m), certain compensation, including “performance-based compensation,” is excluded from this deduction limitation. Our intent is to structure compensation paid to our executives to be deductible; however, from time to time, the Compensation Committee may award compensation that may not be deductible if it determines that such awards are consistent with our compensation philosophy and in the best interest of our shareholders. We believe that all of the 2016 compensation paid to our executive officers is fully deductible.

COMPENSATION COMMITTEE REPORT

In fulfilling its duties and responsibilities, the Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis set forth in this annual report.

In reliance on the review and discussions referred to above, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Respectfully submitted,

COMPENSATION COMMITTEE OF THE
BOARD OF DIRECTORS OF
LMI AEROSPACE, INC.

Judith W. Northup, Chair of the Compensation Committee
Gregory L. Summe, Member
John S. Eulich, Member
Steven K. Schaffer, Member

Notwithstanding anything set forth in any of our previous filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings, including this annual report, in whole or in part, the preceding report shall not be deemed incorporated by reference in any such filings.

Executive Compensation Tables

Summary Compensation Table

The following table sets forth the total compensation paid to or earned by our named executive officers, for the fiscal years ended December 31, 2016, 2015 and 2014:

Name and Principal Position	Year	Salary ($)	Stock Awards Granted ($) (1)	Non-Equity Incentive Plan ($) (2)	All Other Compensation ($) (3)	Total ($)
Daniel G. Korte, Chief Executive Officer and President (4)	2016	$500,000	$500,007	$—	$8,935	$1,008,942
	2015	$500,000	$550,005	$371,450	$8,350	$1,429,805
	2014	$405,449	$470,325	$300,000	$6,318	$1,182,092
Clifford C. Stebe, Jr., Chief Financial Officer and Vice President (5)	2016	$257,500	$90,001	$—	$7,450	$354,951
	2015	$236,313	$60,200	$70,570	$7,312	$374,395
	2014	$225,000	$53,200	$33,926	$7,398	$319,524
Jennifer L. Alfaro, Chief Human Resources Officer (6)	2016	$257,500	$80,003	$—	$7,450	$344,953
	2015	$250,000	$60,008	$74,625	$87,026	$471,659
	2014	$—	$—	$—	$—	$—
Renée Skonier, General Counsel & Chief Compliance Officer (7)	2016	$250,791	$50,003	$—	$7,450	$308,244
	2015	$—	$—	$—	$—	$—
	2014	$—	$—	$—	$—	$—
David J. Wright, Vice President, Corporate & Business Development (8)	2016	$176,923	$60,000	$—	$61,477	$298,400
	2015	$—	$—	$—	$—	$—
	2014	$—	$—	$—	$—	$—
Joseph DeMartino, Chief Operating Officer (9)	2016	$180,167	$—	$—	$80,191	$260,358
	2015	$300,000	$60,200	$89,550	$4,117	$453,867
	2014	$—	$—	$—	$—	$—
Brian P. Olsen, President, Engineering Services (10)	2016	$223,205	$—	$—	$7,082	$230,287
	2015	$260,165	$42,001	$78,000	$39,467	$419,633
	2014	$—	$—	$—	$—	$—

(1)
This column represents the aggregate grant date fair value of restricted shares awarded to each officer during the each fiscal year computed in accordance with FASB ASC Topic 718. A portion of the awards granted in 2016 were performance based and the targeted aggregate fair value of those awards is reflected above. The maximum aggregate grant date fair value achievable for these awards is $550,010 for Mr. Korte, $99,006 for Mr. Stebe, $88,009 for Ms. Alfaro and $55,010 for Ms. Skonier. Pursuant to Commission rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

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

(4)	Mr. Korte joined the Company in 2014 and was appointed to the position of Chief Executive Officer effective on March 18, 2014.

(5)	Mr. Stebe 2015 salary was increased to $250,000 on October 5, 2015.

(6)	Ms. Alfaro joined the Company on February 2, 2015 as Chief Human Resources Officer.

(7)	Ms. Skonier was not a named executive officer in 2015 or 2014.

(8)	Mr. Wright joined the Company on March 21, 2016 as Vice President, Corporate & Business Development.

(9)
Mr. DeMartino separated from the Company on July 25, 2016. The "All Other Compensation" column with respect to Mr. DeMartino includes $77,500 paid directly to Mr. DeMartino in connection with his separation from the Company. Mr. DeMartino was not a named executive officer in 2014.

(10)	Mr. Olsen separated from the Company on October 7, 2016. Mr. Olsen was not a named executive officer in 2014.

Grants of Plan-Based Awards

The following table provides the threshold and estimated target opportunity for each named executive officer under the 2016 annual cash incentive bonus plan and the restricted stock awards granted under the Company’s long-term incentive compensation plan.  The information consists of the potential threshold and estimated target cash bonus awards calculated pursuant to the terms of our named executive officers’ employment agreements and the shares of restricted stock issued under the 2015 Plan, as discussed above.  No stock options were granted to any named executive officer in 2016.

(1)
Name	Grant Date of Stock Awards	All Other Stock Awards: Number of Shares of Stock or Units Granted in 2016 (2)	Grant Date Fair Value of Stock and Option Awards in 2016
Daniel G. Korte	August 3, 2016	70,969	$550,010
Clifford C. Stebe, Jr.	August 3, 2016	12,775	$99,006
Jennifer L. Alfaro	August 3, 2016	11,356	$88,009
Renée Skonier	August 3, 2016	7,098	$55,010
David J. Wright (3)	March 21, 2016	6,476	$60,000

(1) No cash bonuses were earned by the Company's named executive officers in 2016, thus the related disclosures of estimated future payouts under non-equity incentive plan information have been omitted from this table.

(2) This column represents awards of restricted stock made pursuant to the 2015 Plan.  The material terms of the restricted stock awards are described under “Compensation of Executive Officers - Compensation Discussion and Analysis - Elements of our Executive Compensation Program - Long-Term Incentive Compensation - 2016 Grants of Restricted Stock” above.

(3) Shares issued to Mr. Wright in 2016 were granted as an inducement to employment.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information with respect to outstanding unvested equity awards held by our named executive officers as of December 31, 2016.

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#) (1)	Option Exercise Price ($)	Option Exercise Date	Number of Shares or Units of Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)
Daniel G. Korte	—	—	—	150,026	$1,293,224
Clifford C. Stebe, Jr.	—	—	—	20,777	$179,098
Jennifer L. Alfaro	—	—	—	15,573	$134,239
Renée Skonier	—	—	—	12,530	$108,009
David J. Wright	—	—	—	6,476	$55,823

(1)	There were no option awards outstanding as of December 31, 2016. This column does not include any shares of restricted stock granted to executive officers.

(2)
Amounts shown in this column represent the number of time-based and performance-based restricted shares or units granted to each named executive officer that had not vested as of December 31, 2016. These awards are generally scheduled to vest on the third anniversary of the grant date. Subsequent to December 31, 2016, 23,021 time-based restricted shares awarded to Mr. Korte vested and 8,334 performance-based shares awarded to Mr. Korte were forfeited. The remaining time-based restricted shares are scheduled to vest as follows: Mr. Korte: 21,684 shares on April 30, 2018 and 32,259 shares on March 3, 2019; Mr. Stebe: 3,801 shares on May 13, 2017, 4,201 shares on February 18, 2018 and 5,807 shares on March 3, 2019; Ms. Alfaro: 4,217 shares on February 2, 2018 and 5,162 shares on March 3, 2019; Ms. Skonier: 2,501 shares on May 13, 2017, 2,931 shares on February 18, 2018 and 3,226 shares on March 3, 2019; Mr. Wright: 6,476 shares on March 21, 2019. The remaining performance-based restricted shares vest as follows: Mr. Korte: 26,018 shares on December 31, 2017 and 38,710 shares on January 1, 2019; Mr. Stebe: 6,968 shares on January 1, 2019; Ms. Alfaro: 6,194 shares on January 1, 2019; Ms. Skonier 3,872 shares on January 1, 2019.

(3)	Market value of unvested shares is based on closing market price of $8.62 per share on December 30, 2016.

Option Exercises and Stock Vested

There were no option awards outstanding as of December 31, 2016. The table below sets forth information regarding the vesting of shares of restricted stock held by our named executive officers during 2016. During 2016, Mr. Korte, Ms. Alfaro and Mr. Wright did not hold any shares of restricted stock that vested.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (2)
Clifford C. Stebe, Jr.	1,200	$11,346
Renée Skonier	1,500	$14,183

(1)	Represents restricted stock that was granted in 2013 and vested in accordance with the terms of the grant.

(2)	Represents the aggregate market value of the restricted stock at vesting.

Pension Benefits

None of our named executive officers is covered by a defined pension benefit plan or other similar benefit plan that provides for payments or other benefits.

Nonqualified Deferred Compensation

As of July 1, 2015, the Company maintains a Nonqualified Deferred Compensation Plan that enables senior executives and the non-employee directors of the Board of the Company to elect to defer receipt of equity compensation, or any portion thereof, attributable to annual Board retainers and/or certain other stock-based awards otherwise payable in shares of common stock of the Company under the LMI Aerospace, Inc. 2015 Incentive Compensation Plan or otherwise.

Potential Payments Upon Termination

Pursuant to the terms of the Executive Employment Agreements, an executive officer may be entitled to severance payments upon termination of employment in certain circumstances. If a named executive officer is terminated for “cause,” or due to death or permanent disability, the executive will receive his or her base salary accrued but unpaid as of the date of the termination. Pursuant to the employment agreements, if an executive is terminated without “cause” or elects to terminate his/her employment for "good reason," and other than in connection with a change of control of the Company, the executive will receive 12 months of base salary.

If a named executive officer’s employment is involuntarily terminated following a change in control or the named executive officer elects within nine months after the change in control of the Company to terminate his employment for “good reason,” the named executive officer will receive severance in an amount equal to two and one-half times the executive’s annual base salary and any reasonably anticipated performance bonus for the fiscal year in which the executive’s employment was terminated on a prorated basis.

Except under certain circumstances, severance will be paid in equal monthly installments in accordance with our regular pay schedule. In addition, severance payments are subject to the executive signing a release.

For purposes of the above, the definition of “cause” may include termination for (a) engaging in negligence or willful misconduct in the performance of executive’s duties, which is materially injurious to the Company, (b) willfully failing to observe the Company’s policies, (c) committing acts of dishonesty in interactions or dealings with the Company, its employees or customers, (d) losing or having suspended licenses, clearances or bonding required to perform executive’s duties under the employment agreement, and violating any law, rule or government regulation (other than traffic violations, misdemeanors or similar offenses that do not involve moral turpitude) or being convicted of or pleading nolo contendere to any felony. For purposes of the above, other than in connection with a change in control of the Company, the definition of “good reason” may include: (a) a significant reduction of the executive’s duties, authority or responsibilities, (b) requirement to relocate executive’s primary work location more than fifty miles from then present location, or (c) loss of full time employment on terms comparable to those set forth in the employment agreement. In addition to the foregoing factors, in connection with a change in control of the Company, the definition of “good reason” may also include: (i) executive does not have the same job title with the ultimate parent/successor of the Company; or (ii) executive does not report directly to the person with the same job title with the ultimate parent or successor of the Company as they reported prior to the change in control.

The following table indicates the cash amounts, accelerated vesting and other payments and benefits that our named executive officers would have been entitled to receive upon termination under various circumstances. The payments are determined pursuant to the terms of the Plan, the restricted stock agreements made under the Plan and the respective employment agreements in effect at the time, and assume termination occurred on December 31, 2016, except in the case of Mr. DeMartino, in which case the table sets forth the actual amounts paid in 2016 in connection with his voluntary separation from the Company.

Name	Benefit (1)	Termination:Voluntary or For Cause, Death or Disability ($)	Termination: Without Cause ($) (2)	Change in Control: Involuntary or for Good Reason ($) (3)	Change in Control: Voluntary ($)
Daniel G. Korte	Restricted Stock (4)	—	—	1,293,224	1,293,224
	Cash Severance (5)	—	500,000	1,250,000	500,000
Total		—	500,000	2,543,224	1,793,224

Clifford C. Stebe, Jr.	Restricted Stock (4)	—	—	179,098	179,098
	Cash Severance (5)	—	265,225	663,063	265,225
Total		—	265,225	842,161	444,323

Jennifer L. Alfaro	Restricted Stock (4)	—	—	134,239	134,239
	Cash Severance (5)	—	265,225	663,063	265,225
Total		—	265,225	797,302	399,464

Renée Skonier	Restricted Stock (4)	—	—	108,009	108,009
	Cash Severance (6)	—	258,430	646,075	258,430
Total		—	258,430	754,084	366,439

David J. Wright	Restricted Stock (4)	—	—	55,823	55,823
	Cash Severance (5)	—	234,600	586,500	234,600
Total		—	234,600	642,323	290,423

Joseph DeMartino	Restricted Stock (4)		—	—	—
	Cash Severance (6)	77,500		—	—
Total		77,500		—	—

(1)
The amounts shown in this column do not include accrued salary, earned but unpaid bonuses, value of Company paid fringe benefits or reimbursement of reasonable business expenses. Those amounts are payable to the executive officer upon any termination of employment, including an involuntary termination with cause and a resignation without good reason. No accelerated benefit will be paid to the extent that it would constitute an excess parachute payment under Section 280G(b)(3) of the Internal Revenue Code. As of December 31, 2016, there were no named executive officers who would have received payments that would constitute excess parachute payments.

(2)	A termination without cause is any termination by the Company other than for cause or in connection with a change in control.

(3)
This amount represents two and one-half times the executive’s base salary as of December 31, 2016. Also includes the executive’s reasonably anticipated performance bonus for the year, which for 2016 was $0 for each of the named executive officers.

(4)
The restricted stock value is calculated using the closing market price of $8.62 per share on December 30, 2016, multiplied by the number of shares that would have become vested as a result of the change in control on that date.

(5)	These amounts are based on the executive’s base salary in effect as of December 31, 2016.

(6)	This amount represents severance-related payments paid to Mr. DeMartino in connection with his separation from the Company.

Director Compensation

The following table presents the compensation of our non-employee directors for the year ended December 31, 2016:

Name	Fees Earned or Paid in Cash ($)	Stock Awards Granted ($)	Total ($)
Gerald E. Daniels	$31,000	$128,004	$159,004
Judith W. Northup	$40,000	$70,001	$110,001
John M. Roeder (1)	$—	$115,007	$115,007
John S. Eulich	$20,000	$110,008	$130,008
Ronald Saks (2)	$20,000	$—	$20,000
Sanford S. Neuman	$40,000	$60,003	$100,003
Gregory L. Summe	$40,000	$60,003	$100,003
Steven K. Schaffer	$20,000	$100,002	$120,002
Lawrence J. Resnick (3)	$104,500	$—	$104,500

(1) Mr. Roeder elected to take all of his director compensation in Company stock.
(2) Mr. Saks retired from the Board of Directors on June 22, 2016.
(3) Mr. Resnick was appointed to the Board of Directors on January 1, 2017. In 2016, Mr. Resnick served as an advisor to the Board of Directors, for which he received compensation of $104,500.

Narrative for Director Compensation Table

Each of our non-employee directors is paid an annual retainer in the amount of $100,000, consisting of cash and restricted stock or entirely restricted stock. The cash portion, if any, is paid in arrears in equal quarterly installments at the end of each calendar quarter. The restricted stock portion is awarded annually on the date of the Company’s Annual Meeting of Shareholders which is typically held in June of each year. In 2016, the annual rate for the cash portion of the fee was $40,000, the annual value of the restricted stock portion was equal to approximately $60,000 on the date of award, and the shares of restricted stock vested (and their restrictions lapsed) on the first anniversary of the grant date. Directors were allowed to elect to have up to 100% (but no less than 60%) of their retainer paid in restricted stock. During the restriction period, directors have the right to vote restricted shares, but directors may not sell, assign, pledge, otherwise transfer, or encumber restricted shares until the restrictions are removed. If a director has a separation of service from the Board of Directors before the restricted shares are vested, any unvested shares may be subject to forfeiture.

Our directors do not receive additional per meeting fees. In June 2015, the Board of Directors approved a Non-Employee Director Compensation Policy consistent with the recommendation of the Company's independent compensation consultant at the time, Pay Governance. The Non-Employee Director Compensation Policy provides additional compensation for serving as an independent chairman of the Board of Directors and as a chairperson of a committee, as follows:

▪	Independent Chairman: $50,000

▪	Chair of Audit Committee $15,000

▪	Chair of Compensation Committee: $10,000

▪	Chair of Corporate Governance & Nominating Committee: $10,000

Equity or Other Security Ownership Requirements or Guidelines

In June 2015, the Company formally adopted guidelines regarding ownership of Company securities by Directors. Directors are expected to own a minimum of 30,000 shares or $300,000 of Company stock, whichever is less. Such ownership may be phased in over a five-year period, commencing on the date upon which the Director is first elected or appointed to the Board of Directors. Directors who have not yet attained the minimum level of ownership shall not be permitted to sell Company stock, except in special circumstances, which must be approved, in advance, by the Board of Directors. In November 2015, the Company amended its Corporate Governance Principles to, among other things, reflect these guidelines.

All directors currently meet this requirement or are expected to meet this requirement through the issuance of restricted stock as part of their annual directors' fees.

Compensation Committee Interlocks and Insider Participation

During the 2016 fiscal year, no member of the Compensation Committee was, or had been, an officer or employee of the Company or had any relationship requiring disclosure under the rules or regulations of the SEC. During 2016, no executive officer of the Company served as a member of the compensation committee of or as a director of another entity, one of whose executive officers served on the Compensation Committee or as a director of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information known to us regarding the ownership of our Common Stock as of March 1, 2017 by:

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

With respect to each person, beneficial ownership is therefore based on 13,621,267 shares of Common Stock outstanding as of March 1, 2017, plus the number of shares of Common Stock the investor has the right to acquire within 60 days of March 1, 2017. Shares of Common Stock that the investor has the right to acquire within 60 days of March 1, 2017, for example, pursuant to an option award, are considered outstanding and beneficially owned by the person holding the restricted stock for the purposes of computing beneficial ownership of that person and of the directors and executive officers as a group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. No shares of Common Stock beneficially owned by any executive officer or director have been pledged as security.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Gregory L. Summe	1,440,339	(2)	10.6%
Sanford S. Neuman	273,575	(3)	2.0%
Daniel G. Korte	189,013	(4)	1.4%
John M. Roeder	61,160	(5)	*
John S. Eulich	52,299	(6)	*
Judith W. Northup	43,217	(7)	*

Gerald E. Daniels	35,615	(8)	*
Clifford C. Stebe, Jr.	33,563	(9)	*
Steven K. Schaffer	19,063	(10)	*
Renée Skonier	16,591	(11)	*
Jennifer L. Alfaro	15,792	(12)	*
Keith M. Schrader	9,441	(13)	*
David J. Wright	6,476	(14)	*
Lawrence J. Resnick	6,363	(15)	*
Jay P. Inman, Jr.	5,939	(16)	*
All Directors and Executive Officers as a group (15 persons)	2,208,446	(17)	16.2%

Gregory L. Summe	1,422,789	(18)	10.4%
Glen Capital Partners GP LLC
800 South Street, Suite 160
Waltham, Massachusetts 02453

Royce & Associates, L.P.	1,407,435	(19)	10.3%
745 5th Avenue
New York, New York 10151

Alexis P. Michas	1,327,083	(20)	9.7%
Juniper Investment Company, LLC
940 Winter Street
Waltham, Massachusetts 02451

Adage Capital Partners, L.P.	1,162,766	(21)	8.5%
200 Clarendon Street, 52nd Floor
Boston, Massachusetts 02116

Paradigm Capital Management Inc.	863,663	(22)	6.3%
9 Elk Street
Albany, New York 12207

Rutabaga Capital Management LLC	696,593	(23)	5.1%
64 Broad Street, 3rd Floor
Boston, Massachusetts 02109

Dimensional Fund Advisors LP	679,768	(24)	5.0%
6300 Bee Cave Road
Austin, Texas, 78746

* Represents less than 1% of the shares of Common Stock outstanding as of March 1, 2017.

1.	Percentages are based on 13,621,267 shares of Common Stock outstanding as of March 1, 2017.

2.
Includes 1,422,789 shares of common stock owned by Glen Capital Partners Focus Fund, L.P. (the “Fund”). Mr. Summe is the sole member of Glen Capital Partners, LLC and the control person of Glen Capital Partners GP I LLC, the advisor and general partner of Fund, respectively, and therefore Mr. Summe may be deemed to beneficially own the shares owned by the Fund. Includes 7,022 shares that Mr. Summe elected to defer pursuant to the Company’s Non-Qualified Deferred Compensation Plan under which he has a right to acquire such shares within 30 days of certain triggering events as specified therein.

3.
Includes 6,800 shares of Common Stock held in various trusts for which Mr. Neuman, as trustee but not as beneficiary, maintains sole voting and investment authority. Also includes 7,022 shares of restricted stock that are scheduled to vest in June 2017.

4.
Includes 737 shares of Common Stock held of record by Charles Schwab Trust Company as trustee of the Company’s Profit Sharing Plan for the benefit of Mr. Korte and 150,026 shares of restricted stock vesting between March 2017 and March 2020.

5.	Includes 13,459 shares of restricted stock held by Mr. Roeder vesting in June 2017.

6.	Includes 12,874 shares of restricted stock held by Mr. Eulich vesting in June 2017.

7.	Includes 8,192 shares of restricted stock held by Ms. Northup vesting in June 2017.

8.	Includes 14,980 shares of restricted stock held by Mr. Daniels vesting in June 2017.

9.
Includes 955 shares of Common Stock held of record by Charles Schwab Trust Company as trustee of the Company’s Profit Sharing Plan for the benefit of Mr. Stebe and 20,777 shares of restricted stock vesting between May 2017 and March 2019. Also includes 1,500 shares of Common Stock held by Mr. Stebe’s spouse.

10.
Includes 17,832 shares that Mr. Schaffer elected to defer pursuant to the Company’s Non-Qualified Deferred Compensation Plan under which he has a right to acquire such shares within 30 days of certain triggering events as specified therein.

11.
Includes 1,645 shares of Common Stock held of record by Charles Schwab Trust Company as trustee of the Company’s Profit Sharing Plan for the benefit of Ms. Skonier and 12,530 shares of restricted stock vesting between May 2017 and March 2019.

12.
Includes 219 shares of Common Stock held of record by Charles Schwab Trust Company as trustee of the Company’s Profit Sharing Plan for the benefit of Ms. Alfaro and 15,573 shares of restricted stock vesting between February 2018 and March 2019.

13.
Includes 175 shares of Common Stock held of record by Charles Schwab Trust Company as trustee of the Company’s Profit Sharing Plan for the benefit of Mr. Schrader and 6,015 shares of restricted stock vesting between January 2018 and February 2019.

14.	Includes 6,476 shares of restricted stock held by Mr. Wright vesting in March 2019.

15.
Includes 3,483 shares that Mr. Resnick elected to defer pursuant to the Company’s Non-Qualified Deferred Compensation Plan under which he has a right to acquire such shares within 30 days of certain triggering events as specified therein.

16.
Includes 700 shares of Common Stock held of record by Charles Schwab Trust Company as trustee of the Company’s Profit Sharing Plan for the benefit of Mr. Inman and 5,239 shares of restricted stock vesting in January 2018.

17.
Includes (a) 4,431 shares of Common Stock held of record by Charles Schwab Trust Company as trustee of the Company’s Profit Sharing Plan for the benefit of executive officers of the Company, and (b) 301,500 shares of restricted stock held by executive officers and directors of the Company.

18.
The 1,422,789 shares of common stock are the same shares as indicated in the indirect beneficial ownership table for Mr. Summe. As the sole member of Glen Capital Partners, LLC and the control person of Glen Capital Partners GP I LLC, the advisor and general partner of the Fund, respectively, Mr. Summe is deemed to beneficially own the shares owned by the Fund.

19.	As reported on Schedule 13G/A filed with the SEC on January 31, 2017 by Royce & Associates, L.P.

20.	As reported on Schedule 13D/A filed with the SEC on February 15, 2017 by Alexis P. Michas.

21.
As reported on Schedule 13G/A filed with the SEC on February 9, 2017 by Adage Capital Partners, L.P., Adage Capital Partners GP, L.L.C., Adage Capital Advisors, L.L.C., Robert Atchinson and Phillip Gross.

22.	As reported on Schedule 13G filed with the SEC on February 14, 2017 by Paradigm Capital Management, Inc.

23.	As reported on Schedule 13G/A filed with the SEC on February 15, 2017 by Rutabaga Capital Management, LLC.

24. As reported on Schedule 13G/A filed with the SEC on February 9, 2017 by Dimensional Fund Advisors LP., a Delaware limited partnership.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Review of Related-Party Transactions

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

All directors and executive officers annually complete, sign and submit a directors’ and officers’ questionnaire designed to, among other things, identify related person transactions on both an actual and potential conflicts of interest basis. Our directors and officers are also required to update their information if there are any changes during the year. Under the Company’s Code of Ethics and Business Conduct, our directors and officers are required to immediately disclose all relevant facts and circumstances of any such potential conflict of interest to our Compliance Officer for his or her initial review. If the Compliance Officer determines that there appears to be an actual or potential conflict, he or she will refer the matter to the CG&N Committee to determine whether the related person has a material interest in the transaction requiring its approval, ratification, rescission or other action determined to be appropriate by the CG&N Committee.

Determination of Director Independence

Rules of the NASDAQ Stock Market LLC require that a majority of the Board of Directors be “independent,” as defined in the NASDAQ Listing Rule 5605(a)(2). Under the NASDAQ rules, the Board of Directors must make an affirmative determination that a director is independent by determining that the director has no relationships that, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board of Directors has reviewed the independence of its directors under the NASDAQ rules. During this review, the Board of Directors considered transactions and relationships between each director, or any member of his or her family, and the Company. Consistent with the review and recommendation of the CG&N Committee, the Board of Directors has determined that Messrs. Daniels, Eulich, Neuman, Resnick, Roeder, Schaffer, and Summe, and Ms. Northup are independent under the NASDAQ Listing Rule 5605(a)(2).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the amount of audit fees, tax fees, audit-related fees and all other fees billed or expected to be billed by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm for the years ended December 31, 2016 and December 31, 2015:

	2016	2015

Audit fees (1)	$915,000	$933,000
Tax fees (2)	334,999	417,062
All other fees (3)	30,190	5,800
Total Fees	$1,280,189	$1,355,862

1.	Includes annual financial statement audit, audit of the Company’s internal control over financial reporting and quarterly review services.

2.	Includes fees associated with federal, state and international tax compliance and consulting services.

3.
Includes fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements that are not reported under "Audit fees."

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Charles and State of Missouri on the 3rd day of April, 2017.

LMI AEROSPACE, INC.

By:	/s/ Daniel G. Korte
Daniel G. Korte
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ Daniel G. Korte		April 3, 2017
Daniel G. Korte	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Clifford C. Stebe, Jr.		April 3, 2017
Clifford C. Stebe, Jr.	Chief Financial Officer and Chief Accounting Officer

/s/ Gerald E. Daniels		April 3, 2017
Gerald E. Daniels	Chairman of the Board and Director

/s/ Sanford S. Neuman		April 4, 2017
Sanford S. Neuman	Director

/s/ Gregory L. Summe		April 3, 2017
Gregory L. Summe	Director

/s/ Lawrence J. Resnick		April 3, 2017
Lawrence J. Resnick	Director

/s/ John M. Roeder		April 3, 2017
John M. Roeder	Director

/s/ John S. Eulich		April 3, 2017
John S. Eulich	Director

/s/ Judith W. Northup		April 3, 2017
Judith W. Northup	Director

/s/ Steven K. Schaffer		April 3, 2017
Steven K. Schaffer	Director

EXHIBIT INDEX

Exhibit Number	Description

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