Form 10-Q
period 2017-03-31
LMI AEROSPACE INC
filed 2017-05-10
CIK 1059562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017.
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

On May 1, 2017, there were 13,694,093 shares of our common stock, par value $0.02 per share, outstanding.

LMI AEROSPACE, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDING MARCH 31, 2017

PART I.  FINANCIAL INFORMATION

 PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
LMI Aerospace, Inc. Condensed Consolidated Balance Sheets (Amounts in thousands, except share and per share data) (Unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$723	$2,491
Accounts receivable, net	59,117	51,269
Inventories	130,259	122,761
Prepaid expenses and other current assets	4,566	3,586
Total current assets	194,665	180,107

Property, plant and equipment, net	101,175	99,515
Goodwill	62,482	62,482
Intangible assets, net	38,064	38,852
Other assets	2,454	2,676
Total assets	$398,840	$383,632

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$31,859	$29,378
Accrued expenses	20,594	25,543
Current installments of long-term debt and capital lease obligations	2,725	2,655
Total current liabilities	55,178	57,576

Long-term liabilities:
Long-term debt and capital lease obligations, less current installments	260,479	237,398
Other long-term liabilities	2,412	3,117
Total long-term liabilities	262,891	240,515

Shareholders’ equity:
Common stock, $0.02 par value per share; authorized 28,000,000 shares; issued 13,701,350 and 13,625,205 shares at March 31, 2017 and December 31, 2016, respectively	274	273
Preferred stock, $0.02 par value per share; authorized 2,000,000 shares; none issued at either date	—	—
Additional paid-in capital	101,630	99,955
Accumulated other comprehensive loss	(260)	(282)
Accumulated deficit	(20,873)	(14,405)
Total shareholders’ equity	80,771	85,541
Total liabilities and shareholders’ equity	$398,840	$383,632

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc. Condensed Consolidated Statements of Comprehensive Income (Loss) (Amounts in thousands, except share and per share data) (Unaudited)

	Three Months Ended March 31,
	2017	2016
Sales and service revenue
Product sales	$78,572	$75,862
Service revenue	5,248	11,469
Net sales	83,820	87,331
Cost of sales and service revenue
Cost of product sales	65,363	60,336
Cost of service revenue	6,016	10,765
Cost of sales	71,379	71,101
Gross profit	12,441	16,230

Selling, general and administrative expenses:
Selling, general and administrative expenses	10,834	11,853
Merger expense	2,534	—
Restructuring expense	(20)	947
Total selling, general and administrative expenses	13,348	12,800
(Loss) income from operations	(907)	3,430

Other (expense) income:
Interest expense	(5,218)	(5,263)
Other, net	(333)	(90)
Total other expense	(5,551)	(5,353)

Loss before income taxes	(6,458)	(1,923)
Provision (benefit) for income taxes	10	(164)
Net loss	(6,468)	(1,759)

Other comprehensive income (loss):
Change in foreign currency translation adjustment	22	(13)
Total comprehensive loss	$(6,446)	$(1,772)

Amounts per common share:
Net loss per common share	$(0.49)	$(0.14)

Net loss per common share assuming dilution	$(0.49)	$(0.14)

Weighted average common shares outstanding	13,213,051	12,975,485

Weighted average dilutive common shares outstanding	13,213,051	12,975,485

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc. Condensed Consolidated Statements of Cash Flows (Amounts in thousands) (Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net loss	$(6,468)	$(1,759)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	4,462	4,900
Amortization of debt issuance cost	469	478
Stock based compensation	273	345
Other non-cash items	(47)	(65)
Changes in operating assets and liabilities:
Accounts receivable	(7,862)	(6,475)
Inventories	(7,654)	(4,740)
Prepaid expenses and other assets	(910)	(387)
Current income taxes	5	(38)
Accounts payable	4,781	7,388
Accrued expenses	(3,419)	(6,891)
Net cash used by operating activities	(16,370)	(7,244)
Investing activities:
Additions to property, plant and equipment	(8,101)	(2,418)
Proceeds from sale of property, plant and equipment	—	6
Net cash used by investing activities	(8,101)	(2,412)
Financing activities:
Proceeds from issuance of debt	—	1,465
Principal payments on long-term debt and notes payable	(666)	(874)
Advances on revolving line of credit	53,000	2,000
Payments on revolving line of credit	(29,500)	(2,000)
Other, net	(131)	—
Net cash provided by financing activities	22,703	591
Net decrease in cash and cash equivalents	(1,768)	(9,065)
Cash and cash equivalents, beginning of period	2,491	10,504
Cash and cash equivalents, end of period	$723	$1,439
Supplemental disclosure of non-cash transactions:
Defined contribution plan funding in Company stock	$1,535	$1,472

See accompanying notes to condensed consolidated financial statements.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2017

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, all recurring adjustments considered necessary for a fair statement have been included.  Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the  Annual Report on Form 10-K, as amended, of LMI Aerospace, Inc. (the "Company”, "us", "we", "our") for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on April 4, 2017.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts in the financial statements and accompanying notes.  Actual results could differ from these estimates.

Pending Merger

On February 16, 2017, the Company entered into a Merger Agreement with Sonaca S.A. relating to the proposed acquisition of the Company.  As a result of the pending merger, the Company incurred $2,534 in legal and other transaction costs in the first quarter of 2017.  These costs were reflected in the selling, general, and administrative section on a separate line of the Condensed Consolidated Statements of Comprehensive Income (Loss).

Additional information regarding the merger transaction may be found in the Company's definitive proxy statement and form of proxy filed with the SEC on Schedule 14A on April 24, 2017, which was also mailed to shareholders of the Company on or about April 28, 2017.

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers" (Topic 606). The new standard is effective for reporting periods beginning after December 15, 2017 and the Company plans to adopt the standard in the first quarter of 2018. The standard supersedes existing revenue recognition guidance, including industry-specific guidance, and provides companies with a single revenue recognition model for recognizing revenue from contracts with customers. The standard requires revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The adoption of the new standard may have a material impact on our income statement and balance sheet but we have not completed the quantification of that impact at this time.

The Company performed a preliminary review of its significant contracts and has identified differences that would result from applying the new standard to those contracts. Based on this review, we currently expect that the timing of the recognition of revenue and related costs may change for a significant portion of our business. Some of our contracts on which we currently recognize revenue when risk of loss is transferred to the customer may recognize revenue as costs are incurred under the new standard. In addition, some long-term production contracts for which we currently recognize cost at an average expected margin over the life of the contract may recognize costs attributable to each individual unit as control is transferred to the customer. under the new standard. Adoption of the new standard will not change the total amount of revenue recognized on these contracts, only

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2017

the timing of when revenue is recognized. These changes also have the potential to significantly alter the amount of deferred contract costs in inventory reported on our balance sheet.

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

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," which amends Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation. The standard requires excess tax benefits or deficiencies for share-based payments be recorded in the period shares vest as income tax expense or benefit, rather than within Additional Paid-in Capital. Cash flows related to excess tax benefits will be included in operating activities and will no longer be separately classified as a financing activity. The new standard is effective for reporting periods beginning after December 15, 2016 and early adoption is permitted. The Company adopted the new standard on January 1, 2017 which did not result in a material impact to our financial statements.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments." The guidance addresses the classification of cash flow related to (1) debt prepayment or extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance, including bank-owned life insurance, (6) distributions received from equity method investees and (7) beneficial interests in securitization transactions. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance will generally be applied retrospectively and is effective for financial statements issued for annual reporting periods beginning after December 15, 2017. Early application is permitted and the Company adopted the new standard on January 1, 2017. The adoption of this standard did not result in a material impact to our financial statements.
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

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  The valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  There have been no changes in the methodologies used at March 31, 2017.  There were no transfers between levels during 2017 and 2016.

					2017
	Assets and Liabilities at Fair Value				Total
	as of March 31, 2017				Gains
	Total	(Level 1)	(Level 2)	(Level 3)	(Losses)
Non-recurring Fair Value Measurements:
Asset:
Intangible assets, net	$38,064	$—	$—	$38,064	$—
Goodwill (1)	$62,482	$—	$—	$62,482	$—
(1) The fair value of goodwill is tested at least annually for impairment.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2017

					2016
	Assets and Liabilities at Fair Value				Total
	as of December 31, 2016				Gains
	Total	(Level 1)	(Level 2)	(Level 3)	(Losses)
Non-recurring Fair Value Measurements:
Asset:
Intangible assets, net (1)	$38,852	$—	$—	$38,852	$(4,066)
Goodwill (2)	$62,482	$—	$—	$62,482	$(24,302)
(1) The fair value of intangibles relating to the acquisition of Valent Aerostructures LLC was determined by third parties in connection with the purchase and recorded at those values. The intangibles relating to the Engineering Services reporting unit were deemed impaired during 2016 and a $4,066 impairment charge was recorded in the Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2016.
(2) The Company performed its annual impairment analysis of goodwill related to the Aerostructures reporting units during the fourth quarter of 2016 and determined no adjustments to the carrying value were necessary. The value of the goodwill relating to the Engineering Services reporting unit was deemed fully impaired during 2016 and a $24,302 impairment charge was recorded in the Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2016.

3.	Accounts Receivable, Net

Accounts receivable, net consists of the following:

	March 31, 2017	December 31, 2016
Trade receivables	$54,454	$44,927
Unbilled revenue	3,310	4,318
Other receivables	1,736	2,372
	59,500	51,617
Less: Allowance for doubtful accounts	(383)	(348)
Accounts receivable, net	$59,117	$51,269

Under contract accounting, unbilled revenues arise when the sales or revenues based on performance attainment, though appropriately recognized, cannot be billed yet under terms of the contract as of the balance sheet date. Included in unbilled revenue at March 31, 2017 and December 31, 2016 are $1,009 and $926, respectively, related to unpriced change orders or claims that are subject to negotiation. The final resolution of these unpriced items could result in either a favorable or unfavorable change in the revenue recognized to date on the associated contracts.

Accounts receivable expected to be collected after one year is not material.

The Company records changes in contract estimates using the cumulative catch-up method in accordance with the Revenue Recognition topic of the FASB Accounting Standards Codification.  Cumulative catch-up adjustments had the following impacts to operating income for the periods presented:

	Three Months Ended March 31,
	2017	2016
Favorable adjustments	$303	$83
Unfavorable adjustments	(282)	(168)
Net favorable (unfavorable) operating income adjustments	$21	$(85)

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2017

At March 31, 2017 and December 31, 2016, the Company had recognized a loss reserve of $3,938 and $3,895, respectively, on the Mitsubishi Regional Jet design-build program. Adjustments related to this program were recorded as a reduction to revenue in the Consolidated Statements of Comprehensive Income (Loss).

4.	Inventories

Inventories consist of the following:

	March 31, 2017	December 31, 2016
Raw materials	$17,050	$12,822
Work in progress	25,855	23,795
Manufactured and purchased components	22,585	20,922
Finished goods	27,897	28,346
Product inventory	93,387	85,885
Capitalized contract costs	36,872	36,876
Total inventories	$130,259	$122,761

Inventories include capitalized contract costs relating to programs and contracts with long-term production cycles.  The Company believes these amounts will be fully recovered over the life of the contracts. In accordance with ASC 605-35-45-1&2, the provisions for anticipated losses on contracts are accounted for as additional contract cost and recognized as part of cost of sales. Provisions for losses are recorded as a reduction of related contract costs recorded in inventory. At March 31, 2017 and December 31, 2016, the Company had no contracts with loss reserves accounted for as a reduction of inventory.

The following table illustrates the market to which capitalized contract cost at March 31, 2017 and December 31, 2016 related:

	March 31, 2017	December 31, 2016
Large commercial aircraft	$10,693	$10,852
Corporate and regional aircraft	21,179	21,081
Military	5,000	4,943
Total capitalized contract cost	$36,872	$36,876

5.	Goodwill and Intangible Assets

Goodwill

The following table summarizes the net carrying amount of goodwill by segment at March 31, 2017 and December 31, 2016, respectively:

	Aerostructures		Engineering Services		Total
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2017	2016	2017	2016	2017	2016
Balance at:
Gross Goodwill	$141,953	$141,953	$50,741	$50,741	$192,694	$192,694
Accumulated impairment loss	(79,471)	(79,471)	(50,741)	(50,741)	(130,212)	(130,212)
Net Goodwill	$62,482	$62,482	$—	$—	$62,482	$62,482

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2017

The carrying value of goodwill is assessed annually, during the fourth quarter, unless a triggering event occurs. Following an assessment, an impairment charge is recorded if appropriate. A triggering event did not occur in the first quarter of 2017 that would require the Company to perform an impairment evaluation.
Intangible Assets

Intangible assets primarily consist of trademarks and customer intangibles.  The carrying values were as follows:

	March 31, 2017	December 31, 2016
Trademarks	$778	$778
Customer intangible assets	68,991	68,991
Other	1,274	1,274
Accumulated amortization and impairment	(32,979)	(32,191)
Intangible assets, net	$38,064	$38,852

Intangibles amortization expense was $788 and $1,036 for the three months ended March 31, 2017 and 2016, respectively. The accumulated amortization balances at March 31, 2017 and December 31, 2016, respectively, were $778 and $778 for trademarks, $31,155 and $30,399 for customer intangible assets, and $1,046 and $1,014 for other intangible assets.

Intangible assets related to the acquisition of Valent Aerostructures, LLC are amortized on the straight-line method as this approximates the pattern of economic benefit of each intangible asset.  All other remaining intangible assets are not material.

6.	Long-term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following:

	March 31, 2017	December 31, 2016

Second priority senior secured notes at a fixed rate of 7.375% at March 31, 2017	$224,175	$224,175
Revolver under credit agreement, variable rate	23,500	—
Industrial Revenue Bonds at a fixed rate of 2.80% at March 31, 2017 and December 31, 2016	6,342	6,456
Capital leases, at fixed rates ranging from 3.00% to 4.50% at March 31, 2017 and December 31, 2016	9,925	10,293
Notes payable, principal and interest payable monthly, at fixed rates ranging from 2.45% to 5.00% at March 31, 2017 and December 31, 2016	2,194	2,377
Debt issuance cost	(2,932)	(3,248)
Total debt	$263,204	$240,053
Less current installments	2,725	2,655
Total long-term debt and capital lease obligations	$260,479	$237,398

At March 31, 2017, the Company had $224,175 in outstanding second-priority senior secured notes maturing on July 15, 2019. The Company records these notes at cost. The fair value of these notes, based on the last market price transaction in the quarter ended March 31, 2017 of 1.03625, was $232,301. Obligations under these notes are secured by substantially all of the Company’s assets and bear interest at 7.375%, paid semi-annually in January and July.

The Company's revolving credit agreement provides for a revolving credit facility of up to $90,000.  At March 31, 2017, the Company had $23,500 in outstanding borrowings under the facility. Under the agreement, the co-collateral agents may establish a reserve against the facility. At March 31, 2017, the reserve established was $15,000, which reduced the maximum availability to $75,000. Based on the amount of eligible assets at March 31, 2017, reduced by outstanding revolving credit

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2017

borrowings and outstanding letters of credit of $1,325, the remaining amount available for revolving credit facility borrowings was $50,175. The maximum amount, less reserves, available for borrowing at levels below $30,000 is based on a sum of 45% of eligible receivables, 30% of eligible inventories and an additional amount of eligible equipment up to 20% of total borrowings under the facility. The maximum amount, less reserves, available for borrowing at levels above $30,000 is based on a sum of 75% of eligible receivables, 45% of eligible inventories and an additional amount of eligible equipment up to 20% of total borrowings under the facility. Borrowings under the facility are secured by a first lien on substantially all of the Company’s assets and bear interest at either the LIBOR rate plus a margin of 3.00% to 3.50% or the alternate base rate, which is the highest of the following plus a margin of 2.00% to 2.50%, respectively, with the applicable margins for the revolving credit facility subject to a grid based on the average availability ratio of the Company for the most recently completed quarter:

•Prime rate,
•Federal funds rate plus 0.5%, or,
•The adjusted Eurodollar rate for an interest period of one month plus 1.0%.

For the three months ended March 31, 2017, the actual interest rate incurred for the revolving credit facility was 4.8% on average outstanding borrowings of $18,267.

The Company is required to pay a commitment fee of between 0.375% and 0.5% per annum on the unused portion of the revolving credit facility, depending on the average revolver usage during the period as compared to the total available borrowings under the facility. At March 31, 2017, the commitment fee was 0.5%.

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

At March 31, 2017, the Company was in compliance with all of its covenants and expects to be in compliance with its covenants in future periods.  If the Company fails to meet any covenants in the credit agreement, the Company would not be in compliance with the credit agreement and the lenders would be entitled to exercise various rights, including causing the amounts outstanding under the revolving credit facility to become immediately due and payable.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2017

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

	Three Months Ended
	March 31,
	2017	2016
Numerators
Net loss	$(6,468)	$(1,759)
Denominators
Weighted average common shares - basic	13,213,051	12,975,485

Dilutive effect of restricted stock	—	—

Weighted average common shares - diluted	13,213,051	12,975,485

Basic loss per share	$(0.49)	$(0.14)

Diluted loss per share	$(0.49)	$(0.14)

For the three months ended March 31, 2017 and March 31, 2016, restricted shares of 256,793 and 83,603, respectively, were not included in the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive. These securities could be dilutive in future periods.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2017

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

All outstanding share-based grants under the 2005 Plan are in the form of restricted stock. A summary of the activity for non-vested restricted stock awards under the 2005 Plan is presented below:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	168,550	$13.53
Granted	—	—
Vested	(27,767)	13.98
Forfeited	(18,912)	14.53
Outstanding at March 31, 2017	121,871	$13.08

Common stock compensation expense related to restricted stock awards granted under the 2005 Plan was $70 and $161 for the three months ended March 31, 2017 and 2016, respectively.

Total unrecognized compensation costs related to non-vested, share-based awards granted or awarded under the 2005 Plan were $291 and $513 at March 31, 2017 and December 31, 2016, respectively.  These costs are expected to be recognized over a weighted average period of 0.9 years at March 31, 2017.

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

All outstanding share-based grants under the 2015 Plan are in the form of restricted stock. A summary of the activity for non-vested restricted stock awards under the 2015 Plan is presented below:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017 (1)	274,128	$8.46
Granted	9,098	8.62
Vested	—	—
Forfeited	(15,774)	9.04
Outstanding at March 31, 2017 (1)	267,452	$8.46
(1) Includes 6,129 shares for which service requirements are met that remain subject to deferral at March 31, 2017 pursuant to the LMI Aerospace, Inc. Non-Qualified Deferred Compensation Plan for Senior Executives and Outside Directors.

Common stock compensation expense related to restricted stock awards granted under the 2015 Plan was $196 and $174 for the three months ended March 31, 2017 and 2016, respectively.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2017

Total unrecognized compensation costs related to non-vested, share-based awards granted or awarded under the 2015 Plan were $991 and $1,510 at March 31, 2017 and December 31, 2016, respectively.  These costs are expected to be recognized over a weighted average period of 1.7 years at March 31, 2017.

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

Corporate assets, liabilities and expenses related to the Company's corporate offices, except for interest expense and income taxes, primarily support, and are recorded in, the Aerostructures segment. The table below presents information about reported segments on the same basis used internally to evaluate segment performance:

	Three months ended March 31,
	2017	2016
Net sales:
Aerostructures	$79,236	$76,954
Engineering Services	4,881	11,059
Eliminations	(297)	(682)
	$83,820	$87,331

Income from operations:
Aerostructures	$598	$3,465
Engineering Services	(1,430)	191
Eliminations	(75)	(226)
	$(907)	$3,430

10.	Customer Concentration

Direct sales, through both of the Company’s business segments, to our largest customer, Spirit Aerosystems (“Spirit”), accounted for 41.3% and 36.6% of the Company’s total revenues for the three months ended March 31, 2017 and 2016, respectively. Accounts receivable balances related to Spirit were 38.4% and 31.8% of the Company’s total accounts receivable balance at March 31, 2017 and December 31, 2016, respectively.

Direct sales, through both of the Company’s business segments, to our second largest customer, Gulfstream Aerospace Corporation, a General Dynamics company (“Gulfstream”), accounted for 11.7% and 11.5% of the Company’s total revenues for the three months ended March 31, 2017 and 2016, respectively. Accounts receivable balances resulting from direct sales to Gulfstream were 10.7% and 12.3% of the Company’s total accounts receivable balance at March 31, 2017 and December 31, 2016, respectively.

Direct sales, through both of the Company’s business segments, to our third largest customer, The Boeing Company (“Boeing”), accounted for 11.2% and 10.9% of the Company’s total revenues for the three months ended March 31, 2017 and 2016, respectively. Accounts receivable balances related to Boeing were 11.7% and 8.5% of the Company’s total accounts receivable balance at March 31, 2017 and December 31, 2016, respectively.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2017

11.	Income Taxes

The Company records income tax expense or benefit each quarter based on its estimated full-year effective tax rate. An income tax expense of $10 and and income tax benefit of $164 were recognized in the three months ended March 31, 2017 and March 31, 2016, respectively. The Company continues to carry a full valuation allowance on its net deferred tax assets, which totaled $21,540 and $21,027 at March 31, 2017 and December 31, 2016, respectively.

12.	Restructuring

The Company committed to and implemented various restructuring plans in 2016 and 2017. Included in those plans were the relocation of the sheet-metal fabrication operation in Wichita, Kansas to other facilities within the Company. Other employment separation activities, which were primarily severance related, were also implemented as part of the Company's overall reorganization and cost reduction initiatives. The expense associated with these plans was reflected in the selling, general, and administrative section on a separate line of the Condensed Consolidated Statements of Comprehensive Income (Loss). The following table summarizes the incurred charges (reversals) associated with these restructuring activities:

	Three months ended
	March 31,
	2017	2016

Wichita, Kansas sheet-metal operations relocation	(20)	—
Other employment separation activities	—	947
Total	$(20)	$947

Expense incurred by segment:
Aerostructures	$(20)	$947
Engineering Services	—	—
Total	$(20)	$947

The Company does not expect to recognize any additional restructuring expenses related to these plans, as all have been completed.

Cash payments were made associated with restructuring plans of $203 and $235 in the three months ended March 31, 2017 and 2016, respectively.

The following table summarizes the Company's restructuring activities during the three months ended March 31, 2017:

Employee
Severance

Accrued restructuring balance as of December 31, 2016	$285
Accrual reversals	(20)
Cash payments	(203)
Accrued restructuring balance as of March 31, 2017	$62

Accrued restructuring of $62 at March 31, 2017 is expected to be paid in the second quarter of 2017.

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2017

13.	Legal Contingencies

The Company is not named as a defendant in a lawsuit that is outside the normal course of business that it deems material.  In accordance with generally accepted accounting principles, management discloses the amount or range of reasonably possible losses in a lawsuit in which the Company is a named defendant.  In the opinion of management, after consulting with legal counsel, any losses resulting from lawsuits in the normal course of business should not have a material effect on the Company’s financial position, cash flows or results of operations.

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

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2017

CONDENSED CONSOLIDATING BALANCE SHEET
as of March 31, 2017

	LMIA(Guarantor Parent)	Guarantor Subsidiaries	Consolidating/Eliminating Entries	Consolidated
Assets
Current assets:
Cash and cash equivalents	$607	$116	$—	$723
Trade accounts receivable, net	715	58,402	—	59,117
Intercompany receivables	53,796	12,400	(66,196)	—
Inventories	—	130,259	—	130,259
Prepaid expenses and other current assets	2,219	2,347	—	4,566
Total current assets	57,337	203,524	(66,196)	194,665

Property, plant and equipment, net	8,009	93,166	—	101,175
Investments in subsidiaries	285,650	—	(285,650)	—
Goodwill	—	62,482	—	62,482
Intangible assets, net	—	38,064	—	38,064
Other assets	1,641	813	—	2,454
Total assets	$352,637	$398,049	$(351,846)	$398,840

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,572	$30,287	$—	$31,859
Accrued expenses	11,866	8,728	—	20,594
Intercompany payables	12,400	53,796	(66,196)	—
Current installments of long-term debt and capital lease obligations	67	2,658	—	2,725
Total current liabilities	25,905	95,469	(66,196)	55,178

Long-term debt and capital lease obligations, less current installments	244,912	15,567	—	260,479
Other long-term liabilities	1,049	1,363	—	2,412
Deferred income taxes	—	—	—	—
Total long-term liabilities	245,961	16,930	—	262,891

Total shareholders’ equity	80,771	285,650	(285,650)	80,771
Total liabilities and shareholders’ equity	$352,637	$398,049	$(351,846)	$398,840

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2017

CONDENSED CONSOLIDATING BALANCE SHEET
as of December 31, 2016

	LMIA(Guarantor Parent)	Guarantor Subsidiaries	Consolidating/Eliminating Entries	Consolidated
Assets
Current assets:
Cash and cash equivalents	$2,382	$109	$—	$2,491
Trade accounts receivable, net	660	50,609	—	51,269
Intercompany receivables	244,792	312,332	(557,124)	$—
Inventories	—	122,761	—	122,761
Prepaid expenses and other current assets	1,548	2,038	—	3,586
Total current assets	249,382	487,849	(557,124)	180,107

Property, plant and equipment, net	6,490	93,025	—	99,515
Investments in subsidiaries	375,738	—	(375,738)	—
Goodwill	—	62,482	—	62,482
Intangible assets, net	—	38,852	—	38,852
Other assets	1,790	886	—	2,676
Total assets	$633,400	$683,094	$(932,862)	$383,632

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$410	$28,968	$—	$29,378
Accrued expenses	13,912	11,631	—	25,543
Intercompany payables	310,644	246,480	(557,124)	—
Current installments of long-term debt and capital lease obligations	89	2,566	—	2,655
Total current liabilities	325,055	289,645	(557,124)	57,576

Long-term debt and capital lease obligations, less current installments	221,101	16,297	—	237,398
Other long-term liabilities	1,703	1,414	—	3,117
Total long-term liabilities	222,804	17,711	—	240,515

Total shareholders’ equity	85,541	375,738	(375,738)	85,541
Total liabilities and shareholders’ equity	$633,400	$683,094	$(932,862)	$383,632

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2017

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the three Months Ended March 31, 2017

	LMIA(Guarantor Parent)	Guarantor Subsidiaries	Consolidating/Eliminating Entries	Consolidated
Sales and service revenue
Product sales	$(24)	$78,572	$24	$78,572
Service revenues	10,890	5,248	(10,890)	5,248
Net sales	10,866	83,820	(10,866)	83,820
Cost of sales and service revenue
Cost of product sales	—	65,363		65,363
Cost of service revenues	10,803	6,079	(10,866)	6,016
Cost of sales	10,803	71,442	(10,866)	71,379
Gross profit	63	12,378	—	12,441
Selling, general and administrative expenses	—	10,834	—	10,834
Merger Expense	2,534	—	—	2,534
Restructuring expense	—	(20)	—	(20)
(Loss) income from operations	(2,471)	1,564	—	(907)
Other income (expense):
Interest expense	(4,998)	(220)	—	(5,218)
Other, net	5	(338)	—	(333)
Income (loss) from equity investments in subsidiaries	1,018	—	(1,018)	—
Total other expense	(3,975)	(558)	(1,018)	(5,551)
(Loss) income before income taxes	(6,446)	1,006	(1,018)	(6,458)
Provision for income taxes	—	10	—	10
Net (loss) income	(6,446)	996	(1,018)	(6,468)
Other comprehensive income (expense):
Change in foreign currency translation adjustment	—	22	—	22
Total comprehensive (loss) income	$(6,446)	$1,018	$(1,018)	$(6,446)

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2017

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the three Months Ended March 31, 2016

	LMIA(Guarantor Parent)	Guarantor Subsidiaries	Consolidating/Eliminating Entries	Consolidated
Sales and service revenue
Product sales	$58	$75,804	$—	$75,862
Service revenues	11,378	11,527	(11,436)	11,469
Net sales	11,436	87,331	(11,436)	87,331
Cost of sales and service revenue
Cost of product sales	59	60,277	—	60,336
Cost of service revenues	11,395	10,836	(11,466)	10,765
Cost of sales	11,454	71,113	(11,466)	71,101
Gross profit	(18)	16,218	30	16,230
Selling, general and administrative expenses	—	11,853	—	11,853
Restructuring expense	451	496	—	947
(Loss) income from operations	(469)	3,869	30	3,430
Other income (expense):
Interest expense	(5,030)	(233)	—	(5,263)
Other, net	2	(92)	—	(90)
Income (loss) from equity investments in subsidiaries	3,695	—	(3,695)	—
Total other expense	(1,333)	(325)	(3,695)	(5,353)
(Loss) income before income taxes	(1,802)	3,544	(3,665)	(1,923)
(Benefit) provision for income taxes	—	(164)	—	(164)
Net (loss) income	(1,802)	3,708	(3,665)	(1,759)
Other comprehensive income (expense):
Change in foreign currency translation adjustment	—	(13)	—	(13)
Total comprehensive (loss) income	$(1,802)	$3,695	$(3,665)	$(1,772)

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2017

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the three Months Ended March 31, 2017

	LMIA(Guarantor Parent)	Guarantor Subsidiaries	Consolidating/Eliminating Entries	Consolidated
Operating activities:
Net (loss)/income	$(6,446)	$996	$(1,018)	$(6,468)
Adjustments for non-cash items	1,638	2,501	1,018	5,157
Net changes in operating assets and liabilities, net of acquired businesses	(510)	(14,549)	—	(15,059)
Intercompany activity	(17,750)	17,750	—	—
Net cash (used)/provided by operating activities	(23,068)	6,698	—	(16,370)
Investing activities:
Additions to property, plant and equipment	(2,070)	(6,031)	—	(8,101)
Proceeds from sale of equipment			—	—
Net cash used by investing activities	(2,070)	(6,031)	—	(8,101)
Financing activities:
Principal payments on long-term debt and notes payable	(24)	(642)	—	(666)
Advances on revolving line of credit	53,000	—	—	53,000
Payments on revolving line of credit	(29,500)	—	—	(29,500)
Other, net	(113)	(18)	—	(131)
Net cash provided (used)/provided by financing activities	23,363	(660)	—	22,703
Net (decrease) increase in cash and cash equivalents	(1,775)	7	—	(1,768)
Cash and cash equivalents, beginning of period	2,382	109	—	2,491
Cash and cash equivalents, end of period	$607	$116	$—	$723

LMI Aerospace, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)
(Unaudited)
March 31, 2017

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the three Months Ended March 31, 2016

	LMIA(Guarantor Parent)	Guarantor Subsidiaries	Consolidating/Eliminating Entries	Consolidated
Operating activities:
Net (loss)/income	$(1,802)	$3,708	$(3,665)	$(1,759)
Adjustments for non-cash items	(2,526)	4,519	3,665	5,658
Net changes in operating assets and liabilities, net of acquired businesses	(8,787)	(2,356)	—	(11,143)
Intercompany activity	4,776	(4,776)	—	—
Net cash (used)/provided by operating activities	(8,339)	1,095	—	(7,244)
Investing activities:
Additions to property, plant and equipment	(778)	(1,640)	—	(2,418)
Proceeds from sale of equipment	—	6	—	6
Net cash used by investing activities	(778)	(1,634)	—	(2,412)
Financing activities:
Proceeds from issuance of debt	—	1,465	—	1,465
Principal payments on long-term debt and notes payable	(22)	(852)	—	(874)
Advances on revolving line of credit	2,000	—	—	2,000
Payments on revolving line of credit	(2,000)	—	—	(2,000)
Payments for debt issuance cost	—	—	—	—
Net cash provided (used) by financing activities	(22)	613	—	591
Net (decrease) increase in cash and cash equivalents	(9,139)	74	—	(9,065)
Cash and cash equivalents, beginning of period	10,251	253	—	10,504
Cash and cash equivalents, end of period	$1,112	$327	$—	$1,439

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. The Company makes forward-looking statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q, which represent the Company’s expectations or beliefs about future events and financial performance.  When used in this report, the words “expect,” “believe,” “anticipate,” “goal,” “plan,” “intend,” “estimate,” “may,” “will” or similar words are intended to identify forward-looking statements.  These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events or results.  Such statements are subject to known and unknown risks, uncertainties and assumptions, including those referred to under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2016 (the “2016 Form 10-
K”) and otherwise described in the Company’s periodic filings and current reports filed with the Securities and Exchange Commission (the “SEC”).

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

This Quarterly Report on Form 10-Q should be read completely, in conjunction with our 2016 Form 10-K, as amended, and with the understanding that the Company’s actual future results may be materially different from what the Company expects.  All forward-looking statements made by the Company in this Quarterly Report on Form 10-Q and in the Company’s other filings with the SEC are qualified by these cautionary statements.

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the Company to make estimates and assumptions.  (See Note 1 of the Condensed Consolidated Financial Statements included as part of this Quarterly Report on Form 10-Q.)

The Company believes that certain significant accounting estimates have the potential to have a more significant impact on the financial statements either because of the significance of the financial statements to which they relate or because they involve a higher degree of judgment and complexity.  A summary of such critical accounting estimates can be found in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the 2016 Form 10-K, as amended.
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

Recent Events

On February 16, 2017, the Company entered into a Merger Agreement with Sonaca S.A. relating to the proposed acquisition of the Company. The Merger Agreement provides that each outstanding share of common stock of the Company will cease to be outstanding at the effective time of the merger and will be converted into the right to receive $14.00 in cash, without interest and subject to any applicable tax withholding. Shareholders of the Company will be asked to vote on the adoption of the Merger Agreement and approval of the merger at a special shareholders’ meeting that will be held on June 8, 2017. The Company expects to satisfy all closing conditions required by the Merger Agreement. Additional information regarding the merger transaction may be found in the Company's definitive proxy statement and form of proxy filed with the SEC on Schedule 14A on April 24, 2017, which was also mailed to shareholders of the Company on or about April 28, 2017.

Results of Operations

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Consolidated Operations

Cost of goods sold for the Aerostructures segment consist primarily of direct labor, materials, subcontract costs and manufacturing overhead, including indirect labor costs, depreciation, rent, supplies and other indirect costs.  Cost of goods sold for the Engineering Services segment consist primarily of direct labor, subcontract costs and overhead, including rent, maintenance, and indirect costs. Selling, general, and administrative expenses for both segments consist primarily of labor, rent, depreciation and amortization, professional services and other administrative expenses.

The following table is a summary of the Company's operating results for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31, 2017
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$79.2	$4.9	$(0.3)	$83.8
Cost of sales	66.2	5.4	(0.2)	71.4
Gross profit	13.0	(0.5)	(0.1)	12.4
S, G, & A	12.4	0.9	—	13.3
Income from operations	$0.6	$(1.4)	$(0.1)	$(0.9)

	Three Months Ended March 31, 2016
	($ in millions)
	Aerostructures	Engineering Services	Elimination	Total
Net sales	$77.0	$11.1	$(0.8)	$87.3
Cost of sales	62.2	9.4	(0.5)	71.1
Gross profit	14.8	1.7	(0.3)	16.2
S, G, & A	11.3	1.5	—	12.8
Income from operations	$3.5	$0.2	$(0.3)	$3.4

Aerostructures Segment

Net Sales.  Net sales were $79.2 million for the first quarter of 2017, a 2.9% increase from $77.0 million in the first quarter of 2016.  The following table specifies the amount of the Aerostructures segment’s net sales by category for the first quarter of 2017 and 2016 and the percentage of the segment’s total net sales for each period represented by each category:

	Three Months Ended March 31,
Category	2017	% of Total	2016	% of Total
	($ in millions)
Large commercial aircraft	$45.0	56.8%	$44.8	58.2%
Corporate and regional aircraft	19.4	24.5%	17.3	22.5%
Military	9.2	11.6%	8.9	11.6%
Other	5.6	7.1%	6.0	7.7%
Total	$79.2	100.0%	$77.0	100.0%

Net sales of large commercial aircraft products increased 0.4% in the first quarter of 2017 when compared to the first quarter of 2016. The most significant increase in revenue in the category was attributable to sales on the Bombardier C-Series platform which contributed $1.6 million in additional sales volume when compared to the prior-year period. The Boeing 737 and 767 platforms, which generated sales in the first quarter of 2017 of $26.2 million and $2.6 million, respectively, compared to $25.0 million and $1.5 million, respectively, in the first quarter of 2016, also contributed to the increase in sales. These increases in revenue were partially offset by a decline in sales of wing modification products of $0.9 million and declines in sales on the Boeing 787 and 777 platforms of $0.9 million and $0.8 million, respectively, in the first quarter of 2017 when compared to the prior-year period.

Net sales of components for corporate and regional aircraft increased 12.1% during the first quarter of 2017. The increase in sales in this category was primarily attributable to sales on the Gulfstream G500/600 and Bombardier Global 7000/8000 programs, which contributed $3.9 and $2.5 million, respectively, in the first quarter of 2017 compared to $1.4 million and $0.8 million, respectively, in the first quarter of 2016. In addition, sales on a new Honda Jet program contributed $1.4 million in the first quarter of 2017. These increases were partially offset by a decline in sales of $1.8 million on the Gulfstream G450/550 program, which contributed $1.8 million in the first quarter of 2017 compared to $3.6 million in the period-year period.

Cost of Goods Sold.  Cost of goods sold for the first quarter of 2017 was $66.2 million compared to $62.2 million for the first quarter of 2016. The increase in cost of goods sold was attributable to the increase in sales, start-up and learning related to new programs and inefficiencies integrating work from a rationalized facility.

Gross Profit.  Gross profit for the first quarter of 2017 was $13.0 million (16.4% of net sales) compared to $14.8 million (19.2% of net sales) in the first quarter of 2016. The reduction in gross profit margin was primarily attributable to unfavorable product mix, start-up and learning related to new programs and inefficiencies integrating work from a rationalized facility.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $12.4 million (15.7% of net sales) for the first quarter of 2017, compared to $11.3 million (14.7% of net sales) for the first quarter of 2016.  The increase in selling, general and administrative expenses was primarily attributable to $2.5 million in legal and other transaction expenses related to the Company's pending merger with Sonaca, S.A., partially offset by lower restructuring costs and salary and related expenses of $1.0 million and $0.7 million, respectively. Excluding the impact of merger expenses, selling general and administrative expenses decreased $1.4 million in the first quarter of 2017 when compared to the first quarter of 2016.

Engineering Services Segment

Net Sales.  The Engineering Services segment generates revenue primarily through the billing of employee time spent on customer projects.  Net sales for the Engineering Services segment were $4.9 million for the first quarter of 2017 as compared to $11.1 million for the first quarter of 2016, a decrease of 55.9%.  The following table specifies the amount of the Engineering Services segment’s net sales by category for the first quarter in each of 2017 and 2016 and the percentage of the segment’s total net sales represented by each category.

	Three Months Ended March 31,
Category	2017	% of Total	2016	% of Total
	($ in millions)
Large commercial aircraft	$1.4	28.6%	$5.9	53.2%
Corporate and regional aircraft	1.7	34.7%	2.6	23.4%
Military	1.5	30.6%	2.2	19.8%
Other	0.3	6.1%	0.4	3.6%
Total	$4.9	100.0%	$11.1	100.0%

Net sales of services for large commercial aircraft were $1.4 million in the first quarter of 2017, down 76.3% from $5.9 million in the first quarter of 2016. The decrease in this category was primarily attributable to a decline in sales related to maintenance and repair services which contributed $3.3 million in the first quarter of 2016 compared to $1.0 million in the first quarter of 2017. In addition, sales on the Bombardier C-series program also declined from $1.2 million in the first quarter of 2016 to $0.4 million in revenue in the first quarter of 2017.

Net sales of services related to corporate and regional aircraft were $1.7 million in the first quarter of 2017 compared to $2.6 million for the first quarter of 2016, down 34.6%.  The decrease in this category was primarily attributable to the Bombardier Global 7000/8000 program, which completed in 2016 and contributed $1.3 million in the first quarter of 2016.

Net sales of services for military programs were $1.5 million in the first quarter of 2017 compared to $2.2 million for the first quarter of 2016, down 31.8%. The decrease in this category was primarily attributable to a decline in sales related to the Boeing F-18 program, which contributed $1.9 million in the first quarter of 2016 compared to $1.0 million in the first quarter of 2017.

Cost of Goods Sold. Cost of goods sold for the first quarter of 2017 was $5.4 million compared to $9.4 million for the first quarter of 2016.  The decrease in cost of good sold was primarily attributable to lower volume. This decrease was partially offset by cost overruns on firm, fixed price contracts when compared to the prior-year period.

Gross Loss.  Gross loss for the first quarter of 2017 was $0.5 million (10.2% of net sales) compared to gross profit of $1.7 million (15.3% of net sales) in the first quarter of 2016.  The previously mentioned cost overruns and unfavorable fixed cost utilization on the decline in revenues negatively impacted gross profit in the first quarter of 2017 when compared to the prior-year period.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the first quarter of 2017 were $0.9 million, or 18.4% of net sales, compared to $1.5 million, or 13.5% of net sales, for the first quarter of 2016. Intangible asset amortization and salary and wage expenses were each lower in the first quarter of 2017 by $0.2 million when compared to the prior-year period.

Non-segment Expenses

Interest Expense.  Interest expense decreased to $5.2 million for the first quarter of 2017 from $5.3 million for the first quarter of 2016.

Income Tax Expense.  During the first quarter of 2017, the Company recorded an income tax expense of $0.01 million compared to an income expense of $0.2 million in the first quarter of 2016.

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

The following financial items have been added back to net income when calculating EBITDA:

•	Interest expense;

•	Income tax expense;

•	Depreciation; and

•	Amortization.

The following additional financial items have been added back to net income when calculating Adjusted EBITDA:

•	Stock-based compensation;

•	Merger expenses;

•	Integration-related expenses;

•	Restructuring expenses;

•	Other (net).

Reconciliations of net loss to EBITDA and Adjusted EBITDA were as follows:

(In Thousands)	Three Months Ended March 31,
	2017	2016
Net loss	$(6,468)	$(1,759)
Depreciation and amortization (1)	4,462	4,900
Interest expense	5,218	5,263
Income tax expense (benefit)	10	(164)
EBITDA	3,222	8,240
Merger expense (2)	2,534	—
Stock-based compensation (3)	762	752
Integration expenses	58	31
Restructuring expenses (4)	(20)	947
Other, net	310	170
Adjusted EBITDA	$6,866	$10,140

(1)	Includes amortization of intangibles, amortization of long-term supply agreement consideration and depreciation expense.

(2)	Includes legal and other transaction costs incurred in association with the Company's pending merger with Sonaca.

(3)
Includes shared-based expense associated with the LMI Aerospace, Inc. 2005 Long-term Incentive Plan, the LMI Aerospace, Inc. 2015 Incentive Compensation Plan and the LMI Profit Sharing and Savings Plan.

(4)
The three months ended March 31, 2017 includes an adjustment related to the relocation of the Company's Wichita, Kansas sheet metal fabrication facility. The three months ended March 31, 2016 includes expenses associated with general employment separation activities.

Liquidity and Capital Resources

At March 31, 2017, the Company's primary source of outstanding indebtedness was second priority senior secured notes that mature in July of 2019. These notes accrue interest at 7.375% and require semi-annual interest payments. The Company believes that cash generated from operations combined with its cash and cash equivalent assets, in addition to available borrowings under its revolving credit facility, will provide the financial flexibility necessary to achieve its long-range strategic goals. For more information on the Company's debt structure, please see Note 6 - Long-term Debt and Capital Lease Obligations in the Notes to the Condensed Consolidated Financial Statements under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

During the first three months of 2017 and 2016, the Company's operating activities used cash of $16.4 million and $7.2 million, respectively. Net cash used by operating activities for the first three months of 2017 and 2016 was unfavorably impacted by increases in accounts receivable related to the timing of customer payments of $7.9 million and $6.5 million, respectively. Inventory also increased in the first three months of 2017 and 2016 by $7.7 million and $4.7 million, respectively, as the Company prepared for anticipated higher demand in subsequent quarters. In addition, in the first three months of 2017 and 2016, the Company made payments of $8.3 million and $8.6 million, respectively, for the semi-annual interest due on its outstanding notes. An increase in accounts payable, primarily associated with the increases in inventory, favorably impacted operating cash flow in the first three months of 2017 and 2016 by $4.8 million and $7.4 million, respectively.

Net cash used for investing activities was $8.1 million for the first three months of 2017, compared to $2.4 million for the first three months of 2016. Capital spending in both quarters primarily supported our increasing content on the Boeing 737 MAX platform.

In the three months ended March 31, 2017, the Company funded operations and capital spending by borrowing $23.5 million on its revolving credit facility and made principal payments of $0.7 million on other long-term debt. In the three months ended March 31, 2016, the Company borrowed $1.5 million to fund an equipment purchase and made principal payments on other long-term debt of $0.9 million.

The Company believes its use of cash will moderate in the later half of 2017. The Company expects to meet its ongoing working capital, debt service and capital expenditures needs, both presently and through the end of 2017, with a combination of cash on hand, cash flow from operations and cash available under our revolving credit arrangement. At March 31, 2017 the Company had $50.2 million available on its revolving credit facility.

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

Contractual Obligations and Commitments

For information concerning contractual obligations, see the caption “Contractual Obligations and Commitments” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results” in the Company’s 2016 Form 10-K, as amended.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

No material changes have taken place in the quantitative and qualitative information about market risk since the end of the most recent fiscal year.  For further information, see Part II, Item 7A of the Company’s 2016 Form 10-K, as amended.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2017. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Risk Factors.

This Form 10-Q should be read together with Part I, Item 1A “RISK FACTORS” in our 2016 Form 10-K, as amended, which describes various risks and uncertainties to which we are or may become subject. There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission on April 4, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Charles and State of Missouri on the 10th day of May, 2017.

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

3.4	Amendment to the Company’s Amended and Restated Bylaws filed as Exhibit 3.1 to the Company’s Form 8-K filed June 26, 2009 and incorporated herein by reference.

3.5	Amendment to the Company’s Amended and Restated Bylaws filed as Exhibit 3.1 to the Company’s Form 8-K filed May 6, 2015 and incorporated herein by reference.

3.6	Amendment to the Company’s Amended and Restated Bylaws filed as Exhibit 3.1 to the Company’s Form 8-K filed February 17, 2017 and incorporated herein by reference.

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

10.1
Form of Employment Agreement dated as of December 30, 2016, and effective as of January 1, 2017, for Daniel G. Korte, Clifford C. Stebe, Jr., Jennifer Alfaro, Jay P. Inman, Jr., and Keith M. Schrader, filed as Exhibit 10.1 to the Company's Form 8-K filed January 6, 2017 and incorporated herein by reference.

10.2	Form of Employment Agreement for Daniel G. Korte filed as Exhibit 10.1 to the Company's Form 8-K filed February 17, 2017 and incorporated herein by reference.

10.3	Form of Employment Agreement for Clifford C. Stebe, Jr. filed as Exhibit 10.2 to the Company's Form 8-K filed February 17, 2017 and incorporated herein by reference.

31.1	Rule 13a-14(a) Certification of Daniel G. Korte, Chief Executive Officer filed herewith.

31.2	Rule 13a-14(a) Certification of Clifford C. Stebe, Jr., Chief Financial Officer filed herewith.

32.1	Certification of Daniel G. Korte, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification of Clifford C. Stebe, Jr., Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

101.ins	Instance Document

101.sch	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document

101.def	XBRL Taxonomy Extension Definition Linkbase Document

101.lab	XBRL Taxonomy Extension Label Linkbase Document

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document